Form 10-K
period 2011-12-31
EPAM Systems, Inc.
filed 2012-03-30
CIK 1352010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35418

EPAM SYSTEMS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	223536104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

EPAM Systems, Inc.

41 University Drive,

Suite 202

Newtown, Pennsylvania 18940

(Address of principal executive offices, including zip code)

267-759-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant completed the initial public offering of its common stock on February 13, 2012. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2012, the registrant had 42,392,784 shares of common stock outstanding.

Documents Incorporated by Reference: None

EPAM SYSTEMS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

In this annual report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.

“EPAM” is a trademark of EPAM Systems, Inc. “CMMI” is a trademark of the Software Engineering Institute of Carnegie Mellon University. “ISO 9001:2000” and “ISO 27001:2005” are trademarks of the International Organization for Standardization. All other trademarks and servicemarks used herein are the property of their respective owners.

Unless otherwise indicated, information contained in this annual report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on information from various sources (including industry publications, surveys and forecasts and our internal research), on assumptions that we have made, which we believe are reasonable, based on those data and other similar sources and on our knowledge of the markets for our services. The projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under “Item 1A. Risk Factors” and elsewhere in this annual report. These and other factors could cause results to differ materially from those expressed in the estimates included in this annual report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains estimates and forward-looking statements, principally in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this annual report, may adversely affect our results as indicated in forward-looking statements. You should read this annual report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this annual report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law.

PART I

Item 1.  Business

Overview

We are a leading global IT services provider focused on complex software product development services, software engineering and vertically-oriented custom development solutions. Since our inception in 1993, we have been serving independent software vendors, or ISVs, and technology companies. These companies produce advanced software and technology products that demand sophisticated software engineering talent, tools, methodologies and infrastructure to deliver solutions that support functionality and configurability to sustain multiple generations of platform innovation. The foundation we have built serving ISVs and technology companies has enabled us to differentiate ourselves in the market for software engineering skills and technology capabilities. Our work with these clients exposes us to their customers’ challenges across a variety of industry verticals. This has enabled us to develop vertical-specific domain expertise and grow our business in multiple industry verticals, including Banking and Financial Services, Business Information and Media, Travel and Hospitality and Retail and Consumer.

Our historical core competency is full lifecycle software development services including design and prototyping, product development and testing, component design and integration, product deployment, performance tuning, porting and cross-platform migration. We have developed extensive experience in each of these areas by working collaboratively with leading ISVs and technology companies, creating an unparalleled foundation for the evolution of our other offerings, which include custom application development, application testing, enterprise application platforms, application maintenance and support, and infrastructure management.

We believe the quality of our employees underpins our success and serves as a key point of differentiation in how we deliver a superior value proposition to our clients. Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland are strategically located in centers of software engineering talent and educational excellence across Central and Eastern Europe, or CEE, and the Commonwealth of Independent States, or the CIS. CEE includes Albania, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Republic of Macedonia, Romania, Russia, Serbia and Montenegro, Slovakia, Slovenia, the former Yugoslav Republic of Macedonia, Turkey and Ukraine. The CIS is comprised of constituents of the former U.S.S.R., including Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Our highly-skilled information technology, or IT, professionals, combined with our extensive experience in delivering custom solutions that meet our clients’ pressing business needs, has allowed us to develop a deep culture of software engineering excellence. We believe this culture enables us to attract, train and retain talented IT professionals.

We employ highly-educated IT professionals, nearly all of whom hold a master’s equivalent university degree in math, science or engineering and are proficient in English. To ensure we attract the best candidates from this deep talent pool, we have developed close relationships with leading technical institutions in CEE, whereby we actively support curriculum development and engage students to identify their talents and interests. We continue to expand these efforts throughout the major talent hubs within CEE.

Since inception, we have invested significant resources into developing a proprietary suite of internal applications and tools to manage all aspects of our delivery process. These applications and tools are effective in reducing risks, such as security breaches and cost overruns, while providing control and visibility across all project lifecycle stages to both us and our clients. In addition, these applications and tools enable us to provide solutions using the optimal software product development methodologies, including iterative methodologies such as Agile development. Our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients, thereby further strengthening our relationships with them.

We believe we are the only ISAE 3000 Type II certified IT services provider with multiple delivery centers in CEE, based on our analysis of publicly available information of IT services providers. This certification is a widely recognized auditing standard developed by the American Institute of Certified Public Accountants, or AICPA, and it serves as additional assurance to our clients that are required to validate the controls in place to protect the security of their sensitive data. Furthermore, this is an important certification for firms in data and information-intensive industries, as well as any organization that is subject to the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, internal controls certification requirements. Our ISAE 3000 Type II certification, in addition to our multiple ISO/IEC 27001:2005 and ISO 9001:2000 attestations, underscores our focus on establishing stringent security standards and internal controls.

Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. We maintain a geographically diverse client base with 49.4% of our 2011 revenues from clients located in North America, 32.0% from clients in Europe and 16.8% from clients in the CIS. Our focus on delivering quality to our clients is reflected by an average of 86.0% and 70.5% of our revenues in 2011 coming from clients that had used our services for at least two and three years, respectively. In addition, we have significantly grown the size of existing accounts. For example, from 2008 to 2011 the number of clients accounting for over $5.0 million in annual revenues increased from seven to fifteen.

Our Approach

Since our inception, we have focused on software product development, which we have refined through repeat, multi-year engagements with major ISVs. Unlike custom application development, which is usually tailored to very specific business requirements, software products of ISVs must be designed with a high level of product configurability and operational performance to address the needs of a diverse set of end-users working in multiple industries and operating in a variety of deployment environments. This demands a strong focus on upfront design and architecture, strict software engineering practices, and extensive testing procedures.

Our focus on software product development services for ISVs and technology companies requires high-quality software engineering talent, advanced knowledge of up-to-date methodologies and productivity tools, and strong project management practices. As a result, we have developed a culture focused on innovation, technology leadership and process excellence, which helps us maintain a strong reputation with our clients for technical expertise and high-quality project delivery.

Our work with ISVs and technology companies, including both global leaders in enterprise software platforms and emerging, innovative technology companies focusing on new trends, exposes us to their customers’ business and strategic challenges, allowing us to develop vertical-specific domain expertise. In this sense, our experience with ISV and technology company clients enables us to grow our business in multiple industries, including Banking and Financial Services, Business Information and Media, Travel and Hospitality and Retail and Consumer.

Our Services

Our service offerings cover the full software development lifecycle from complex software development services through maintenance and support, custom application development, application testing, enterprise application platforms and infrastructure management. Our key service offerings include:

Software Product Development Services

We provide a comprehensive set of software product development services including product research, design and prototyping, product development, component design and integration, full lifecycle software testing, product deployment and end-user customization, performance tuning, product support and maintenance, as well as porting and cross-platform migration. We focus on development services for enterprise software products covering a wide range of business applications as well as product development for multiple mobile platforms and embedded software product services.

Custom Application Development Services

We offer complete custom application development services to meet the requirements of businesses with sophisticated application development needs not adequately supported by packaged applications or by existing custom solutions. Our custom application development services leverage our experience in software product development as well as our industry expertise, prebuilt application solution frameworks and specific software product assets. Our range of services includes business and technical requirements analysis, solution architecture creation and validation, development, component design and integration, quality assurance and testing, deployment, performance tuning, support and maintenance, legacy applications re-engineering/refactoring, porting and cross-platform migration and documentation.

Application Testing Services

We maintain a dedicated group of testing and quality assurance professionals with experience across a wide range of technology platforms and industry verticals. Our Quality Management System complies with global quality standards such as ISO 9001:2000 and we employ industry-recognized and proprietary defect tracking tools to deliver a comprehensive range of testing services. Our application testing services include: (i) software application testing, including test automation tools and frameworks; (ii) testing for enterprise IT, including test management, automation, functional and non-functional testing, as well as defect management; and (iii) consulting services focused on helping clients improve their existing software testing and quality assurance practices.

Enterprise Application Platforms

As a proven provider of software product development services to major ISVs, we have participated in the development of industry standard technology and business application platforms and their components in such specific areas as customer relationship management and sales automation, enterprise resource planning, enterprise content management, business intelligence, e-commerce, mobile, Software-as-a-Service and cloud deployment. Our experience in such areas allowed us to offer services around Enterprise Application Platforms, which include requirements analysis and platform selection, deep and complex customization, cross-platform migration, implementation and integration, as well as support and maintenance. We use our experience, custom tools and specialized knowledge to integrate our clients’ chosen application platforms with their internal systems and processes and to create custom solutions filling the gaps in their platforms’ functionality necessary to address the needs of the clients’ users and customers.

Application Maintenance and Support

We deliver application maintenance and support services through a dedicated team of IT professionals. Our application maintenance and support offerings meet rigorous CMMI and ISAE 3000 Type II requirements. Our clients benefit from our proprietary distributed project management processes and tools, which reduce the time and costs related to maintenance, enhancement and support activities. Our services include incident management, fault investigation diagnosis, work-around provision, application bug fixes, release management, application enhancements and third-party maintenance.

Infrastructure Management Services

Given the increased need for tighter enterprise integration between software development, testing and maintenance with private, public and mobile infrastructures, our service offerings also cover infrastructure management services. We have significant expertise in implementing large infrastructure monitoring solutions, providing real-time notification and control from the low-level infrastructure up to and including applications. Our ISAE 3000 Type II, ISO/IEC 27001:2005 and ISO 9001:2000 certifications provide our clients with third-party verification of our information security policies. Our solutions cover the full lifecycle of infrastructure management including application, database, network, server, storage and systems operations management, as well as incident notification and resolution.

Our Verticals

Strong vertical-specific domain knowledge backed by extensive experience merging technology with the business processes of our clients allows us to deliver tailored solutions to the following industry verticals:

•	ISVs and Technology;

•	Banking and Financial Services;

•	Business Information and Media;

•	Travel and Hospitality; and

•	Retail and Consumer.

We also serve the diverse technology needs of clients in the energy, telecommunications, automotive, manufacturing, insurance and life sciences industries and the government.

The following table sets forth our revenues by vertical by amount and as a percentage of our revenues for the periods presented:

	Year Ended December 31,
	2011		2010		2009
	(in thousands, except percent)
Vertical
ISVs and Technology	$87,369	26.2%	$68,727	31.0%	$57,695	38.5%
Banking and Financial Services	76,419	22.8	42,835	19.3	17,069	11.4
Business Information and Media	62,350	18.6	45,749	20.6	28,587	19.1
Travel and Hospitality	40,110	12.0	18,780	8.5	9,869	6.6
Retail and Consumer	31,596	9.4	17,681	8.0	9,856	6.6
Other verticals	30,508	9.2	24,279	10.9	24,732	16.4
Reimbursable expenses and other revenues	6,176	1.8	3,773	1.7	2,131	1.4

Revenues	$334,528	100.0%	$221,824	100.0%	$149,939	100.0%

ISVs and Technology. ISVs and technology companies have a constant need for innovation and rapid time-to-market. Since inception, we have focused on providing complex software product development services to leading global ISVs and technology companies to meet these demands. Through our experience with many industry leaders, we have developed rigorous standards for software product development, as well as proprietary internal processes, methodologies and IT infrastructure. Our services span the complete software development lifecycle for software product development, testing and performance tuning, deployment and maintenance and support. We offer a comprehensive set of software development methodologies, depending on client requirements, from linear or sequential methodologies such as waterfall, to iterative methodologies such as Agile. In addition, we are establishing close partner relationships with many of our ISV and technology company clients and are offering distributed professional services around their product offerings directly to our corporate clients.

Banking and Financial Services. We established our Banking and Financial Services vertical in 2006 and have significant experience working with global retail and investment banks, investment firms, depositories, corporate treasuries, pension funds and market data providers. We offer a broad portfolio of services in asset and wealth management, corporate and retail banking, cards and payments, investment banking and brokerage, research and analysis, as well as governance, risk and compliance. We have also established an internal Capital Markets Competency Center, which facilitates knowledge exchange, education and collaboration across our organization and develops new software products, frameworks and components to further enhance our industry-specific solutions and services.

Business Information and Media. We have established long term relationships with leading business information and media companies, which enable us to bring sustainable value creation and enhanced return-on-content for organizations within this vertical. Our solutions help clients develop new revenue sources, accelerate the creation, collection, packaging and management of content and reach broader audiences. We serve clients in a range of business information and media sub-sectors, including entertainment media, news providers, broadcasting companies, financial information providers, content distributors and advertising networks. Our Business Information Competency Center enables us to provide our clients with solutions that help them overcome challenges related to operating legacy systems, manage varied content formats, rationalize their online assets and lower their cost of delivery. In addition, we provide knowledge discovery platform services through our InfoNgen business, which combines custom taxonomy development with web crawling, internal file and e-mail classification, newsletter and feed publication and content trend analysis.

Travel and Hospitality. We have extensive experience in designing, implementing and supporting solutions for the travel and hospitality industry. This has led to the development of a substantial repository of knowledge components and solutions, such as our Loyalty, Marketing and Booking Engine frameworks, which results in accelerated development and implementation of solutions, while ensuring enterprise-class reliability. Our capabilities span a range of platforms, applications and solutions that businesses in travel and hospitality use to serve their customers, capture management efficiencies, control operating expenses and grow revenues.

Retail and Consumer. We work closely with leading companies in the retail and consumer industry to enable our clients to better leverage technology and address simultaneous pressures of driving value for the consumer and offering a more engaging experience. Our expertise allows us to integrate our services with our clients’ existing enterprise resource planning, billing fulfillment and customer relationship management solutions. We have created rich, interactive user interfaces for a range of applications. We also offer deep expertise across several domains including business-to-business and business-to-consumer e-commerce, customer/partners self service, employee portals, online merchandising and sales, web content management, mobile solutions and billing.

Our Delivery Model

We have delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland. We have client management locations in the United States, United Kingdom, Germany, Sweden, Switzerland, Russia and Kazakhstan. We believe the development of a robust global delivery model creates a key competitive advantage, enabling us to better understand and meet our client’s diverse needs and provide a compelling value proposition.

Our primary delivery centers with approximately 3,000 IT professionals are located in Belarus, the majority of which are located in Minsk, the capital of Belarus, which is a major educational and industrial center in CEE. It is well-suited to serve as a prime IT outsourcing destination given its strong industrial base, good educational infrastructure and legacy as the center of computer science for the former Soviet Union. Furthermore, the IT industry in Belarus has been strongly supported by the government, which has taken steps to encourage investment in the IT sector through long-term tax incentives.

Our delivery centers in Ukraine have approximately 1,700 IT professionals. Ukraine promotes the growth of a domestic IT outsourcing export industry that is supported by regulation, intellectual property protection and a favorable investment climate.

Our delivery centers in Russia have approximately 1,000 IT professionals. Our locations in Ukraine and Russia offer many of the same benefits as Belarus, including educational infrastructure, availability of qualified software engineers and government sponsorship of the IT industry. We believe our locations in Ukraine and Russia, along with our delivery centers in Belarus, offer a strong and diversified delivery platform across CEE.

Our delivery centers in Hungary have approximately 650 IT professionals and serve as the center for our nearshore delivery capabilities to European clients. Hungary’s geographic proximity, cultural affinity and similar time zones with our clients in Europe enables increased interaction that creates closer client relationships, increased responsiveness and more efficient delivery of our solutions.

Our client management locations maintain account management and production personnel with significant project management capabilities, which enable us to work seamlessly with our clients and delivery centers. Our onsite and offshore delivery teams are linked together through common processes and collaboration applications and tools and a communications infrastructure that features a secure and redundant environment enabling global collaboration.

Quality and Process Management

We have built complex proprietary applications and tools to manage quality, security and transparency of the delivery process in a distributed environment. Our proprietary ISO 9001:2000 and CMMI-certified Quality Management System has been documented, implemented and maintained to ensure the timely delivery of software development services to our clients. We have also developed sophisticated project management techniques facilitated through our Project Management Center, a web-based collaborative environment for software development which we consider critical to meeting or exceeding the service levels required by our clients.

Our Quality Management System ensures that we provide timely delivery of software development services to enhance client satisfaction by enabling:

•	objective valuation of the performed process, work products and services against the client’s process descriptions, standards and procedures;

•	identification, documentation and timely resolution of noncompliance issues;

•	feedback to the client’s project staff and managers on the results of quality assurance activities;

•	monitoring and improvement of the software development process to ensure adopted standards and procedures are implemented and flaws are detected and resolved in a timely manner; and

•	execution of planned and systematic problem prevention activities.

Our proprietary Project Management Center supports our software development delivery model. Our Project Management Center is effective in reducing risks and providing control and visibility across all project lifecycle stages based on the following features:

•	multi-site, multi-project capabilities;

•	activity-based software development lifecycle, which fully tracks the software development activities through the project documentation;

•	project, role-based access control, which can be available to us, clients and third parties;

•	fully configurable workflow engine with built-in notification and messaging;

•	extensive reporting capabilities and tracking of key performance indicators; and

•	integration with Microsoft Project and Outlook.

The transparency and visibility into software development project deliverables, resource management, team messaging and project-related documents and files provided by our Project Management Center promotes collaboration and strengthens our relationships with our clients. Improved traceability enables significant time savings and cost reductions for business users and IT management during change management for the software development lifecycle. The combination of our Project Management Center with our other proprietary internal applications enhances our offering by reducing errors, increasing quality and improving maintenance time. Combining applications can lead to more efficient communications and oversight for both clients and our staff.

Sales and Marketing

Our sales and marketing strategy seeks to increase our revenues from new and existing clients through our account managers, sales and business development managers, vertical specialists, technical specialists and subject-matter experts. Given our focus on complex application development and the needs of our clients, we believe our IT professionals play an integral role in engaging with clients on potential business opportunities. For example, account managers are organized vertically and maintain direct client relationships. In addition, they are responsible for handling inbound requests and referrals, identifying new business opportunities and responding to requests-for-proposals, or RFPs. Account managers typically engage technical and other specialists in responding to RFPs and pursuing opportunities. This sales model has been effective in promoting repeated business and growth from within our existing client base.

In addition to effective client management, we believe that our reputation as a premium provider of software product development services drives additional business from inbound requests, referrals and RFPs. We enjoy published recognition from other third-party industry observers, such as the Global Outsourcing Services 100, Global Service Magazine, neoIT and Software Magazine.

We also maintain a dedicated sales force as well as a marketing team, which coordinates corporate-level branding efforts that range from sponsorship of programming competitions to participation in and hosting of industry conferences and events.

Clients

Our clients primarily consist of Forbes Global 2000 corporations. During 2011, 2010 and 2009, our largest client, Thomson Reuters, accounted for over 10% of our revenues. No other client represented over 10% of our revenues for 2011, 2010 and 2009.

The following table sets forth the percentage of our revenues for the periods presented by client location:

	% of Revenues for Year Ended December 31,
Client Location	2011	2010	2009
North America	49.4%	52.8%	53.5%
Europe	32.0	26.4	21.8
CIS	16.8	19.1	23.3
Reimbursable expenses and other revenues	1.8	1.7	1.4

Revenues	100.0%	100.0%	100.0%

The following table sets forth the percentage of our revenues by client vertical for the periods presented:

	% of Revenues for Year Ended December 31,
Vertical	2011	2010	2009
ISVs and Technology	26.2%	31.0%	38.5%
Banking and Financial Services	22.8	19.3	11.4
Business Information and Media	18.6	20.6	19.1
Travel and Hospitality	12.0	8.5	6.6
Retail and Consumer	9.4	8.0	6.6
Other verticals	9.2	10.9	16.4
Reimbursable expenses and other revenues	1.8	1.7	1.4

Revenues	100.0%	100.0%	100.0%

The following table shows the distribution of our clients by revenues for the periods presented:

Revenues Greater Than or Equal To	2011	2010	2009
$0.1 million	176	143	131
$0.5 million	98	72	63
$1 million	54	43	37
$5 million	15	10	3
$10 million	8	4	1

The following table sets forth our revenues by service offering by amount and as a percentage of our revenues for the periods presented:

	Year Ended December 31,
Service Offering	2011		2010		2009
	(in thousands, except percent)
Software development	$219,211	65.5%	$149,658	67.5%	$105,397	70.3%
Application testing services	67,840	20.3	44,459	20.0	28,489	19.0
Application maintenance and support	29,287	8.8	19,262	8.7	11,828	7.9
Infrastructure services	8,488	2.5	2,823	1.3	—	—
Licensing	3,526	1.1	1,849	0.8	2,094	1.4
Reimbursable expenses and other revenues	6,176	1.8	3,773	1.7	2,131	1.4

Revenues	$334,528	100.0%	$221,824	100.0%	$149,939	100.0%

We typically enter into a master services agreement with our clients, which provides a framework for services that is then supplemented by statements of work, which specify the particulars of each individual engagement, including the services to be performed, pricing terms and performance criteria.

For example, we have entered into a master services agreement with Thomson Reuters. Under this master services agreement, we may not use subcontractors to perform the services without Thomson Reuters’ prior written consent. Our personnel must comply with Thomson Reuters’ security policies. The intellectual property rights to deliverables we make in the course of, or enabling the, performance of the services we provide to Thomson Reuters are owned by Thomson Reuters. Deliverables and services are subject to acceptance testing, and liquidated damages are prescribed for late delivery. Service credits are prescribed for service-level failures and charges are subject to adjustment for deficiencies in services that are not measured by service levels. The master services agreement provides step-in rights, benchmarking, monitoring rights and audit rights. The master services agreement is not a commitment to purchase our services, and may be terminated for various reasons including a time-limited right of termination upon a change-of-control event or without cause upon six months’ notice.

Competition

The markets in which we compete are changing rapidly and we face competition from both global IT services providers as well as those based in CEE. We believe that the principal competitive factors in our business include technical expertise and industry knowledge, end-to-end solution offerings, reputation and track record for high-quality and on-time delivery of work, effective employee recruiting, training and retention, responsiveness to clients’ business needs, scale, financial stability and price.

We face competition primarily from:

•

India-based technology outsourcing IT services providers, such as Cognizant Technology Solutions, GlobalLogic, HCL Technologies, Infosys Technologies, Mindtree, Sapient, Symphony Technology Group, Tata Consultancy Services and Wipro;

•	Local CEE technology outsourcing IT services providers;

•	Large global consulting and outsourcing firms, such as Accenture, Atos Origin, Capgemini, CSC and IBM;

•	China-based technology outsourcing IT services providers such as Camelot Information Services, hiSoft Technology International, iSoftStone and VanceInfo Technologies; and

•	In-house IT departments of our clients and potential clients.

We are a leading global IT services provider of complex software product development and software engineering services in CEE. We believe that our focus on complex software product development solutions, our technical employee base, and the development and continuous improvement in process methodologies, applications and tools position us well to compete effectively in the future. However, we face competition from offshore IT services providers in other outsourcing destinations with low wage costs, such as India and China, and from IT services providers that have more locations or that are based in countries more stable than some CIS and CEE countries. Our present and potential competitors may also have substantially greater financial, marketing or technical resources; may also be able to respond more quickly to new technologies or processes and changes in client demands; may be able to devote greater resources towards the development, promotion and sale of their services than we can; and may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our clients.

Human Capital

Our people are critical to the success of our business. Attracting and retaining employees is a key factor in our ability to grow our revenues and meet our clients’ needs. We had approximately 8,125, 6,168 and 4,432 employees as of December 31, 2011, 2010 and 2009, respectively. Of these employees, approximately 95.0% were located in the CIS and CEE, 1.9% were located in Western Europe (excluding Hungary) and 3.1% were located in North America as of December 31, 2011. We believe that we maintain a good working relationship with our employees and we have not experienced any labor disputes. Our employees have not entered into any collective bargaining agreements.

Recruitment and Retention

We believe our company culture and reputation as a leading global IT services provider of complex software product development and software engineering services in CEE enhances our ability to recruit and retain highly sought-after employees. We have dedicated full-time employees that oversee all aspects of our human capital management process. Through our proprietary internal tools, we effectively plan our short-term and long-term recruitment needs and deploy the necessary personnel and processes to optimize utilization and to quickly satisfy the demands of our clients.

We have developed our base of IT professionals by hiring highly-qualified, experienced IT professionals from this region and by recruiting students from leading technical institutions in CEE. We have strong relationships with the leading technical institutions in CEE, such as the Belarusian State University, Saint Petersburg State University of Information Technologies, Mechanics and Optics, Moscow State University of Instrument Engineering and Computer Sciences and National Technical University of Ukraine, and we have established EPAM delivery centers near many of these campuses. Our ongoing involvement with these technical institutions includes supporting EPAM-branded research labs, developing training courses, providing teaching equipment, actively supporting curriculum development and engaging students to identify their talents and interests. Our relationships with these technical institutions provide us access to a highly-qualified talent pool of programmers, and allow us to consistently attract highly-skilled students from these institutions. We also conduct lateral hiring through a dedicated IT professional talent acquisition team whose objective is to locate and attract qualified and experienced IT professionals within the region.

To attract, retain and motivate our IT professionals, we seek to provide an environment and culture that rewards entrepreneurial initiative and performance. In addition, we offer a challenging work environment, ongoing skills development initiatives and attractive career advancement and promotion opportunities.

Training and Development

We dedicate significant resources to the training and development of our IT professionals. We believe in the importance of supporting educational initiatives and we sponsor employees’ participation in internal and external training and certifications. Furthermore, we actively pursue partner engagements with technical institutions in CEE.

We provide training, continuing education and career development programs for both entry-level and experienced IT professionals. Entry-level IT professionals undergo a rigorous training program that consists of approximately three to six months of classroom training, as well as numerous hours of hands-on training through actual engagements. This comprehensive program results in employees who are highly proficient and possess deep technical expertise that enables them to immediately serve our clients’ needs. For our mid-level and senior IT professionals, we offer continuing education programs aimed at helping them advance in their careers. We also provide mentoring opportunities, management and soft skills training, intensive workshops and management and technical advancement programs. We are committed to systematically identifying and nurturing the development of middle and senior management through formal leadership training, evaluation, development and promotion.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We require our employees, independent contractors, vendors and clients to enter into written confidentiality agreements upon the commencement of their relationships with us. These agreements generally provide that any confidential or proprietary information disclosed or otherwise made available by us be kept confidential.

We customarily enter into non-disclosure agreements with our clients with respect to the use of their software systems and platforms. Our clients usually own the intellectual property in the software or systems we develop for them. Furthermore, we usually grant a perpetual, worldwide, royalty-free, nonexclusive, transferable and non-revocable license to our clients to use our preexisting intellectual property, but only to the extent necessary in order to use the software or systems we developed for them.

Protecting our intellectual property rights is critical to our business. We have invested, and will continue to invest, in research and development to enhance our domain knowledge and create complex, specialized solutions for our clients. As of December 31, 2011 we had registered intellectual property consisting of 13 U.S. trademarks, 4 non-U.S. trademarks, 1 Russian copyright and 77 active domain names. In 2005, we entered into a Consent of Use and Settlement Agreement with Princeton Financial Services, Inc., or PFS, whereby we consented to PFS’s use of the mark “ePAM” in connection with the hosting of its software application but solely using a lowercase “e” and uppercase “PAM” and PFS consented to all uses by us of the EPAM mark other than as capitalized in the foregoing (i.e., “ePAM”). While we consider the intellectual property embodied by certain of our solutions, such as our InfoNgen services, important to our business, we do not believe that any individual registered intellectual property right other than our rights in our name is material to our business.

Long-lived Assets

The table below sets forth the locations of our long-lived assets:

	As of December 31,
Location	2011	2010
United States	$1,445	$386
Belarus	26,001	20,377
Ukraine	4,314	2,223
Russia	2,011	1,263
Hungary	1,108	704
Other	603	385

Total	$35,482	$25,338

Acquisitions

We have acquired a number of companies in order to expand our vertical-specific domain expertise, geographic footprint, service portfolio, client base and management expertise.

In May 2009, we acquired the assets of Rodmon Systems Inc., a company with operations in the United States and Belarus and 28 IT professionals and an experienced management team, in order to secure a large strategic client relationship which further strengthened our Business Information and Media vertical, our experienced management team and our technical IT professionals.

In August 2010, we acquired the assets of Instant Information, Inc., a company with operations in the United States and Belarus with 53 IT professionals, in order to acquire an experienced management team and skilled IT professionals, thereby further strengthening our Business Information and Media vertical, and to acquire the rights to the intellectual property embodied by our InfoNgen services and cloud deployment capabilities.

Regulations

Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations, and several Belarusian, Russian, Ukrainian, Hungarian, Kazakhstan and U.S. federal and state agencies regulate various aspects of our business. See “Item 1A. Risk Factors — Risks Relating to Our Business — Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations or unfavorable interpretation by authorities of these regulations could harm our business.” and “Item 1A. Risk Factors — Risks Relating to Our Business — We are subject to laws and regulations in the United States and other countries in which we operate concerning our operations, including export restrictions, U.S. economic sanctions and the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures, which could adversely affect our business, financial condition and results of operations.”

We benefit from certain tax incentives promulgated by the Belarusian and Hungarian governments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Income Statement Line Items — Provision for Income Taxes.”

Corporate Information

EPAM Systems, Inc. was incorporated in the State of Delaware on December 18, 2002. Our predecessor entity was founded in 1993. Our principal executive offices are located at 41 University Drive, Suite 202, Newtown, Pennsylvania 18940 and our telephone number is 267-759-9000. We maintain a website at http://www.epam.com. Our website and the information accessible through our website are not incorporated into this annual report.

We make certain filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports. We make such filings available free of charge through the Investor Relations section of our website, http://investors.epam.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at http://www.sec.gov. Our press releases and recent analyst presentations are also available on our website. The information on our website does not constitute a part of this annual report.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of the date of this annual report:

Name	Age	Position
Arkadiy Dobkin	51	Chief Executive Officer, President and Chairman of the Board of Directors
Karl Robb	49	President of EU Operations, Executive Vice President and Director
Ilya Cantor	43	Senior Vice President, Chief Financial Officer and Treasurer
Balazs Fejes	36	Chief Technology Officer
Ginger Mosier	47	Vice President, General Counsel and Corporate Secretary

Arkadiy Dobkin has served as Chairman of our board, Chief Executive Officer and President since December 2002. Mr. Dobkin began his career in Minsk, Belarus, where he worked for several emerging software development companies. After immigrating to the United States, he held thought and technical leadership positions in Colgate-Palmolive Company and SAP Labs. Mr. Dobkin holds a MS in Electrical Engineering from the Belarusian National Technical University. We believe that Mr. Dobkin’s experience as an IT professional and executive in the IT services industry coupled with his in-depth understanding of our global delivery model provide him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board and our management team regarding operational, strategic and management issues as well as general industry trends.

Karl Robb has served as a director of our board, as our President of EU Operations and Executive Vice President since March 2004. Mr. Robb is a 29-year global software engineering industry veteran, having worked nine years in Europe, nine years in the United States and 11 years in Eastern Europe. In March of 2004, Fathom Technology, a Hungarian software development outsourcing firm where Mr. Robb was a co-founder and Chief Executive Officer, merged with EPAM Systems, whereupon Mr. Robb became Executive VP, Global Operations, and a member of the Board of Directors of EPAM. Mr. Robb has been employed as a consultant by Landmark Business Development Limited, or Landmark, a consulting firm, since 1986. We believe that Mr. Robb’s experience as an executive in the IT services industry and his knowledge of the IT services industry in North America, Europe and CEE as well as his experience working with global IT services companies and successfully starting two software companies, provides him with the necessary skills to serve as a member of our board of directors and will enable him to provide valuable insight to the board regarding operational and management issues as well as general industry trends.

Ilya Cantor has served as our Senior Vice President, Chief Financial Officer and Treasurer since March 2012 and as our Vice President, Chief Financial Officer and Treasurer since July 2006. Prior to joining EPAM, Mr. Cantor spent seven years in a variety of financial and operational positions at Dow Jones, including Executive Director of Operations of The Wall Street Journal, Chief Financial Officer of The Wall Street Journal and Group Finance Director of The Wall Street Journal International. Between 2002 and 2005, Mr. Cantor served on the board of directors of CNBC International, which was at the time a financial news television joint venture between NBC Capital Corp and Dow Jones in Asia and Europe. Before joining Dow Jones in 1999, Mr. Cantor was the Chief Financial Officer of Independent Media (now Independent Media–Sanoma), a leading publishing house based in Moscow, Russia. Previous to this, Mr. Cantor was an Audit Manager with Coopers & Lybrand, LLP (now PricewaterhouseCoopers) in Moscow. He started his career with Coopers & Lybrand in Los Angeles in 1991, after graduating from California State University at Long Beach.

Balazs Fejes has served as our Chief Technology Officer since March 2004. Mr. Fejes joined us when Fathom Technology, a Hungarian software engineering firm, which he co-founded and for which he served as Chief Technology Officer, merged with us. Prior to co-founding Fathom Technology, Mr. Fejes was a chief software architect/line manager with Microsoft Great Plains (Microsoft Business Solutions). He also served as a chief software architect of Scala Business Solutions. Mr. Fejes has been employed as a consultant by Redlodge Holdings Limited, a consulting firm, since July 2007. Between January 2001 and July 2007, Mr. Fejes was employed as a consultant by Landmark. Mr. Fejes currently serves as Managing Director for EPAM Systems Switzerland GmbH, EPAM Systems Kft, EPAM Systems Aps and EPAM Systems Nordic AB.

Ginger Mosier has served as our Vice President, General Counsel since March 2010, as our Assistant Corporate Secretary from May 2010 to January 2012 and as our Corporate Secretary since January 2012. Prior to joining EPAM, Ms. Mosier spent approximately eight years in a variety of legal positions with Hewlett-Packard Company. In her last position, she served as senior counsel advising on global IT outsourcing deals and related services transactions. Prior to that she advised a number of HP Software divisions as corporate counsel and was the legal representative for the HP Software Integration Office created for implementing the acquisition and integration of several software companies. Immediately prior to Hewlett-Packard, Ms. Mosier practiced corporate law at Drinker, Biddle & Reath. Ms. Mosier began her legal career at Baker & Daniels. Ms. Mosier holds a J.D., magna cum laude, from Indiana University School of Law at Indianapolis where she was a member of the Indiana Law Review and a B.A. from Indiana University — Purdue University at Indianapolis.

Item 1A.  Risk Factors

Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this annual report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected. In particular, forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. See “Special Note Regarding Forward-Looking Statements.”

Risks Relating to Our Business

We may be unable to effectively manage our rapid growth, which could place significant strain on our management personnel, systems and resources.

We have experienced rapid growth and significantly expanded our business recently. Our revenues grew from $160.6 million in 2008 to $334.5 million in 2011. We have also supplemented our organic growth with strategic acquisitions. As of December 31, 2011, we had 6,968 IT professionals, as compared to 2,890 IT professionals as of December 31, 2007. We intend to continue our expansion in the foreseeable future to pursue existing and potential market opportunities.

Our rapid growth has placed and will continue to place significant demands on our management and our administrative, operational and financial infrastructure. Continued expansion increases the challenges we face in:

•	recruiting, training and retaining sufficiently skilled IT professionals and management personnel;

•	adhering to and further improving our high-quality and process execution standards and maintaining high levels of client satisfaction;

•	managing a larger number of clients in a greater number of industries and locations;

•	maintaining effective oversight of personnel and delivery centers;

•	preserving our culture, values and entrepreneurial environment; and

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems.

Moreover, as we introduce new services or enter into new markets, we may face new market, technological and operational risks and challenges with which we are unfamiliar, and it may require substantial management efforts and skills to mitigate these risks and challenges. As a result of any of these problems associated with expansion, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to achieve anticipated growth, which could materially adversely affect our business and prospects.

We intend to continue our expansion in the foreseeable future to pursue existing and potential market opportunities. As we introduce new services or enter into new markets, we may face new market, technological and operational risks and challenges with which we are unfamiliar, and we may not be able to mitigate these risks and challenges to successfully grow those services or markets. We may not be able to achieve our anticipated growth, which could materially adversely affect our business and prospects.

If we fail to attract and retain highly skilled IT professionals, we may not have the necessary resources to properly staff projects, and failure to successfully compete for such IT professionals could materially adversely affect our ability to provide high quality services to our clients.

Our success depends largely on the contributions of our IT professionals and our ability to attract and retain qualified IT professionals. Competition for IT professionals in the markets in which we operate can be intense and, accordingly, we may not be able to retain or hire all of the IT professionals necessary to meet our ongoing and future business needs. Any reductions in headcount for economic or business reasons, however temporary, could negatively affect our reputation as an employer and our ability to hire IT professionals to meet our business requirements.

The total attrition rates among our IT professionals who have worked for us for at least six months were 9.1%, 9.4% and 11.2% for 2011, 2010 and 2009, respectively. We may encounter higher attrition rates in the future. A significant increase in the attrition rate among IT professionals with specialized skills could decrease our operating efficiency and productivity and could lead to a decline in demand for our services. The competition for highly-skilled IT professionals may require us to increase salaries, and we may be unable to pass on these increased costs to our clients.

In addition, our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain skilled IT professionals, including experienced management IT professionals, which enables us to keep pace with growing demands for outsourcing, evolving industry standards and changing client preferences. If we are unable to attract and retain the highly-skilled IT professionals we need, we may have to forgo projects for lack of resources or be unable to staff projects optimally. Our failure to attract, train and retain IT professionals with the qualifications necessary to fulfill the needs of our existing and future clients or to assimilate new IT professionals successfully could materially adversely affect our ability to provide high quality services to our clients.

Increases in wages and other compensation expense for our IT professionals could prevent us from sustaining our competitive advantage.

Wage costs for IT professionals in CIS and CEE countries are lower than comparable wage costs in more developed countries. However, wage costs in the CIS and CEE IT services industry may increase at a faster rate than in the past, which ultimately may make us less competitive unless we are able to increase the efficiency and productivity of our IT professionals as well as the prices we can charge for our services. Increases in wage costs may reduce our profitability. In addition, the issuance of equity-based compensation to our IT professionals would also result in additional dilution to our stockholders.

Our success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the continued services of our senior executives and other key employees. We currently do not maintain key man life insurance for any of the senior members of our management team or other key personnel. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

If any of our senior executives or key personnel joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and key IT professionals and staff members to them. Also, if any of our business development managers, who generally keep a close relationship with our clients, joins a competitor or forms a competing company, we may lose clients, and our revenues may be materially adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel. If any dispute arises between our senior executives or key personnel and us, any non-competition, non-solicitation and non-disclosure agreements we have with our senior executives or key personnel might not provide effective protection to us, especially in CIS and CEE countries where some of our senior executives and most of our key employees reside, in light of uncertainties with legal systems in CIS and CEE countries.

Emerging markets such as the CIS and CEE countries are subject to greater risks than more developed markets, including significant legal, economic, tax and political risks.

We have significant operations in CIS countries, including Belarus, Russia, Ukraine and Kazakhstan and in Hungary, which is a CEE country. Investors in emerging markets such as CIS and CEE countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases significant legal, economic, tax and political risks. Investors should also note that emerging economies such as the economies of Belarus, Russia, Ukraine, Kazakhstan and Hungary are subject to rapid change and that the information set forth in this annual report may become outdated relatively quickly. Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, in light of those risks, an investment in our common stock is appropriate. See “— Risks Related to Conducting Business in the CIS and CEE Countries.”

We generate a significant portion of our revenues from a small number of clients, and any loss of business from these clients could materially reduce our revenues.

We have derived, and believe that in the foreseeable future we will continue to derive, a significant portion of our revenues from a small number of clients. During 2011, 2010 and 2009, our largest client, Thomson Reuters, accounted for over 10% of our revenues. In the aggregate, our top ten clients accounted for 44.6%, 42.6%, and 35.3% of our revenues in 2011, 2010 and 2009, respectively.

Our ability to maintain close relationships with these and other major clients is essential to the growth and profitability of our business. However, the volume of work performed for a specific client is likely to vary from year to year, especially since we generally are not our clients’ exclusive IT services provider and we do not have long-term commitments from any clients to purchase our services. A major client in one year may not provide the same level of revenues for us in any subsequent year. The IT services we provide to our clients, and the revenues and net income from those services, may decline or vary as the type and quantity of IT services we provide change over time. Furthermore, our reliance on any individual client for a significant portion of our revenues may give that client a certain degree of pricing leverage against us when negotiating contracts and terms of service.

In addition, a number of factors other than our performance could cause the loss of or reduction in business or revenues from a client, and these factors are not predictable. For example, a client may decide to reduce spending on technology services or sourcing from us due to a challenging economic environment or other factors, both internal and external, relating to its business. These factors, among others, may include corporate restructuring, pricing pressure, changes to its outsourcing strategy, switching to another IT services provider or returning work in-house.

The loss of any of our major clients, or a significant decrease in the volume of work they outsource to us or the price at which we sell our services to them, could materially adversely affect our revenues and thus our results of operations.

Our revenues, operating results and profitability may experience significant variability and, as a result, it may be difficult to make accurate financial forecasts.

Our revenues, operating results and profitability have varied in the past and are likely to vary in the future, which could make it difficult to make accurate financial forecasts. Factors that are likely to cause these variations include:

•	the number, timing, scope and contractual terms of IT projects in which we are engaged;

•	delays in project commencement or staffing delays due to difficulty in assigning appropriately skilled or experienced IT professionals;

•	the accuracy of estimates of resources, time and fees required to complete fixed-price projects and costs incurred in the performance of each project;

•	changes in pricing in response to client demand and competitive pressures;

•	changes in the allocation of onsite and offshore staffing;

•	the business decisions of our clients regarding the use of our services;

•	the ability to further grow revenues from existing clients;

•	the available leadership and senior technical resources compared to junior engineering resources staffed on each project;

•	seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients;

•	delays or difficulties in expanding our operational facilities or infrastructure;

•	the ratio of fixed-price contracts to time-and-materials contracts in process;

•	employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases;

•	unexpected changes in the utilization rate of our IT professionals;

•	unanticipated contract or project terminations;

•	the timing of collection of accounts receivable;

•	the continuing financial stability of our clients; and

•	general economic conditions.

If we are unable to make accurate financial forecasts, it could materially adversely affect our business, financial condition and results of operations.

We do not have long-term commitments from our clients, and our clients may terminate contracts before completion or choose not to renew contracts.

Our clients are generally not obligated for any long-term commitments to us. Although a substantial majority of our revenues are generated from repeated business, which we define as revenues from a client who also contributed to our revenues during the prior year, our engagements with our clients are typically for projects that are singular in nature. In addition, our clients can terminate many of our master services agreements and work orders with or without cause, and in most cases without any cancellation charge. Therefore, we must seek to obtain new engagements when our current engagements are successfully completed or are terminated as well as maintain relationships with existing clients and secure new clients to expand our business.

There are a number of factors relating to our clients that are outside of our control which might lead them to terminate a contract or project with us, including:

•	financial difficulties for the client;

•	a change in strategic priorities, resulting in elimination of the impetus for the project or a reduced level of technology spending;

•	a change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors;

•	the replacement by our clients of existing software with packaged software supported by licensors; and

•	mergers and acquisitions or significant corporate restructurings.

Failure to perform or observe any contractual obligations could result in cancellation or non-renewal of a contract, which could cause us to experience a higher than expected number of unassigned employees and an increase in our cost of revenues as a percentage of revenues, until we are able to reduce or reallocate our headcount. The ability of our clients to terminate agreements makes our future revenues uncertain. We may not be able to replace any client that elects to terminate or not renew its contract with us, which could materially adversely affect our revenues and thus our results of operations.

In addition, some of our agreements specify that if a change of control of our company occurs during the term of the agreement, the client has the right to terminate the agreement. If any future event triggers any change-of-control provision in our client contracts, these master services agreements may be terminated, which would result in loss of revenues.

Our revenues are highly dependent on clients primarily located in the United States and Europe. Worsening economic conditions or factors that negatively affect the economic health of the United States or Europe could reduce our revenues and thus adversely affect our results of operations.

The recent crisis in the financial and credit markets in North America, Europe and Asia led to a global economic slowdown, with the economies of those regions showing significant signs of weakness. The IT services industry is particularly sensitive to the economic environment, and tends to decline during general economic downturns. We derive a significant portion of our revenues from clients in North America and Europe. If the North American or European economies further weaken or slow, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability.

The current financial crisis in Europe (including concerns that certain European countries may default in payments due on their national debt) and the resulting economic uncertainty could adversely impact our operating results unless and until economic conditions in Europe improve and the prospects of national debt defaults in Europe decline. To the extent that these adverse economic conditions continue or worsen, they will likely continue to have a number of negative effects on our business.

If we are unable to successfully anticipate changing economic and political conditions affecting the markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our results of operations could be adversely affected.

Our profitability will suffer if we are not able to maintain our resource utilization levels and productivity levels.

Our profitability is significantly impacted by our utilization levels of fixed-cost resources, including human resources as well as other resources such as computers and office space, and our ability to increase our productivity levels. We have expanded our operations significantly in recent years through organic growth and strategic acquisitions, which has resulted in a significant increase in our headcount and fixed overhead costs.

Some of our IT professionals are specially trained to work for specific clients or on specific projects and some of our offshore development centers are dedicated to specific clients or specific projects. Our ability to manage our utilization levels depends significantly on our ability to hire and train high-performing IT professionals and to staff projects appropriately and on the general economy and its effect on our clients and their business decisions regarding the use of our services. If we experience a slowdown or stoppage of work for any client or on any project for which we have dedicated IT professionals or facilities, we may not be able to efficiently reallocate these IT professionals and facilities to other clients and projects to keep their utilization and productivity levels high. If we are not able to maintain optimal resource utilization levels without corresponding cost reductions or price increases, our profitability will suffer.

We face intense competition from onshore and offshore IT services companies, and increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could materially adversely affect our business.

The market for IT services is highly competitive, and we expect competition to persist and intensify. We believe that the principal competitive factors in our markets are reputation and track record, industry expertise, breadth and depth of service offerings, quality of the services offered, language, marketing and selling skills, scalability of infrastructure, ability to address clients’ timing requirements and price.

We face competition from offshore IT services providers in other outsourcing destinations with low wage costs such as India and China, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which could reduce our revenues to the extent that clients obtain services from other competing IT services providers. Clients may prefer IT services providers that have more locations or that are based in countries more cost-competitive or more stable than some CIS and CEE countries.

Our ability to compete successfully also depends in part on a number of factors beyond our control, including the ability of our competitors to recruit, train, develop and retain highly-skilled IT professionals, the price at which our competitors offer comparable services and our competitors’ responsiveness to client needs. Some of our present and potential competitors may have substantially greater financial, marketing or technical resources. Our current and potential competitors may also be able to respond more quickly to new technologies or processes and changes in client demands; may be able to devote greater resources towards the development, promotion and sale of their services than we can; and may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our clients. Client buying patterns can change if clients become more price sensitive and accepting of low-cost suppliers. Therefore, we cannot assure you that we will be able to retain our clients while competing against such competitors. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could materially adversely affect our business.

We are investing substantial cash in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.

We have made and continue to make significant contractual commitments related to capital expenditures on construction or expansion of our delivery centers, such as in Minsk, Belarus. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability may be reduced.

Our revenues are highly dependent on a limited number of industries, and any decrease in demand for outsourced services in these industries could reduce our revenues and adversely affect our results of operations.

A substantial portion of our clients are concentrated in five specific industry verticals: ISVs and Technology, Banking and Financial Services, Business Information and Media, Travel and Hospitality, and Retail and Consumer. Clients in ISVs and Technology accounted for 26.2%, 31.0%, and 38.5% of our revenues in 2011, 2010 and 2009, respectively. Clients in Banking and Financial Services accounted for 22.8%, 19.3%, and 11.4% of our revenues in 2011, 2010 and 2009, respectively. Our business growth largely depends on continued demand for our services from clients in these five industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource IT services.

A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource IT services in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services and materially adversely affect our business, financial condition and results of operations. For example, a worsening of economic conditions in the financial services industry and significant consolidation in that industry may reduce the demand for our services and negatively affect our revenues and profitability.

Other developments in the industries in which we operate may also lead to a decline in the demand for our services in these industries, and we may not be able to successfully anticipate and prepare for any such changes. For example, consolidation in any of these industries or acquisitions, particularly involving our clients, may decrease the potential number of buyers of our services. Our clients may experience rapid changes in their prospects, substantial price competition and pressure on their profitability. This, in turn, may result in increasing pressure on us from clients in these key industries to lower our prices, which could adversely affect our results of operations.

If we are not successful in managing increasingly large and complex projects, we may not achieve our financial goals and our results of operations could be adversely affected.

To successfully market our service offerings and obtain larger and more complex projects, we need to establish close relationships with our clients and develop a thorough understanding of their operations. In addition, we may face a number of challenges managing larger and more complex projects, including:

•	maintaining high-quality control and process execution standards;

•	maintaining planned resource utilization rates on a consistent basis;

•	maintaining productivity levels and implementing necessary process improvements;

•	controlling costs;

•	maintaining close client contact and high levels of client satisfaction; and

•	maintaining effective client relationships.

Our ability to successfully manage large and complex projects depends significantly on the skills of our management personnel and IT professionals, some of whom do not have experience managing large-scale or complex projects. In addition, large and complex projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. Such cancellations or delays may make it difficult to plan our project resource requirements. If we fail to successfully obtain engagements for large and complex projects, we may not achieve our revenue growth and other financial goals. Even if we are successful in obtaining such engagements, a failure by us to effectively manage these large and complex projects could damage our reputation, cause us to lose business, impact our margins and adversely affect our business and results of operations.

If we are unable to adapt to rapidly changing technologies, methodologies and evolving industry standards we may lose clients and our business could be materially adversely affected.

Rapidly changing technologies, methodologies and evolving industry standards characterize the market for our services. Our future success will depend in part upon our ability to anticipate developments in IT services, enhance our existing services and to develop and introduce new services to keep pace with such changes and developments and to meet changing client needs. The process of developing our client solutions is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems, technologies and methodologies. Our ability to keep up with technology, methodology and business changes is subject to a number of risks, including that:

•	we may find it difficult or costly to update our services, applications, tools and software and to develop new services quickly enough to meet our clients’ needs;

•	we may find it difficult or costly to make some features of our software work effectively and securely over the Internet or with new or changed operating systems;

•

we may find it difficult or costly to update our software and services to keep pace with business, evolving industry standards, methodologies, regulatory and other developments in the industries where our clients operate; and

•	we may find it difficult to maintain a high level of quality in implementing new technologies and methodologies.

We may not be successful in anticipating or responding to these developments in a timely manner, or if we do respond, the services, technologies or methodologies we develop or implement may not be successful in the marketplace. Further, services, technologies or methodologies that are developed by our competitors may render our services non-competitive or obsolete. Our failure to enhance our existing services and to develop and introduce new services to promptly address the needs of our clients could cause us to lose clients and materially adversely affect our business.

We face risks associated with having a long selling and implementation cycle for our services that require us to make significant resource commitments prior to realizing revenues for those services.

We have a long selling cycle for our IT services, which requires significant investment of human resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other IT services providers or in-house resources) and the timing of our clients’ budget cycles and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenues and hinder our revenues growth. For certain clients, we may begin work and incur costs prior to concluding the contract. A delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement, or to complete certain contract requirements in a particular quarter, could reduce our revenues in that quarter.

Implementing our services also involves a significant commitment of resources over an extended period of time from both our clients and us. Our clients may experience delays in obtaining internal approvals or delays associated with technology, thereby further delaying the implementation process. Our current and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources. Any significant failure to generate revenues or delays in recognizing revenues after incurring costs related to our sales or services process could materially adversely affect our business.

We may not be able to recognize revenues in the period in which our services are performed, which may cause our margins to fluctuate.

Our services are performed under both time-and-material and fixed-price contract arrangements. All revenues are recognized pursuant to applicable accounting standards. We recognize revenues when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. If there is an uncertainty about the project completion or receipt of payment for the services, revenues are deferred until the uncertainty is sufficiently resolved.

Additionally, we recognize revenues from fixed-price contracts based on the proportional performance method. In instances where final acceptance of the system or solution is specified by the client, revenues are deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenues are recognized upon receipt of final acceptance from the client. Our failure to meet all the acceptance criteria, or otherwise meet a client’s expectations, may result in our having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which all acceptance criteria have been met.

If our pricing structures are based on inaccurate expectations and assumptions regarding the cost and complexity of performing our work, then our contracts could be unprofitable.

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and personnel in multiple locations with different skill sets and competencies. Our pricing and cost estimates for the work that we perform sometimes include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will underprice our projects, particularly with fixed-price contracts, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable.

In addition, a number of our contracts contain pricing terms that condition a portion of the payment of fees by the client on our ability to meet defined performance goals, service levels and completion schedules set forth in the contracts. Our failure to meet such performance goals, service levels or completion schedules or our failure to meet client expectations in such contracts may result in less profitable or unprofitable engagements.

Our profitability could suffer if we are not able to maintain favorable pricing rates.

Our profitability and operating results are dependent on the rates we are able to charge for our services. Our rates are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	our competitors’ pricing policies;

•	bid practices of clients and their use of third-party advisors;

•	the mix of onsite and offshore staffing;

•	employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases;

•	our ability to charge premium prices when justified by market demand or the type of service; and

•	general economic conditions.

If we are not able to maintain favorable pricing for our services, our profitability could suffer.

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be materially adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We usually bill and collect on relatively short cycles. We maintain allowances against receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Weak macroeconomic conditions and related turmoil in the global financial system could also result in financial difficulties, including limited access to the credit markets, insolvency, or bankruptcy for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be materially adversely affected. Moreover, in the event of delays in payment from our governmental and quasi-governmental clients, we may have difficulty collecting on receivables owed. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be materially adversely affected.

Our ability to generate and retain business depends on our reputation in the marketplace.

Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the EPAM brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the EPAM brand name and could reduce investor confidence in us.

We have incurred, and may continue to incur, significant stock-based compensation expenses which could adversely impact our net income.

We have granted certain options under our stock incentive plans and entered into certain other stock-based compensation arrangements in the past, as a result of which we have recorded $2.9 million, $2.9 million and $2.4 million as stock-based compensation expenses for the years ended December 31, 2011, 2010 and 2009, respectively.

Generally Accepted Accounting Principles (“GAAP”) prescribes how we account for stock-based compensation which could adversely or negatively impact our results of operations or the price of our common stock. GAAP requires us to recognize stock-based compensation as compensation expense in the statement of operations generally based on the fair value of equity awards on the date of the grant, with compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. The expenses associated with stock-based compensation may reduce the attractiveness of issuing equity awards under our equity incentive plan. However, if we do not grant equity awards, or if we reduce the number of equity awards we grant, we may not be able to attract and retain key personnel. If we grant more equity awards to attract and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations.

Our effective tax rate could be materially adversely affected by several factors.

We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by or allocated to the various jurisdictions in which we operate that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in multiple jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties.

We report our results of operations based on our determination of the amount of taxes owed in the various jurisdictions in which we operate. We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales and delivery functions. U.S. transfer pricing regulations, as well as regulations applicable in CIS and CEE countries in which we operate, require that any international transaction involving associated enterprises be on arm’s-length terms. We consider the transactions among our subsidiaries to be on arm’s-length terms. The determination of our consolidated provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by authorities in various jurisdictions.

If a tax authority in any jurisdiction reviews any of our tax returns and proposes an adjustment, including as a result of a determination that the transfer prices and terms we have applied are not appropriate, such an adjustment could have a negative impact on our business. The U.S. Internal Revenue Service has recently concluded an examination of our federal income tax returns for the tax year ended December 31, 2008 with no changes, and the State of New Jersey Division of Taxation has begun an examination of our state returns for tax years ended December 31, 2007 through 2011. The results from these and other tax examinations and audits may differ from the liabilities recorded in our audited consolidated financial statements and could materially adversely affect our financial condition and results of operations.

Our earnings could be adversely affected if we change our intent not to repatriate earnings in the CIS and CEE or such earnings become subject to U.S. tax on a current basis.

We do not accrue incremental U.S. taxes on all CIS and CEE earnings as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2011. These increased taxes could materially adversely affect our financial condition and results of operations.

Our operating results may be negatively impacted by the loss of certain tax benefits provided by the governments of Belarus, Hungary and Russia to companies in our industry.

Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are exempt or levied at a reduced rate on a variety of taxes, including a 100% exemption from Belarusian income tax (which as of the date of this annual report was 24% and an exemption from the value added tax, for a period of 15 consecutive years effective July 1, 2006. In addition, our subsidiary in Hungary benefits from a tax credit of 10% of qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. We have been able to take the full 70% credit for 2007, 2008, 2009, 2010 and 2011. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, however, will be allowed until fully utilized. We anticipate full utilization up to the 70% limit until 2014, with full phase out in 2015. Our subsidiary in Russia benefits from a substantially reduced rate on social contributions and an exemption on value added tax in certain circumstances, which is a benefit to qualified IT companies in Russia. If the tax holiday relating to our Belarusian subsidiary, the tax incentives relating to our Hungarian subsidiary or the lower tax rates and social contributions relating to our Russian subsidiary are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our effective income tax rate and/or our operating expenses would increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Income Statement Line Items — Provision for Income Taxes.”

Our ability to expand our business and procure new contracts or enter into beneficial business arrangements could be affected by non-competition clauses in our agreements with existing clients.

Some of our agreements with clients contain time-based restrictions on reassigning personnel from those clients’ accounts to the accounts of competitors of such clients. These clauses may restrict our ability to offer services to different clients in a specific industry or market. For example, we have agreed that, for periods ranging from six months to one year after the completion of either the services we have provided to certain clients or the termination of our service agreements with such clients, we will not assign any of our employees that have worked on services or projects for such clients to the development or distribution of any services or projects that compete directly or indirectly with the services or projects that we have provided such clients. Moreover, we may in the future enter into agreements with clients that restrict our ability to accept assignments from, or render similar services to, those clients’ customers, require us to obtain our clients’ prior written consent to provide services to their customers or restrict our ability to compete with our clients, or bid for or accept any assignment which our client is bidding for or is negotiating. These restrictions may hamper our ability to compete for and provide services to other clients in a specific industry in which we have expertise and could materially adversely affect our business, financial condition and results of operations.

Our agreement with one of our largest clients gives it the option to assume the operations of one of our offshore development centers, and the exercise of that option could result in a loss of future revenues and adversely affect our results of operations.

During the four-year term of our agreement with one of our largest clients, which ends in December 2014 unless extended by the client, the client is entitled to request us to transfer to it or its designees all of the operating relationships, including employment relationships with the employees dedicated to the offshore development center and contracts with subcontractors, at a pre-determined transfer price dependent on the experience level of the transferred employee and the duration such employee worked on projects for the client. We are required to transfer assets that have already been financed by the client under our agreement, such as our offshore development center dedicated to the client, at a de minimis pre-agreed price. Since our client has already financed such assets, the carrying value of such assets is de minimis. In addition to the above amounts, the client is also required to pay a negotiated value or book value for the assets to be transferred that have not already been financed by the client. This client accounted for 6.3% and 2.9% of our revenues in 2011 and 2010, respectively. In addition, under our agreement, the client has the right to step in and take over all or part of the offshore development center in certain instances, including if we are in material default under certain provisions of our agreement, such as those related to the level or quality of our services, or the client has determined it is otherwise obliged to do so in emergencies or for regulatory reasons. In the event the client takes over any services we provide under our agreement, it will not be obligated to pay us for the provision of those services. If the client exercises these rights, we would lose future revenues related to the services we provide to the client, as well as lose some of our assets and key employees, and our losses may not be fully covered by the contractual payment, which could adversely affect our results of operations.

Undetected software design defects, errors or failures may result in loss of or delay in market acceptance of our services or in liabilities that could materially adversely affect our business.

Our software development solutions involve a high degree of technological complexity and have unique specifications and could contain design defects or software errors that are difficult to detect and correct. Errors or defects may result in the loss of current clients and loss of, or delay in, revenues, loss of market share, loss of client data, a failure to attract new clients or achieve market acceptance, diversion of development resources and increased support or service costs. We cannot assure you that, despite testing by us and our clients, errors will not be found in new software product development solutions, which could result in litigation and other claims for damages against us and thus could materially adversely affect our business.

Disruptions in internet infrastructure, telecommunications or significant failure in our IT systems could harm our service model, which could result in a reduction of our revenue.

Part of our service model is to maintain active voice and data communications, financial control, accounting, customer service and other data processing systems between our clients’ offices, our delivery centers and our client management locations (including our headquarters in Newtown, PA). Our business activities may be materially disrupted in the event of a partial or complete failure of any of these internet, IT or communication systems, which could be caused by, among other things, software malfunction, computer virus attacks, conversion errors due to system upgrading, damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, demands placed on internet infrastructure by growing numbers of users and time spent online or increased bandwidth requirements or other events beyond our control. Loss of all or part of the infrastructure or systems for a period of time could hinder our performance or our ability to complete client projects on time which, in turn, could lead to a reduction of our revenue or otherwise materially adversely affect our business and business reputation.

Our computer networks may be vulnerable to security risks that could disrupt our services and cause us to incur losses or liabilities that could adversely affect our business.

Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, worms, malicious applications and other security problems caused by unauthorized access to, or improper use of, systems by third parties or employees. A hacker who circumvents security measures could misappropriate proprietary information, including personally identifiable information, or cause interruptions or malfunctions in our operations. Although we intend to continue to implement security measures, computer attacks or disruptions may jeopardize the security of information stored in and transmitted through our computer systems. Actual or perceived concerns that our systems may be vulnerable to such attacks or disruptions may deter our clients from using our solutions or services. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Data networks are also vulnerable to attacks, unauthorized access and disruptions. For example, in a number of public networks, hackers have bypassed firewalls and misappropriated confidential information, including personally identifiable information. It is possible that, despite existing safeguards, an employee could misappropriate our clients’ proprietary information or data, exposing us to a risk of loss or litigation and possible liability. Losses or liabilities that are incurred as a result of any of the foregoing could adversely affect our business.

If we cause disruptions to our clients’ businesses or provide inadequate service, our clients may have claims for substantial damages against us, which could cause us to lose clients, have a negative effect on our reputation and adversely affect our results of operations.

If our IT professionals make errors in the course of delivering services to our clients or fail to consistently meet service requirements of a client, these errors or failures could disrupt the client’s business, which could result in a reduction in our revenues or a claim for substantial damages against us. In addition, a failure or inability to meet a contractual requirement could seriously damage our reputation and affect our ability to attract new business.

The services we provide are often critical to our clients’ businesses. Certain of our client contracts require us to comply with security obligations including maintaining network security and backup data, ensuring our network is virus-free, maintaining business continuity planning procedures, and verifying the integrity of employees that work with our clients by conducting background checks. Any failure in a client’s system or breach of security relating to the services we provide to the client could damage our reputation or result in a claim for substantial damages against us. Any significant failure of our equipment or systems, or any major disruption to basic infrastructure like power and telecommunications in the locations in which we operate, could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, and adversely affect our results of operations.

Under our contracts with our clients, our liability for breach of our obligations is in some cases limited pursuant to the terms of the contract. Such limitations may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, are generally not limited under our contracts. The successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could materially adversely affect our business, financial condition and results of operations. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees.

Our subcontracting practices may expose us to technical uncertainties, potential liabilities and reputational harm.

In order to meet our personnel needs, increase workforce flexibility, and improve pricing competitiveness, we use subcontractors and freelancers primarily to perform short-term assignments in certain specialty areas or on other projects where it is impractical to use our employees, or where we need to supplement our resources. We also use subcontractors for internal assignments, such as assisting in development of internal systems, recruiting, training, human resources consulting and administration, and other similar support functions. Despite certain advantages of subcontracting, such arrangements also give rise to a number of risks.

Although we try to source competent and credible third parties as our subcontractors, they may not be able to deliver the level of service that our clients expect us to deliver. Furthermore, we enter into confidentiality agreements with our subcontractors, but we cannot guarantee that they will not breach the confidentiality of us or our clients and misappropriate our or our clients’ proprietary information and technology in the course of providing service. We, as the party to the contract with the client, are directly responsible for the losses our subcontractors cause our clients. Under the subcontracting agreements we enter into, our subcontractors generally promise to indemnify us for damages caused by their breach, but we may be unable to collect under these agreements. Moreover, their breaches may damage our reputation, cause us to lose existing business and adversely affect our ability to acquire new business in the future.

There may be adverse tax and employment law consequences if the independent contractor status of our IT professionals or the exempt status of our employees is successfully challenged.

Some of our IT professionals are retained as independent contractors. Although we believe that we have properly classified these individuals as independent contractors, there is nevertheless a risk that the IRS or another federal, state, provincial or foreign authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent contractors are subject to change or interpretation by various authorities. If a federal, state, provincial or foreign authority or court enacts legislation or adopts regulations that change the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs under such laws and regulations, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations. There is also a risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state, provincial or foreign tax laws. Further, if it were determined that any of our independent contractors should be treated as employees, we could possibly incur additional liabilities under our applicable employee benefit plans.

In addition, we have classified all of our U.S. employees as “exempt” under the Federal Labor Standards Act, or the FLSA. If it were determined that any of our U.S. employees should be classified as “non-exempt” under the FLSA, we may incur costs and liabilities for back wages, unpaid overtime, fines or penalties and/or be subject to employee litigation.

Our insurance coverage may be inadequate to protect us against losses.

Although we maintain some insurance coverage, including professional liability insurance, property insurance coverage for certain of our facilities and equipment and business interruption insurance coverage for certain of our operations, we do not insure for all risks in our operations. If any claims for injury are brought against us, or if we experience any business disruption, litigation or natural disaster, we might incur substantial costs and diversion of resources.

Most of the agreements we have entered into with our clients require us to purchase and maintain specified insurance coverage during the terms of the agreements, including commercial general insurance or public liability insurance, umbrella insurance, product liability insurance, and workers’ compensation insurance. Some of these types of insurance are not available on reasonable terms or at all in CIS and CEE countries. Although to date no client has brought any claims against us for such failure, our clients have the right to terminate these agreements as a result of such failure.

Our business could be negatively affected if we incur legal liability, including with respect to our indemnification obligations, in connection with providing our solutions and services.

If we fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope and/or amount of our potential liability. If we cannot, or do not, meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, we might face significant legal liability and our financial condition and results of operations could be materially adversely affected.

In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to defend and hold the indemnified party and certain of their affiliates harmless with respect to claims related to matters including our breach of certain representations, warranties or covenants, or out of our intellectual property infringement, our gross negligence or willful misconduct, and certain other claims. Payments by us under any of these arrangements are generally conditioned on the client making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement, and any claims under these agreements may not be subject to liability limits or exclusion of consequential, indirect or punitive damages. Historically, we have not made payments under these indemnification agreements so they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have a material impact on our financial condition and results of operations.

We may be liable to our clients for damages caused by a violation of intellectual property rights, the disclosure of other confidential information, including personally identifiable information, system failures, errors or unsatisfactory performance of services, and our insurance policies may not be sufficient to cover these damages.

We often have access to, and are required to collect and store, sensitive or confidential client information, including personally identifiable information. Some of our client agreements do not limit our potential liability for breaches of confidentiality, infringement indemnity and certain other matters. Furthermore, breaches of confidentiality may entitle the aggrieved party to equitable remedies, including injunctive relief. If any person, including any of our employees, penetrates our network security or misappropriates sensitive or confidential client information, including personally identifiable information, we could be subject to significant liability from our clients or from our clients’ customers for breaching contractual confidentiality provisions or privacy laws. The protection of the intellectual property rights and other confidential information or personally identifiable information of our clients is particularly important for us since our operations are mainly based in CIS and CEE countries. CIS and CEE countries have not traditionally enforced intellectual property protection to the same extent as countries such as the United States. Despite measures we take to protect the intellectual property and other confidential information or personally identifiable information of our clients, unauthorized parties, including our employees and subcontractors, may attempt to misappropriate certain intellectual property rights that are proprietary to our clients or otherwise breach our clients’ confidences. Unauthorized disclosure of sensitive or confidential client information, including personally identifiable information, or a violation of intellectual property rights, whether through employee misconduct, breach of our computer systems, systems failure or otherwise, may subject us to liabilities, damage our reputation and cause us to lose clients.

Many of our contracts involve projects that are critical to the operations of our clients’ businesses and provide benefits to our clients that may be difficult to quantify. Any failure in a client’s system or any breach of security could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Furthermore, any errors by our employees in the performance of services for a client, or poor execution of such services, could result in a client terminating our engagement and seeking damages from us.

Although we attempt to limit our contractual liability for consequential damages in rendering our services, these limitations on liability may not apply in all circumstances, may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. There may be instances when liabilities for damages are greater than the insurance coverage we hold and we will have to internalize those losses, damages and liabilities not covered by our insurance.

We may not be able to prevent unauthorized use of our intellectual property, and our intellectual property rights may not be adequate to protect our business and competitive position.

We rely on a combination of copyright, trademark, unfair competition and trade secret laws, as well as confidentiality agreements and other methods to protect our intellectual property rights. As of December 31, 2011, we had registered intellectual property consisting of 13 U.S. trademarks, 4 non-U.S. trademarks, 1 Russian copyright and 77 active domain names. Implementation of intellectual property-related laws in CIS and CEE countries has historically been lacking, primarily because of ambiguities in the laws and difficulties in enforcement. Accordingly, protection of intellectual property rights and confidentiality in CIS and CEE countries may not be as effective as that in the United States or other countries.

To protect our and our clients’ proprietary information and other intellectual property, we require our employees, independent contractors, vendors and clients to enter into written confidentiality agreements with us. These agreements may not provide meaningful protection for trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Policing unauthorized use of proprietary technology is difficult and expensive. The steps we have taken may be inadequate to prevent the misappropriation of our and our clients’ proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our and our clients’ proprietary technologies, tools and applications could enable third parties to benefit from our or our clients’ technologies, tools and applications without paying us for doing so, and our clients may hold us liable for that act and seek damages and compensation from us, which could harm our business and competitive position.

We rely on our trademarks, trade names, service marks and brand names to distinguish our services and solutions from the services of our competitors, and have registered or applied to register several of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may oppose our trademark applications, or otherwise challenge our use of our trademarks. For instance, in 2005, we entered into a Consent of Use and Settlement Agreement that allowed a third party to use the mark “ePAM” (as capitalized in the foregoing) and restricted our ability to do so. For more information see “Item 1. Business — Intellectual Property.” In the event that our trademarks are successfully challenged, we could be forced to rebrand our services and solutions, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

We may need to enforce our intellectual property rights through litigation. Litigation relating to our intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

In addition, we rely on certain third-party software to conduct our business. If we lose the licenses which permit us to use such software, they may be difficult to replace and it may be costly to do so.

We may face intellectual property infringement claims that could be time-consuming and costly to defend. If we fail to defend ourselves against such claims, we may lose significant intellectual property rights and may be unable to continue providing our existing services.

Our success largely depends on our ability to use and develop our technology, tools, code, methodologies and services without infringing the intellectual property rights of third parties, including patents, copyrights, trade secrets and trademarks. We may be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. We typically indemnify clients who purchase our services and solutions against potential infringement of intellectual property rights, which subjects us to the risk of indemnification claims. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims and are often not subject to liability limits or exclusion of consequential, indirect or punitive damages. If any of these claims succeed, we may be forced to pay damages on behalf of our clients, redesign or cease offering our allegedly infringing services or solutions, or obtain licenses for the intellectual property such services or solutions allegedly infringe. If we cannot obtain all necessary licenses on commercially reasonable terms, our clients may be forced to stop using our services or solutions.

The holders of patents and other intellectual property rights potentially relevant to our service offerings may make it difficult for us to acquire a license on commercially acceptable terms. Also, we may be unaware of intellectual property registrations or applications relating to our services that may give rise to potential infringement claims against us. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies.

Further, our current and former employees and/or subcontractors could challenge our exclusive rights in the software they have developed in the course of their employment. In Russia and certain other countries in which we operate, an employer is deemed to own the copyright in works created by its employees during the course, and within the scope, of their employment, but the employer may be required to satisfy additional legal requirements in order to make further use and dispose of such works. While we believe that we have complied with all such requirements, and have fulfilled all requirements necessary to acquire all rights in software developed by our independent contractors and/or subcontractors, these requirements are often ambiguously defined and enforced. As a result, we cannot assure that we would be successful in defending against any claim by our current or former employees, independent contractors and/or subcontractors challenging our exclusive rights over the use and transfer of works those employees, independent contractors and/or subcontractors created or requesting additional compensation for such works.

We are subject to additional risks as a result of our recent and possible future acquisitions and the hiring of new employees who may misappropriate intellectual property from their former employers. The developers of the technology that we have acquired or may acquire may not have appropriately created, maintained or enforced intellectual property rights in such technology. Indemnification and other rights under acquisition documents may be limited in term and scope and may therefore provide little or no protection from these risks. Parties making infringement claims may be able to obtain an injunction to prevent us from delivering our services or using technology involving the allegedly infringing intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. A successful infringement claim against us, whether with or without merit, could, among others things, require us to pay substantial damages, develop non-infringing technology, or rebrand our name or enter into royalty or license agreements that may not be available on acceptable terms, if at all, and would require us to cease making, licensing or using products that have infringed a third party’s intellectual property rights. Protracted litigation could also result in existing or potential clients deferring or limiting their purchase or use of our software product development services or solutions until resolution of such litigation, or could require us to indemnify our clients against infringement claims in certain instances. Any intellectual property claim or litigation in this area, whether we ultimately win or lose, could damage our reputation and materially adversely affect our business, financial condition and results of operations.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations or unfavorable interpretation by authorities of these regulations could harm our business.

Because we provide IT services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations, particularly in the CIS and CEE countries in which we operate. Our systems and operations are located almost entirely in the CIS and CEE and laws and regulations that are applicable to us, but not to our competitors, may impede our ability to develop and offer services that compete effectively with those offered by our non-CIS or -CEE based competitors and generally available worldwide. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could materially adversely affect our business.

We are subject to laws and regulations in the United States and other countries in which we operate concerning our operations, including export restrictions, U.S. economic sanctions and the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures.

Our operations are subject to laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control, or OFAC, or other international economic sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. We are subject to the FCPA, which prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and other laws concerning our international operations. The FCPA’s foreign counterparts contain similar prohibitions, although varying in both scope and jurisdiction. We operate in many parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.

We have recently developed and are in the process of implementing formal controls and procedures to ensure that we are in compliance with the FCPA, OFAC sanctions, and similar sanctions, laws and regulations. The implementation of such procedures may be time consuming and expensive, and could result in the discovery of issues or violations with respect to the foregoing by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware.

Any violations of these laws, regulations and procedures by our employees, independent contractors, subcontractors and agents could expose us to administrative, civil or criminal penalties, fines or restrictions on export activities (including other U.S. laws and regulations as well as foreign and local laws) and would adversely affect our reputation and the market for shares of our common stock and may require certain of our investors to disclose their investment in our company under certain state laws. If we are not in compliance with export restrictions, U.S. or international economic sanctions or other laws and regulations that apply to our operations, we may be subject to civil or criminal penalties and other remedial measures.

Anti-outsourcing legislation, if adopted, could harm our ability to compete effectively and impair our ability to service our clients.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest source of revenues. Many organizations and public figures in the United States and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT services providers and the loss of jobs in their home countries. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. A number of U.S. states have passed legislation that restricts state government entities from outsourcing certain work to offshore IT services providers. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain business visas. In the event that any of these measures becomes law, our ability to service our clients could be impaired and our business, financial condition and results of operations could be materially adversely affected.

Legislation enacted in certain European jurisdictions and any future legislation in Europe or any other country in which we have clients restricting the performance of services from an offshore location could also materially adversely affect our business, financial condition and results of operations. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union countries, and provides that if a company outsources all or part of its business to an IT services provider or changes its current IT services provider, the affected employees of the company or of the previous IT services provider are entitled to become employees of the new IT services provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous IT services provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims, we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other European Union countries who have adopted similar laws. This legislation could materially affect our ability to obtain new business from companies in the United Kingdom and European Union and to provide outsourced services to companies in the United Kingdom and European Union in a cost-effective manner.

In addition, from time to time, there has been publicity about negative experiences associated with offshore outsourcing, such as theft and misappropriation of sensitive client data. Current or prospective clients may elect to perform certain services themselves or may be discouraged from transferring services from onshore to offshore IT services providers to avoid negative perceptions that may be associated with using an offshore IT services provider. Any slowdown or reversal of the existing industry trends toward offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide services from within the country in which our clients operate.

Our international sales and operations are subject to many uncertainties.

Revenues from clients outside North America represented 48.8% and 45.5% of our revenues for 2011 and 2010, respectively. We anticipate that clients outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe and the CIS. In addition, the majority of our employees, along with our development and delivery centers, are located in the CIS and CEE. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions.

Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans or limit our ability to compete effectively in other countries.

Restrictions on immigration may affect our ability to compete for and provide services to clients in the United States or other countries, which could hamper our growth and cause our revenues to decline.

The vast majority of our employees are nationals of CIS and CEE countries. Some of our projects require a portion of the work to be undertaken at our clients’ facilities which are sometimes located outside the CIS and CEE. The ability of our employees to work in the United States, Europe, the CIS and other countries outside the CIS and CEE depends on their ability to obtain the necessary visas and work permits. Historically, the process for obtaining visas for nationals of CIS and CEE countries to certain countries, including the United States and Europe, has been lengthy and cumbersome. Immigration laws in the United States and in other countries are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions. Particularly given the recent global economic downturn, it is possible that there could be a change in the existing laws or the enactment of new legislation imposing restrictions on the deployment of work visa holders at client locations, which could adversely impact our ability to do business in the jurisdictions in which we have clients. However, it is generally difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or maintaining business visas for our employees. Our reliance on visas for a number of employees makes us vulnerable to such changes and variations as it affects our ability to staff projects with employees who are not citizens of the country where the work is to be performed. As a result, we may not be able to obtain a sufficient number of visas for our employees or we may encounter delays or additional costs in obtaining or maintaining such visas in which case we may not be able to provide services to our clients on a timely and cost-effective basis or manage our sales and delivery centers as efficiently as we otherwise could, any of which could hamper our growth and cause our revenues to decline.

If we fail to integrate or manage acquired companies efficiently, or if the acquired companies are difficult to integrate, divert management resources or do not perform to our expectations, we may not be able to realize the benefits envisioned for such acquisitions, and our overall profitability and growth plans could be materially adversely affected.

On occasion we have expanded our service capabilities and gained new clients through selective acquisitions. Our ability to successfully integrate an acquired entity and realize the benefits of an acquisition requires, among other things, successful integration of technologies, operations and personnel. Challenges we face in the acquisition and integration process include:

•	integrating operations, services and personnel in a timely and efficient manner;

•	diverting significant management attention and financial resources from our other operations and disrupting our ongoing business;

•	unforeseen or undisclosed liabilities and integration costs;

•	incurring liabilities from the acquired businesses for infringement of intellectual property rights or other claims for which we may not be successful in seeking indemnification;

•

incurring debt, amortization expenses related to intangible assets, large and immediate write-offs, assuming unforeseen or undisclosed liabilities, or issuing common stock that would dilute our existing stockholders’ ownership;

•	generating sufficient revenues and net income to offset acquisition costs;

•	potential loss of, or harm to, employee or client relationships;

•	properly structuring our acquisition consideration and any related post-acquisition earn-outs and successfully monitoring any earn-out calculations and payments;

•	failing to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisition;

•	retaining key senior management and key sales and marketing and research and development personnel, particularly those of the acquired operations;

•	potential incompatibility of solutions, services and technology or corporate cultures;

•	consolidating and rationalizing corporate, information technology and administrative infrastructures;

•	integrating and documenting processes and controls;

•	entry into unfamiliar markets; and

•

increased complexity from potentially operating additional geographically dispersed sites, particularly if we acquire a company or business with facilities or operations outside of the countries in which we currently have operations.

In addition, the primary value of many potential acquisition targets in the IT services industry lies in their skilled IT professionals and established client relationships. Transitioning these types of assets to our business can be particularly difficult due to different corporate cultures and values, geographic distance and other intangible factors. For example, some newly acquired employees may decide not to work with us or to leave shortly after their move to our company and some acquired clients may decide to discontinue their commercial relationships with us. These challenges could disrupt our ongoing business, distract our management and employees and increase our expenses, including causing us to incur significant one-time expenses and write-offs, and make it more difficult and complex for our management to effectively manage our operations. If we are not able to successfully integrate an acquired entity and its operations and to realize the benefits envisioned for such acquisition, our overall growth and profitability plans may be adversely affected.

International hostilities, terrorist activities, other violence or war, natural disasters, pandemics and infrastructure disruptions, could delay or reduce the number of new service orders we receive and impair our ability to service our clients.

Hostilities involving the United States and acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks of April 11, 2011 in Belarus, the continuing conflict in Iraq and Afghanistan, the recent conflict in Libya, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our clients. We may be unable to protect our people, facilities and systems against any such occurrences. Such events may cause clients to delay their decisions on spending for IT services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could materially adversely affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified IT professionals, these events could make it difficult or impossible for us to deliver services to some or all of our clients. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled IT professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.

We may need additional capital, and a failure by us to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.

We believe that our current cash, cash flow from operations and revolving line of credit should be sufficient to meet our anticipated cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain another credit facility. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of IT services companies;

•	conditions of the United States and other capital markets in which we may seek to raise funds;

•	our future results of operations and financial condition;

•	government regulation of foreign investment in the CIS and CEE; and

•	economic, political and other conditions in the CIS and CEE.

Existing stockholders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

As of March 15, 2012, to our knowledge, our greater than 5% stockholders, directors and executive officers and entities affiliated with them own approximately 70.9% of the outstanding shares of our common stock, which includes approximately 42.3% of the outstanding shares of our common stock owned by affiliates of Siguler Guff & Company. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors, the approval of merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Risks Related to Conducting Business in the CIS and CEE Countries

Companies doing business in emerging markets, such as CIS and CEE countries, are subject to significant economic risks.

CIS and CEE countries are generally considered to be emerging markets. Investors in emerging markets should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. CEE includes Albania, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Republic of Macedonia, Romania, Russia, Serbia and Montenegro, Slovakia, Slovenia, the former Yugoslav Republic of Macedonia, Turkey and Ukraine. The CIS is comprised of constituents of the former U.S.S.R., including Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. The economies of CIS and CEE countries, like other emerging economies, are vulnerable to market downturns and economic slowdowns elsewhere in the world. The economies of Belarus, Russia, Ukraine, Hungary and other CIS and CEE countries where we operate have experienced periods of considerable instability and have been subject to abrupt downturns. Although economies in CIS and CEE countries showed positive trends until 2008, including annual increases in the gross domestic product, relatively stable currencies, strong domestic demand, rising real wages and a reduced rate of inflation, these trends were interrupted by the global financial crisis in late 2008, in which CIS and CEE countries experienced adverse economic and financial effects including a substantial decrease in the gross domestic product’s growth rate, depreciation of local currencies and a decline in domestic and international demand for their products and services, particularly natural resources products on which they are dependent. More recently, the negative trends of the global economy and volatility in the financial markets, partially due to the recent debt crisis in Europe, have resulted in decreased growth outlooks for CIS and CEE countries, particularly those dependent on Western Europe for trade.

Belarus inherited a heavy industrial base from the Soviet era and managed to grow its economy between 2000 and 2010 despite very tight state control of the economy and limited private enterprise. While Belarus managed to avoid the worst effects of the global economic downturn in 2008, facilitated by years of considerable government spending and cheap oil imports from Russia. In 2011, Belarus has faced a serious balance-of-payment crisis as a result of the upward revision of gas import prices and increased public sector salaries. This has led to inflation, a shortage of goods and has required the government to significantly devalue its currency and move to a flexible exchange rate policy, to raise interest rates and to launch the privatization of a number of state-owned enterprises. Belarus has also sought financial assistance from the International Monetary

Fund, or the IMF, Russia and other CIS countries, but as of March 2012, there was uncertainty whether Belarus would receive the financial assistance it previously requested from the IMF, due to political disagreements regarding Belarus’ commitments to the reforms requested by the IMF. It is uncertain whether the government will be able to effectively manage the current financial crisis and implement the reforms requested by the IMF.

From 2000 to 2008, the Russian economy experienced positive trends, such as annual increases in the gross domestic product, a relatively stable Russian ruble, strong domestic demand, rising real wages and a reduced rate of inflation. However, these trends were interrupted by the global financial crisis in late 2008, which led to a substantial decrease in the growth rate of Russia’s gross domestic product, significant depreciation of the Russian ruble and a decline in domestic demand. The Russian government has taken certain anti-crisis measures using the “stabilization fund” and hard currency reserves in order to soften the impact of the global economic downturn on the Russian economy and support the value of the Russian ruble. More recently, the weaker global economic landscape and financial market volatility threatened to put pressure on Russia’s operating environment, affecting its credit environment and financial sector. The full impact of the previous global economic downturn and the current volatility in the global economy and financial markets is not yet clear, and, should global economic conditions deteriorate significantly, it is possible that the Russian economy could continue to decline in the near future.

Despite political instability in Ukraine between 2000 and 2008, its economy made significant progress during this period. However, the global financial crisis in 2008 had a significant impact on Ukraine’s economy, including the collapse or bailout of certain Ukrainian banks and significant liquidity constraints for others. The negative outlook in Ukraine’s economy may continue as commodity prices of Ukrainian exports remain low and access to foreign credit is limited, which contributes to exchange rate volatility, high inflation and a growing budget deficit. Continuing political instability also adds to the economic instability.

In Hungary, budget deficits as a percentage of GDP have remained relatively high over the last several years and the Hungarian economy has been marked by a large current account deficit, rapid credit growth and a reliance of Hungarian businesses and consumers on foreign currency loans. These factors left Hungary especially vulnerable to the global financial crisis. At the end of October 2008, the Hungarian government adopted a set of policies agreed upon with the European Union, the European Central Bank and the IMF to bolster Hungary’s near-term stability and improve its long-term growth potential by ensuring fiscal sustainability and strengthening the financial sector. These challenging economic conditions, the continuing turmoil in the global economy, financial markets and macroeconomic policies made by the government in response to these conditions could materially adversely affect our business in Hungary.

As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies such as in the CIS and CEE could dampen foreign investment in these markets and materially adversely affect their economies. In addition, a deterioration in macroeconomic conditions, such as the recent debt crisis in Europe, could require us to reassess the value of goodwill for potential impairment. This goodwill is subject to impairment tests on an ongoing basis. Weakening macroeconomic conditions in the countries in which we operate and/or a significant difference between the performance of an acquired company and the business case assumed at the time of acquisition could require us to write down the value of the goodwill or a portion of such value.

These risks may be compounded by incomplete, unreliable or unavailable economic and statistical data on CIS and CEE countries, including elements of the information provided in this annual report. Similar statistics may be obtainable from other non-official sources, although the underlying assumptions and methodology, and consequently the resulting data, may vary from source to source. Further economic instability in Belarus, Russia, Ukraine, Hungary or other CIS or CEE countries where we operate and any future deterioration in the international economic situation could materially adversely affect our business, financial condition and results of operations.

Inflation in Belarus, Russia, Ukraine and other CIS countries and government efforts to combat inflation may contribute significantly to economic uncertainty in the CIS and could materially adversely affect our financial condition, results of operations and the market value of our shares of common stock.

Economies in CIS countries such as Belarus, Russia and Ukraine have periodically experienced high rates of inflation. In particular, in 2011, significant inflation has been reported in Belarus. The National Statistical Committee of Belarus estimated that inflation was approximately 153.2% in 2011. In 2011 and 2010 we had 0.8% and 1.2% of our revenues, respectively, denominated in Belarusian rubles.

The measures currently used by the Belarusian government to control this recent inflation include monetary policy and pricing instruments, including increasing interest rates and the use of anti-monopoly laws to prevent the increase in pricing of goods, as well as privatization and using foreign borrowings to replenish the budget and stabilize local currency. Inflation, government actions to combat inflation and public speculation about possible additional actions have also contributed materially to economic uncertainty in Belarus. Belarus may experience high levels of inflation in the future. The Russian and Ukrainian governments have historically implemented similar measures as Belarus to fight inflation.

Periods of higher inflation may slow economic growth in those countries. For instance, in October 2011, the government of Belarus implemented a flexible exchange rate policy, which devalued the currency against the U.S. dollar and could cause inflation in Belarus over time. Inflation also is likely to increase some of our costs and expenses, which we may not be able to pass on to our clients and, as a result, may reduce our profitability. Inflationary pressures could also affect our ability to access financial markets and lead to counter-inflationary measures that may harm our financial condition, results of operations or adversely affect the market price of our securities.

Fluctuations in currency exchange rates could materially adversely affect our financial condition and results of operations.

The Belarusian ruble, the Russian ruble, the Ukrainian hryvnia, the Hungarian forint and other CIS currencies have experienced significant fluctuations against foreign currencies, including the U.S. dollar, in recent years. For example, in February 2009 and May 2011, the National Bank of the Republic of Belarus devalued the exchange rate of the Belarusian ruble against the U.S. dollar by 20.5% and 56.3%, respectively and in October 2011 the National Bank adopted a free floating rate policy, triggering 52.0% additional depreciation in the Belarusian ruble against the U.S. dollar.

The majority of our revenues are in U.S. dollars, British pounds, Russian rubles and euros, and the majority of our expenses, particularly salaries of IT professionals, are denominated in U.S. dollars but payable in Belarusian rubles or in other local currencies at the exchange rate in effect at the time. However, to the extent that we increase our business and revenues which are denominated in Belarusian rubles, Ukrainian hryvnia, Hungarian forints or other local currencies, we will also increase our receivables denominated in those currencies and therefore also increase our exposure to fluctuations in their exchange rates against the U.S. dollar, our reporting currency. Similarly, any capital expenditures, such as for computer equipment, which are payable in the local currency of the countries in which we operate but are imported to such countries, and any deposits we hold in local currencies, can be materially affected by depreciation of the local currency against the U.S. dollar and the effect of such depreciation on the local economy. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “— Inflation in Belarus, Russia, Ukraine and other CIS countries and government efforts to combat inflation may contribute significantly to economic uncertainty in the CIS and could materially adversely affect our financial condition, results of operations and the market value of our shares of common stock.”

The banking and financial systems in the CIS remain less developed than those in some more developed markets, and a banking crisis could place liquidity constraints on our business and materially adversely affect our business and financial condition.

Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, in Russia, Belarus and other CIS countries, bank deposits made by corporate entities generally are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS, which could materially adversely affect our business and financial condition.

Political and governmental instability in CIS and CEE countries could materially adversely affect our business and operations in these countries.

Since the early 1990s, Belarus, Russia, Ukraine, Hungary and other CIS and CEE countries have sought to transform from one-party states with a centrally planned economy to democracies with a market economy of various degrees. As a result of the sweeping nature of various reforms, and the failure of some of them, the political systems of many CIS and CEE countries remain vulnerable to popular dissatisfaction, including demands for autonomy from particular regional and ethnic groups.

We have significant operations in Minsk, the capital of Belarus. Belarus has been governed since 1994 by President Alexander Lukashenko, who was most recently reelected in December 2010. The president has a wide range of powers including the power to call elections, appoint the executive arms of the government, make judicial appointments and appointments to local executive and administrative bodies and issue edicts, orders and decrees which have the force of law. Progress on structural reform and a reduction in the extent of direct state support in the economy has been slow in Belarus, and reforms of this nature are likely to be politically unpopular. No assurance, however, can be given that Belarus will implement further structural reform policies or reduce state support of the economy.

We have significant operations in Russia. Since 1991, Russia has sought to transform itself from a single party state with a centrally-planned economy to a market economy. Political conditions in Russia were highly volatile in the 1990s, as evidenced by the frequent conflicts among executive, legislative and judicial authorities, which negatively affected Russia’s business and investment climate. During the presidency of Vladimir Putin and Dmitry Medvedev, the political and economic situation in Russia has generally become more stable. However, there is still a risk of significant changes to the political and economic environment, potential changes in the direction of the reforms or reversal of the reforms. On December 4, 2011, parliamentary elections took place in Russia, as a result of which United Russia, the ruling party, gained 53% of seats, compared to 70% in the previous parliament. Following the elections, a number of non-violent public protests took place in Moscow and other Russian cities, claiming violations and fraud during the elections, and demanding, among other things, cancellation of the election results and re-elections. On March 4, 2012, Vladimir Putin, supported by Dmitry Medvedev and United Russia, was elected president. The outcome of the presidential election and the potential shift in government policy may affect the direction and speed of economic and political reforms and negatively impact the economic and political environment in Russia

We have delivery centers in Ukraine. Since obtaining independence in 1991, Ukraine has undergone substantial political transformation to become an independent sovereign state and has been on the path of economic transition to a market economy. The 2010 presidential election and the subsequent removal of the Ukrainian prime minister from office created tensions between the Ukrainian president, Viktor Yanukovych, the government and the parliament. A number of factors could adversely affect political stability in Ukraine, including political polarization in Ukrainian society resulting from what is seen as insufficiently balanced or controversial positions of the president and the government on various domestic and foreign policy issues, and growing opposition of certain factions in the parliament and certain political parties and associations which are not represented in the parliament to what are broadly seen as significant concessions made by the president and the government to Russia. Recent political developments have also highlighted potential inconsistencies between Ukraine’s constitution and various laws and presidential decrees. After Ukraine’s refusal to join the Customs Union was ratified by Russia, Kazakhstan and Belarus in June 2011, the Customs Union has taken a number of additional restrictive measures with respect to imports from Ukraine. If political instability continues or heightens, it may have negative effects on the Ukrainian economy and our operations in Ukraine.

We have delivery centers in Hungary. Hungary was established as a parliamentary republic in 1989 and joined the European Union in 2004. In April 2010, Prime Minister Viktor Orbán’s political party won a two-thirds parliamentary majority and has sought to centralize power, to make changes to formerly independent government institutions, to draft a new constitution and to impose taxes on telecommunications, energy, retail and banking institutions in an effort to meet budget deficit targets. The politics of Hungary remain volatile, as shown by large protests in May 2011 against the ruling party’s actions. Political instability as a reaction to the government’s actions could negatively affect the Hungarian economy and political environment.

Current and future changes in the Belarusian, Russian, Ukrainian, Hungarian and other CIS and CEE governments, major policy shifts or lack of consensus between various branches of the government and powerful economic groups could disrupt or reverse economic and regulatory reforms. Any disruption or reversal of reform policies could lead to political or governmental instability or the occurrence of conflicts among powerful economic groups, which could materially adversely affect our business and operations in CEE and the CIS.

A deterioration in political and economic relations among the CIS countries in which we operate and/or between CIS countries and the United States and the European Union could materially adversely affect our business and operations in the CIS.

Political and economic relations between Belarus, Russia, Ukraine and the other countries in which we operate are complex, and recent conflicts have arisen between their governments. Political, ethnic, religious, historical and other differences have, on occasion, given rise to tensions and, in certain cases, military conflict between countries of the CIS which can halt normal economic activity and disrupt the economies of neighboring regions.

A significant portion of Belarus energy imports come from Russia, and Russia is Belarus’ most significant trading partner. A number of oil and gas pipelines from Russia to European Union member states run through Belarus, and a significant portion of Russian energy exports are delivered through Belarus. Russia is also one of Belarus’ main sovereign lenders. Belarus and Russia have had a number of disagreements regarding the level of duty to be imposed on Russian crude oil exports to Belarus, which comprise a significant part of Belarus’ energy resources and are important for Belarus’ oil refinery industry. In June 2010, Belarus and Russia had a dispute regarding the timing of payments due from Belarus to Russia for gas supplied by Russia and from Russia to Belarus for the transit of Russian gas to the European Union, which resulted in a disruption of gas flows to the European Union.

The relationship between Russia and Ukraine has been historically strained due to, among other things, disagreements over the prices and methods of payment for gas delivered by Russia to, or for transportation through, Ukraine, issues relating to the temporary stationing of the Russian Black Sea Fleet in the territory of Ukraine and a Russian ban on imports of meat and milk products from Ukraine and anti-dumping investigations conducted by Russian authorities in relation to certain Ukrainian goods. Results of the current litigation against ex-Prime Minister Yulia Timoshenko, who was sentenced to 7 years in prison, could add to political instability and tension in relationships with the European Union and the United States. The possible accession by Ukraine to the North Atlantic Treaty Organization has also been a significant source of tension between Russia and Ukraine.

Following the presidential election in February 2010, Ukraine’s relations with Russia have generally improved; however, any further adverse changes in Ukraine’s relations with Russia, in particular any such changes adversely affecting supplies of energy resources from Russia to Ukraine or Ukraine’s revenues derived from transit charges for Russian oil and gas, may have negative effects on the Ukrainian economy as a whole.

Although we operate in the CIS through local subsidiaries, governmental officials and consumers may associate us and our brand with a particular CIS country or with the United States. Any deterioration in political and economic relations among CIS countries in which we operate could materially adversely affect our business, financial condition and results of operations.

The conflicts among CIS countries and conflicts within CIS countries have, in some instances, also strained their relationship with the United States and the European Union which, at times, has negatively impacted their financial markets. For instance, the December 2010 Belarus presidential elections coincided with large-scale street protests and were criticized as anti-democratic by the foreign ministers of some European nations and by the United States and Canada. In January 2011, the European Union and the United States announced financial and travel sanctions against the Belarusian government and Belarusian state-owned enterprises. In June 2011, the European Union agreed to a series of new sanctions against certain additional Belarusian individuals and enterprises. In August 2011, the United States imposed further economic sanctions against certain additional Belarusian individuals and enterprises, and, in response, Belarus announced it would suspend an agreement with the United States to reduce certain uranium stockpiles held in Belarus. The United States passed further sanctions against certain Belarusian individuals and enterprises in January 2012. No assurance can be given that Belarus will improve relations with the European Union and the United States or that further restrictions will not be imposed by the European Union or the United States in relation to these points of tension or that such frictions will not affect the political and economic environment in Belarus. Trade and economic sanctions, including existing European Union and United States sanctions and asset freezes, prevent us from dealing with certain entities and persons in Belarus and impose legal compliance costs and risks on our business operations in that country.

The emergence of new or escalated tensions among CIS countries could further exacerbate tensions between CIS countries and the United States and the European Union, which may have a negative effect on their economy, our ability to obtain financing on commercially reasonable terms, and the level and volatility of the trading price of our shares of common stock. Any of the foregoing circumstances could materially adversely affect our business and operations in the CIS.

The legal systems in CIS countries can create an uncertain environment for business activity, which could materially adversely affect our business and operations in the CIS.

The legal framework to support a market economy remains new and in flux in Belarus, Russia, Ukraine and other CIS countries and, as a result, these legal systems can be characterized by:

•	inconsistencies between and among laws and governmental, ministerial and local regulations, orders, decisions, resolutions and other acts;

•	gaps in the regulatory structure resulting from the delay in adoption or absence of implementing regulations;

•	selective enforcement of laws or regulations, sometimes in ways that have been perceived as being motivated by political or financial considerations;

•	limited judicial and administrative guidance on interpreting legislation;

•	relatively limited experience of judges and courts in interpreting recent commercial legislation;

•	a perceived lack of judicial and prosecutorial independence from political, social and commercial forces;

•	inadequate court system resources;

•	a high degree of discretion on the part of the judiciary and governmental authorities; and

•	underdeveloped bankruptcy procedures that are subject to abuse.

In addition, as is true of civil law systems generally, judicial precedents generally have no binding effect on subsequent decisions. Not all legislation and court decisions in CIS countries are readily available to the public or organized in a manner that facilitates understanding. Enforcement of court orders can in practice be very difficult. All of these factors make judicial decisions difficult to predict and effective redress uncertain. Additionally, court claims and governmental prosecutions may be used in furtherance of what some perceive to be political aims.

The untested nature of much of recent legislation in the countries in which we operate and the rapid evolution of their legal systems may result in ambiguities, inconsistencies and anomalies in the application and interpretation of laws and regulations. Any of these factors may affect our ability to enforce our rights under our contracts or to defend ourselves against claims by others, or result in our being subject to unpredictable requirements, and could materially adversely affect our business and operations in the CIS.

These uncertainties also extend to property rights. For example, during the transformation of Russia, Belarus, Ukraine and other CIS countries from centrally planned economies to market economies, legislation has generally been enacted in each of these countries to protect private property against uncompensated expropriation and nationalization. However, there is a risk that due to the lack of experience in enforcing these provisions and due to political factors, these protections would not be enforced in the event of an attempted expropriation or nationalization. Expropriation or nationalization of any of our entities, their assets or portions thereof, potentially without adequate compensation, could materially adversely affect our business, financial condition and results of operations.

Selective or arbitrary government action, including in connection with agreements to provide services to local governments, could materially adversely affect our business and operations in the CIS.

Many commercial laws and regulations in the CIS are relatively new and have been subject to limited interpretation. As a result, their application can be unpredictable. Government authorities have a high degree of discretion in Belarus, Russia, Ukraine and other CIS countries and have at times exercised their discretion in ways that may be perceived as selective or arbitrary, and sometimes in a manner that is seen as being influenced by political or commercial considerations. These governments also have the power, in certain circumstances, to interfere with the performance of, nullify or terminate contracts. Selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties in Belarus, Russia, Ukraine and other CIS countries will not challenge our compliance (including that of our subsidiaries) with applicable laws, decrees and regulations. Selective or arbitrary government action could materially adversely affect our business, financial condition and results of operations.

The Russian government has taken various actions in recent years against business people and companies operating in Russia that have been perceived as having been politically motivated, including actions for technical violations of law or violations of laws that have been applied retroactively, such as violations of tax laws. In 2008, for example, government officials publicly criticized transfer pricing arrangements used by a Russian-based company that is publicly traded in the United States, claiming that such arrangements constituted tax evasion. These claims resulted in a steep decline in that company’s stock price. Such actions have on occasion resulted in significant fluctuations in the market prices of the securities of businesses operating in Russia, a weakening of investor confidence in Russia and doubts about the progress of market and political reforms in Russia. Government officials may apply contradictory or ambiguous laws or regulations in ways that could materially adversely affect our business and operations in the CIS.

We must comply with laws and regulations relating to the formation, administration and performance of government contracts in the CIS and CEE countries where we provide services to the local governments, including Belarus, Russia and Ukraine. Any failure to comply with applicable local laws, regulations and procedures could result in contract termination, damage to our reputation, price or fee reductions or suspension or debarment from contracting with the government, each of which could materially adversely affect our business, financial condition and results of operations. In addition, governments may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and for any reason. Any of these changes could impair our ability to obtain new contracts or renew or enforce contracts under which we currently provide services. Any new contracting methods could be costly or administratively difficult for us to implement, which could materially adversely affect our business and operations in the CIS.

Changes in the tax system in CIS or CEE countries or arbitrary or unforeseen application of existing rules could materially adversely affect our financial condition and results of operations.

There have been significant changes to the taxation systems in CIS countries in recent years as the authorities have gradually replaced legislation regulating the application of major taxes such as corporate income tax, VAT, corporate property tax and other taxes with new legislation. Tax authorities in CIS and CEE countries, including Belarus, Russia and Ukraine, have also been aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Technical violations of contradictory laws and regulations, many of which are relatively new and have not been subject to extensive application or interpretation, can lead to penalties. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Our tax liability may become greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets, particularly if the tax benefits we receive in Belarus and Hungary are changed or removed. See “— Risks Relating to Our Business — Our operating results may be negatively impacted by the loss of certain tax benefits provided by the governments of Belarus, Hungary and Russia to companies in our industry.” Any additional tax liability, as well as any unforeseen changes in tax laws, could materially adversely affect our future results of operations, financial condition or cash flows in a particular period.

The tax environment in Russia historically has been complicated by contradictions in Russian tax law. For example, tax laws are unclear with respect to the deductibility of certain expenses, and tax authorities may disagree with positions we have taken that we consider to be in compliance with current law. This uncertainty could result in a greater than expected tax burden and potentially exposes us to significant fines and penalties and enforcement measures, despite our best efforts at compliance.

In October 2006, the Supreme Arbitration Court of Russia issued a ruling that introduced the concept of an “unjustified tax benefit,” which is a benefit that may be disallowed for tax purposes. Specific examples cited by the court include benefits obtained under transactions lacking a business purpose (i.e., when the only purpose of a deal or structure is to derive tax benefits). The tax authorities have actively sought to apply this concept when challenging tax positions taken by taxpayers. Although the intention of the ruling was to combat tax abuse, in practice there is no assurance that the tax authorities will not seek to apply this concept in a broader sense than may have been intended by the court. In addition, the tax authorities and the courts have indicated a willingness to interpret broadly the application of criminal responsibility for tax violations.

Historically, Ukraine had a number of laws related to various taxes imposed by both central and regional governmental authorities. These taxes include value added tax, corporate income tax (profits tax), customs duties and payroll (social) taxes. In January 2011, the majority of the new tax code in Ukraine came into effect, and aims to create a comprehensive legal framework for tax reform and provide for a wide range of changes to the existing tax system in the areas of tax collection and administration. Among other things, the new Ukraine tax code provides for a decrease in the rate of the corporate income tax over the next several years, a decrease in the VAT rate beginning in 2014 and for taxation of interest accrued on bank deposits beginning in 2015. There can be no assurance that the adoption of the tax code will have a positive effect on the Ukrainian tax system, in which differing opinions regarding legal interpretations often exist both among and within governmental ministries and organizations, including the tax administration, creating uncertainties and areas of conflict. Tax declarations or returns, together with other matters of legal compliance, such as customs and currency control matters, are subject to review and investigation by a number of authorities, which may impose fines, penalties and interest charges for noncompliance. In practice, the Ukrainian tax authorities tend to interpret the tax laws in an arbitrary way that rarely favors taxpayers. These circumstances generally create tax risks in Ukraine that are more significant than those typically found in countries with more developed tax systems.

Our subsidiaries in Ukraine also currently benefit from regulations that permit companies in the IT services industry to employ independent contractors and significantly reduce our social security tax obligations in Ukraine. Substantially all of our IT professionals in Ukraine are independent contractors. Should Ukraine change its tax regulations and no longer permit the IT services industry to employ independent contractors, our operating expenses in Ukraine would substantially increase, which could materially adversely affect our financial condition and results of operations.

The tax systems in CIS and CEE countries in which we operate impose additional burdens and costs on our operations in such countries, and complicate our tax planning and related business decisions. The uncertainty involved potentially exposes us to significant fines, penalties and enforcement measures despite our best efforts at compliance, which could result in a greater than expected tax burden on our subsidiaries. These factors raise the risk of a sudden imposition of arbitrary or onerous taxes on our operations in these countries. This could adversely affect our financial condition and results of operations.

We may be exposed to liability for actions taken by our subsidiaries.

In certain cases (in particular, under the laws of Russia) we may be jointly and severally liable for obligations of our subsidiaries. We may also incur secondary liability and, in certain cases, liability to creditors for obligations of our subsidiaries in certain instances involving bankruptcy or insolvency. This type of liability could result in significant obligations and could materially adversely affect our financial condition and results of operations.

Our CIS subsidiaries can be forced into liquidation on the basis of formal noncompliance with certain legal requirements.

We operate in CIS countries primarily through locally organized subsidiaries. Certain provisions of Russian law and the laws of other CIS countries may allow a court to order liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations.

For example, in Russian corporate law, if the net assets of a Russian joint stock company calculated on the basis of Russian accounting standards are lower than its charter capital as at the end of its third or any subsequent financial year, the company must either decrease its charter capital or liquidate. If the company fails to comply with these requirements, governmental or local authorities can seek the involuntary liquidation of such company in court, and the company’s creditors will have the right to accelerate their claims or demand early performance of the company’s obligations as well as demand compensation of any damages.

Similarly, there have also been cases in CIS countries in which formal deficiencies in the establishment process of a legal entity or noncompliance with provisions of law have been used by courts as a basis for liquidation of a legal entity. Weaknesses in the legal systems of CIS countries create an uncertain legal environment, which makes the decisions of a court or a governmental authority difficult, if not impossible, to predict. If involuntary liquidation of any of our subsidiaries were to occur, such liquidation could materially adversely affect our financial condition and results of operations.

Crime and corruption could disrupt our ability to conduct our business.

Political and economic changes in the CIS countries where we operate in recent years have resulted in significant dislocations of authority. The local and international press have reported the existence of significant organized criminal activity, particularly in large metropolitan centers. Property crime in large cities has increased substantially. In addition, the local and international press have reported high levels of corruption, including the bribing of officials for the purpose of initiating investigations by government agencies. Press reports have also described instances in which state officials have engaged in selective investigations and prosecutions to further the interests of the state and individual officials, as well as private businesses, including competitors and corporate raiders. Corruption in the CIS countries in which we operate is pervasive and, in some cases, is worsening. The governments in CIS countries, including Belarus, Russia and Ukraine have recently pursued campaigns against corruption, the results of which are currently uncertain. For example, the Ukrainian parliament is currently considering new anti-corruption legislation which contains provisions relating to measures to prevent corruption, introduces a more detailed regulation of responsibility for involvement in corruption and provides for international cooperation in combating corruption. In addition, in August 2010, a new anti-money laundering law entered into force in Ukraine extends the list of entities that are required to monitor financial transactions, extends the list of state agencies authorized to conduct state financial monitoring, and broadens the list of reasons on the basis of which a financial transaction may be subject to monitoring. However, there is no assurance that such laws or other laws enacted elsewhere will be applied with any effectiveness by the local authorities, and the continuing effects of corruption, money laundering and other criminal activity could have a negative effect on the economies of these countries and could materially adversely affect our business in the CIS.

Additionally, some members of the media in the countries in which we operate regularly publish disparaging articles in return for payment. The depredations of organized or other crime, demands of corrupt officials or claims that we have been involved in official corruption could result in negative publicity which could disrupt our ability to conduct our business.

Social instability in CIS countries could lead to increased support for centralized authority and a rise in nationalism, which could harm our business.

Social instability in CIS countries, coupled with difficult economic conditions, could lead to labor and social unrest. Labor and social unrest may have political, social and economic consequences, such as increased support for centralized authority and a rise in nationalism. These sentiments could lead to restrictions on foreign ownership of companies in our industry or large-scale nationalization or expropriation of foreign-owned assets or businesses. There is relatively little experience in enforcing legislation enacted to protect private property against nationalization or expropriation. As a result, we may not be able to obtain proper redress in the courts, and we may not receive adequate compensation if in the future CIS governments decide to nationalize or expropriate some or all of our assets. If this occurs, our business could be harmed.

In addition, ethnic, religious, historical, regional and other divisions have, on occasion, given rise to tensions and, in certain cases, military conflict. The spread of violence, or its intensification, could have significant political consequences, including the imposition of a state of emergency in some parts or throughout CIS countries. These events could materially adversely affect the investment environment in CIS countries.

Any U.S. or other foreign judgments that may be obtained against us may be difficult to enforce in Belarus, Russia, Ukraine and other CIS countries.

Although we are a Delaware corporation, subject to suit in the United States and other courts, many of our assets are located in Belarus, Russia, Ukraine and other CIS countries and one of our directors and his assets are located outside the United States. Although arbitration awards are generally enforceable in CIS countries, judgments obtained in the United States or in other foreign courts, including those with respect to U.S. federal securities law claims, may not be enforceable in many CIS countries, including Belarus, Russia and Ukraine.

There is no mutual recognition treaty between the United States and Belarus, Russia or Ukraine. Therefore, it may be difficult to enforce any U.S. or other foreign court judgment obtained against any of our operating subsidiaries in CIS countries.

We face risks similar to those in Belarus, Russia and Ukraine in other CIS or CEE countries or elsewhere.

We currently have operations in Belarus, Russia, Ukraine, Kazakhstan, Poland and Hungary. We may acquire additional operations in other CIS or CEE countries or elsewhere. As with Belarus, Russia, Ukraine, Kazakhstan, Poland and Hungary, such countries are emerging markets subject to greater political, economic, social, tax and legal risks than more developed markets. In many respects, the risks inherent in transacting business in such countries are similar to those in Belarus, Russia and Ukraine, especially those risks set out above in “— Risks Related to Conducting Business in the CIS and CEE Countries.”

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We are incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland, and client management locations in the United States, United Kingdom, Germany, Sweden, Switzerland, Russia and Kazakhstan.

The table below sets forth our principal properties:

Location	Square Meters Leased	Square Meters Owned	Total Square Meters
Delivery Centers and Client Management Locations:
Belarus	21,645	7,655	29,300
Ukraine	20,207	—	20,207
Russia	11,589	—	11,589
Hungary	6,918	—	6,918
Kazakhstan	2,410	—	2,410
United States	1,168	—	1,168
Switzerland	379	—	379
Sweden	153	—	153
United Kingdom	126	—	126
Poland	86	—	86
Germany	15	—	15

Total	64,696	7,655	72,351

Executive Office:
Newtown, PA, United States	932	—	932

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.

Item 3.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “EPAM.” On March 29, 2012, the last reported sale price for our common stock on the NYSE was $20.10 per share. Our shares have only been publicly traded since February 8, 2012; as a result, we have not set forth quarterly information with respect to the high and low prices for our common stock. Between February 8, 2012 and March 29, 2012, the closing price of our common stock on the NYSE ranged from a high of $21.11 per share to a low of $13.40 per share.

As of March 15, 2012, we had approximately 52 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Capital Stock

Our authorized capital stock consists of 160,000,000 shares of common stock, par value $.001 per share, and 40,000,000 shares of preferred stock, par value $.001 per share.

Holders of common stock are entitled to one vote per share on all matters which stockholders generally are entitled to vote, except on matters relating solely to terms of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor.

In the event of liquidation, dissolution or winding up of EPAM, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable, and the shares of common stock to be issued upon completion of this offering will be fully paid and non-assessable.

Our board of directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. No preferred stock is outstanding as of March 30, 2012.

Limits on Written Consents

Any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders.

Stockholder Meetings

Special meetings of the stockholders may be called at any time only by the board of directors acting pursuant to a resolution adopted by a majority of the whole board, subject to the rights of the holders of any series of preferred stock.

Amendments to Our Governing Documents

Generally, the amendment of our certificate of incorporation requires approval by our board of directors and a majority vote of stockholders. However, certain material amendments (including amendments with respect to provisions governing board composition, actions by written consent, and special meetings) require the approval of at least 66 2/3% of the votes entitled to be cast by the outstanding capital stock in the elections of our board of directors. Any amendment to our bylaws requires the approval of either a majority of our board of directors or approval of at least 66 2/3% of the votes entitled to be cast by the holders of our outstanding capital stock in elections of our board of directors.

Requirements for Advance Notification of Stockholder Nominations and Proposals

Our bylaws establish advance notice procedures with respect to stockholder proposals and nomination of candidates for election as directors.

Forum Selection

The Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of EPAM, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of EPAM to EPAM or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine.

Limitation of Liability of Directors and Officers

Our certificate of incorporation provides that no director will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except as required by applicable law, as in effect from time to time. Currently, Delaware law requires that liability be imposed for the following:

•	any breach of the director’s duty of loyalty to our company or our stockholders;

•	any act or omission not in good faith or which involved intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and

•	any transaction from which the director derived an improper personal benefit.

Our certificate of incorporation provides that, to the fullest extent permitted by law, we will indemnify any officer or director of our company against all damages, claims and liabilities arising out of the fact that the person is or was our director or officer, or served any other enterprise at our request as a director or officer. Amending this provision will not reduce our indemnification obligations relating to actions taken before an amendment.

Equity Compensation Plan Information

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” of this annual report.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for us in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant. In addition, our credit facility restricts our ability to pay dividends.

Unregistered Sales of Securities

During the year ended December 31, 2011, we granted options in unregistered transactions to purchase an aggregate of 600,000 shares of common stock at a weighted average exercise price of $14.00 per share to our employees and consultants. During such period, options were exercised in unregistered transactions to purchase 47,600 shares for cash consideration in the aggregate amount of $72,000. The sales of the above securities were exempt from registration under Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation. Shares of common stock to be issued pursuant to awards (including options) under our equity compensation plans were registered on our Registration Statement on Form S-8 filed with the SEC on February 7, 2012.

None of these transactions involved any underwriters or any public offerings, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 3(a)(9) or Section 4(2) of the Securities Act of 1933, as amended. The recipients of the securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the period covered by this annual report.

Use of Proceeds from the Sales of Registered Securities

On February 13, 2012, we completed our initial public offering of common stock pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-174827) that was declared effective on February 7, 2012. Under the registration statement, we registered the offering and sale of an aggregate of 6,900,000 shares of common stock. All of the 6,900,000 shares of common stock registered under the registration statement, which included 900,000 shares of common stock sold by us pursuant to an over-allotment option granted to the underwriters, were sold at a price to the public of $12.00 per share. Citigroup Global Markets Inc., UBS Securities LLC, Barclays Capital Inc. and Renaissance Securities (Cyprus) Limited acted as co-managers of the offering and as representatives of the underwriters. Of the 6,900,000 shares of common stock sold, we issued and sold 2,900,000 shares of common stock and the selling stockholders sold 4,000,000 shares of common stock, resulting in gross proceeds to us of $34.8 million, and $29.5 million in net proceeds after deducting underwriting discounts and commissions of $2.3 million and offering expenses of approximately $3.0 million. The offering expenses include SEC registration fees, FINRA filing fees, NYSE listing fees and expenses, legal fees and expenses, printing expenses, transfer agent fees and expenses, accounting fees and expenses as well as other miscellaneous fees and expenses. We did not receive any proceeds from the sale of common stock by the selling stockholders.

None of the net proceeds we received from our initial public offering were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliate, other than in the form of wages or salaries and bonuses paid out in the ordinary course of business. The net proceeds we received from our initial public offering have been and will be used for general corporate purposes, such as for working capital, for acquiring facilities, and for potential strategic acquisitions of, or investments in, other businesses or technologies that we believe will complement our current business and expansion strategies.

Item 6.  Selected Financial Data

We have derived the selected consolidated statements of income data for the years ended December 31, 2011, 2010 and 2009 and selected consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements and related notes included in this annual report. We have derived the selected consolidated statements of income data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$334,528	$221,824	$149,939	$160,632	$114,045
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	205,336	132,528	88,027	91,205	59,759
Selling, general and administrative expenses	64,930	47,635	39,248	53,913	36,466
Depreciation and amortization expense	7,538	6,242	5,618	4,889	2,537
Goodwill impairment loss	1,697	—	—	—	—
Other operating expenses, net	19	2,629	1,064	400	190

Income from operations	$55,008	$32,790	$15,982	$10,225	$15,093
Interest income	1,315	562	227	1,474	738
Interest (expense)	(37)	(76)	(185)	(129)	(181)
Other income	144	—	—	—	—
Foreign exchange gain (loss)	(3,638)	(2,181)	(1,617)	(3,819)	(220)

Income before provision for income taxes	$52,792	$31,095	$14,407	$7,751	$15,430
Provision for income taxes	8,439	2,787	879	3,701	3,462

Net income	$44,353	$28,308	$13,528	$4,050	$11,968

Net income per share of common stock(1):
Basic (common)	$0.69	$0.84	$0.23	$0.00	$0.24
Basic (puttable common)	$1.42	$0.84	$0.23	$0.00	$0.24
Diluted (common)	$0.63	$0.79	$0.22	$0.00	$0.23
Diluted (puttable common)	$0.77	$0.79	$0.22	$0.00	$0.23
Shares used in calculation of net income per share of common stock:
Basic (common)	17,094	17,056	16,719	16,050	16,831
Basic (puttable common)	18	141	153	114	20
Diluted (common)	20,473	19,314	18,474	17,980	18,671
Diluted (puttable common)	18	141	153	114	20

(1)	In connection with the completion of our initial public offering, we effected an 8 for 1 common stock split as of January 19, 2012. All historical common stock and per share information has been changed to reflect the common stock split.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$88,796	$54,004	$52,927	$30,658	$26,495
Accounts receivable, net	59,472	41,488	27,450	28,224	28,942
Unbilled revenues, net	24,475	23,883	13,952	9,777	5,444
Property and equipment, net	35,482	25,338	23,053	19,136	5,778
Total assets	235,613	170,858	135,407	106,924	86,116
Accrued expenses and other liabilities	24,782	15,031	4,928	7,103	11,075
Deferred revenue	6,949	5,151	4,417	990	4,733
Revolving line of credit	—	—	7,000	—	6,903
Total liabilities	54,614	35,900	30,196	18,793	35,731
Preferred stock; Series A-1 convertible redeemable preferred stock and Series A-2 convertible redeemable preferred stock	85,940	68,377	87,413	82,990	31,448
Total stockholders’ equity	$95,059	$66,249	$16,534	$4,098	$18,324

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included elsewhere in this annual report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Item 7A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. Please note that we effected an 8 for 1 common stock split on January 19, 2012, and all historical common stock and per share information has been changed to reflect the common stock split.

Overview

We are a leading global IT services provider focused on complex software product development services, software engineering and vertically-oriented custom development solutions. Since our inception in 1993, we have been serving independent software vendors, or ISVs, and technology companies. The foundation we have built serving ISVs and technology companies has enabled us to differentiate ourselves in the market for software engineering skills and technology capabilities. Our work with these clients exposes us to their customers’ challenges across a variety of industry “verticals.” This has enabled us to develop vertical-specific domain expertise and grow our business in multiple industry verticals, including Banking and Financial Services, Business Information and Media, Travel and Hospitality and Retail and Consumer.

Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland are strategically located in centers of software engineering talent and educational excellence across CEE or the CIS. Our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients, thereby further strengthening our relationships with them. We also have client management locations in the United States, United Kingdom, Germany, Sweden, Russia, Switzerland and Kazakhstan.

Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. Our focus on delivering quality to our clients is reflected by an average of 86.0% and 70.5% of our revenues in 2011 coming from clients that had used our services for at least two and three years, respectively.

Recent Developments

On February 13, 2012, we completed our initial public offering of 6,900,000 shares of our common stock, which included 900,000 shares of our common stock sold by us pursuant to an over-allotment option granted to the underwriters, were sold at a price to the public of $12.00 per share. Of the 6,900,000 shares of common stock sold, we issued and sold 2,900,000 shares of common stock and our selling stockholders sold 4,000,000 shares of common stock, resulting in gross proceeds to us of $34.8 million, and $29.5 million in net proceeds to us after deducting underwriting discounts and commissions of $2.3 million and estimated offering expenses of approximately $3.0 million. We did not receive any proceeds from the sale of common stock by the selling stockholders.

Factors Affecting Our Results of Operations

We have benefited significantly from growth in the global software development services industry. Growth in the industry is driven by the needs of major corporations to maintain and upgrade the technology and services required to operate in a cost-efficient manner. Software companies are also increasingly outsourcing work to IT services providers in order to streamline and reduce the cost of the software development process. The CEE software development services market is growing rapidly due to its large pool of skilled IT professionals, highly-developed infrastructure, strong government support and incentives, the geographic and cultural proximity between CEE countries and Europe and the desire of clients to diversify their use of software development services to multiple delivery locations.

The growth in the global software development services industry has also increased the cost of attracting and retaining high quality IT professionals in CEE and the CIS at a higher rate than we have historically faced. In addition, we face competition from offshore IT services providers in emerging outsourcing destinations with low wage costs such as India and China and our clients’ buying patterns could change if they become more price sensitive and accepting of low-cost suppliers. We believe the EPAM brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees in CEE and the CIS. We seek to accurately manage our pricing and cost estimates when negotiating contract terms with our clients to ensure we are able to maintain appropriate levels of project profitability while providing a high quality of service. We also seek to maintain optimal resource utilization levels and productivity with the efficient allocation of our IT professionals and facilities in our development centers in CEE and the CIS.

We believe that the most significant factors affecting our results of operations include:

•	market demand for software development services;

•	economic growth rates in the industries and countries in which our clients operate;

•	shortages of skilled IT professionals in the United States and Europe;

•	ISVs and technology companies increasingly outsourcing work to IT service professionals to more efficiently scale their operations with strong software engineering skills;

•	wage rates in countries where we operate, particularly in CEE countries where most of our employees are based; and

•	changes in foreign exchange rates, especially relative changes in exchange rates between the U.S dollar and the British pound, euro, Russian ruble and Hungarian forint.

Our results of operations in any given period are also directly affected by company-specific factors, including:

•	our ability to obtain new clients and generate repeat business from existing clients;

•	our ability to expand the quality, range and delivery of our portfolio of service offerings and our expertise relative to our competitors;

•	our ability to efficiently manage and utilize our IT professionals; and

•	our ability to identify, integrate and effectively manage businesses that we acquire.

Certain Income Statement Line Items

Revenues

Revenues are derived primarily from providing software development services to our clients. During the third quarter of 2008, we started to experience a decrease in demand for our services as a result of the global economic downturn, which also continued to adversely affect demand during 2009. However, in 2010 and 2011 we experienced rapid growth in demand for our services and significantly expanded our business. In 2010, revenues increased by 47.9% to $221.8 million from $149.9 million in 2009, and increased by 50.8% to $334.5 million in 2011 from $221.8 million in 2010. We discuss below the breakdown of our revenues by service offering, vertical, client location, contract type and client concentration. Revenues consist of IT services revenues and reimbursable expenses and other revenues, which primarily include travel and entertainment costs that are chargeable to clients.

Revenues by Service Offering

Software development includes software product development, custom application development services and enterprise application platforms services, and has historically represented, and we expect to continue to represent, the substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	(in thousands, except percent)
Service Offering
Software development	$219,211	65.5%	$149,658	67.5%	$105,397	70.3%
Application testing services	67,840	20.3	44,459	20.0	28,489	19.0
Application maintenance and support	29,287	8.8	19,262	8.7	11,828	7.9
Infrastructure services	8,488	2.5	2,823	1.3	—	0.0
Licensing	3,526	1.1	1,849	0.8	2,094	1.4
Reimbursable expenses and other revenues	6,176	1.8	3,773	1.7	2,131	1.4

Revenues	$334,528	100.0%	$221,824	100.0%	$149,939	100.0%

Revenues by Vertical

The foundation we have built with ISVs and technology companies has enabled us to leverage our strong domain knowledge and industry-specific knowledge capabilities to become a premier IT services provider to a range of additional verticals such as Banking and Financial Services, Business Information and Media, Travel and Hospitality and Retail and Consumer. The following table sets forth revenues by vertical by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	(in thousands, except percent)
Vertical
ISVs and Technology	$87,369	26.2%	$68,727	31.0%	$57,695	38.5%
Banking and Financial Services	76,419	22.8	42,835	19.3	17,069	11.4
Business Information and Media	62,350	18.6	45,749	20.6	28,587	19.1
Travel and Hospitality	40,110	12.0	18,780	8.5	9,869	6.6
Retail and Consumer	31,596	9.4	17,681	8.0	9,856	6.6
Other verticals	30,508	9.2	24,279	10.9	24,732	16.4
Reimbursable expenses and other revenues	6,176	1.8	3,773	1.7	2,131	1.4

Revenues	$334,528	100.0%	$221,824	100.0%	$149,939	100.0%

Revenues by Client Location

Our revenues are sourced from three geographic markets: North America, Europe and the CIS. We present our revenues by client location based on the location of the specific client site that we serve, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. As such, revenues by client location differ from the segment information in our audited consolidated financial statements included elsewhere in this annual report, which is not solely based on the geographic location of the clients but rather is based on managerial responsibility for a particular client regardless of client location. The following table sets forth revenues by client location by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	(in thousands, except percent)
Client Location
North America	$165,126	49.4%	$117,027	52.8%	$80,168	53.5%
Europe	$107,041	32.0%	$58,567	26.4%	$32,635	21.8%
United Kingdom	70,989	21.2	32,584	14.7	18,785	12.5
Other	36,052	10.8	25,983	11.7	13,850	9.3
CIS	$56,185	16.8%	$42,457	19.1%	$35,005	23.3%
Russia	43,799	13.1	31,488	14.2	24,503	16.3
Other	12,386	3.7	10,969	4.9	10,502	7.0
Reimbursable expenses and other revenues	6,176	1.8	3,773	1.7	2,131	1.4

Revenues	$334,528	100.0%	$221,824	100.0%	$149,939	100.0%

Revenues by Contract Type

Our services are performed under both time-and-material and fixed-price arrangements. Our engagement models depend on the type of services provided to a client, the mix and locations of professionals involved and the business outcomes our clients are looking to achieve. Historically, the majority of our revenues have been generated under time-and-material contracts. Under time-and-material contracts, we are compensated for actual time incurred by our IT professionals at negotiated hourly, daily or monthly rates. Fixed-price contracts require us to perform services throughout the contractual period and we are paid in installments on pre-agreed intervals. We expect time-and-material arrangements to continue to comprise the majority of our revenues in the future.

The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	(in thousands, except percent)
Contract Type
Time-and-material	$287,965	86.1%	$188,961	85.2%	$122,514	81.7%
Fixed-price	36,861	11.0	27,241	12.3	23,200	15.5
Licensing	3,526	1.1	1,849	0.8	2,094	1.4
Reimbursable expenses and other revenues	6,176	1.8	3,773	1.7	2,131	1.4

Revenues	$334,528	100.0%	$221,824	100.0%	$149,939	100.0%

Revenues by Client Concentration

We have grown our revenues from our clients by continually expanding the scope and size of our engagements, and we have grown our key client base through internal business development efforts and several strategic acquisitions.

Our focus on delivering quality to our clients is reflected by an average of 86.0% and 70.5% of our revenues in 2011 coming from clients that had used our services for at least two and three years, respectively. In addition, we have significantly grown the size of existing accounts. The number of clients that accounted for over $5.0 million in annual revenues increased to 15 in 2011 from 10 in 2010, and the number of clients that generated at least $0.5 million in revenues increased to 98 in 2011 from 72 in 2010.

The following table sets forth revenues contributed by our top five and top ten clients by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	(in thousands, except percent)
Top five clients	$107,171	32.0%	$65,908	29.7%	$35,444	23.6%
Top ten clients	149,094	44.6	94,529	42.6	53,001	35.3

In 2011, our largest client, Thomson Reuters accounted for over 10% of our revenues. The volume of work we perform for specific clients is likely to vary from year to year, as we are typically not any client’s exclusive external IT services provider, and a major client in one year may not contribute the same amount or percentage of our revenues in any subsequent year.

Operating Expenses

Cost of Revenues (Exclusive of Depreciation and Amortization)

The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, employee benefits and stock compensation expense, travel costs and subcontractor fees. Salaries and other compensation expenses of our IT professionals are allocated to cost of revenues regardless of whether they are actually performing services during a given period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent expenses associated with promoting and selling our services and include such items as senior management, administrative personnel and sales and marketing personnel salaries, stock compensation expense and related fringe benefits, legal and audit expenses, commissions, insurance, operating lease expenses, travel costs and the cost of advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues collected in Belarus to the administrative organization of the Belarus Hi-Tech Park.

Our selling, general and administrative expenses have increased primarily as a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our growth. We expect our selling, general and administrative expenses to continue to increase in absolute terms as our business expands but will generally remain steady or slightly decrease as a percentage of our revenues.

Provision for Income Taxes

Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2011, 2010 and 2009, we had $49.9 million, $30.3 million and $14.3 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. The statutory tax rate in our foreign jurisdictions is lower than the statutory U.S. tax rate. Additionally, we have secured special tax benefits in Belarus and Hungary as described below. As a result, our provision for income taxes is low in comparison to income before taxes due to the benefit received from increased income earned in low tax jurisdictions. The foreign tax rate differential represents this significant reduction. Changes in the geographic mix or estimated level of annual pre-tax income can also affect our overall effective income tax rate.

Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related net interest. Tax exposures can involve complex issues and may require an extended period to resolve. Although we believe we have adequately reserved for our uncertain tax positions, we cannot assure you that the final tax outcome of these matters will not be different from our current estimates. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, statute of limitation lapse or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are 100% exempt from the current Belarusian income tax rate of 24%. The “On High-Technologies Park” Decree, which created the Belarus Hi-Tech Park, is in effect for a period of 15 years from July 1, 2006.

Our subsidiary in Hungary benefits from a tax credit of 10% of annual qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. We have been able to take the full 70% credit for 2007, 2008, 2009, 2010 and 2011. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, will be allowed until fully utilized. We anticipate full utilization up to the 70% limit until 2014, with full phase out in 2015.

Our domestic income before provision for income taxes differs from the North America segment operating profit because segment operating profit is a management reporting measure, which does not take into account most corporate expenses, as well as the majority of non-operating costs and stock compensation expenses. We do not hold our segment managers accountable for these expenses, as they cannot influence these costs within the scope of their operating authority, nor do we believe it is practical to allocate these costs to specific segments as they are not directly attributable to any specific segment. All our segments are treated consistently with respect to such expenses when determining segment operating profit.

Results of Operations

The following table sets forth a summary of our consolidated results of operations by amount and as a percentage of our revenues for the periods indicated. This information should be read together with our audited consolidated financial statements and related notes included elsewhere in this annual report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
	2011		2010		2009
	(in thousands, except percent)
Revenues	$334,528	100.0%	$221,824	100.0%	$149,939	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	205,336	61.4	132,528	59.7	88,027	58.7
Selling, general and administrative expenses(2)	64,930	19.4	47,635	21.5	39,248	26.2
Depreciation and amortization expense	7,538	2.3	6,242	2.8	5,618	3.7
Goodwill impairment loss	1,697	0.5	—	—	—	—
Other operating expenses, net	19	0.0	2,629	1.2	1,064	0.7

Income from operations	55,008	16.4%	32,790	14.8%	15,982	10.7%
Interest income	1,315	0.4	562	0.3	227	0.2
Interest (expense)	(37)	-0.0	(76)	-0.0	(185)	-0.1
Other income	144	0.0	—	—	—	—
Foreign exchange (loss)	(3,638)	-1.1	(2,181)	-1.0	(1,617)	-1.1

Income before provision for income taxes	52,792	15.7%	31,095	14.1%	14,407	9.7%
Provision for income taxes	8,439	2.5	2,787	1.3	879	0.7

Net income	$44,353	13.2%	$28,308	12.8%	$13,528	9.0%

(1)	Includes stock-based compensation expense of $1,365, $1,314 and $785 for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Includes stock-based compensation expense of $1,501, $1,625 and $1,626 for the years ended December 31, 2011, 2010 and 2009, respectively.

2011 Compared to 2010

Revenues

Revenues were $334.5 million in 2011, representing an increase of 50.8% from $221.8 million in 2010. The increase was primarily driven by the following factors:

•

strong performance across all of our key verticals. In particular, Banking and Financial Services continued to experience an increase in revenues on strong demand from existing clients, with revenues growing by $33.6 million, or 78.4%, to $76.4 million in 2011 as compared to $42.8 million in 2010;

•

strong performance across all of our geographies. Revenues from Europe grew 82.8% to $107.0 million in 2011 from $58.6 million in 2010, and revenues from North America grew 41.1% to $165.1 million in 2011 from $117.0 million in 2010. Revenues from Russia increased to $43.8 million in 2011 from $31.5 million in 2010; and

•

revenues from existing clients continued to increase in 2011. Revenues attributable to our top ten clients as of December 31, 2011 increased by 57.7% in 2011 as compared to December 31, 2010. This represented 48.4% of the overall increase in revenues in 2011.

Cost of Revenues (Exclusive of Depreciation and Amortization)

Cost of revenues (exclusive of depreciation and amortization) was $205.3 million in 2011, representing an increase of 54.9% from $132.5 million in 2010. The increase was primarily attributable to a net increase of 1,618 IT professionals from December 31, 2010 to December 31, 2011, to support the growth in demand for our services. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased to 61.4% in 2011 from 59.7% in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $64.9 million in 2011, representing an increase of 36.3% from $47.6 million in 2010. The growth was primarily attributable to increased overhead costs and non-production staff required to support the growth in the business. In 2011, non-production staff headcount increased by 339, or 41.4%, from 818 at December 31, 2010, stock compensation expense decreased from $1.6 million to $1.5 million and facilities expenses increased by $2.9 million, or 32.3%, to $12.0 million as compared to 2010. As a percentage of revenues, selling, general and administrative expenses decreased to 19.4% in 2011 from 21.5% in 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense was $7.5 million in 2011, representing an increase of 20.8% from $6.2 million in 2010. The increase was primarily attributable to additional capital expenditures in IT equipment to support the growth in the headcount. As a percentage of revenues, depreciation and amortization expense decreased to 2.3% in 2011 from 2.8% in 2010.

Goodwill Impairment Loss

As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, we performed a goodwill impairment test. In assessing impairment in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other,” we determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. We completed the second step of the goodwill impairment test, resulting in an impairment charge of $1.7 million. In the fourth quarter of 2011, we completed the annual impairment testing of recorded goodwill and determined there was no additional impairment as of December 31, 2011.

Interest Income

Interest income was $1.3 million in 2011, representing an increase of 134.0% from $0.6 million in 2010. The increase was primarily driven by the interest paid on cash and cash equivalents which increased 64.4% from an average balance of $40.8 million during 2010 to $64.2 million during 2011.

Foreign Exchange (Loss)

Foreign exchange loss was $3.6 million in 2011, representing an increase of 66.8% from a $2.2 million loss in 2010. The increase was primary attributable to the movement of the Russian ruble, Belarusian ruble and the euro against the U.S. dollar.

Provision for Income Taxes

Provision for income taxes was $8.4 million in 2011, increasing from $2.8 million in 2010. The increase was primarily attributable to significant growth in consolidated pre-tax income, an increase in our clients’ need for onsite resources in North America and the United Kingdom, which increased our consolidated effective tax rate, a relative shift in offshore services performed in Belarus, where we are currently entitled to a 100% exemption from Belarusian income tax, to Ukraine and, to a lesser extent, Russia, both of which have significantly higher tax rates. In 2011, our effective tax rate was 16.0% as compared to our effective tax rate of 9.0% in 2010.

2010 Compared to 2009

Revenues

Revenues were $221.8 million in 2010, representing an increase of 47.9% from $149.9 million in 2009. This increase was primarily driven by the following factors:

•

strong performance across all of our key verticals, particularly Banking and Financial Services, which increased revenues by $25.8 million, or 151.0%, and Business Information and Media, which increased revenues by $17.2 million, or 60.0%, as compared to 2009;

•

continued penetration of clients in Europe, where revenues grew by 79.5% as compared to 2009. We experienced particularly rapid growth in the United Kingdom and Switzerland, where revenues increased by 73.5% and 311.6% respectively, in 2010 as compared to 2009, primarily attributable to the strength of Banking and Financial Services in these locations;

•	expansion of our service offerings, which enabled us to cross-sell new services to our clients and meet the rapidly growing demand for complex product development solutions; and

•

growth in our top ten clients increased revenues by 78.4% as compared to 2009, driven by strong demand for our services, particularly from clients that accounted for over $5.0 million in annual revenues.

Cost of Revenues (Exclusive of Depreciation and Amortization)

Cost of revenues (exclusive of depreciation and amortization) was $132.5 million in 2010, representing an increase of 50.6% from $88.0 million in 2009. The increase was primarily attributable to the net addition of

1,566 IT professionals in 2010, an increase of 41.4% from 3,784 professionals in 2009, to support growth in demand for our services. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased to 59.7% in 2010 from 58.7% in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $47.6 million in 2010, representing an increase of 21.4% from $39.2 million in 2009. The increase was primarily attributable to increased overhead costs as a result of the increase in revenues and overall operations, particularly related to growth in headcount. As a percentage of revenues, selling general and administrative expenses decreased to 21.5% in 2010 from 26.2% in 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.2 million in 2010, representing an increase of 11.1% from $5.6 million in 2009. The increase was primarily attributable to the increase in capital equipment purchases to accommodate the increase in headcount and to support growth in revenues. As a percentage of revenues, depreciation and amortization expense decreased to 2.8% in 2010 from 3.7% in 2009.

Other Operating Expenses, Net

Other operating expenses, net, were $2.6 million in 2010, an increase from $1.1 million in 2009. The increase was primarily attributable to a litigation settlement in 2010.

Provision for Income Taxes

Provision for income taxes was $2.8 million in 2010, an increase from $0.9 million in 2009. The growth in revenues and consolidated pre-tax income in 2010, as well as an increase in non-deductible items, resulted in a higher tax expense. Our effective tax rate increased in 2010 to 9.0% compared to 6.1% in 2009.

Liquidity and Capital Resources

Capital Resources

At December 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $88.8 million and $30.0 million of available borrowings under our revolving line of credit.

At December 31, 2011, we had cash and cash equivalents of $88.8 million, of which $55.5 million was held outside the United States, including $24.2 million held in U.S. dollar denominated accounts in Belarus, which accrued at an average interest rate of 6.5% during 2010 and 2011. We have a $30.0 million revolving line of credit with PNC Bank, National Association. Advances under our revolving line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. Our revolving line of credit is secured by the grant of a security interest in all of our U.S. trade receivables and cash on hand in favor of the bank and contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility so that we will remain in compliance with its terms in the foreseeable future. Our revolving line of credit expires on October 15, 2013. At December 31, 2011, we had no borrowings outstanding under our revolving line of credit.

The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $55.1 million would be subject to foreign withholding taxes, of which $46 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future.

We believe that our available cash and cash equivalents and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$54,520	$20,473	$26,112
Net cash used in investing activities	(17,408)	(10,826)	(9,030)
Net cash (used in) provided by financing activities	(1,558)	(8,043)	6,460
Effect of exchange-rate changes on cash and cash equivalents	(762)	(527)	(1,273)

Net increase in cash and cash equivalents	$34,792	$1,077	$22,269

Cash and cash equivalents, beginning of period	54,004	52,927	30,658

Cash and cash equivalents, end of period	$88,796	$54,004	$52,927

Operating Activities

Net cash provided by operations increased by $34.0 million to $54.5 million during 2011 from $20.5 million net cash provided by operations during 2010, primarily attributable to higher net income that increased by $17.7 million before accounting for non-cash items in 2011 as compared to 2010. Revenues increased by 50.8% in 2011 as compared to 2010, causing net trade and unbilled accounts receivable to increase $18.6 million, or 28.4%, from $65.4 million as of December 31, 2010 to $83.9 million as of December 31, 2011. Amounts due to employees, the majority of which represents payroll costs for the most recent period, increased by $2.5 million, or 44.8%, from $5.7 million as of December 31, 2010 to $8.2 million as of December 31, 2011, driven by headcount growth.

Net cash provided by operations decreased by $5.6 million to $20.5 million during 2010 from $26.1 million during 2009. This was primarily attributable to increases in trade and unbilled accounts receivable, accrued expenses and taxes payable, and was offset by higher net income. Revenues increased 47.9% in 2010 as compared to 2009, causing net trade and unbilled accounts receivable to increase to $65.4 million, or 57.9%, as of December 31, 2010, from $41.4 million as of December 31, 2009. Accrued expenses increased to $15.0 million as of December 31, 2010 from $4.9 million as of December 31, 2009, due to an overall growth in operating expenses to support revenue growth and also attributable to a $7.8 million increase in the year-end bonus accrual, as a result of strong overall performance in 2010 as compared to 2009.

Investing Activities

Net cash of $17.1 million was used in investing activities during 2011 as compared to $10.8 million of net cash used in investing activities during 2010. During 2011, capital expenditures increased by 104.3% to $17.1 million primarily associated with IT equipment acquisitions to support our growth in headcount and $1.5 million spent on construction of a new building in Belarus.

Net cash of $10.8 million was used in investing activities during 2010 as compared to $9.0 million of net cash used in investing activities during 2009. This increase was primarily attributable to an increase in capital expenditures, which primarily consisted of IT equipment, of $7.3 million, related to our increased headcount, and a $2.5 million increase in restricted cash related to a client letter of credit, and was partially offset by a payment of $8.4 million for construction of a building in Minsk in 2009.

Financing Activities

Net cash used in financing activities during 2011 decreased by $6.5 million to $1.6 million as compared to $8.0 million net cash used during 2010. This was primarily due to a decrease in the amount outstanding under our revolving line of credit by $7.0 million, partially offset by $1.6 million of public offering costs.

Net cash of $8.0 million was used in financing activities during 2010 as compared to $6.5 million of net cash provided by financing activities during 2009. This decrease was primarily attributable to an increase in purchases of treasury stock of $6.8 million, the partial repurchase of $15.1 million of our Series A-2 convertible redeemable preferred stock and a repayment of amounts outstanding under our revolving line of credit of $7.0 million in 2010 which was borrowed in 2009. This decrease in 2010 was partially offset by an increase in the proceeds from the sale of treasury stock, net of costs, of $6.3 million and proceeds from the issuance of $15.0 million of preferred stock in 2010.

Contractual Obligations and Future Capital Requirements

Contractual Obligations

Set forth below is information concerning our fixed and determinable contractual obligations as of December 31, 2011.

	Total(1)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$27,728	$10,262	$10,740	$6,384	$342
Other long-term obligations(2)	16,509	16,509	—	—	—

	$44,237	$26,771	$10,740	$6,384	$342

(1)	Excludes any potential redemption obligations related to our Series A-1 and A-2 convertible redeemable preferred stock. Immediately prior to the completion of our initial public offering, our Series A-1 and A-2 convertible redeemable preferred stock automatically converted into shares of common stock.
(2)	On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for approximately $17,209 for the construction of a 14,071 square meter office building within the High Technology Zone in Minsk, Belarus. The building is expected to be operational in the second half of 2012.

Future Capital Requirements

We believe that our existing cash and cash equivalents combined with our expected cash flow from operations will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that existing cash and cash equivalents and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise additional funds on favorable terms or at all.

Off-Balance Sheet Commitments and Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to off-balance sheet risks.

Critical Accounting Policies

We prepare our audited consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require us to make judgments, estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the end of each reporting period and (iii) the reported amounts of revenues and expenses during each reporting period. We evaluate these estimates and assumptions based on historical experience, knowledge and assessment of current business and other conditions, and expectations regarding the future based on available information and reasonable assumptions, which together form a basis for making judgments about matters not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. When reviewing our audited consolidated financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgment and other uncertainties affecting the application of such policies and (iii) the sensitivity of reported results to changes in conditions and assumptions. We consider the policies discussed below to be critical to an understanding of our audited consolidated financial statements as their application places significant demands on the judgment of our management.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the audited consolidated financial statements. We believe that the following critical accounting policies are the most sensitive and require more significant estimates and assumptions used in the preparation of our audited consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our audited consolidated financial statements and other disclosures included in this annual report.

Revenue Recognition

We generate revenues primarily from software development services. We recognize revenues when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. If there is an uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. At the time revenues are recognized, we provide for client incentive programs and reduce revenues accordingly.

We defer amounts billed to our clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues as services are performed in subsequent periods. Unbilled revenues represent services provided which are billed subsequent to the period end in accordance with the contract terms. All such amounts are anticipated to be realized in subsequent periods.

Our services are performed under both time-and-material and fixed-price contracts arrangements. For revenues generated under time-and-material contracts, revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues when incurred. The majority of such revenues are billed on an hourly, daily or monthly basis whereby actual time is charged directly to the client.

We recognize revenues from fixed-price contracts based on the proportional performance method. In instances where final acceptance of the product, system or solution is specified by the client, revenues are deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenues are recognized upon receipt of final acceptance from the client. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our audited consolidated financial statements. A number of internal and external factors can affect our estimates, including labor hours and specification and testing requirement changes. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. Our fixed price contracts are generally recognized over a period of twelve months or less.

We enter into multiple element arrangements with our clients under time-and-material and fixed-fee contracts. In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. We adopted this standard effective January 1, 2010 for all new or amended contracts, and it did not have a material effect on our financial condition or consolidated results of operations, or change our units of accounting and how we allocate the arrangement consideration to various units of accounting. These arrangements consist of development services and other service deliverables that qualify for separate units of accounting. These other services include maintenance and support services for our time-and-material contracts and separately priced warranties for our fixed-fee contracts. These deliverables qualify for multiple units of accounting and therefore arrangement consideration is allocated among the units of accounting based on their relative selling price. The relative selling price is based on the price charged for the deliverable when it is sold separately. For multiple element arrangements under time-and-material contracts, revenue is recognized as services are performed for each deliverable. For arrangements under fixed-fee contracts, revenue is recognized upon delivery of development services under the proportional performance method and on a straight-line basis over the warranty period. The warranty period is generally six months to two years.

We report gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income.

Accounts Receivable

Accounts receivable are recorded at net realizable value. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative creditworthiness of each client, historical collections experience and other information, including the aging of the receivables. Recoveries of losses from accounts receivable written off in prior years are presented within income from operations on our consolidated statements of income.

Goodwill and Other Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and intangible assets acquired less liabilities assumed. The determination of the fair value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

We do not amortize goodwill but perform a test for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. We determine fair value using the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows. In testing for a potential impairment of goodwill, we estimate the fair value of our reporting units to which goodwill relates and determine the carrying value (book value) of the assets and liabilities related to those reporting units.

We amortize other intangible assets with determinable lives over their estimated useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there exists one or more indicators of impairment, we measure any impairment of intangible assets based on the excess of the carrying value of the asset over its fair value. Its fair value is determined based on projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. The estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the audited consolidated financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of changes. We evaluate the realizability of deferred tax assets and recognize a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The realization of deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results may require that we record valuation allowances against deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. A pattern of sustained profitability will generally be considered as sufficient positive evidence to reverse a valuation allowance. If the allowance is reversed in a future period, the income tax provision will be correspondingly reduced. Accordingly, the increase and decrease of valuation allowances could have a significant negative or positive impact on future earnings.

Accounting for Stock-Based Employee Compensation Plans

Stock-based compensation expense for awards of equity instruments to employees and non-employee directors is determined based on the grant-date fair value of the awards ultimately expected to vest. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

We estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on our operating results. The assumptions used in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the valuation model change significantly, stock-based compensation for future awards may differ materially compared to the awards previously granted.

Recent Accounting Pronouncements

See Note 1 to the audited consolidated financial statements included in Part IV, “Item 15. Exhibits, Financial Statement Schedules — Audited Consolidated Financial Statements,” regarding the impact of certain recent accounting pronouncements on our audited consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Concentration of Credit and Other Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and unbilled revenues. These financial instruments approximate fair value due to short-term maturities. We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral.

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to the revenues. For the years ended December 31, 2011 and 2010, our top five clients accounted for 32.0% and 29.7% revenues, respectively. One client, Thomson Reuters, accounted for over 10% of revenues in 2011 and 2010. Accounts receivable for this client were 15.9% and 16.9% of total accounts receivable as of December 31, 2011, and 2010, respectively. Unbilled revenues for this client were 15.0% and 23.9% of total unbilled revenues as of December 31, 2011 and 2010, respectively.

Credit losses and write-offs of trade accounts receivable balances have historically not been material to our audited consolidated financial statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and our revolving line of credit bearing interest at LIBOR plus 1.25% rate. We do not use derivative financial instruments to hedge our risk of interest rate volatility.

We have not been exposed to material risks due to changes in market interest rates. However, our future interest expense may increase and interest income may fall due to changes in market interest rates.

Foreign Exchange Risk

Our audited consolidated financial statements are reported in U.S. dollars. However, we generate a significant portion of our revenues in certain non-U.S. dollar currencies, principally, euros, British pounds and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro and/or the British pound appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the year ended December 31, 2011, a 1.0% appreciation / (depreciation) of the euro against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.3 million in net income, and 1.0% appreciation / (depreciation) of the British pound against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.2 million in net income.

To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible over the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices.

Item 8.  Financial Statements and Supplementary Data

The information required is included in this annual report as set forth in Part IV, “Item 15. Exhibits, Financial Statement Schedules — Audited Consolidated Financial Statements.”

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information concerning our directors:

Name	Age	Position
Arkadiy Dobkin	51	Chief Executive Officer, President and Chairman of the Board of Directors
Karl Robb	49	President of EU Operations, Executive Vice President and Director
Andrew J. Guff	51	Director
Donald P. Spencer	56	Director
Ross Goodhart	32	Director
Robert Segert	43	Director
Ronald Vargo	57	Director

Arkadiy Dobkin. Please see Part I, “Item 1. Business — Executive Officers of the Registrant.”

Karl Robb. Please see Part I, “Item 1. Business — Executive Officers of the Registrant.”

Andrew J. Guff has served as a non-executive director of our board since 2006. Mr. Guff is a Managing Director and founding partner of Siguler Guff & Company (“Siguler Guff”). Prior to founding Siguler Guff, a multi-strategy private equity firm with over $9 billion of assets under management, Mr. Guff was with PaineWebber for ten years in a range of both principal and advisory capacities within PaineWebber’s Merchant Banking and Mergers and Acquisitions groups. In 1994, Mr. Guff founded Russia Partners Company, LP, one of the first private equity funds to operate in Russia and the CIS region. Today, Russia Partners manages approximately $1 billion of investments and commitments to private deals in the region. Mr. Guff sits on the board of directors of a number of portfolio companies owned by Russia Partners. He is a member of the Executive Board of the U.S. — Russia Business Council and is a member of the Council on Foreign Relations. He is also a trustee of the Phillips Academy Institute for the Recruitment of Teachers. Mr. Guff holds a Bachelor of Arts in Economics from Harvard College. We believe Mr. Guff’s experience as an investment banker, as a senior officer of an investment firm with activities in the IT sector and in CEE and the CIS and in evaluating the financial prospects of companies provides him with the necessary skills to serve as a member of our board of directors and enable him to provide valuable insight to the board regarding financial and investor relations issues.

Donald P. Spencer has served as a non-executive director of our board since 2006 and as secretary of our board from 2006 until January 2012. Mr. Spencer is a managing director and founding partner of Siguler Guff and is responsible for Siguler Guff’s legal and compliance matters. Prior to joining Siguler Guff in 1995, Mr. Spencer served as senior vice president of Mitchell Hutchins Institutional Investors Inc. and senior vice president of Atlanta/Sosnoff Capital Corp. Mr. Spencer was an associate at Shereff, Friedman, Hoffman & Goodman, LLP, where he specialized in representing financial services companies, and an associate at Sullivan & Cromwell LLP. Mr. Spencer received a Juris Doctor in 1980 from New York University School of Law and holds a Bachelor of Arts from Wesleyan University. We believe Mr. Spencer’s experience as a lawyer and as a senior officer of an investment firm with activities in the IT sector and in CEE and the CIS provides him with the necessary skills to serve as a member of our board of directors and enables him to provide valuable insight to the board regarding legal, financial and investor relations issues.

Ross Goodhart has served as a non-executive director of our board since 2009. Mr. Goodhart is a Principal at Siguler Guff and has responsibility for the portfolio management, investment evaluation, due diligence, structuring and coordination of all aspects of Siguler Guff’s Russian and CIS investment operations. Prior to joining Siguler Guff in 2003, Mr. Goodhart was an Investment Banking Financial Analyst at Peter J. Solomon Company, L.P., where he specialized in mergers and acquisitions and restructuring advisory services within a broad array of industry sectors. He is a member of the board of directors of the U.S. — Ukraine Business Council. Mr. Goodhart holds a Bachelor of Business Administration with high distinction from the Stephen M. Ross School of Business at the University of Michigan with emphases in Finance and Accounting. We believe Mr. Goodhart’s experience as an investment banker, as an officer of an investment firm with activities in the IT sector and in CEE and the CIS and in evaluating the financial prospects of companies provides him with the necessary skills to serve as a member of our board of directors and enables him to provide valuable insight to the board regarding financial and investor relations issues.

Robert Segert has served as a non-executive director of our board since January 2012. Since 2008, Mr. Segert has been President and Chief Executive Officer and a director of GXS Worldwide, Inc., or GXS, a leading global provider of business-to-business e-commerce and data integration services that simplify and enhance business process integration, data quality and compliance, and collaboration among businesses. Prior to joining GXS in 2008, Mr. Segert spent ten years at Electronic Data Systems Corporation, or EDS, a former $22 billion global technology services company, until EDS was acquired by Hewlett-Packard Company, in various capacities, including leader of the Global Financial Products Industry, Chief Marketing Officer, General Manager of U.S. Financial Services and Managing Director of Corporate Strategy and Planning. He has also held roles at A.T. Kearney and Frito-Lay, Inc. Mr. Segert received a Bachelor of Science degree in Mechanical Engineering from Purdue University and a Masters in Business Administration from Harvard Business School. We believe Mr. Segert’s 15 years of experience as an executive in the business services and consulting industry provide him with the necessary skills to serve as a member of our board of directors and enable him to provide valuable insight to the board regarding financial and investor relations issues.

Ronald P. Vargo has served as a non-executive director of our board since January 2012. Mr. Vargo served as Executive Vice President and Chief Financial Officer of ICF International, Inc., or ICF, from April 2010 to May 2011. Prior to joining ICF, Mr. Vargo served as the Executive Vice President, Chief Financial Officer and as a member of the Executive Committee of EDS from 2006 to 2008. Prior to his role as Executive Vice President and Chief Financial Officer, Mr. Vargo served in the positions of Vice President and Treasurer of EDS from 2004 to 2006 and was promoted to Co-Chief Financial Officer in March 2006. Prior to joining EDS, Mr. Vargo was employed from 1991 to 2003 by TRW, Inc., or TRW, a former $17 billion global manufacturing and service company strategically focused on providing products and services with a high technology or engineering content to the automotive, space and defense markets. TRW was acquired by Northrop Grumman Corporation in 2002. Mr. Vargo served TRW in the positions of Vice President of Investor Relations and Treasurer from 1991 to 1994, then Vice President of Strategic Planning and Business Development from 1994 to 1999, and then Vice President of Investor Relations and Treasurer again from 1999 to 2002. Mr. Vargo serves as a director of Ferro Corporation and as chair of its audit committee. Mr. Vargo holds an MBA in Finance and General Management from Stanford University and a Bachelor of Arts degree in Economics from Dartmouth College. We believe Mr. Vargo’s 30 years of experience as a financial and business executive, and his experience as a member of the board of directors of a public company, provide him with the necessary skills to serve as a member of our board of directors and enable him to provide valuable insight to the board regarding financial and investor relations issues.

Executive Officers

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the information regarding our executive officers is set forth in Part I, “Item 1. Executive Officers of the Registrant.”

Corporate Governance

Board Structure and Compensation of Directors

Our bylaws provide that our board of directors will consist of no fewer than three and no more than nine persons, and that the exact number of members of our board of directors will be determined from time to time by resolution of a majority of our entire board of directors. Our board of directors currently consists of seven members. Our board is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. Karl Robb and Ross Goodhart will serve initially as Class I directors (with a term expiring in 2013). Andrew J. Guff, Donald P. Spencer and Ronald Vargo will serve initially as Class II directors (with a term expiring in 2014). Arkadiy Dobkin and Robert Segert will serve initially as Class III directors (with a term expiring in 2015).

Our board has determined that each of Andrew J. Guff, Donald P. Spencer, Ross Goodhart, Robert Segert and Ronald Vargo is an independent director within the meaning of the applicable rules of the NYSE and that each of Robert Segert and Ronald Vargo is also an independent director under Rule 10A-3 under the Exchange Act for the purpose of audit committee membership. In addition, our board has determined that Ronald Vargo is a financial expert within the meaning of the applicable rules of the SEC and NYSE.

We have adopted the EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan. Each of our non-employee directors is eligible to receive an annual cash retainer (which the director may elect to receive in shares) and equity awards under the 2012 Non-Employee Directors Compensation Plan. The plan defines a “non-employee director” as a member of our board of directors that the board in its sole discretion determines (i) is (or would be, if our common stock was then listed on the NYSE) “independent” of the Company within the meaning of Section 303A of the NYSE Listed Company Manual and (ii) is not affiliated with any stockholder or group of stockholders who beneficially own 10% or more of our common stock (calculated on a fully diluted basis and assuming the conversion of all of our preferred stock). Our other directors will receive no compensation for serving as directors. Unless the board of directors resolves otherwise or unless otherwise agreed between the Company and the board of directors, all non-employee directors will receive an annual retainer of $40,000. Each non-employee director who attends more than six meetings of the board in any calendar year will also receive an additional fee of $2,000 for each additional meeting attended in person and $1,000 for each additional meeting attended telephonically. In addition, the chairman of the audit committee will receive an annual fee of $20,000, the chairman of the compensation committee will receive an annual fee of $10,000 and the chairman of the nominating and corporate governance committee will receive an annual fee of $7,500. Each committee member (other than the chairman) will receive an additional cash retainer in the amount of $8,000, $5,000 and/or $3,000 for his or her service on one or more of the audit, compensation or nominating and corporate governance committees, respectively. Beginning at our first annual public meeting of shareholders, each non-employee director will also receive an annual grant of restricted stock under our 2012 Non-Employee Directors Compensation Plan having a fair market value (as defined in the plan) of $75,000 in addition to an initial grant of restricted stock having a fair market value of $100,000 at the time that the director joins our board.

Board Committees

Audit Committee

The audit committee consists of Donald P. Spencer, Robert Segert and Ronald Vargo. Ronald Vargo serves as the chair of the audit committee. We are relying on the phase-in rules of the SEC and NYSE with respect to the independence of our audit committee. These rules permit us to have an audit committee that has one member that is independent upon the effectiveness of the registration statement relating to our initial public offering, a majority of members that are independent within 90 days thereafter and all members that are independent within one year thereafter. Our board of directors has determined that Donald P. Spencer is not an independent director under Rule 10A-3 under the Exchange Act for the purpose of audit committee membership, which could materially adversely affect the ability of the audit committee to act independently. Mr. Spencer may continue to serve on our audit committee until the one year anniversary of the effective date of our registration statement with respect to the initial public offering of our common stock. Since Mr. Spencer currently sits on our audit committee but does not satisfy the independence standards, in conjunction with our plans to conduct a search for additional qualified persons to be added to, or replace current members of, our board, we plan to add additional independent directors to our board who could become members of our audit committee and remove Mr. Spencer from this committee, such that this committee is fully independent by February 7, 2013, in accordance with Rule 10A-3 under the Exchange Act.

The audit committee consists exclusively of directors who are financially literate, and Ronald Vargo is considered an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The audit committee is governed by a charter that complies with the rules of the NYSE. The audit committee is authorized to:

•	appoint, compensate, retain and oversee our independent auditor;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditors’ audit and non-audit services rendered;

•	approve the audit fees to be paid (subject to authorization by our shareholders to do so);

•

review, in conjunction with the Chief Executive Officer and Chief Financial Officer of our company, accounting and financial controls with the independent auditors and our financial and accounting staff;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters;

•	oversee internal audit functions; and

•	prepare the report of the audit committee that SEC rules require to be included in our annual meeting proxy statement.

Compensation Committee

The compensation committee consists of Andrew J. Guff, Robert Segert and Donald P. Spencer. Andrew J. Guff serves as the chair of the compensation committee. The compensation committee is governed by a charter that complies with the rules of the NYSE. The compensation committee is authorized to:

•	review and recommend the compensation arrangements for executive officers, including the compensation for our Chief Executive Officer;

•	identify corporate goals and objectives relevant to executive and director compensation;

•	review, evaluate and approve our equity-based incentive plan (subject, if applicable, to shareholder approval); and

•	prepare the report of the compensation committee that SEC rules require to be included in our annual meeting proxy statement.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Andrew J. Guff, Robert Segert, Donald P. Spencer and Ronald Vargo. Robert Segert serves as the chair of the nominating and corporate governance committee. The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE. The nominating and corporate governance committee is authorized to:

•	identify and nominate members for election to the board of directors;

•	develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and

•	oversee the evaluation of the board of directors and management.

The responsibilities of the audit committee, the compensation committee and the nominating and corporate governance Committees are set forth in each of their respective charters, which were approved by our board of directors on January 11, 2012 and are reviewed annually. The charters are available on the Investor Relations section of our website at http://investors.epam.com, and will be provided in print without charge upon written request to our General Counsel and Corporate Secretary at 41 University Drive, Suite 202, Newtown, Pennsylvania 18940. The information on our website is not incorporated by reference into this annual report.

Code of Conduct and Corporate Governance Guidelines

Our board of directors has adopted a code of conduct in accordance with applicable U.S. federal securities laws and the corporate governance rules of the NYSE that applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. Any waiver of the code for directors or executive officers may be made only by our board of directors and will be promptly disclosed to our stockholders as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE. Amendments to the code must be approved by our board of directors and will be promptly disclosed (other than technical, administrative or non-substantive changes).

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the Board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.

Copies of our code of conduct and corporate governance guidelines are publicly available through the Investor Relations section of our website at http://investors.epam.com, and will be provided in print without charge upon written request to our General Counsel and Corporate Secretary at 41 University Drive, Suite 202, Newtown, Pennsylvania 18940. The information on our website is not incorporated by reference into this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of EPAM. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

EPAM was not subject to Section 16(a) of the Exchange Act during 2011 and, consequently, no Section  16(a) filings were required by its officers, directors and greater than ten percent beneficial owners.

Item  11.  Executive Compensation

Compensation Discussion and Analysis

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that are paid or awarded to, or earned by, our named executive officers, or NEOs, whose compensation is set forth in the “— 2011 Summary Compensation Table” below. Our named executive officers for 2011 were:

•	Arkadiy Dobkin, Chief Executive Officer and President;

•	Ilya Cantor, Senior Vice President, Chief Financial Officer and Treasurer;

•	Karl Robb, President of EU Operations and Executive Vice President;

•	Balazs Fejes, Chief Technology Officer; and

•	Ginger Mosier, Vice President, General Counsel and Corporate Secretary.

Compensation Philosophy and Objectives

Our philosophy is to provide compensation to each of our NEOs that is commensurate with his or her position and experience, furnish incentives sufficient for the NEO to meet and exceed short-term and long-term corporate objectives and align these officers’ incentives with the long-term interests of our stockholders. Additionally, our executive compensation program is intended to provide significant motivation for each of our NEOs to remain employed by us unless and until our board of directors and/or, other than for Mr. Dobkin, our CEO, finds that retention of the NEO is no longer in accord with our corporate objectives.

Based on this philosophy, the primary objectives of our board of directors and compensation committee with respect to executive compensation are to:

•	attract and retain a highly-skilled management team with industry knowledge;

•	support our culture of innovation and performance; and

•	align the incentives of our NEOs with the creation of value for stockholders.

To achieve these objectives, our compensation committee periodically evaluates our executive compensation program with the goal of establishing compensation at levels it believes to be generally competitive with other companies in our geographical regions that compete with us for executive talent. We believe that our program is competitive based on our ability to attract talented employees and our general sense of the compensation market. As discussed in greater detail below, the compensation committee does not engage in benchmarking or a formal peer group analysis, but does review publicly available compensation information from time to time. Additionally, we design our executive compensation program to tie a portion of each NEO’s overall cash compensation to key strategic, financial and operational performance considered by our board of directors.

We use a mix of short-term compensation in the form of base salaries and cash bonuses and long-term compensation in the form of equity awards as the total compensation structure to meet these objectives. This compensation program serves to complement the strong stockholder incentives that exist as a result of the significant equity interests several of our NEOs have in the company. As we were a non-public company in 2011, we were not required to hold a shareholder advisory “Say-on-Pay” vote.

Historical Compensation Decisions

Historically, our compensation programs have aimed to conserve cash while attracting and retaining executive officers who are highly motivated to grow our business in the long term. As with other companies in the information technology services sector generally, we have emphasized equity compensation, primarily in the form of stock options, to supplement cash compensation in the form of base salaries and bonuses. Mr. Dobkin has not been awarded stock options due to his direct equity holdings. Our board of directors and compensation committee sought to align the interests of management and stockholders by motivating the management team, through the granting of equity compensation, to grow our business in the long term. We expect to continue to emphasize this approach in the future.

Our compensation committee is responsible for establishing and administering executive officer compensation, including salaries, bonuses and equity incentive compensation. Our CEO served on our compensation committee prior to our initial public offering, which closed in February 2012 and in connection with which he stepped down from the compensation committee. Mr. Dobkin provided substantial input in determining compensation paid to our NEOs (other than for himself). For our CEO, the compensation committee evaluates his performance to determine his compensation. Mr. Dobkin is not present at the meetings where his compensation is determined. The compensation committee uses its judgment and experience as well as the recommendations of the CEO to determine the appropriate amount and mix of compensation for each other NEO. The company does not engage in benchmarking or a formal peer group analysis in determining the amount or components of executive compensation awarded to our NEOs. In considering compensation, we engage in an informal process of looking at the compensation practices of other companies in our industry for perspective. However, we do not target our compensation to fit within ranges relative to such companies.

To comply with Rule 16b-3 under the Exchange Act, we expect equity incentive compensation for executive officers to be approved, on the recommendation of the compensation committee, by a committee of our directors who qualify as “non-employee directors” or the full board of directors pursuant to the rule.

Except as described below, neither the board of directors nor the compensation committee has adopted any formal or informal policies or guidelines for allocating compensation between cash and non-cash compensation, among different forms of non-cash compensation or with respect to long- and short-term performance. The determination of our board of directors or compensation committee as to the appropriate use and weight of each component of executive compensation is subjective, based on their view of the relative importance of each component in meeting our overall objectives and factors relevant to the individual executive.

As a publicly held company, we may periodically engage the services of a compensation consultant to assist us in further aligning our compensation philosophy with our corporate objectives. In addition, in order to attract and retain key executives, we may be required to modify individual executive compensation levels to remain competitive in the market for such positions.

Elements of Compensation

Each NEO’s compensation package is tailored to each individual and is intended to encourage executive performance that supports our organizational strategy. When setting the amount of compensation to be awarded to our NEOs, other than our CEO, in a given year, the compensation committee considers the recommendations of our CEO as well as the relative proportion of total compensation delivered on a current and long-term basis and in the form of cash and equity prior to making changes to compensation levels. The compensation of our CEO is determined by the compensation committee following a review of company and individual performance, rather than through the use of predetermined performance metrics.

The fundamental elements of our compensation program are:

•	base salary;

•	discretionary performance-based bonuses;

•	long-term equity incentives; and

•	other broad-based benefits.

Although we expect these to remain the elements of our compensation program going forward, the relative weighting of each element and specific plan and award designs may evolve as we grow as a public company. Mr. Robb is retained as a consultant to the company and his consulting fees (which include both a fixed payment and a variable payment) are paid directly to his direct employer, Landmark Business Development Limited. Mr. Fejes is employed in part by a subsidiary of the company for which service he receives a base salary and in part as a consultant to the company. Mr. Fejes’ consulting fees (which include both a fixed payment and a variable payment) are paid directly to his direct employer, Redlodge Holdings Limited. However, stock option awards are granted directly to Mr. Robb and Mr. Fejes.

Base Salary

Base salary is the main “fixed” component of our executive compensation program for our U.S.-based NEOs. In 2011, Messrs. Robb and Fejes each received a fixed consulting fee for their services to the company as consultants, and Mr. Fejes also received a base salary. The base salaries of our NEOs, and/or fixed consulting fees in the case of Messrs. Robb and Fejes, for 2011 were determined by the compensation committee, in consultation with our CEO, taking into consideration the qualifications, experience, and 2010 compensation level of each NEO and the particular responsibilities and expectations associated with each NEO’s position.

The base salaries and/or fixed consulting fees, expressed in U.S. Dollars, for the named executive officers in 2011 are set forth in the table below. In addition, for 2012, the Compensation Committee has approved base salaries and/or fixed consulting fees in the amounts set forth in the table below.

Name	2011 Base Salary and/or Fixed Consulting Fees		2012 Base Salary and/or Fixed Consulting Fees
Arkadiy Dobkin, Chief Executive Officer and President	$260,000		$300,000
Ilya Cantor, Senior Vice President, Chief Financial Officer and Treasurer	$240,000		$240,000
Karl Robb, President of EU Operations and Executive Vice President	$273,969	(1)	$268,866	(4)
Balazs Fejes, Chief Technology Office	$314,582	(2)	$298,096	(5)
Ginger Mosier, Vice President, General Counsel and Corporate Secretary	$180,000	(3)	$198,000

(1)	This amount reflects the fixed consulting fee that was paid directly to Landmark Business Development Limited, Mr. Robb’s direct employer, for his service to the company as a consultant in 2011. As such, this amount is reported in the “All Other Compensation” column and not the “Salary” column of the 2011 Summary Compensation Table. Expressed in local currency, Mr. Robb’s fixed consulting fee was comprised of 195,163 euros and 11,187,225 Belarusian rubles. For 2011, the applicable exchange rates were $1.40 per euro and $0.00021 per Belarusian ruble.
(2)	This amount includes both the base salary Mr. Fejes received directly from the company in his role as an employee and the fixed consulting fee that was paid directly to Redlodge Holdings Limited, Mr. Fejes’ direct employer, for his service to the company as a consultant in 2011. The amount of Mr. Fejes’ fixed consulting fee is reported in the “All Other Compensation” column of the 2011 Summary Compensation Table. As such, this amount differs from the amount reported in the “Salary” Column of the 2011 Summary Compensation Table, which reflects only the base salary that was paid directly to Mr. Fejes. Expressed in local currency, the amount of Mr. Fejes’ base salary and fixed consulting fee was comprised of 82,104 euros, 176,400 Swiss Francs and 120,000 Hungarian forints. For 2011, the applicable exchange rates were $1.40 per euro, $1.13 per Swiss franc, and $0.0050 per Hungarian forint.
(3)	This amount represents Ms. Mosier’s current annual base salary rate and differs from the amount in the 2011 Summary Compensation Table, which reflects the fact that her annual base salary rate was $170,000 through March 1, 2011.
(4)	This amount reflects the fixed consulting fee expected to be paid directly to Landmark Business Development Limited, Mr. Robb’s direct employer, for his service to EPAM as a consultant in 2012. Expressed in local currency, Mr. Robb’s fixed consulting fee is comprised of 204,921 euros and 11,746,586 Belarusian rubles.
(5)	This amount includes both the base salary Mr. Fejes is expected to receive directly from the company in his role as an employee and the fixed consulting fee expected to be paid directly to Redlodge Holdings Limited, Mr. Fejes’ direct employer, for his service to EPAM as a consultant in 2012. Expressed in local currency, the amount of Mr. Fejes’ base salary and fixed consulting fee is comprised of 82,104 euros, 176,400 Swiss Francs and 120,000 Hungarian forints.

Annual Cash Bonus

In addition to the base salary, we believe that it is important to incentivize short-term performance by compensating our named executive officers based upon their individual accomplishments and the general performance of the company under their leadership.

For 2011, the overall bonus pool and the individual bonus payments and variable consulting fees were not based on formulaic performance metrics. Instead, bonuses or variable consulting fees were awarded on a discretionary basis by our CEO (other than for himself) in consultation with the compensation committee, generally based on the company’s performance, combined with an objective and subjective evaluation of individual performance. The amount of our CEO’s 2011 bonus was determined by the compensation committee, based on company and individual performance. The aggregate amount of the bonus payments and variable consulting fees paid to our NEOs in 2011 represented 0.4% of revenues. We believe the responsible exercise of discretion and consideration of a broad range of factors enables us to retain the flexibility to appropriately reward individual performance while conserving the cash we need as a public company for operational purposes.

The following table sets forth the amounts of the annual bonuses or variable consulting fees earned by our NEOs in 2011.

Name	2011 Bonus or Variable Consulting Fee
Arkadiy Dobkin, Chief Executive Officer and President	$490,000
Ilya Cantor, Senior Vice President, Chief Financial Officer and Treasurer	$220,000
Karl Robb, President of EU Operations and Executive Vice President	$350,000	(1)
Balazs Fejes, Chief Technology Officer	$250,000	(1)
Ginger Mosier, Vice President, General Counsel and Corporate Secretary	$75,000

(1)	These amounts reflect the variable consulting fees that were paid directly to Landmark Business Development Limited, Mr. Robb’s direct employer, and Redlodge Holdings Limited, Mr. Fejes’ direct employer, and as such are reported in the “All Other Compensation” column of the Summary Compensation Table.

The amount of each of the bonuses or variable consulting fees was determined based on the following company-wide performance:

•	2011 revenue growth of 50.8% over 2010; and

•	2011 income from operations growth of 67.8%; and

•	2011 net income growth of 56.7% over 2010.

In addition, the bonus or variable consulting fee for each of our NEOs was based on the following considerations of individual performance:

•	Mr. Dobkin’s exemplary leadership of the business culminating in a successful initial public offering, as well as the continuing rapid expansion of the business and customer base during 2011;

•	Mr. Robb’s overall leadership and contribution to the European segment’s 80.5% growth in revenue and 66.7% growth in operating profit over 2010;

•	Mr. Fejes’ contributions to the 62% growth in one of our largest accounts and for his role in overseeing the excellent technology infrastructure which supports our delivery efforts;

•	Mr. Cantor’s continuous efforts to improve the company’s internal systems and controls and his exemplary work in organizing and implementing our initial public offering;

•

Ms. Mosier’s continued efforts to improve the company’s internal legal systems, outstanding support for executing commercial contracts and the significant contribution to the company’s initial public offering process.

In addition, in June 2011, Ms. Mosier received a special bonus in the amount of $10,000 for her work related to the preparation of our registration statement on Form S-1 related to our initial public offering.

Equity Awards

Historical Equity Awards

To reward and retain our NEOs in a manner that best aligns their interests with stockholders’ interests, we use stock options as the primary incentive vehicles for long-term compensation. We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value because the value of the stock options is tied to our future performance. Because employees are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives to employees to achieve increases in the value of our stock over time. In addition, stock option awards generally vest ratably over four years, which enhances their retentive value.

We generally use stock options to compensate our NEOs, both in the form of initial grants in connection with the commencement of employment and additional or “refresher” grants. In 2011, however, our NEOs did not receive any equity grants.

In 2010, Ms. Mosier received an option award in connection with the commencement of her employment, Mr. Cantor received a refresher grant, and Messrs. Fejes and Robb each received an option grant for the first time as part of their total compensation. To date, there has been no set program for the award of refresher grants, and our compensation committee retains discretion to make stock option awards to employees at any time, on the recommendation of our CEO, including in connection with the promotion of an employee, to reward an employee’s performance, for retention purposes or for other circumstances recommended by management.

In 2010, stock option grants were made under the 2006 Stock Option Plan, or the 2006 Plan, to our NEOs in the amounts set forth in the table below.

Name	Number of Options Granted
Arkadiy Dobkin, Chief Executive Officer and President	0
Ilya Cantor, Senior Vice President, Chief Financial Officer and Treasurer	107,152
Karl Robb, President of EU Operations and Executive Vice President	160,000
Balazs Fejes, Chief Technology Officer	160,000
Ginger Mosier, Vice President, General Counsel and Corporate Secretary	35,720

The stock options granted to our NEOs in 2010 vest in equal installments of 25% on each of January 1, 2011, 2012, 2013 and 2014. Under the terms of the 2006 Plan, the compensation committee has the discretion to accelerate the vesting of these stock options in the event of a change in control of the company. Although Mr. Dobkin was not granted any stock options in 2010, he has a sizable direct stock ownership in the company.

2012 Awards and 2012 Long Term Incentive Plan

On January 16, 2012, we granted 194,800 shares of restricted stock to Mr. Robb. These restricted shares vested 25% on January 16, 2012 and are scheduled to vest 25% on each of January 1, 2013, 2014 and 2015. On termination of Mr. Robb’s service to the company with Cause or without Good Reason (in each case, as defined in the award agreement), any unvested restricted shares will be forfeited. In addition, under the restricted stock award agreement, Mr. Robb is subject to perpetual confidentiality and non-disclosure obligations as well as non-competition and employee and customer non-solicitation obligations that survive for a period of 12 months after the termination of service to the company.

On January 11, 2012, we adopted our 2012 Long Term Incentive Plan, or the 2012 Plan, which permits us to grant stock options, restricted stock, restricted stock units or other types of equity awards to employees of the company, including our NEOs, as the compensation committee deems appropriate.

On March 19, 2012 we made equity grants of service-vesting non-qualified stock options to Messrs. Fejes and Cantor and Ms. Mosier (“2012 Grants”) pursuant to awards issued under the 2012 Plan as part or our annual compensation process. The stock options have an exercise price of $16.80, which is the closing price of a share of our common stock on the trading day prior to the grant date.

The following table sets forth the amounts of stock option grants made to our NEOs on March 19, 2012.

Name	Number of Options Granted
Arkadiy Dobkin, Chief Executive Officer and President	—
Ilya Cantor, Senior Vice President, Chief Financial Officer and Treasurer	11,200
Karl Robb, President of EU Operations and Executive Vice President	—
Balazs Fejes, Chief Technology Officer	11,200
Ginger Mosier, Vice President, General Counsel and Corporate Secretary	9,100

The following terms apply to the 2012 Grants. These stock options will vest 25% on each of March 19, 2013, 2014, 2015 and 2016 and will expire on March 19, 2022, the tenth anniversary of the grant date. The options are not transferable prior to exercise, other than by laws of descent or distribution or in connection with any award transfer program adopted by us. After exercise, the shares are transferable subject to any applicable lock up agreement and securities laws.

If an NEO’s employment or service terminates due to death or Disability (see definition below), unless otherwise determined by our compensation committee or our board of directors in its sole discretion, unvested stock options covered by the 2012 Grant will be forfeited, and vested options will remain exercisable for one year following such termination. If an NEO’s employment or service is terminated by us for Cause (see definition below), unexercised options covered by the 2012 Grant, whether vested or unvested, will be forfeited. If an NEO’s employment or service is terminated by us without Cause or by the NEO for Good Reason (see definition below) on or within two years after a Change in Control (see definition below), any unvested options will vest, and the options will remain exercisable for 90 days. If an NEO’s employment or service is terminated for any other reason, unless otherwise determined by our compensation committee or our board of directors in its sole discretion, unvested options will be forfeited, and vested options will remain exercisable for 90 days.

“Disability” generally means “Disability” as defined in the executive’s employment or consulting agreement or, if not so defined, except as otherwise provided in the applicable award agreement:

•

a permanent and total disability that entitles the executive to disability income payments under any long-term disability plan or policy provided by us under which the executive is covered, as such plan or policy is then in effect; or

•

if the executive is not covered under a long-term disability plan or policy provided by us at such time for whatever reason, then “Disability” means a “permanent and total disability” as defined in Section 22(e)(3) of the Internal Revenue Code and, in this case, the existence of any such Disability will be certified by a physician acceptable to us.

“Cause” generally means our good faith determination of the executive’s:

•	willful material breach or habitual neglect of the executive’s duties or obligations in connection with the executive’s employment or service;

•

having engaged in willful misconduct, gross negligence or a breach of fiduciary duty, or the executive’s willful material breach of his or her duties to the company or under his or her employment or consulting agreement, if applicable, or of any of our policies;

•

having been convicted of, or having entered a plea bargain or settlement admitting guilt for, a felony or any other criminal offense involving moral turpitude, fraud or, in the course of the performance of the executive’s service to the company, material dishonesty;

•	unlawful use or possession of illegal drugs on our premises or while performing his or her duties and responsibilities; or

•	commission of an act of fraud, embezzlement or material misappropriation, in each case, against us or any of our affiliates.

In the case of the executive’s willful breach or habitual neglect of his or her duties or obligations, willful misconduct, gross negligence or a breach of fiduciary duty, or the executive’s willful breach of his or her employment or consulting agreement or any of our policies, we will provide the executive with written notice specifying the circumstances alleged to constitute Cause, and, if possible, the executive will have 30 days following receipt of such notice to cure such circumstances.

“Good Reason” generally means “Good Reason” as defined in the executive’s employment or consulting agreement, if any, or if not so defined, the occurrence of any of the following events, in each case without the executive’s consent:

•	a reduction in the executive’s base compensation and cash incentive opportunity, other than any such reduction that applies generally to similarly situated employees or executives;

•	relocation of the geographic location of the executive’s principal place of employment or service by more than 50 miles from his or her principal place of employment or service; or

•	a material reduction in the executive’s title, duties, responsibilities or authority.

In each case, the executive must provide us with written notice specifying the circumstances alleged to constitute Good Reason within 90 days following the first occurrence of such circumstances, and if possible, we will have 30 days following receipt of such notice to cure such circumstances. If we have not cured such circumstances within such 30-day period, the executive must terminate his or her employment or service not later than 60 days after the end of such 30-day period.

“Change in Control” generally means the occurrence any one or more of the following events:

•	the acquisition of 50% or more of the combined voting power of our outstanding securities entitled to vote generally in the election of directors;

•	the replacement of the majority of our directors during any 24-month period (other than by directors approved by at least a majority of our remaining directors);

•

the consummation of our or any of our subsidiaries’ merger or consolidation with any other corporation or entity (unless our or our subsidiary’s voting securities outstanding immediately prior to such transaction continue to represent at least 50% of the combined voting power and total fair market value of the securities of our company or of the surviving entity or its ultimate parent outstanding immediately after such merger or consolidation); or

•

any sale, lease, exchange or other transfer to any person (other than our affiliate) of our assets and/or assets of any of our subsidiaries, in one transaction or a series of related transactions, having an aggregate fair market value of more than 50% of the fair market value of our company and our subsidiaries immediately prior to such transaction or transactions, but only to the extent that, in connection with such transaction or transactions or within a reasonable period thereafter, our stockholders receive distributions of cash and/or assets having a fair market value that is greater than 50% of the fair market value of our company immediately prior to such transaction or transactions.

Perquisites

We do not provide significant perquisites to our NEOs, because we believe that our compensation objectives are better achieved as a result of the compensation elements described above. However, there is no firm policy against the provision of such perquisites and our current stance on perquisites may be re-evaluated at a later date as necessary to ensure that we can attract, retain, and properly motivate our NEOs.

Retirement and Other Broad-based Employee Benefits

We have established a 401(k) retirement plan, which is a tax-qualified self funded retirement plan, in which our U.S. employees, including Messrs. Dobkin and Cantor and Ms. Mosier, may participate. We do not make any employer contributions to the 401(k) retirement plan. Other benefits in which our U.S. employees, including Messrs. Dobkin and Cantor and Ms. Mosier, may participate include group health insurance (including medical, dental and vision), long and short term disability, group life, AD&D and paid time off. Mr. Robb receives lump sum cash payments in amounts sufficient to cover the cost of obtaining health insurance. Mr. Fejes receives health insurance benefits and a pension contribution that is mandatory under Swiss law. We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans although, as noted above, we do make pension plan contributions for Mr. Fejes under Swiss law.

Compensation Risk Assessment

Our management team has reviewed our compensation policies and practices for all of our employees with our board of directors. The board of directors has determined, based on this review, that our compensation policies and practices are not reasonably likely to have a material adverse effect on our company.

Severance and Change in Control Arrangements

During 2011, none of our NEOs were entitled to protections on a termination of employment or service or a change in control. As a result, the termination of employment of a NEO and/or a change in control would not have entitled any NEO to the acceleration of any unvested equity interest or any other payments or benefits. However, as noted above, on a change in control, the compensation committee may in its discretion accelerate the vesting of any unvested stock options issued under the 2006 Plan.

Employment Agreements and Other Arrangements

Although they are not currently party to employment or consulting agreements with us (other than a standard employment agreement that Mr. Fejes has entered into with a Swiss sub-entity under Swiss law), pursuant to the terms of the consultancy agreements previously entered into, Messrs. Robb and Fejes are subject to certain confidentiality obligations that survived the expiration of those agreements. Under such obligations, Messrs. Robb and Fejes agree that they will not disclose any confidential information relating to us or our business and assign to us their rights to any intellectual property developed within the course of their service to us. Mr. Dobkin is subject to similar confidentiality obligations pursuant to an employment agreement he previously entered into and which has since expired and that is briefly described below under “— Potential Payments on Termination and Change in Control.”

In addition, Ms. Mosier and Mr. Cantor each entered into a non-disclosure and non-solicitation agreement in connection with the commencement of their respective employment. Pursuant to these agreements, Ms. Mosier and Mr. Cantor are subject to perpetual confidentiality obligations and employee and customer non-solicitation obligations that survive for a period of 12 months after the termination of employment. Mr. Fejes also entered into an agreement in connection with his option grant, under which he is subject to a perpetual non-disclosure obligation and non-solicitation and non-compete obligations, which survive for a period of 12 months after the termination of employment. Mr. Robb is subject to certain noncompetition, non-solicitation and non-disclosure obligations set forth in his restricted stock agreement. See “— Elements of Compensation — Equity Awards.”

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code, or the Code, limits to $1 million the federal income tax deduction for compensation paid to any named executive officer of a publicly held corporation, other than the chief financial officer. Compensation in excess of $1 million a year may nonetheless be deducted if such compensation is “performance based” within the meaning of the Code. As a newly public company, our compensation plans and arrangements are generally exempt from the application of Section 162(m) until our 2016 annual meeting of shareholders.

To the extent 162(m) does apply to any compensation paid by the company, we expect that although we will consider deductibility when structuring the compensation arrangements of our NEOs, we may in certain circumstances award compensation that is not deductible when such payments are appropriate to attract and retain executive talent.

Other provisions of the Code can also affect compensation decisions. Section 409A of the Code, which governs the form and timing of payment of deferred compensation, imposes sanctions, including a 20% penalty and an interest penalty, on the recipient of deferred compensation that does not comply with Section 409A. The compensation committee will take into account the implications of Section 409A in determining the form and timing of compensation awarded to our executives and will strive to structure any nonqualified deferred compensation plans or arrangements to be exempt from or to comply with the requirements of Section 409A.

Section 280G of the Code disallows a company’s tax deduction for payments received by certain individuals in connection with a change in control to the extent that the payments exceed an amount approximately three times their average annual compensation, and Section 4999 of the Code imposes a 20% excise tax on those payments. The compensation committee will take into account the implications of Section 280G in determining potential payments to be made to our executives in connection with a change in control. Nevertheless, to the extent that certain payments upon a change in control are classified as excess parachute payments, such payments may not be deductible pursuant to Section 280G.

Compensation Committee Interlocks and Insider Participation

The compensation committee’s members are Andrew J. Guff, Robert Segert and Donald P. Spencer. Mr. Dobkin served as a member of our compensation committee during 2011 but has stepped down from the compensation committee in connection with our initial public offering, which closed in February 2012. Other than Mr. Dobkin, who during 2011 served and currently continues to serve as our Chief Executive Officer, no member of the compensation committee is or was during 2011 an employee, or is or ever has been an officer, of our company. None of our executive officers has served during 2011 as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of our board or compensation committee.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis set forth above in this annual report. Based upon our review and discussion with management, we have recommended to the board of directors that the Compensation and Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Respectfully submitted,

Andrew J. Guff, Chair

Robert Segert

Donald P. Spencer

2011 Summary Compensation Table

The following table summarizes the compensation of our named executive officers, or NEOs, for 2011. Our NEOs are our Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers as determined by their total compensation set forth in the table below.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Arkadiy Dobkin
Chief Executive Officer and President	2011	260,000		490,000		—	—		750,000
	2010	260,000		200,000		—	—		460,000

Ilya Cantor(1)
Senior Vice President, Chief Financial Officer and Treasurer
	2011	240,000		220,000		—	—		460,000
	2010	240,000		100,000		270,083	—		610,083

Karl Robb
President of EU Operations and Executive Vice President
	2011	—		—		—	623,969	(4)(5)	623,969
	2010	—		—		441,993	562,688	(4)(5)	1,004,681

Balazs Fejes
Chief Technology Officer	2011	200,232	(6)	—		—	364,350	(6)(7)	564,582
	2010	170,055	(6)	—		441,993	319,035	(6)(7)	931,083

Ginger Mosier
Vice President, General Counsel and Corporate Secretary
	2011	178,333	(8)	85,000	(2)	—	—		263,333
	2010	141,667	(9)	40,000		90,028	—		271,695

(1)	On March 1, 2012, Mr. Cantor became our Senior Vice President, Chief Financial Officer and Treasurer. Prior to that, Mr. Cantor served as our Vice President, Chief Financial Officer and Treasurer.
(2)	For Ms. Mosier, the total bonus includes a special bonus of $10,000, which she received in June 2011 for the work related to the preparation of our registration statement on Form S-1 related to our initial public offering.
(3)	The amounts in this column represent the aggregate grant date fair value of the option awards granted to Messrs. Cantor, Robb and Fejes and Ms. Mosier in 2010, computed in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of these option awards in Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There can be no assurance that these awards will vest or will be exercised (in which case no value will be realized by the individual), or that the value upon exercise will approximate the aggregate grant date fair value.
(4)	For Mr. Robb, this table represents the U.S. dollar equivalent of amounts earned in euros and Belarusian rubles. For 2010, the applicable exchange rates were $1.33 per euro and $0.00033 per Belarusian ruble. For 2011, the applicable exchange rates were $1.40 per euro and $0.00021 per Belarusian ruble.
(5)	Mr. Robb provides services to the company in his capacity as a consultant. For 2010, this amount represented amounts of $262,688 and $300,000, which were a fixed consulting fee and a variable consulting fee, respectively, and were paid directly to his direct employer, Landmark Business Development Limited. For 2011, this amount represented the amounts of $273,969 and $350,000, which were a fixed consulting fee and a variable consulting fee, respectively, and were paid directly to his direct employer, Landmark Business Development Limited.
(6)	For Mr. Fejes, this table represents the U.S. dollar equivalent of amounts earned in euros, Swiss francs and Hungarian forints. For 2010, the applicable exchange rates were $1.33 per euro, $0.96 per Swiss franc, and $0.0048 per Hungarian forint. For 2011, the applicable exchange rates were $1.40 per euro, $1.13 per Swiss franc, and $0.0050 per Hungarian forint.

(7)	Mr. Fejes provides services to the company partially in his capacity as a consultant and partially in his capacity as an employee. For 2010, the amount included under “All Other Compensation” represented amounts of $109,035 and $210,000, which were a fixed consulting fee and a variable consulting fee, respectively, and were paid directly to his direct employer, Redlodge Holdings Limited. For 2011, the amount included under “All Other Compensation” represented amounts of $114,350 and $250,000, which were a fixed consulting fee and a variable consulting fee, respectively, and were paid directly to his direct employer, Redlodge Holdings Limited.
(8)	This amount represents the base salary that Ms. Mosier received in 2011. Her current annual base salary rate is $180,000, which reflects an increase from the $170,000 rate effective as of March 1, 2011.
(9)	This amount is pro-rated to reflect a partial year of service at the company, from March 1, 2010 to December 31, 2010. Ms. Mosier’s annualized salary for 2010 was $170,000.

2011 Grants of Plan-Based Awards

None of our NEOs received any equity grants in 2011.

Outstanding Equity Awards at December 31, 2011

The following table summarizes the number of shares of common stock underlying outstanding stock option awards for each NEO as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)		Option Exercise Price ($)	Option Expiration Date
Arkadiy Dobkin	—	—		—	—
Ilya Cantor	112,000	0		1.52	01/20/2016
	96,000	0		2.76	02/22/2017
	26,800	80,352	(1)	6.88	08/13/2020
Karl Robb	40,000	120,000	(1)	4.63	08/13/2020
Balazs Fejes	40,000	120,000	(1)	4.63	08/13/2020
Ginger Mosier	8,936	26,784	(1)	6.88	08/13/2020

(1)	The options vest in four equal installments, with 25% vesting on each of January 1, 2011, 2012, 2013 and 2014.

2011 Option Exercises and Stock Vested

None of our NEOs exercised stock options in 2011.

2011 Pension Benefits

We do not maintain any defined benefit pension plans, although, as discussed under “— Elements of Compensation — Retirement and Other Broad-based Employee Benefits,” we do make contributions to a pension plan for Mr. Fejes under Swiss law.

2011 Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Potential Payments on Termination and Change in Control

None of our NEOs would have been entitled to receive any payments or benefits had his or her employment or service terminated or had we undergone a change in control, in each case on December 31, 2011. Mr. Dobkin’s employment agreement, which entitled him to certain payments and benefits on specified terminations of employment, expired on January 20, 2011. As noted above, however, the compensation committee has the discretion to accelerate the vesting of outstanding stock options under the 2006 Stock Option Plan on a change in control.

2011 Director Compensation

The following table lists the individuals who served as our non-employee directors during 2011. None of our non-employee directors earned any cash or equity-based compensation for their services on our board during 2011. See “Management — Board Structure and Compensation of Directors” for a discussion of how we will compensate our non-employee directors now that we are a public company. We have not compensated and do not expect to compensate our employee directors for their service on our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Drew Guff	—	—	—	—	—	—	—
Donald Spencer	—	—	—	—	—	—	—
Ross Goodhart	—	—	—	—	—	—	—

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2012, by:

•	each person whom we know to own beneficially more than 5% of our common stock;

•	each of our directors and named executive officers individually; and

•	all directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares of common stock issuable pursuant to stock options that are exercisable within 60 days of March 15, 2012. Shares of common stock issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address for each listed stockholder is: c/o EPAM Systems, Inc., 41 University Drive, Suite 202, Newtown, Pennsylvania 18940. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. To our knowledge, except as indicated in the footnotes to this table, the shares of common stock owned by our directors and executive officers are not pledged to secure obligations owed to others.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
Arkadiy Dobkin	5,121,410	12.1
Karl Robb(5)	942,927	2.2
Ilya Cantor(1)	243,920	*
Balazs Fejes(6)	628,649	1.5
Ginger Mosier(2)	16,656	*
Andrew J. Guff(3)	17,939,673	42.3
Donald P. Spencer(3)	17,939,673	42.3
Ross Goodhart	—	—
Ronald Vargo	5,882	*
Robert Segert	5,882	*
All executive officers and directors as a group (10 people)	24,904,997	58.2
5% Stockholders
Affiliates of Siguler Guff & Company(3)	17,939,673	42.3
Rainmeadow Holdings Limited(4)	2,615,952	6.2
Leonid Lozner	2,535,758	6.0

*	Denotes less than 1% of the shares of common stock beneficially owned.
(1)	Represents shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2012.
(2)	Represents shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2012.
(3)	Includes (i) 10,656,979 shares of common stock owned by Russia Partners II, LP (“RP II”); (ii) 6,458,749 shares of common stock owned by Russia Partners II EPAM Fund, LP (“RP II EPAM”); (iii) 315,969 shares of common stock owned by Russia Partners II EPAM Fund B, LP (“RP II EPAM B”) and (iv) 507,976 shares of common stock owned by Russia Partners III, LP (“RP III” and collectively with RP II, RP II EPAM and RP II EPAM B, the “Siguler Guff Holders”). Russia Partners Capital II M, LLC is the general partner of RP II, Russia Partners Capital II E, LLC is the general partner of RP II EPAM and of RP II EPAM B, and Russia Partners Capital III, LLC is the general partner of RP III. Andrew J. Guff and Donald P. Spencer are the managing directors of each of Russia Partners Capital II M, LLC, Russia Partners Capital II E, LLC and Russia Partners Capital III, LLC and may be deemed to have voting and investment control over the shares of our common stock held by the Siguler Guff Holders. The Siguler Guff Holders are all managed by Russia Partners Management, LLC, whose investment committee of Andrew J. Guff, George W. Siguler and Vladimir Andrienko, may also be deemed to have voting and investment control over the shares of our common stock held by the Siguler Guff Holders. The Siguler Guff Holders, their general partners and their manager are all affiliates of Siguler Guff & Company. Each of Russia Partners Capital II M, LLC, Russia Partners Capital II E, LLC, Russia Partners Capital III, LLC, Russia Partners Management, LLC and Messrs. Guff, Spencer, Siguler and Andrienko disclaims beneficial ownership of any shares of our common stock owned of record by the Siguler Guff Holders, except to the extent of any pecuniary interest therein. Ross Goodhart, one of our directors, is an officer of affiliates of the Siguler Guff Holders. The address of each of the Siguler Guff Holders, Russia Partners Capital II M, LLC, Russia Partners Capital II E, LLC, Russia Partners Capital III, LLC, Russia Partners Management, LLC and Messrs. Guff, Spencer, Siguler and Andrienko is c/o Siguler Guff & Company, LP, 825 Third Avenue, 10th Floor, New York, NY 10022.

(4)	Rainmeadow Holdings Limited is a wholly-owned subsidiary of VTB Capital PE Investment Holding (Cyprus) Limited (“VTBC PE Investment”). VTBC PE Investment is a wholly-owned subsidiary of VTB Capital Private Equity Holding AG (“VTBC Private Equity”). VTBC Private Equity is a wholly-owned subsidiary of CJSC VTB Capital Holding and CJSC VTB Capital Holding is a wholly-owned subsidiary of JSC VTB Bank and is part of the VTB Capital group (“VTB Capital”), a group of affiliated entities all owned by JSC VTB Bank. Voting and investment decisions over our shares of common stock owned by Rainmeadow Holdings Limited is subject to approval by several investment and risk management committees of VTB Capital, and carried out by Yuri Soloviev and Svetlana Fedorenko, directors of VTBC Private Equity, making recommendations to the directors of Rainmeadow Holdings Limited, currently Harris Demetriadis and Demetrios Demetriades. Each of Yuri Soloviev, Svetlana Fedorenko, Harris Demetriadis and Demetrios Demetriades disclaims beneficial ownership of our shares of common stock owned by Rainmeadow Holdings Limited in their individual capacities. The address of VTBC Private Equity Holding, Mr. Soloviev and Mrs. Fedorenko is c/o VTB Capital Private Equity Holding AG, 4 Lindenstrasse, 6340 Baar, Switzerland and the address of Rainmeadow Holdings Limited is Thasou, 3, Dadlow House, P.C. 1520, Nicosia, Cyprus. Rainmeadow Holdings Limited is an affiliate of VTB Capital Inc., a broker-dealer. Rainmeadow Holdings Limited purchased the securities in the ordinary course of business and, at the time of the purchase of the securities to be resold, had no agreements or understandings, directly or indirectly, with any person to distribute the securities.
(5)	Includes 191,512 shares of common stock owned by Mr. Robb, 74,600 shares of common stock issuable to Mr. Robb upon exercise of options exercisable within 60 days of March 15, 2012 and 676,815 shares of common stock owned by Landmark. Karl Robb, as the shareholder of Landmark, and David Bryant and Anne-Marie Compton, as the directors of Landmark, may be deemed to have voting and dispositive control over the shares of our common stock held by Landmark. Each of Mr. Bryant and Ms. Compton disclaim beneficial ownership of any shares of our common stock owned of record by Landmark. The address of Landmark is 11 Bath Street, St. Helier, Jersey, JEZ 4ST, Channel Islands. Landmark provides consultancy services to us.
(6)	Includes 74,600 shares of common stock issuable to Mr. Fejes upon exercise of options exercisable within 60 days of March 15, 2012 and 554,049 shares of common stock owned by Redlodge Holdings Limited. Mr. Fejes, our Chief Technology Officer, and Stelios Savvides is each a director of Redlodge Holdings Limited and may be deemed to have voting and dispositive control over the shares of our common stock held by Redlodge Holdings Limited. The address of Redlodge Holdings Limited is 229 Arch. Makarios III Avenue, Meliza Court, 4th Floor, 3105 Limassol, Cyprus. Redlodge provides consultancy services to us.

Equity Compensation Plan Information

The following table summarizes the total shares of our common stock that may be received upon exercise by holders of options outstanding as of December 31, 2011, the weighted average exercise price of those outstanding options, and the number of shares of our common stock that remained available for future issuance under our 2006 Stock Option Plan as of December 31, 2011, which, at the end of 2011, was our only equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a	)	(b	)	(c	)
Equity compensation plans approved by our stockholders	6,595,136		$4.65		733,808
Equity compensation plans not approved by our stockholders	—		—		—
Total	6,595,136		$4.65		733,808

(1)	As of February 13, 2012, which was the closing date of our initial public offering, no new awards can be made under the 2006 Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Related Person Transaction Policy

Our board of directors adopted a written policy with respect to related party transactions in January 2012. Under such related person transaction policy, a “Related Person Transaction” is any transaction, arrangement or relationship involving us in which a Related Person has a direct material interest. A “Related Person” is any of our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our stock or securities exchangeable for our stock and any immediate family member of any of the foregoing persons.

Pursuant to such related person transaction policy, any Related Person Transaction, including any arrangement or transaction existing on the date of our initial public offering that is expected to continue in the future, must be approved or ratified by our board of directors or a designated committee thereof consisting solely of independent directors. In determining whether to approve or ratify a transaction with a Related Person, our board of directors or the designated committee of independent directors will consider all relevant facts and circumstances, including without limitation the commercial reasonableness of the terms, the benefit and perceived benefit, or lack thereof, to us, opportunity costs of alternate transactions, the materiality and character of the Related Person’s direct or indirect interest, and the actual or apparent conflict of interest of the Related Person. Our board of directors or the designated committee of independent directors will not approve or ratify a Related Person Transaction unless it has determined that, upon consideration of all relevant information, such transaction is in, or not inconsistent with, the best interests of us and our shareholders.

Below are historical transactions with Related Persons that we believe will continue in the future, subject to our related person transaction policy and subject to approval or ratification by our board of directors or a designated committee thereof consisting solely of independent directors. Our board of directors approved such transactions at the time they were entered into and we believe that each of these transactions were in the best interests of us and our shareholders at the time they were entered into.

Registration Rights Agreements

Under the terms of the Amended and Restated Registration Rights Agreement dated February 19, 2008 with our Series A-1 and Series A-2 preferred stockholders and certain common stockholders and the Registration Rights Agreement dated April 26, 2010 with our Series A-3 preferred stockholders, referred to together as the Registration Rights Agreements, our preferred stockholders and certain common stockholders, including Arkadiy Dobkin, Karl Robb and Balazs Fejes, are each entitled to certain registration rights, including demand registration rights.

Holders of approximately 23,783,967 shares of our common stock have the right to require us to register the sales of their shares of common stock under the Securities Act, pursuant to the terms of the Registration Rights Agreements between us and the holders of these securities. Subject to limitations specified in such agreements, these registration rights include:

Demand registration rights. Holders of a majority of our registrable preferred securities, that were converted into our common stock in connection with our initial public offering, subject to each of the Registration Rights Agreements can request us to file with the SEC and cause to be declared effective a registration statement covering the resale of all or any portion of the shares of registrable securities that they hold, as long as the anticipated gross proceeds of such offering and registration will be at least $7 million. In addition, holders of registrable preferred securities that did not participate in our initial public offering can request us to file with the SEC and cause to be declared effective a registration statement covering the resale of all or any portion of the shares of registrable securities that they hold, as long as the anticipated gross proceeds of such offering and registration will be at least $7 million. We are only obligated to register the registrable securities on three occasions, however our board may, in its good faith judgment, defer any filing for 90 days (which deferral may not be used more than once in any 12-month period). Furthermore, at any time, the holders of the registrable securities held by parties to the Registration Rights Agreements can require us to file with the SEC and cause to be declared effective (if we are eligible) a short-form registration statement on Form S-3 covering the resale of all or any portion of shares of registrable securities held by such persons, except if we have already effected two registration statements on Form S-3 in that year, if the anticipated gross proceeds of such offering and registration would not exceed $1 million or if Form S-3 is not available to us.

Piggyback registration rights. If we register any of our securities under the Securities Act for sale to the public, either for our own account or for the account of other security holders or both, the holders of shares of registrable securities party to the Registration Rights Agreements are entitled to notice of the intended registration and to include any or all of their registrable securities in the registration.

Limitations and expenses. With specified exceptions, a stockholder’s right to include shares in an underwritten registered offering is subject to the right of the underwriters to limit the number of shares included in such offering. We are generally required to pay all expenses of registration, including the fees and expenses of legal counsel for us and for the selling stockholders, but excluding underwriters’ discounts and commissions.

All registration rights for a holder under the Registration Rights Agreements terminate on the date when all such holder’s registrable securities can be resold pursuant to Rule 144(b)(1) under the Securities Act. Furthermore, as a result of the transfer restrictions contained within various lock-up agreements and within each of the Registration Rights Agreements, the earliest that holders may exercise these rights is 181 days after the date of our initial public offering, which will be in August 2012.

Indemnification Agreements

Our certificate of incorporation includes provisions that authorize and require us to indemnify our officers and directors to the fullest extent permitted under Delaware law, subject to limited exceptions. We have entered into separate indemnification agreements with each of our directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted by applicable law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Director Independence

The provisions of our Corporate Governance Guidelines regarding director independence meet the listing standards of the NYSE. These provisions are included in Section 2 to our Corporate Governance Guidelines, which are available through the Investor Relations section of our website at http://investors.epam.com. Additionally, we have regularly scheduled executive sessions of the nonmanagement/independent directors. The procedure by which a presiding director is chosen for each session can also be found in our General Counsel and Corporate Governance Guidelines found on our website. All interested parties (not just shareholders) can communicate directly with the presiding director, as applicable, or with the nonmanagement/independent directors as a group by writing to our Corporate Secretary at 41 University Drive, Suite 202, Newtown, Pennsylvania 18940. The information on our website is not incorporated by reference into this proxy statement.

Further information on director independence is set forth in “Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

The following table presents aggregate fees billed to us for the years ended December 31, 2011 and 2010, for professional services rendered by Deloitte & Touche LLP, Deloitte and Touche Kft, Deloitte and Touche AB, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the “Deloitte Entities”), our principal accountant for the audit of our annual financial statements and review of our interim financial statements.

	2011	2010
	(in thousands)
Audit Fees	$1,569	$627
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	108	111

Total Fees	$1,677	$738

Audit Fees. Audit fees consisted of fees billed by Deloitte Entities for professional services rendered in connection with the audit and quarterly reviews of our audited consolidated financial statements. Such fees included fees associated with the preparation and review of the registration statement on Form S-1 relating to our initial public offering.

All Other Fees. All other fees primarily consist of fees billed for professional services rendered in connection with SAS 70, ISAE 3000 and ISO 27001 audits.

Pre-Approval Policies and Procedures

Our audit committee has established procedures for pre-approval of audit and non-audit services as set forth in the audit committee charter. The audit committee pre-approves all services performed by Deloitte Entities and discloses such fees under the headings “Audit-Related Fees,” “Tax Fees” and “All Other Fees” above. The audit committee considers whether the provision of the services disclosed under the headings “Audit-Related Fees,” “Tax Fees” and “All Other Fees” is compatible with maintaining Deloitte Entities’ independence and has so determined that the services provided by Deloitte Entities are compatible with maintaining Deloitte Entities’ independence. The audit committee pre-approved audit and non-audit services provided to the Company by Deloitte Entities in fiscal year 2011.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	We have filed the following documents are part of this annual report:

1.	Audited Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits

A list of exhibits required to be filed as part of this annual report is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
	Name:	Arkadiy Dobkin
	Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arkadiy Dobkin Arkadiy Dobkin	Chairman, Chief Executive Officer and President (principal executive officer)	March 30, 2012

/s/ Ilya Cantor Ilya Cantor	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 30, 2012

/s/ Karl Robb Karl Robb	Director	March 30, 2012

/s/ Andrew J. Guff Andrew J. Guff	Director	March 30, 2012

/s/ Donald P. Spencer Donald P. Spencer	Director	March 30, 2012

/s/ Ross Goodhart Ross Goodhart	Director	March 30, 2012

/s/ Robert Segert Robert Segert	Director	March 30, 2012

/s/ Ronald Vargo Ronald Vargo	Director	March 30, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of incorporation

3.2	Bylaws

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

4.2	Amended and Restated Registration Rights Agreement dated February 19, 2008 (incorporated by reference to Exhibit 4.2 of Form S-1 (Registration No. 333-174827) filed June 10, 2011)

4.3	Registration Rights Agreement dated April 26, 2010 (incorporated by reference to Exhibit 4.3 of Form S-1 (Registration No. 333-174827) filed June 10, 2011)

10.1	Revolving line of credit between EPAM Systems, Inc. and PNC Bank, National Association dated November 22, 2006 (incorporated by reference to Exhibit 10.1 of Form S-1 (Registration No. 333-174827) filed June 10, 2011)

10.2	Security Agreement between EPAM Systems, Inc. and PNC Bank, National Association dated November 22, 2006 (incorporated by reference to Exhibit 10.2 of Form S-1 (Registration
No. 333-174827) filed June 10, 2011)

10.3	Borrowing Base Rider between EPAM Systems, Inc. and PNC Bank, National Association dated November 22, 2006 (incorporated by reference to Exhibit 10.3 of Form S-1 (Registration
No. 333-174827) filed June 10, 2011)

10.4	First Amendment to loan documents between EPAM Systems, Inc. and PNC Bank, National Association dated September 30, 2010 (incorporated by reference to Exhibit 10.4 of Form S-1 (Registration No. 333-174827) filed June 10, 2011)

10.5	Amended and Restated Committed Line of Credit Note dated September 30, 2010 (incorporated by reference to Exhibit 10.5 of Form S-1 (Registration No. 333-174827) filed June 10, 2011)

10.6*	EPAM Systems, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.7*	Form of EPAM Systems, Inc. 2006 Stock Option Plan Award Agreement (under the EPAM Systems, Inc. Amended and Restated 2006 Stock Option Plan) (incorporated by reference to Exhibit 10.7 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.8	Series A-2 Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Form S-1 (Registration No. 333-174827) filed July 22, 2011)

10.9	Series A-3 Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Form S-1 (Registration No. 333-174827) filed July 22, 2011)

10.10	Second Amendment to loan documents between EPAM Systems, Inc. and PNC Bank, National Association dated July 25, 2011 (incorporated by reference to Exhibit 10.11 of Amendment No. 3 to Form S-1 (Registration No. 333-174827) filed September 26, 2011)

10.11	Second Amended and Restated Committed Line of Credit Note dated July 25, 2011 (incorporated by reference to Exhibit 10.12 of Amendment No. 3 to Form S-1 (Registration No. 333-174827) filed September 26, 2011)

10.12*	EPAM Systems, Inc. 2012 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

Exhibit Number	Description
10.13*	Form of Senior Management Non-Qualified Stock Option Award Agreement (under the EPAM Systems, Inc. 2012 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.13 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.14*	Restricted Stock Award Agreement by and between Karl Robb and EPAM Systems, Inc. dated January 16, 2012 (incorporated by reference to Exhibit 10.14 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.15*	EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.16*	Form of Non-Employee Director Restricted Stock Award Agreement (under the EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan) (incorporated by reference to Exhibit 10.16 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.17*	EPAM Systems, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.17 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.18*	Form of Director Offer Letter (incorporated by reference to Exhibit 10.18 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.19*	Executive Employment Agreement by and between Arkadiy Dobkin and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated by reference to
Exhibit 10.19 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.20*	Offer Letter by and between Ginger Mosier and EPAM Systems, Inc. dated February 24, 2010 (incorporated by reference to Exhibit 10.20 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.21*	Employment Contract by and between Balazs Fejes and EPAM Systems (Switzerland) GmbH. dated June 15, 2009 (incorporated by reference to Exhibit 10.21 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.22*	Consultancy Agreement by and between Landmark Business Development Limited, Balazs Fejes and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated by reference to Exhibit 10.22 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.23*	Consultancy Agreement by and between Landmark Business Development Limited, Karl Robb and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated by reference to Exhibit 10.23 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.24*	Form of nondisclosure, noncompete and nonsolicitation agreement (incorporated by reference to Exhibit 10.24 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.25*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

10.26	English translation of Agreement with IDEAB Project Eesti AS (incorporated by reference to Exhibit 10.26 of Amendment No. 6 to Form S-1 (Registration No. 333-174827) filed January 23, 2012)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Form S-1 (Registration No. 333-174827) filed June 10, 2011)

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts or compensatory plans or arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EPAM Systems, Inc.

Newtown, PA

We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in redeemable preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPAM Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, PA

March 30, 2012

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$88,796	$54,004
Accounts receivable, net of allowance of $2,250 in 2011 and $1,671 in 2010	59,472	41,488
Unbilled revenues, net of allowance $0 in 2011 and $0 in 2010	24,475	23,883
Prepaid and other current assets	6,436	5,750
Deferred tax assets, current	4,384	3,122

Total current assets	183,563	128,247
Property and equipment, net	35,482	25,338
Restricted cash	2,582	2,438
Intangible assets, net	1,251	2,023
Goodwill	8,169	10,032
Deferred tax assets, long-term	1,875	2,294
Other long-term assets	2,691	486

Total assets	$235,613	$170,858

Liabilities
Current liabilities
Accounts payable	$2,714	$2,001
Accrued expenses and other liabilities	24,782	15,031
Deferred revenue	6,949	5,151
Due to employees	8,234	5,685
Taxes payable	8,712	7,528
Deferred tax liabilities, current	1,736	331

Total current liabilities	53,127	35,727
Taxes payable, long-term	1,204	—
Deferred tax liabilities, long-term	283	173

Total liabilities	54,614	35,900

Commitments and Contingencies (Note 15)
Preferred stock, $.001 par value; 5,000,000 authorized; 2,054,935 and 2,054,935 Series A-1 convertible redeemable preferred stock issued and outstanding at December 31, 2011 and 2010; $.001 par value 945,114 authorized, 384,804 and 675,081 Series A-2 convertible redeemable preferred stock issued and outstanding at December 31, 2011 and 2010	85,940	68,377
Puttable common stock, $.001 par value, 0 and 56,896 shares issued and outstanding at December 31, 2011 and 2010	—	332
Stockholders’ equity
Common stock, $.001 par value; 160,000,000 authorized; and 18,810,112 shares issued; 17,158,904 and 17,054,408 shares outstanding at December 31, 2011 and 2010, respectively	17	17
Preferred stock, $.001 par value; 290,277 and 0 authorized Series A-3 convertible preferred stock issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	40,020	36,750
Retained earnings	74,508	47,718
Treasury stock	(15,972)	(15,972)
Accumulated other comprehensive loss	(3,514)	(2,264)

Total stockholders’ equity	95,059	66,249

Total liabilities and stockholders’ equity	$235,613	$170,858

The accompanying notes are an integral part of the consolidated financial statements

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenues	$334,528	$221,824	$149,939
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	205,336	132,528	88,027
Selling, general and administrative expenses	64,930	47,635	39,248
Depreciation and amortization expense	7,538	6,242	5,618
Goodwill impairment loss	1,697	—	—
Other operating expenses, net	19	2,629	1,064

Income from operations	55,008	32,790	15,982
Interest income	1,315	562	227
Interest expense	(37)	(76)	(185)
Other income	144	—	—
Foreign exchange (loss)	(3,638)	(2,181)	(1,617)

Income before provision for income taxes	52,792	31,095	14,407
Provision for income taxes	8,439	2,787	879

Net income	$44,353	$28,308	$13,528

Accretion of preferred stock	(17,563)	(1,432)	(4,423)
Net income allocated to participating securities	(15,025)	(17,984)	(5,201)
Effect on income available from redemption of preferred stock	—	5,418	—

Net income available for common stockholders	11,765	14,310	3,904

Net income per share of common stock:
Basic (common)	$0.69	$0.84	$0.23
Basic (puttable common)	$1.42	$0.84	$0.23
Diluted (common)	$0.63	$0.79	$0.22
Diluted (puttable common)	$0.77	$0.79	$0.22
Shares used in calculation of net income per share of common stock:
Basic (common)	17,094	17,056	16,719
Basic (puttable common)	18	141	153
Diluted (common)	20,473	19,314	18,474
Diluted (puttable common)	18	141	153

The accompanying notes are an integral part of the consolidated financial statements

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	For the years ended December 31, 2011, 2010 and 2009
	Series A-1 and A-2, Convertible Redeemable Preferred Stock		Puttable Common Stock		Common Stock		Series A-3 Convertible Preferred Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income	Total Stockholders’ Equity	Compre- hensive income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2008	2,730,016	$82,990	127,008	$1,043	16,378,504	$16	—	$—	$8,526	$11,737	$(14,500)	$(1,681)	$4,098
Accretion of A-1 convertible redeemable preferred stock to redemption value	—	4,423	—	—	—	—	—	—	—	(4,423)	—	—	(4,423)
Purchase of common stock	—	—	—	—	(75,096)	—	—	—	—	—	(540)	—	(540)
Stock issued in connection with acquisition of Rodmon	—	—	38,784	200	323,160	—	—	—	1,667	—	—	—	1,667
Stock issued in connection with acquisition of Plus Micro	—	—	5,520	21	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	433,936	1	—	—	2,389	—	—	—	2,390
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(186)	(186)	(186)
Net income	—	—	—	—	—	—	—	—	—	13,528	—	—	13,528	13,528

Balance, December 31, 2009	2,730,016	87,413	171,312	1,264	17,060,504	17	—	—	12,582	20,842	(15,040)	(1,867)	16,534	13,342

Repurchase and retirement of Series A-2 convertible redeemable preferred stock	(290,277)	(20,468)	—	—	—	—	—	—	5,418	—	—	—	5,418
Issue of Series A-3 convertible preferred stock	—	—	—	—	—	—	290,277	—	14,971	—	—	—	14,971
Accretion of A-1 preferred stock to redemption value	—	1,432	—	—	—	—	—	—	—	(1,432)	—	—	(1,432)
Purchase of common stock (Note 12)	—	—	—	—	—	—	—	—	—	—	(6,392)	—	(6,392)
Net proceeds from sale of common stock (Note 12)	—	—	—	—	—	—	—	—	(58)	—	6,392	—	6,334
Purchase of puttable stock (Note 12)	—	—	(114,416)	(932)	—	—	—	—	932	—	(932)	—	—
Adjustment of shares issued in connection with acquisition of Rodmon	—	—	—	—	(11,696)	—	—	—	(60)	—	—		(60)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,939	—	—	—	2,939
Proceeds from stock options exercise	—	—	—	—	5,600	—	—	—	26	—	—	—	26
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(397)	(397)	(397)
Net income	—	—	—	—	—	—	—	—	—	28,308	—	—	28,308	28,308

Balance, December 31, 2010	2,439,739	68,377	56,896	332	17,054,408	17	290,277	—	36,750	47,718	(15,972)	(2,264)	66,249	27,911

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (CONT’D)

	For the years ended December 31, 2011, 2010 and 2009
	Series A-1 and A-2, Convertible Redeemable Preferred Stock		Puttable Common Stock		Common Stock		Series A-3 Convertible Preferred Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income	Total Stockholders’ Equity	Compre- hensive income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2010	2,439,739	68,377	56,896	332	17,054,408	17	290,277	—	36,750	47,718	(15,972)	(2,264)	66,249
Accretion of A-2 preferred stock to redemption value	—	17,563	—	—	—	—	—		—	(17,563)	—	—	(17,563)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,866	—	—	—	2,866
Proceeds from stock options exercise	—	—	—	—	47,600	—	—	—	72	—	—	—	72
Put option expiry	—	—	(56,896)	(332)	56,896	—	—	—	332	—	—	—	332
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)	(1,250)
Net income	—	—	—	—	—	—	—	—	—	44,353	—	—	44,353	44,353

Balance, December 31, 2011	2,439,739	$85,940	—	$—	17,158,904	$17	290,277	$—	$40,020	$74,508	$(15,972)	$(3,514)	$95,059	$43,103

(Concluded)

The accompanying notes are an integral part of the consolidated financial statements

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net Income	$44,353	$28,308	$13,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,538	6,242	5,618
Bad debt expense	727	202	1,702
Deferred taxes	497	(2,704)	(2,671)
Stock-based compensation	2,866	2,939	2,411
Goodwill impairment loss	1,697	—	—
(Gain)/loss on asset disposals	—	(7)	162
Non-cash write offs	—	(41)	707
Other	777	383	1,409
Change in operating assets and liabilities (net of effects of acquisitions):
(Increase)/decrease in:
Accounts receivable	(19,030)	(13,791)	(2,240)
Unbilled revenues	(1,004)	(10,653)	(2,621)
Prepaid expenses and other assets	(1,694)	(2,253)	653
Increase (decrease) in:
Accounts payable	254	(2,646)	1,536
Accrued expenses and other liabilities	9,474	10,065	(2,196)
Deferred revenue	1,843	209	3,428
Due to employees	2,796	2,545	1,622
Taxes payable	3,426	1,675	3,064

Net cash provided by operating activities	54,520	20,473	26,112

Cash flows from investing activities:
Purchases of property and equipment	(15,548)	(8,365)	(1,049)
Payment for construction of building in Minsk	(1,545)	—	(8,447)
(Increase)/decrease in restricted cash and other long-term assets, net	(315)	(2,049)	466
Acquisition of businesses, net of cash acquired	—	(412)	—

Net cash (used in) investing activities	(17,408)	(10,826)	(9,030)

Cash flows from financing activities:
Purchase of treasury stock	—	(7,324)	(540)
Proceeds from sale of treasury stock, net of costs	—	6,334	—
Repurchase of Series A-2 convertible redeemable preferred stock	—	(15,050)	—
Proceeds from issue of Series A-3 convertible preferred stock, net of costs	—	14,971	—
Costs related to potential stock issue	(1,630)	—	—
Proceeds related to line of credit	5,000	—	7,000
Repayment related to line of credit	(5,000)	(7,000)	—
Other	72	26	—

Net cash (used in)/provided by financing activities	(1,558)	(8,043)	6,460

Effect of exchange-rate changes on cash and cash equivalents	(762)	(527)	(1,273)

Net increase in cash and cash equivalents	34,792	1,077	22,269
Cash and cash equivalents, beginning of year-January 1	54,004	52,927	30,658

Cash and cash equivalents, end of year	$88,796	$54,004	$52,927

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$7,007	$5,577	$1,233
Bank interest	37	101	185

Summary of non-cash investing and financing transactions:

•	Common stock issued in connection with acquisitions was $0 in 2011, $0 in 2010, and $1,867 in 2009.

•	Accretion of Series A-1 convertible redeemable preferred stock was $0 in 2011, $1,432 in 2010 and $4,423 in 2009.

•	Accretion of Series A-2 convertible redeemable preferred stock was $17,563 in 2011, $0 in 2010 and $0 in 2009.

•	Total incurred but not paid costs related to stock issue were $470 in 2011, $44 in 2010 and $0 in 2009.

The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010

AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(US DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

EPAM Systems, Inc. (the Company or EPAM) is a global IT services provider focused on complex software product development services, software engineering and vertically-oriented custom development solutions with delivery centers throughout central and eastern Europe. The Company provides these solutions to primarily Fortune Global 2000 companies in multiple verticals, including independent software vendors (ISVs) and technology, banking and financial services, business information and media, travel and hospitality and retail and consumer.

Since EPAM’s inception in 1993, the Company has focused on providing software product development services, software engineering and vertically-oriented custom development solutions through its global delivery model. This has served as a foundation for the Company’s other solutions, including custom application development, application testing, platform-based solutions, application maintenance and support, and infrastructure management.

The Company is incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland, and client management locations in the United States, United Kingdom, Germany, Sweden, Switzerland, Russia and Kazakhstan.

Principles of Consolidation — The consolidated financial statements include the financial statements of EPAM Systems, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition — The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. If there is an uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. At the time revenues are recognized, we provide for client incentive programs and reduce revenues accordingly.

The Company defers amounts billed to its clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues as services are performed in subsequent periods. Unbilled revenues represent services provided which are billed subsequent to the period end in accordance with the contract terms.

The majority of the Company’s revenues (86.1% of revenues in 2011, 85.2% in 2010 and 81.7% in 2009) is generated under time-and-material contracts whereby revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues when incurred. The majority of the revenues are billed on an hourly, daily or monthly basis whereby actual time is charged directly to the client.

Revenues from fixed-price contracts (11.0% of revenues in 2011, 12.3% in 2010 and 15.5% in 2009) are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenues are deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor hours and specification and testing requirement changes. In order to estimate the amount of revenue for the period under the proportional performance method, the Company determines the percentage of actual labor hours incurred as compared to estimated total labor hours and applies that percentage to the consideration allocated to the deliverable. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. Our fixed price contracts are generally recognized over a period of twelve months or less.

The Company enters into multiple element arrangements with our clients under time-and-material and fixed-fee contracts. In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. We adopted this standard effective January 1, 2010 for all new or amended contracts, and it did not have a material effect on our financial condition or consolidated results of operations, or change our units of accounting and how we allocate the arrangement consideration to various units of accounting. These arrangements consist of development services and other service deliverables that qualify for separate units of accounting. These other services include maintenance and support services for our time and material contracts and separately priced warranties for our fixed-fee contracts. These deliverables qualify for multiple units of accounting and therefore arrangement consideration is allocated among the units of accounting based on their relative selling price. The relative selling price is based on the price charged for the deliverable when it is sold separately. For multiple element arrangements under time-and-material contracts, revenue is recognized as services are performed for each deliverable. For arrangements under fixed-fee contracts, revenue is recognized upon delivery of development services under the proportional performance method and on a straight-line basis over the warranty period. The warranty period is generally six months to two years.

The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income.

Cost of revenues (exclusive of depreciation and amortization) — Consists principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs and subcontractor fees.

Selling, general and administrative expenses — Consist of expenses associated with promoting and selling the Company’s services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. General and administrative expenses include other operating items such as officers’ and administrative personnel salaries, marketing personnel salaries, stock compensation expense and related fringe benefits, legal and audit expenses, insurance, provision for doubtful accounts, and operating lease expenses.

Cash and Cash Equivalents — Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with maturities of three months or less at the date acquired. As of December 31, 2011 and 2010 all amounts are in cash.

Restricted Cash — Restricted cash represents cash that is restricted by agreements with third parties for special purposes (see Note 3).

Accounts Receivable — Accounts receivable are recorded at net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit-worthiness of each client, historical collections experience and other information, including the aging of the receivables.

Recoveries of losses from accounts receivable written off in prior years are presented within income from operations on the Company’s consolidated statements of income. Collections in respect of prior year write-offs amounted to $0 for the year ended December 31, 2011, and $1,686 and $0 in each of the two years ended December 2010 and 2009, respectively.

The table below summarizes movements in qualifying accounts for the years ended December 31, 2011, 2010 and 2009:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Year
Allowance for Doubtful Accounts (billed and unbilled):
Fiscal Year 2009	$4,432	$2,972	$(4,158)	$3,246
Fiscal Year 2010	3,246	1,493	(3,068)	1,671
Fiscal Year 2011	1,671	1,234	(655)	2,250

Property and Equipment — Property and equipment acquired in the ordinary course of the Company’s operations are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets generally ranging from 3 to 50 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized.

Goodwill and Other Intangible Assets — Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and intangible assets acquired less liabilities assumed. The determination of the fair value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

The Company does not amortize goodwill but performs a test for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. The Company determines fair value using the income approach which estimates the fair value of its reporting units based on the future discounted cash flows. In testing for a potential impairment of goodwill, the Company estimates the fair value of its reporting units to which goodwill relates and estimates the carrying value (book value) of the assets and liabilities related to those reporting units.

As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, the Company performed a goodwill impairment test. In assessing impairment in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other,” the Company determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $1,697.

In the fourth quarter of fiscal 2011, 2010 and 2009, the Company completed its annual impairment testing of goodwill and determined there was no impairment.

The Company amortizes other intangible assets with determinable lives over their estimated useful lives. The Company records an impairment charge on these assets when it determines that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there exists one or more indicators of impairment, the Company measures any impairment of intangible assets based on the excess of the carrying value of the asset over its fair value. Its fair value is determined based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in its business model. The Company’s estimates of future cash flows attributable to its other intangible assets require significant judgment based on the Company’s historical and anticipated results.

All of the Company’s intangible assets have finite lives and the Company did not incur any impairments of its intangible assets for the years ended December 31, 2011, 2010 and 2009.

Impairment of Long-Lived Assets — Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis at each reporting date. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company did not incur any impairments of long-lived assets for 2011, 2010, or 2009.

FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The fair value test for impairment of long-lived assets is classified as a Level 3 measurement under FASB ASC Topic 820.

Income Taxes — The provision for income taxes includes federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of changes. The Company evaluates the realizability of deferred tax assets and recognizes a valuation allowance when it is more likely than not that all, or a portion of, deferred tax assets will not be realized.

The realization of deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results may require that the Company record valuation allowances against deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. A pattern of sustained profitability will generally be considered as sufficient positive evidence to reverse a valuation allowance. If the allowance is reversed in a future period, the income tax provision will be correspondingly reduced. Accordingly, the increase and decrease of valuation allowances could have a significant negative or positive impact on future earnings. See Note 10 to the consolidated financial statements for further information.

Foreign Currency Translation — Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at period end exchange rates. Revenues and expenses are translated to U.S. dollars at daily exchange rates. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income.

The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period. Transaction gains and losses are included in the period in which they occur.

Risks and Uncertainties — Principally, all of the Company’s IT delivery centers and a majority of its employees are located in Central and Eastern Europe. As a result, the Company may be subject to certain risks associated with international operations, risks associated with the application and imposition of protective legislation and regulations relating to import and export, or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with potentially adverse tax consequences, tariffs, quotas and other barriers.

At any time after January 1, 2011, the Series A-1 and Series A-2 convertible redeemable preferred stockholders may exercise their redemption option subject to all terms as defined in Note 12. As of the financial statement date, no stockholders have expressed any interest in exercising their redemption option (Note 17).

Concentration of Credit — The Company maintains its cash and cash equivalents and short-term investments with financial institutions. As of December 31, 2011, $40.0 million of total cash was held in CIS countries, with $24.7 million of that in Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS, which could materially adversely affect our business and financial condition.

For the years ended December 31, 2011, 2010 and 2009 the top five clients accounted for 32.0%, 29.7% and 23.6% of revenues, respectively. For the years ended December 31, 2011, 2010 and 2009 the top ten clients accounted for 44.6%, 42.6% and 35.3% of revenues, respectively. One client accounted for 10.7%, 11.7% and 10.2% of revenues in 2011, 2010 and 2009, respectively. Accounts receivable for this client was 15.9% and 16.9% of total accounts receivable as of December 31, 2011 and 2010, respectively; unbilled revenues for this client was 15.0% and 23.9% of total unbilled revenues as of December 31, 2011 and 2010, respectively.

During the years ended December 31, 2011, 2010 and 2009 the Company incurred subcontractor costs of $4,545, $12,219 and $13,199, respectively, to a vendor for staffing, consulting, training, recruiting and other logistical / support services provided for the Company’s delivery and development operations in Eastern Europe. Such costs are included in cost of revenues in the accompanying consolidated statements of income.

Foreign currency risk — The Company generates revenues in various global markets based on client contracts obtained in non-U.S. dollar currencies, principally, Euros, British pounds and Russian Rubles. The Company incurs expenditures in non-U.S. dollar currencies, principally in Hungarian Forints, Euros, and Russian Rubles associated with the IT delivery centers located in Central and Eastern Europe. The Company is exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies, and cash flows for expenditures in foreign currencies. The Company doesn’t use derivative financial instruments to hedge the risk of foreign exchange volatility.

Interest rate risk — The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and the LIBOR+1.25% rate long-term credit facility (see Note 7). The Company doesn’t use derivative financial instruments to hedge the risk of interest rate volatility.

Fair value of financial instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities. The fair values of these instruments approximate their carrying values due to their short-term nature.

Accounting for Stock-Based Employee Compensation Plans — Stock-based compensation expense for awards of equity instruments to employees and non-employee directors is determined based on the grant-date fair value of the awards ultimately expected to vest. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years (See Note 13).

The Company estimates forfeitures at the time of grant and revises its estimates, if necessary, in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on the Company’s operating results. The assumptions used in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the valuation model changes significantly, stock-based compensation for future awards may differ materially compared to the awards previously granted.

Recent Accounting Pronouncements — In October 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. This guidance is required to be effective no later than the first quarter of 2011 and early adoption is permitted. The Company adopted this standard effective January 1, 2010. The adoption did not have a material effect on the Company’s financial condition, consolidated results of operations or disclosures.

In January 2010, the FASB issued new guidance requiring supplemental fair value disclosures and providing several clarifications regarding existing disclosure requirements. Specifically, the new guidance requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, the new standard requires a gross presentation of the Level 3 rollforward, stating separately information about purchases, sales, issuances, and settlements. The new guidance also provides clarification regarding the appropriate level of disaggregation of assets and liabilities for the purpose of fair value disclosures as well as the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. The adoption of this standard did not have a material effect on the Company’s financial condition, consolidated results of operations or disclosures.

In December 2010, the FASB issued a new accounting standard requiring that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative if more likely than not that a goodwill impairment exists. This guidance was effective January 1, 2011. The adoption of this standard did not have a material effect on the Company’s financial condition or consolidated results of operations.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that if comparative financial statements are presented, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenues and earnings. This guidance was effective January 1, 2011. The adoption of this standard did not have a material effect on the Company’s financial condition or consolidated results of operations. However, it may result in additional disclosures in the event that the Company enters into a business combination that is material either on an individual or aggregate basis.

In September 2011, the FASB issued new guidance allowing companies testing goodwill for impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. the first step of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this standard effective October 1, 2011. The adoption of this standard did not have a material effect on the Company’s financial condition, consolidated results of operations or disclosures.

In testing its reporting units for goodwill impairment as of December 31, 2011, the Company bypassed the qualitative assessment option and proceeded directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB deferred the new requirements related to the presentation of reclassification adjustments. The requirement to present comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements has not been deferred and will be effective on a retrospective basis for periods beginning on or after January 1, 2012. The adoption of this standard will not have a material effect on the Company’s financial condition, consolidated results of operations or disclosures.

2. ACQUISITIONS

Instant Information, Inc. — On August 20, 2010 EPAM agreed to acquire certain assets and assume certain liabilities of Instant Information, Inc. The primary purpose of this acquisition was to acquire skilled workforce and experienced management, the rights to the intellectual property embodied by our InfoNgen services and cloud deployment capabilities. The acquisition also considerably strengthens our existing business information and media services vertical. The purchase price consisted of $360 cash plus contingent consideration of $1,000 in Company stock. Contingent consideration is dependent upon the acquiree’s meeting specified level of performance over calendar years of 2010-2012. The Company estimates the fair value of this contingent consideration to be nil as of December 31, 2011 (Note 17). The results of Instant Information, Inc. are included in the Company’s consolidated financial statements from August 21, 2010.

Under the acquisition method of accounting the Company has allocated the purchase price to the tangible and intangible assets and liabilities acquired based on their fair values. As part of the process, the Company performed a valuation analysis to determine the fair values of certain intangible assets of Instant Information, Inc. as of the acquisition date. As part of the valuation process, relief from royalty method was used to determine the fair value of the trade name of $216. The intangible is being amortized over a 5 year life. Goodwill is amortizable over 15 years for tax purposes.

The purchase price was allocated to the assets acquired based on their related fair values, as follows:

Cash and cash equivalents	$11
Restricted cash	107
Trade receivables	273
Prepaid and other assets	53
Property and equipment	113
Software	19
Trade name	216
Goodwill	838

Total assets acquired	1,630

Accounts payable	580
Accrued expenses	186
Deferred revenue	448
Liability under capital leases	36
Other taxes payable	20

Total liabilities assumed	1,270

Net assets acquired	$360

Included in consolidated statements of income for the year ended December 31, 2010 are $677 and $873 of revenues and net losses of the acquiree, respectively.

Total service fees related to the acquisition amount to $63 and are presented within selling, general and administrative expenses for the year ended December 31, 2010.

The pro forma results presented below include the effects of the Instant Information acquisition as if it had been consummated as of January 1, 2009.

	(unaudited)
	Pro Forma Year Ended December 31, 2010	Pro Forma Year Ended December 31, 2009
Revenues	$223,313	$158,606
Net income	24,976	11,363

Rodmon Systems, Inc. — On May 31, 2009, EPAM agreed to acquire substantially all the assets of Rodmon Systems Inc. and Rodmon Belarus (combined known as “Rodmon”). The primary purpose of this acquisition was to acquire a strategic client relationship and experienced management and technical personnel. The purchase price was set based on 2009 calendar year collected revenue, which resulted in $1,867 in stock. The Company issued 323,160 shares of common stock and 38,784 shares of puttable common stock with an estimated fair value determined by management of the Company using market prices and multiples generated in similar transactions. The results of Rodmon are included in the Company’s consolidated financial statements from June 1, 2009.

Under the acquisition method of accounting the Company has allocated the purchase price to the tangible and intangible assets and liabilities acquired based on their fair values. As part of the process, the Company performed a valuation analysis to determine the fair values of certain identifiable assets of Rodmon as of the acquisition date. As part of the valuation process, the income approach was used to determine the fair value of the client relationship of $1,287. The intangible is being amortized over a 5 year life. No goodwill can be deducted for tax purposes.

The purchase price was allocated to the assets acquired based on their related fair values, as follows:

Trade receivables	$405
Unbilled revenues	11
Prepaid assets	4
Property and equipment	39
Client relationships	1,288
Goodwill	920

Total assets acquired	2,667

Accounts payable	118
Due to employees	4
Accrued expenses	179
Deferred tax liability — long-term	499

Total liabilities assumed	800

Net assets acquired	$1,867

Included in consolidated statements of income for the year ended December 31, 2009 are $1,166 and $101 of revenues and net income of the acquiree, respectively.

The pro forma results presented below include the effects of the acquisition as if it had been consummated as of January 1, 2008.

(unaudited)
Pro Forma Year Ended December 31, 2009
Revenues	$150,640
Net income	13,523

3. RESTRICTED CASH

Restricted cash consists of the following:

	2011	2010
Security deposits under client contracts	$2,082	$1,819
Deposit under employee loan programs	393	512
Security deposit under operating leases	107	107

Total	$2,582	$2,438

At December 31, 2011 and 2010 security deposits under client contracts included fixed amounts placed in respect of letters of credit and a bank guarantee intended to secure appropriate performance under respective contracts. The Company estimates the probability of non-performance under the contracts as remote, therefore, no provision for losses has been created in respect of these amounts as of December 31, 2011 and 2010.

Included in restricted cash as of December 31, 2011 and 2010 were deposits of $393 and $512, respectively, placed in connection with certain employee loan programs (See Note 16).

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	2011	2010
Prepaid expenses	$2,424	$2,079
Unamortized software licenses and subscriptions	1,076	442
Taxes receivable	783	1,927
Security deposits under operating leases	783	520
Employee loans	503	432
Tender guarantee deposit	422	—
Due from employees	193	194
Other	252	156

Total	$6,436	$5,750

5. PROPERTY AND EQUIPMENT — NET

Property and equipment consists of the following:

	Useful Life	2011	2010
Leasehold improvements	9 years	$4,107	$1,826
Furniture and fixtures	7 years	3,789	1,875
Office equipment	7 years	3,646	2,548
Purchased computer software	3 years	2,653	1,468
Computer hardware	3 years	19,145	14,662
Building	50 years	16,534	16,532
Construction in progress (Note 16)	n/a	1,545	—

		51,419	38,911
Less accumulated depreciation and amortization		(15,937)	(13,573)

Total		$35,482	$25,338

Depreciation and amortization expense related to property and equipment was $ 6,759, $5,243 and $4,723 for the years ended December 31, 2011, 2010 and 2009, respectively.

6. GOODWILL AND INTANGIBLE ASSETS — NET

Goodwill by reportable segment was as follows:

	North America	EU	Russia	Other	Total
Balance as of January 1, 2010
Goodwill	$1,448	$2,864	$3,213	$1,697	$9,222
Accumulated impairment losses	—	—	—	—	—

	1,448	2,864	3,213	1,697	9,222

Acquisition of Instant Information (Note 2)	838	—	—	—	838
Effect of net foreign currency exchange rate changes	—	—	(28)	—	(28)

Balance as of December 31, 2010
Goodwill	2,286	2,864	3,185	1,697	10,032
Accumulated impairment losses	—	—	—	—	—

	2,286	2,864	3,185	1,697	10,032

Goodwill written off	—	—	—	(1,697)	(1,697)
Effect of net foreign currency exchange rate changes	—	—	(166)	—	(166)

Balance as of December 31, 2011
Goodwill	2,286	2,864	3,019	1,697	9,866
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	$2,286	$2,864	$3,019	—	$8,169

The Company values goodwill at fair value on a non-recurring basis. When testing for impairment, the Company first compares the fair value of its reporting units to the recorded values. Valuation methods used to determine fair value are based on the analysis of the discounted future cash flows that a reporting unit is expected to generate (“Income Approach”). These valuations are considered Level 3 measurements under FASB ASC Topic 820. The Company utilizes estimates to determine the fair value of the reporting units such as future cash flows, growth rates, capital requirements, effective tax rates and projected margins, among other factors. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. If the carrying amount of the reporting units exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss.

As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, the Company performed a goodwill impairment test. In assessing impairment in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other,” the Company determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $1,697. The Company completed its annual impairment testing in the fourth quarter of fiscal 2011 and found no indication of impairment for its North America, EU, and Russia reporting units.

Components of intangible assets were as follows:

		2011
	Weighted average life at acquisition	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	5 years	$3,918	$(2,976)	$942
Trade name	8 years	415	(106)	309

Total		$4,333	$(3,082)	$1,251

		2010
	Weighted average life at acquisition	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	5 years	$3,994	$(2,339)	$1,655
Trade name	8 years	415	(47)	368

Total		$4,409	$(2,386)	$2,023

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles for the years ended December 31 is presented in the table below:

	2011	2010	2009
Client relationships	$720	$871	$763
Developed technology	—	109	119
Trade name	59	19	13

Total	$779	$999	$895

Estimated amortization expenses of the Company’s existing intangible assets for the next five years are as follows:

Year Ending December 31,	Amount
2012	$560
2013	393
2014	166
2015	40
2016	13
Thereafter	79

Total	$1,251

7. LONG-TERM DEBT

Revolving Line of Credit — In November 2006, the Company entered into a revolving credit loan and security agreement (collectively “Credit Facility” or “Facility”) with a bank (the “Bank”). The Credit Facility is comprised of a five year revolving line of credit pursuant to which the Company can borrow up to $7,000 at any point in time based on borrowing availability, as defined, at LIBOR plus 1.25%. The facility expires on October 15, 2013. The maximum borrowing availability under the Facility is based upon a percentage of eligible accounts receivable and US cash. On July 25, 2011, the Company and the Bank agreed to amend the Facility to increase the borrowing capacity to $30,000. As of December 31, 2011and 2010, the borrowing capacity was $30,000 and $15,000, respectively.

The Facility is collateralized by 85% of US trade receivables, as defined, and US cash representing the lesser of (a) available cash on hand, and (b) $10,000, $5,000 and $0 for the periods ended December 31, 2011, 2012 and 2013, respectively. The Facility contains affirmative and negative covenants, including financial and coverage ratios. As of December 31, 2011 and 2010, the Company had no outstanding borrowing under the facility and was in compliance with all debt covenants as of that date.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses consist of the following:

	2011	2010
Compensation	$17,768	$7,856
Subcontractor costs	4,635	6,026
Professional fees	611	228
Facilities costs	189	109
Potential stock issue costs	411	—
Other	1,168	812

Total	$24,782	$15,031

9. TAXES PAYABLE

Taxes payable consist of the following:

	2011	2010
Corporate profit tax	$1,918	$2,668
Payroll taxes and social security	2,208	1,460
Value added tax	4,586	3,400

Total	$8,712	$7,528

10. INCOME TAXES

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2011	2010	2009
Income (loss) before income tax expense:
Domestic	$2,872	$809	$122
Foreign	49,920	30,286	14,285

Total	$52,792	$31,095	$14,407

Income tax expense (benefit) consists of:
Current
Federal	$4,878	$2,918	$1,652
State	389	160	335
Foreign	2,483	2,573	1,563
Deferred
Federal	(1,629)	(1,016)	(1,112)
State	(72)	(76)	(146)
Foreign	2,390	(1,772)	(1,413)

Total	$8,439	$2,787	$879

Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset and liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Fixed assets	$771	$606
Intangible assets	514	458
Accrued expenses	2,412	1,977
Net operating loss carryforward	18	424
Deferred revenue	1,847	1,128
Stock-based compensation	1,226	934
Foreign currency exchanges	—	171
Restricted stock options	500	487
Other assets	862	20

Deferred tax assets	8,150	6,205

Deferred tax liabilities:
Fixed assets	774	238
Accrued revenue	2,453	299
Deferred intercompany gain	663	707
Other liabilities	20	49

Deferred tax liability	3,910	1,293

Net deferred tax asset	$4,240	$4,912

At December 31, 2011, the Company had current and non-current deferred tax assets of $4,384 and $1,875, respectively and current and non-current tax liabilities of $1,736 and $283, respectively. At December 31, 2010, the Company had current and non-current deferred tax assets of $3,122 and $2,294, respectively and current and non-current tax liabilities of $331 and $173, respectively.

At December 31, 2011, the Company had federal net operating losses of $44, which are available to offset future taxable income and expire in 2023 for federal income tax purposes. These net operating losses are attributed to the B2Bits Corp acquisition. As a result of a change in control of B2Bits Corp in November 2007, the Company’s ability to use its federal net operating losses to offset future taxable income is limited under IRC Section 382 to $43 per year. The Company expects to utilize all of its net operating loss carryforwards prior to their expiration. The Company had foreign net operating losses of $0.7 as of December 31, 2011, which are available to offset taxable income for foreign income tax purposes indefinitely.

No provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of December 31, 2011, certain subsidiaries had approximately $139.2 million of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income as follows:

	2011	2010	2009
Statutory federal tax	$18,482	$10,572	$4,900
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	266	216	159
Provision adjustment for current year uncertain tax position	178	—	—
Effect of permanent differences	2,816	1,957	404
Rate differential between U.S. and foreign	(13,297)	(9,947)	(4,403)
Change in foreign tax rate	(22)	101	39
Foreign taxes, net of federal benefit	—	—	(8)
Other	16	(112)	(212)

Income tax expense	$8,439	$2,787	$879

The growth in the permanent differences in the year ended December 31, 2011 related to goodwill impairment loss and increases in non-deductible expenses incurred by foreign subsidiaries. The growth in the permanent differences in the year ended December 31, 2010 related to expenses incurred related to the settlement of litigation that will not be deductible and therefore creates a permanent difference.

On September 22, 2005, the president of Belarus signed the decree “On the High-Technologies Park” (the “Decree”). The Decree is aimed at boosting the country’s high-technology sector. The Decree stipulates that member technology companies have a 100% exemption from Belarusian income tax of 24% effective July 1, 2006. The Decree is in effect for a period of 15 years from date of signing.

The Company’s subsidiary in Hungary benefits from a tax credit of 10% of annual qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. The Company has been able to take the full 70% credit for 2008, 2009, 2010 and 2011. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, will be allowed until fully utilized. The Company anticipates full utilization up to the 70% limit until 2014, with full phase out in 2015.

The aggregate dollar benefits derived from these tax holidays approximated $21.0 million, $9.0 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The benefit the tax holiday had on diluted net income per share approximated $0.49 in the year ended December 31, 2011 and $0.22 for the year ended December 31, 2010 and $0.30 for the year ended December 31, 2009.

The liability for unrecognized tax benefits is included in income tax liability within the consolidated balance sheets at December 31, 2011 and 2010. At December 31, 2011 and 2010, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state tax positions) was $1,271 and $56, respectively, (excluding penalties and interest of $55 and $3, respectively). Of this total, $1,266 and $199, respectively, (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $55, $3 and $129 at December 31, 2011, 2010 and 2009, respectively.

The beginning to ending reconciliation of the gross unrecognized tax benefits are as follows:

	2011	2010	2009
Gross Balance at January 1	$56	$274	$670
Increases in tax positions in current year	178	—	—
Increases in tax positions in prior year	1,093	—	—
Decreases due to settlement	(56)	(218)	(396)

Balance at December 31	$1,271	$56	$274

There are no tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The Company’s significant tax jurisdictions are the U.S. Federal, Pennsylvania, Russia, Denmark, Germany, Ukraine, United Kingdom, Hungary, and Kazakhstan. The tax years subsequent to 2008 remain open to examination by the Internal Revenue Service. Generally, the tax years subsequent to 2008 remain open to examination by various state and local taxing authorities and various foreign taxing authorities.

11. OPERATING SEGMENTS

Our reportable segments are: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations.

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows for the years ended December 31:

	2011	2010	2009
Total segment revenues:
North America	$151,707	$110,179	$77,068
Europe	123,510	68,420	37,372
Russia	46,219	31,388	24,625
Other	12,851	11,522	10,621

Total segment revenues	$334,287	$221,509	$149,686

Segment operating profit (loss):
North America	$33,744	$28,496	$21,436
Europe	25,098	15,057	6,024
Russia	10,445	3,119	(726)
Other	2,416	1,414	(1,069)

Total segment operating profit	$71,703	$48,086	$25,665

Intersegment transactions were excluded from the above on the basis they are neither included into the measure of a segment’s profit and loss by the chief operating decision maker, nor provided to the chief operating decision maker on a regular basis.

Reconciliation of reportable segment revenues and operating profit to the consolidated income from operations for the years ended December 31 is presented below:

	2011	2010	2009
Total segment revenues	$334,287	$221,509	$149,686
Unallocated revenue	241	315	253

Revenues	$334,528	$221,824	$149,939

	2011	2010	2009
Total segment operating profit	$71,703	$48,086	$25,665
Unallocated Amounts:
Other revenue	241	315	253
Stock-based compensation expense	(2,866)	(2,939)	(2,411)
Legal settlement	—	(2,608)	—
Non-corporate taxes	(2,722)	(2,344)	(1,896)
Professional fees	(2,802)	(1,229)	(1,213)
Depreciation and amortization	(810)	(1,021)	(916)
Bank charges	(793)	(548)	(449)
Provision for bad debts	—	(265)	2,159
Goodwill impairment loss	(1,697)	—	—
Other corporate expenses	(5,246)	(4,657)	(5,210)

Income from operations	$55,008	$32,790	$15,982

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably amongst the segments. Geographical information about the Company’s long-lived assets is based on physical location of the assets at the end of each of the years ended December 31:

	As of December 31, 2011	As of December 31, 2010
Belarus	$26,001	$20,377
Ukraine	4,314	2,223
Russia	2,011	1,263
United States	1,445	386
Hungary	1,108	704
Other	603	385

Total	$35,482	$25,338

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location for each of the three years ended December 31 is as follows:

	2011	2010	2009
United States	$163,068	$117,027	$80,168
United Kingdom	70,989	32,584	18,785
Russia	43,799	31,488	24,503
Switzerland	15,870	9,751	2,369
Kazakhstan	8,845	7,480	5,253
Germany	7,909	7,239	6,110
Sweden	5,292	3,034	1,010
Netherlands	4,031	5,399	4,013
Other locations	8,549	4,049	5,597
Reimbursable expenses and other revenues	6,176	3,773	2,131

Revenues	$334,528	$221,824	$149,939

Revenues by client location differ from the segment information above, which is not solely based on the geographic location of the clients but rather is based on managerial responsibility for a particular client regardless of where the client is located.

Service Offering Information

Information about the Company’s revenues by service offering for each of the three years ended December 31 is as follows:

	Year Ended December 31,
	2011	2010	2009
Software development	$219,211	$149,658	$105,397
Application testing services	67,840	44,459	28,489
Application maintenance and support	29,287	19,262	11,828
Infrastructure services	8,488	2,823	—
Licensing	3,526	1,849	2,094
Reimbursable expenses and other revenues	6,176	3,773	2,131

Revenues	$334,528	$221,824	$149,939

12. PREFERRED AND COMMON STOCK

Series A-1 Convertible Redeemable Preferred Stock (“Series A-1 Preferred”) — On January 20, 2006, Siguler Guff LLC, a New York based private equity investment firm, acting through its affiliated investment funds Russia Partners II LP (RPII) and Russia Partners EPAM Fund LP (RPE), purchased 657,354 shares of Series A-1 Preferred at $12.17 per share or $8,000. At the same time, RPII and RPE also acquired 11,180,648 shares of the Company’s common stock from existing holders, and the Company enabled RPII and RPE to convert such shares into 1,397,581 shares of Series A-1 Preferred. The difference between the share price of the Series A-1 Preferred ($12.17 per share) and the common stock ($1.13 per share) exchanged of $6,803 has been recorded as a deemed dividend. The Company accreted the 12.5% compounded annual rate of return through April 15, 2010, in accordance with the redemption provision as detailed below. Annual accretion was $0, $1,432 and $4,423 for the years ended December 31, 2011, 2010 and 2009, respectively. The ending redemption value was $41,245 at December 31, 2011 and 2010, and $39,813 at December 31, 2009.

The terms of the Series A-1 Preferred are as follows:

Dividends — No dividends will be paid on the Series A-1 Preferred unless dividends are paid on common stock.

Liquidation — Before any payment to the common stockholders, the Series A-1 Preferred will receive their purchase price of the Series A-1 Preferred ($12.17 per share) plus a 12.5% compounded annual rate of return on the purchase price.

If the assets distributable to the holders of the Series A Preferred upon a liquidation are insufficient to pay the full Series A-1, A-2 and A-3 Preferred liquidation amounts, then such assets or the proceeds shall be distributed among the holders of the Series A-1, A-2 and A-3 Preferred ratably in proportion to the respective amount to which they otherwise would be entitled.

The liquidation amount is equal to the carrying value for all periods presented.

Redemption — At any time after January 1, 2011, if the Company has not affected a qualified public offering, as defined, the holders of at least a majority of the then outstanding shares of Series A-1 Preferred, voting together as a separate class, may by written request require the Company to redeem all or any number of shares of the Series A-1 Preferred in four equal semi-annual installments beginning thirty calendar days from the date of the redemption election and ending on the date one and one-half years after such date. The Company shall affect such redemptions on the applicable redemption date by paying in cash in exchange for each share of Series A-1 Preferred to be redeemed then outstanding an amount equal to the Series A-1 Preferred liquidation amount ($12.17 per share plus a 12.5% compounded annual rate of return) on such redemption date.

Pursuant to section 6.8 of the Series A-3 convertible preferred stock purchase agreement, the 12.5% compounded annual return related to the Series A-1 Preferred, which has been part of the Series A-1 liquidation amount, ceases after the date of issuance of the Series A-3 Preferred. EPAM terminated the accretion related to this liquidation amount on or about April 15, 2010.

Voting — Each holder of a share of Series A-1 Preferred shall be entitled to voting rights and powers equal to the voting rights and powers of the common stock (except as otherwise expressly provided or as required by law) voting together with the common stock as a single class on an as-converted to common stock basis. Each share of Series A-1 Preferred (including fractional shares) shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such shares on the record date for determining eligibility to participate in the action being taken.

Conversion Rights — Any holder of Series A-1 Preferred may convert any share of Series A-1 Preferred held by such holder into a number of shares of common stock determined by dividing (i) the Series A-1 Preferred purchase price ($12.17 per share) by (ii) the Series A-1 conversion price then in effect. The initial conversion price for the Series A-1 Preferred (the “Series A-1 Conversion Price”) shall be equal to the purchase price ($12.17 per share). The Series A-1 Conversion Price from time to time in effect is subject to adjustment, as defined. Each share of Series A-1 Preferred shall automatically be converted into shares of common stock at the then effective applicable Series A-1 Conversion Price upon the earliest of (i) the date specified by vote or written consent or agreement of holders of at least a majority of the shares of Series A-1 Preferred then outstanding, (ii) effective immediately before a qualified public offering, as defined (See Note 17), or (iii) effective upon the closing of a liquidation or a reorganization event, as defined, that results in the receipt of a per share amount of cash proceeds or non-cash property valued equal to or greater than the Series A-1 Preferred liquidation amount, as defined.

Series A-2 Convertible Redeemable Preferred Stock (“Series A-2 Preferred”) — On February 19, 2008, the Company completed a private placement and raised net proceeds of $47,601 ($50,000 gross less $2,399 costs)

from the sale of 675,081 shares of Series A-2 Preferred at a sale price of $74.07 per share. Annual accretion was $17,563, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. The ending carrying value was $44,695, $27,132 and $47,601 at December 31, 2011, 2010 and 2009, respectively.

In connection with this private placement, the Company designated the Series A-2 Preferred as a new series of preferred stock and renamed the existing series of shares of Series A preferred stock as Series A-1 Preferred.

On January 19, 2010, the Company entered into a stock repurchase agreement with certain stockholders to repurchase 290,277 of Series A-2 Convertible Redeemable Preferred Stock at a per share price of $51.85 for a total consideration of $15,050. On November 10, 2010, Board of Directors of the Company voted to retire these shares.

The Series A-2 Preferred shares have the following rights and preferences:

Dividends — No dividends will be paid on the Series A-2 Preferred unless dividends are paid on common stock.

Liquidation — Before any payment to the common stockholders, the Series A-2 Preferred holders will receive their liquidation preference.

In the event of any liquidation that values 100% of the equity securities of the Company on a fully-diluted basis at an amount that is less than the Series A-2 post-money valuation, as defined, the holders of shares of Series A-2 Preferred shall be entitled to receive either their per share purchase price of the Series A-2 Preferred ($74.07) plus a 12.5% compounded annual rate of return if the purchase price is less than the percentage ceiling amount, defined for purposes of liquidation as 17.1% of cash proceeds or non cash property received by the Company in the event of any liquidation, or the greater of (1) $74.07 per share and (2) the percentage ceiling amount.

In the event of liquidation that values 100% of the equity securities of the Company on a fully-diluted basis at an amount that is equal to or greater than the Series A-2 post-money valuation, as defined, the holders of shares of Series A-2 Preferred shall be entitled to receive either their per share purchase price of the Series A-2 Preferred ($74.07) plus a 12.5% to 18% compounded annual rate of return on the purchase price, if greater than the percentage ceiling amount, or the percentage ceiling amount.

If the assets distributable to the holders of the Series A Preferred upon a liquidation are insufficient to pay the full Series A-1, A-2 and A-3 Preferred liquidation amounts, then such assets or the proceeds shall be distributed among the holders of the Series A-1, A-2 and A-3 Preferred ratably in proportion to the respective amount to which they otherwise would be entitled.

Redemption — At any time before January 1, 2011, if the Company has not effected a qualified public offering, as defined, the holders of at least a majority of the then outstanding shares of Series A-2 Preferred, may, by written request, require the Company to redeem all or any number of shares of the Series A-2 Preferred in three equal installments payable no later than the 12th, 18th and 24th month following the date of the redemption election. The Company shall effect such redemptions on the applicable redemption date by paying in cash in exchange for each shares of Series A-2 Preferred to be redeemed then outstanding, a per share amount equal to the lesser of (x) an amount that would provide a compounded annual return of 12.5% from the date of initial issuance date and (y) the percentage ceiling amount. At any time on or after January 1, 2011, the redemption per share amount is equal to the lesser of (x) the hurdle amount, an amount that would provide an annual IRR, as defined, from the initial issuance date of such share of at least 17%, provided, however, that the hurdle amount, as defined, shall cease to compound after December 31, 2010 and (y) the percentage ceiling amount, as defined. The percentage ceiling amount means, initially, 17.1% and thereafter adjusted pro rata for any changes in the percentage of capital stock of the Company owned by the holders of shares of Series A-2 Preferred (on a fully diluted basis) multiplied by the aggregate value of all Common Stock (assuming conversion of the Series A Preferred) as reasonably determined by the Board in good faith.

Voting — Each holder of a Series A-2 Preferred shall be entitled to voting rights and powers equal to the voting rights and powers of common stock (except as otherwise expressly provided or as required by law) voting together with the common stock as a single class on an as-converted to common stock basis. Each share of Series A-2 Preferred (including fractional shares) shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such shares on the record date for determining eligibility to participate in the action being taken.

Conversion rights — Any holder of Series A-2 Preferred may convert any share of Series A-2 Preferred held by such holder into a number of shares of common stock determined by dividing (i) the Series A-2 Preferred purchase price ($74.07 per share) by (ii) the Series A-2 conversion price then in effect. The initial conversion price for the Series A-2 Preferred (the “Series A-2 Conversion Price”) shall be equal to the purchase price ($74.07 per share). The Series A-2 Conversion Price from time in effect is subject to adjustment, as defined. Each share of Series A-2 Preferred shall automatically be converted into shares of common stock at the then effective applicable Series A-2 Conversion Price upon the earliest of (i) the date specified by vote or written consent or agreement of holders of at least a majority of the shares of Series A-2 Preferred then outstanding, (ii) effective immediately before a qualified public offering, as defined (See Note 17), or (iii) effective upon the closing of a liquidation or a reorganization event, as defined, that results in the receipt per share of amount of cash proceeds or non-cash property valued equal to or greater than, the lesser of (x) their purchase price of the Series A-2 Preferred ($74.07 per share) plus a 12.5% compounded annual rate of return on the purchase price and (y) the percentage ceiling amount, as defined.

Registration Rights — The holders of at least majority of the Series A-2 Preferred holders, may, by written request, require the Company to file a registration statement with certain limitations.

Series A-3 Convertible Preferred Stock (“Series A-3 Preferred”) — On April 15, 2010, the Company created and issued 290,277 shares of Series A-3 Preferred at $51.85 per share, for a total consideration of $14,971, net of costs.

The Series A-3 Preferred have the following rights and preferences:

Dividends — No dividends will be paid on the Series A-3 Preferred unless dividends are paid on common stock.

Liquidation — Before any payment to the common stockholders, the Series A-3 Preferred holders will receive their liquidation preference.

In the event of liquidation that values 100% of the equity securities of the Company on a fully-diluted basis at an amount that is equal to or greater than the Series A-3 liquidation amount, as defined, the holders of shares of Series A-3 Preferred shall be entitled to receive their pro rata portion based on the per share amount available to common stockholders.

If the assets distributable to the holders of the Series A Preferred upon a liquidation are insufficient to pay the full Series A-1, A-2 and A-3 Preferred liquidation amounts, then such assets or the proceeds shall be distributed among the holders of the Series A-1, A-2 and A-3 Preferred ratably in proportion to the respective amount to which they otherwise would be entitled.

The liquidation amount is equal to the carrying value for all periods presented.

Voting — Each holder of a Series A-3 Preferred shall be entitled to voting rights and powers equal to the voting rights and powers of common stock (except as otherwise expressly provided or as required by law) voting together with the common stock as a single class on an as-converted to common stock basis. Each share of Series A-3 Preferred (including fractional shares) shall be entitled to one vote for each whole share of common stock that would be issuable upon conversion of such shares on the record date for determining eligibility to participate in the action being taken.

Conversion rights — Any holder of Series A-3 Preferred may convert any share of Series A-3 Preferred held by such holder into a number of shares of common stock determined by dividing (i) the Series A-3 Preferred purchase price ($51.85 per share) by (ii) the Series A-3 conversion price then in effect. The initial conversion price for the Series A-3 Preferred (the “Series A-3 Conversion Price”) shall be equal to the purchase price ($51.85 per share). The Series A-3 Conversion Price from time in effect is subject to adjustment, as defined. Each share of Series A-3 Preferred shall automatically be converted into shares of common stock at the then effective applicable Series A-3 Conversion Price upon the earliest of (i) the date specified by vote or written consent or agreement of holders of at least a majority of the shares of Series A-3 Preferred then outstanding, (ii) effective immediately before a qualified public offering, as defined (See Note 17), or (iii) effective upon the closing of a liquidation or a reorganization event, as defined.

Registration Rights — The holders of at least a majority of the Series A-3 Preferred holders, may, by written request, require the Company to file a registration statement with certain limitations.

Puttable Stock — As part of consideration paid in business combinations (see Note 2), the Company issued common stock to certain stockholders of the acquired companies. The shares had an attached Put Option that provided the holders with the right to put the shares at the original per share value in the event the Company does not have a qualified public offering or reorganization event within a specified period from the acquisition date. The Company issued 0, 44,304 and 43,280 shares for the years ending December 31, 2011, 2010 and 2009, respectively. During 2011, put options in respect of 56,896 of puttable common stock expired unexecuted.

Treasury Stock — During 2010, the Company purchased 114,432 shares of puttable common stock, at a cost of $932, in connection with the execution of a stockholder put option. During the fourth quarter of 2009, the Company purchased 75,096 shares of common stock, at a cost of $540, in connection with the execution of a stockholder put option.

13. STOCK COMPENSATION

Restricted Stock Units — As of December 31, 2008, 439,448 restricted shares were issued and outstanding. The shares were valued at their fair market value on date of grant and vest in accordance with individual agreements. The shares carry a restriction to transferability prior to vesting, and upon vesting are automatically converted into common stock of the Company. The shares vest over a specified period or if issued as part of an acquisition, based on milestones. In general, the Shares become fully vested upon reorganization or a liquidity event. The stock-based compensation charge related to shares granted was $0, $0 and $851 in 2011, 2010 and 2009, respectively. Summary of restricted stock activity as of December 31, 2009, and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding at December 31, 2008	439,448	$2.37
Restricted stock granted	—	—
Restricted stock vested	(439,448)	2.37

Unvested restricted stock outstanding at December 31, 2009	—	—

All restricted stock units were fully vested as of December 31, 2009.

Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The Company’s stock option plan permits the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally has the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. A total of 7,395,840 shares of common stock have been reserved for issuance under the 2006 Plan. All of the options issued pursuant to the 2006 Plan expire ten years from the date of grant.

As of December 31, 2011, 2010 and 2009, options to purchase 6,595,136, 6,378,584 and 3,827,312 shares of common stock, respectively, were issued and outstanding under the 2006 Plan. The stock-based compensation charge related to stock option grants for 2011, 2010 and 2009 was $2,866, $2,939 and $1,560, respectively. A summary of stock option activity as of December 31, 2011, 2010 and 2009, and changes during the years then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	3,974,560	$2.79	$5,825
Options granted	68,000	4.63	76
Options forfeited/cancelled	(215,248)	3.40	(429)

Options outstanding at December 31, 2009	3,827,312	$2.30	$13,277

Options granted	2,774,952	5.77	3,064
Options exercised	(5,600)	4.63	(13)
Options forfeited/cancelled	(218,080)	2.98	(850)

Options outstanding at December 31, 2010	6,378,584	$3.79	$19,708

Options granted	600,000	14.00	(1,200)
Options exercised	(47,600)	1.52	(499)
Options forfeited/cancelled	(335,848)	5.30	(2,250)

Options outstanding at December 31, 2011	6,595,136	$4.65	$48,447

Options vested and exercisable at December 31, 2011	4,489,698	3.07	40,093
Options expected to vest	1,957,864	7.97	7,887

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

a. Expected volatility — the Company estimates the volatility of common stock at the date of grant using historical volatility of peer public companies. The expected volatility was 43%, 43% and 49% in 2011, 2010 and 2009, respectively.

b. Expected term — the Company estimates the expected term of options granted using the simplified method of determining expected term as outlined in SEC Staff Accounting Bulletin 107 as used for grants. The expected term was 6.25 years in 2011, 2010 and 2009.

c. Risk-free interest rate — the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The risk-free rate was approximately 2.05%, 1.78% and 3.0% in 2011, 2010 and 2009.

d. Dividends — the Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its common stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. It uses a combination of historical data and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

As of December 31, 2011, 2010 and 2009 there was $7,429, $6,650 and $1,837, respectively, of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the plan. That cost is expected to be recognized over the next 2 years using the weighted average method.

During the fourth quarter of 2010, the Company modified certain parameters pertaining to the stock option award issued on August 13, 2010. Summary of the key terms of the modification follows:

	After modification	Before modification
Number of grantees	20	20
Number of options granted	604,960	552,000
Strike price	$6.88	$4.63

The modification had no impact on the estimated costs related to the stock options issued on August 13, 2010.

14. EARNINGS PER SHARE

Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Our Series A-1 Preferred, Series A-2 Preferred, Series A-3 Preferred, restricted stock units and puttable common stock are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus require the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among the company’s common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.

The following table sets forth the computation of basic and diluted earnings per share as follows:

	2011	2010	2009
Numerator for common earnings per share:
Net income	$44,353	$28,308	$13,528
Accretion of preferred stock	(17,563)	(1,432)	(4,423)
Net income allocated to participating securities	(15,025)	(17,984)	(5,201)
Effect on income available from redemption of preferred stock	—	5,418	—

Numerator for basic (common) earnings per share	11,765	14,310	3,904
Effect on income available from reallocation of options	1,185	996	224

Numerator for diluted (common) earnings per share	$12,950	$15,306	$4,128

Numerator for (puttable common) earnings per share:
Net income allocated to basic (puttable common)	26	118	36
Effect on income available from reallocation of options	(12)	(7)	(2)

Numerator for diluted (puttable common) earnings per share	14	111	34

Denominator for basic (common) earnings per share:
Weighted average common shares outstanding	17,094	17,056	16,719
Effect of dilutive securities:
Stock options	3,379	2,258	1,755

Denominator for diluted (common) earnings per share	20,473	19,314	18,474

Denominator for basic and diluted (puttable common) earnings per share:
Weighted average puttable common shares outstanding	18	141	153

Earnings per share:
Basic (common)	$0.69	$0.84	$0.23
Basic (puttable common)	1.42	0.84	0.23
Diluted (common)	0.63	0.79	0.22
Diluted (puttable common)	0.77	0.79	0.22
Excluded Options due to Anti-Dilutive	572	1,803	—

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results for the two years ended December 31, 2011 and 2010 are as follows:

	Three Months Ended
2011	March 31	June 30	September 30	December 31	Full Year
Revenues	$72,802	$80,176	$86,423	$95,127	$334,528
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	45,505	48,816	51,627	59,388	205,336
Selling, general and administrative expenses	13,793	16,805	15,822	18,510	64,930
Depreciation and amortization expense	1,690	1,959	2,083	1,806	7,538
Goodwill impairment loss	—	1,697	—	—	1,697
Other operating expenses, net	2	21	—	(4)	19

Income from operations	11,812	10,878	16,891	15,427	55,008
Interest income	189	444	353	329	1,315
Interest expense	(2)	(16)	(19)	—	(37)
Other income	—	—	51	93	144
Foreign exchange (loss)	(134)	(703)	(2,301)	(500)	(3,638)

Income before provision for income taxes	11,865	10,603	14,975	15,349	52,792
Provision for income taxes	2,123	2,326	1,025	2,965	8,439

Net income	$9,742	$8,277	$13,950	$12,384	$44,353

	Three Months Ended
2010	March 31	June 30	September 30	December 31	Full Year
Revenues	$42,007	$49,971	$59,072	$70,774	$221,824
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	26,186	29,003	37,214	40,125	132,528
Selling, general and administrative expenses	10,594	10,673	10,307	16,061	47,635
Depreciation and amortization expense	1,441	1,552	1,526	1,723	6,242
Other operating expenses, net	39	(60)	2,635	15	2,629

Income from operations	3,747	8,803	7,390	12,850	32,790
Interest income	108	199	175	80	562
Interest expense	(49)	(11)	(4)	(12)	(76)
Foreign exchange (loss)	(582)	(968)	121	(752)	(2,181)

Income before provision for income taxes	3,224	8,023	7,682	12,166	31,095
Provision for income taxes	36	598	1,617	536	2,787

Net income	$3,188	$7,425	$6,065	$11,630	$28,308

16. COMMITMENTS AND CONTINGENCIES

Leases — The Company leases office space under operating leases, which expire at various dates through 2019. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Rent expense under operating lease agreements for the years ended December 31, 2011, 2010 and 2009 was $8,522, $6,724, and $6,399 respectively. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2011 are as follows:

Year ending December 31,	Operating Leases
2012	$10,262
2013	6,319
2014	4,421
2015	2,132
2016	1,454
Thereafter	3,140

Total minimum lease payments	$27,728

Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for approximately $17,209 for the construction of a 14,071 square meter office building within the High Technology Zone in Minsk, Belarus. The building is expected to be operational in the second half of 2012. In December 2011 the Company made an advance payment to IDEAB of $700.

Employee Loan Program — Starting in third quarter of 2006, the Company started to guarantee bank loans for certain of its key employees. Under the conditions of the guarantees, the Company is required to maintain a security deposit of 30% of the value of loans outstanding at each reporting date. As of December 31, 2011 and 2010, the total commitment of the Company under these guarantees was $823 and $1,222, respectively. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the years ended December 31, 2011 and 2010.

Litigation — From time to time, the Company is involved with litigation, claims or other contingencies. Management is not aware of any such matters, except as described below, that would have a material effect on the consolidated financial statements of the Company.

In September 2010, the Company entered into a Settlement Agreement and Release (“Agreement”) with a former officer and their related parties (“Plaintiffs”). In consideration and exchange for the releases, promises, and other covenants given by the Plaintiffs in this agreement, and for the purchase by the Company of all the EPAM common stock held by the Plaintiffs, the Company agreed to make a one-time aggregate cash payment of $9 million to the Plaintiffs. The Company has determined that the fair value of 986,352 shares of common stock at the time of settlement was $6.48 per share, or roughly $6.4 million, which was recorded as treasury stock within Stockholders’ Equity. The remaining amount of $2.6 million was recorded as a current period expense within other operating expenses. Subsequently, the Company reissued 673,184 shares to the existing A-3 stockholders at $6.48 per share, and 313,168 shares to existing A-2 stockholders also at $6.48 per share.

17. SUBSEQUENT EVENTS

On January 19, 2012, the Company effected an 8 to 1 stock split of the Company’s common stock. All shares of common stock and stock options to purchase common stock and per share information presented in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There is no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock are convertible into shares of common stock has been adjusted to reflect the effects of the common stock split, such that each share of preferred stock is convertible into eight shares of common stock.

Initial Public Offering

In February 2012, the Company completed its initial public offering of 6,900,000 shares of its common stock, which included 900,000 shares of its common stock sold by the Company pursuant to an over-allotment option granted to the underwriters, which were sold at a price to the public of $12.00 per share. The offering commenced on February 7, 2012 and closed on February 13, 2012. Of the 6,900,000 shares of common stock sold, the Company issued and sold 2,900,000 shares of common stock and its selling stockholders sold 4,000,000 shares of common stock, resulting in gross proceeds to the Company of $34.8 million, and $29.5 million in net proceeds to it after deducting underwriting discounts and commissions of $2.3 million and offering expenses of $3.0 million. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.

Upon the closing of the initial public offering, all outstanding Series-A1 and Series-A2 convertible redeemable preferred stock, and Series A3 convertible preferred stock were converted into 21,840,128 shares of common stock, as shown in the table below.

Conversion Shares
Series A-1 Convertible Redeemable Preferred Stock	16,439,480
Series A-2 Convertible Redeemable Preferred Stock	3,078,432
Series A-3 Convertible Preferred Stock	2,322,216

Total	21,840,128

On August 20, 2010, the Company entered into an agreement with Instant Information Inc. to issue shares of common stock to Instant Information Inc. as consideration for the acquisition of the assets of Instant Information Inc, subject to achievement of certain financial milestones or upon the completion of an initial public offering by the Company. 53,336 shares of common stock were issued to Instant Information Inc. upon completion of this offering for an aggregate value of $640.

On January 16, 2012 the Company issued 194,800 shares of restricted stock to one of its executives with an unrecognized compensation cost of $2,338.

On January 11, 2012 the Company approved the 2012 Long Term Incentive Plan (“2012 Plan”), which will be used to issue equity grants to employees. The Company authorized 9,246,800 shares of common stock to be reserved for issuance under the plan. This is in addition to 733,808 shares that remained available for issuance under the 2006 Plan as of January 11, 2012 and which are available for issuance under the 2012 Plan. In addition, up to 6,595,136 shares that are subject to outstanding awards under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise return to the 2006 Plan’s share reserve will be available for awards to be granted under the 2012 Plan.

On March 19, 2012 the Company issued 1,400,040 options to purchase common stock under the 2012 Plan with total unrecognized compensation cost of $10,799.

On January 11, 2012 the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”), which will be used to issue equity grants to our non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after ten years and will be administered by the Company’s board of directors. On January 18, 2012, the Company issued 11,764 shares of commons stock to its non-employee directors with an unrecognized compensation cost of $141.

******