Form 10-Q
period 2012-03-31
EPAM Systems, Inc.
filed 2012-05-09
CIK 1352010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of May 8, 2012
Common Stock, par value $0.01 per share	42,297,625 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$112,736	$88,796
Accounts receivable, net of allowance of $1,786 and $2,250, respectively	54,235	59,472
Unbilled revenues	41,961	24,475
Prepaid and other current assets	10,157	6,436
Deferred tax assets, current	4,016	4,384

Total current assets	223,105	183,563
Property and equipment, net	37,200	35,482
Restricted cash	2,404	2,582
Intangible assets, net	1,111	1,251
Goodwill	8,459	8,169
Deferred tax assets, long-term	1,791	1,875
Other long-term assets	540	2,691

Total assets	$274,610	$235,613

Liabilities
Current liabilities
Accounts payable	$4,060	$2,714
Accrued expenses	13,301	24,782
Deferred revenue	5,479	6,949
Due to employees	14,035	8,234
Taxes payable	9,029	8,712
Deferred tax liabilities, current	1,205	1,736

Total current liabilities	47,109	53,127
Taxes payable, long-term	1,211	1,204
Deferred tax liabilities, long-term	283	283

Total liabilities	48,603	54,614

Commitments and contingencies (See Note 8)
Preferred stock, $.001 par value; 0 and 5,000,000 authorized at March 31, 2012 and December 31, 2011; 0 and 2,054,935 Series A-1 convertible redeemable preferred stock issued and outstanding at March 31, 2012 and December 31, 2011; $.001 par value 0 and 945,114 authorized at March 31, 2012 and December 31, 2011, 0 and 384,804 Series A-2 convertible redeemable preferred stock issued and outstanding at March 31, 2012 and December 31, 2011	—	85,940
Stockholders’ equity
Common stock, $.001 par value; 160,000,000 authorized; 44,016,335 and 18,914,616 shares issued, 42,260,623 and 17,158,904 shares outstanding at March 31, 2012 and December 31, 2011, respectively	42	17
Preferred stock, $.001 par value; 0 and 290,277 authorized Series A-3 convertible preferred stock issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	157,232	40,020
Retained earnings	86,607	74,508
Treasury stock	(15,972)	(15,972)
Accumulated other comprehensive loss	(1,902)	(3,514)

Total stockholders’ equity	226,007	95,059

Total liabilities and stockholders’ equity	$274,610	$235,613

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Revenues	$94,383	$72,802
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	60,175	45,505
Selling, general and administrative expenses	17,627	13,793
Depreciation and amortization expense	2,211	1,690
Other operating expenses, net	586	2

Income from operations	13,784	11,812
Interest and other income, net	476	187
Foreign exchange gain/ (loss)	80	(134)

Income before provision for income taxes	14,340	11,865
Provision for income taxes	2,241	2,123

Net income	$12,099	$9,742

Comprehensive income (Note 9)	$13,711	$10,993

Accretion of preferred stock	$—	$(2,292)
Net income allocated to participating securities	$(3,135)	$(4,188)
Net income available for common stockholders	$8,964	$3,262

Net income per share of common stock:
Basic (common)	$0.30	$0.19
Basic (puttable common)	$—	$0.19
Diluted (common)	$0.27	$0.18
Diluted (puttable common)	$—	$0.18
Shares used in calculation of net income per share of common stock:
Basic (common)	30,197	17,054
Basic (puttable common)	—	57
Diluted (common)	33,957	19,381
Diluted (puttable common)	—	57

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$12,099	$9,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,211	1,690
Bad debt recovery	(374)	(26)
Deferred taxes	(23)	(294)
Stock-based compensation	1,550	714
Non-cash stock charge (Note 2)	640	—
Other	(657)	(397)
Change in operating assets and liabilities:
Accounts receivable	6,368	2,399
Unbilled revenues	(17,151)	(10,639)
Prepaid expenses and other assets	(714)	440
Accounts payable	1,394	(600)
Accrued expenses	(12,057)	(4,877)
Deferred revenue	(1,625)	(983)
Due to employees	5,767	3,711
Taxes payable	(2,173)	(518)

Net cash (used in)/provided by operating activities	(4,745)	362

Cash flows from investing activities:
Purchases of property and equipment	(3,324)	(6,318)
Payment for construction of building in Minsk	(572)	—
Decrease/(increase) in restricted cash and other long-term assets, net	177	(83)

Net cash used in investing activities	(3,719)	(6,401)

Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	31,171	—
Repurchase of common stock	(50)	—
Excess tax benefit on stock-based compensation plans	160	—
Other	28	—

Net cash provided by financing activities	31,309	—

Effect of exchange rate changes on cash and cash equivalents	1,095	666

Net increase/ (decrease) in cash and cash equivalents	23,940	(5,373)
Cash and cash equivalents, beginning of period	88,796	54,004

Cash and cash equivalents, end of period	$112,736	$48,631

Summary of non-cash investing and financing transactions:

•	Accretion of Series A-2 convertible redeemable preferred stock was $0 in 2012 and $2,292 in 2011.

•	Total incurred but not paid costs related to stock issue were $572 in 2012 and $0 in 2011.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EPAM Systems, Inc. (the “Company” or “EPAM”) have been prepared in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2011. In the Company’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

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

Emerging growth company status — In April 2012, several weeks after EPAM’s initial public offering in February 2012, President Obama signed into law the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” that otherwise apply to larger public companies. For as long as a company retains emerging growth company status, which may be until the fiscal year-end after the fifth anniversary of its initial public offering, it will not be required to (1) provide an auditor’s attestation report on its management’s assessment of the effectiveness of its internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new or revised financial accounting standard applicable to public companies until such standard is also applicable to private companies, (3) comply with certain new requirements adopted by the Public Company Accounting Oversight Board, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on matters relating to executive compensation.

EPAM is classified as an emerging growth company under the JOBS Act, and is eligible to take advantage of the accommodations described above for as long as it retains this status. However, EPAM has elected not to take advantage of the transition period described in (2) above, which is the exemption provided in Section 7(a)(2)(B) of the Securities Act of 1933 and Section 13(a) of the Securities Exchange Act of 1934 (in each case as amended by the JOBS Act) for complying with new or revised financial accounting standards. EPAM will therefore comply with new or revised financial accounting standards to the same extent that a non-emerging growth company is required to comply with such standards.

2. PREFERRED AND COMMON STOCK

On January 19, 2012, the Company effected an 8 to 1 stock split of the Company’s common stock, on which date the number of authorized common and preferred stock was increased to 160,000,000 and 40,000,000 shares, respectively. All shares of common stock, options to purchase common stock and per share information presented in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which the then outstanding shares of Series A-1 Preferred, Series A-2 Preferred and Series A-3 Preferred Stock were convertible into shares of common stock had been adjusted to reflect the effects of the common stock split, such that each share of preferred stock was convertible into eight shares of common stock.

In February 2012, the Company completed an initial public offering of 6,900,000 shares of its common stock, which included 900,000 shares of common stock sold by the Company pursuant to an over-allotment option granted to the underwriters, which were sold at a price to the public of $12.00 per share. The offering commenced on February 7, 2012 and closed on February 13, 2012. Of the 6,900,000 shares of common stock sold, the Company issued and sold 2,900,000 shares of common stock and its selling stockholders sold 4,000,000 shares of common stock, resulting in gross proceeds to the Company of $34,800 and $28,969 in net proceeds after deducting underwriting discounts and commissions of $2,436 and offering expenses of $3,395. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.

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

3. GOODWILL

Changes in goodwill for the three months ended March 31, 2012 are as follows:

	North America	EU	Russia	Other	Total
Balance as of January 1, 2012
Goodwill	2,286	2,864	3,019	1,697	9,866
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	2,286	2,864	3,019	—	8,169

Effect of net foreign currency exchange rate changes	—	—	290	—	290

Balance as of March 31, 2012
Goodwill	2,286	2,864	3,309	1,697	10,156
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	$2,286	$2,864	$3,309	—	$8,459

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

4. RESTRICTED CASH

Restricted cash consists of the following:

	March 31, 2012	December 31, 2011
Security deposits under client contracts	$1,829	$2,082
Deposit under employee loan programs	468	393
Security deposit under operating leases	107	107

Total	$2,404	$2,582

At March 31, 2012, and December 31, 2011, security deposits under client contracts included fixed amounts placed in respect of letters of credit and a bank guarantee intended to secure appropriate performance under respective contracts. The Company estimates the probability of non-performance under the contracts as remote, therefore, no provision for losses has been created in respect of these amounts as of March 31, 2012, and December 31, 2011.

Included in restricted cash as of March 31, 2012 and December 31, 2011, were deposits of $468 and $393, respectively, placed in connection with certain employee loan programs (See Note 8).

5. LONG-TERM DEBT

Revolving Line of Credit — In November 2006, the Company entered into a revolving credit loan and security agreement (collectively “Credit Facility” or “Facility”) with a bank (the “Bank”). The Credit Facility is comprised of a five year revolving line of credit pursuant to which the Company can borrow up to $7,000 at any point in time based on borrowing availability, as defined, at LIBOR plus 1.25%. In September 2010, the Company extended the term of the Facility through October 15, 2013. On July 25, 2011, the Company and the Bank agreed to amend the Facility to increase the borrowing capacity to $30,000. The maximum borrowing availability under the Facility is based upon a percentage of eligible accounts receivable and US cash. As of March 31, 2012 and December 31, 2011, the borrowing availability was $23,371 and $30,000, respectively.

The Facility is collateralized by 85% of US trade receivables, as defined, and US cash representing the lesser of (a) available cash on hand, and (b) $10,000, $5,000 and $0 for the periods ended December 31, 2011, 2012 and 2013, respectively. The Facility contains affirmative and negative covenants, including financial and coverage ratios. As of March 31, 2012 and December 31, 2011, the Company had no outstanding borrowing under the facility and was in compliance with all debt covenants as of those dates.

6. INCOME TAXES

The Company’s worldwide effective tax rate was 15.6% and 17.9% in the first quarter of 2012 and 2011, respectively. The decrease in the Company’s worldwide effective tax rate in the first quarter of 2012 as compared to the same period of 2011 was primarily due to the movement of a portion of the Company’s pre-tax income from the United States to countries with lower statutory tax rates such as the United Kingdom, Russia and Belarus; and the reduction in 2012 statutory tax rates in Ukraine, the United Kingdom and, to a lesser extent, in Switzerland.

7. EARNINGS PER SHARE

Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. The Company’s Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred Stock, that had been outstanding and convertible into common stock until February 13, 2012, and its puttable common stock were considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period and thus required the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among the company’s common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.

No preferred stock was outstanding as of March 31, 2012, as a result of the Company’s initial public offering on February 13, 2012 when all convertible preferred stock was converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Numerator for common earnings per share:
Net income	$12,099	$9,742
Accretion of preferred stock	—	(2,292)
Net income allocated to participating securities	(3,135)	(4,188)

Numerator for basic (common) earnings per share	8,964	3,262
Effect on income available from reallocation of options	265	236

Numerator for diluted (common) earnings per share	$9,229	$3,498

Numerator for (puttable common) earnings per share:
Net income allocated to basic (puttable common)	—	11
Effect on income available from reallocation of options	—	(1)

Numerator for diluted (puttable common) earnings per share	—	10

Denominator for basic (common) earnings per share:
Weighted average common shares outstanding	30,197	17,054
Effect of dilutive securities:
Stock options	3,760	2,327

Denominator for diluted (common) earnings per share	33,957	19,381

Denominator for basic and diluted (puttable common) earnings per share:
Weighted average puttable common shares outstanding	—	57

Earnings per share:
Basic (common)	$0.30	$0.19
Basic (puttable common)	—	0.19
Diluted (common)	0.27	0.18
Diluted (puttable common)	—	0.18
Anti-dilutive options not included in the calculation	1,400	—

8. COMMITMENTS AND CONTINGENCIES

Employee Loan Program — Beginning in third quarter of 2006, the Company started to guarantee bank loans for certain of its key employees. Under the conditions of the guarantees, the Company is required to maintain a security deposit of 30% of the value of loans outstanding at each reporting date. As of March 31, 2012, the total commitment of the Company under these guarantees was $715. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the three months ended March 31, 2012.

9. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$(1,902)	$(3,514)

Total accumulated other comprehensive income	$(1,902)	$(3,514)

The components of comprehensive income for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Comprehensive income:
Net income	$12,099	$9,742
Foreign currency translation adjustments	1,612	1,251

Total comprehensive income	$13,711	$10,993

10. OPERATING SEGMENTS

The Company’s reportable segments are: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. The Company’s chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.

Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
	2012	2011
Total segment revenues:
North America	$42,863	$34,166
Europe	39,861	25,202
Russia	9,477	9,996
Other	2,170	3,329

Total segment revenues	$94,371	$72,693

Segment operating profit:
North America	$9,726	$8,624
Europe	8,660	4,384
Russia	319	1,382
Other	201	296

Total segment operating profit	$18,906	$14,686

Intersegment transactions were excluded from the above on the basis they are neither included into the measure of a segment’s profit and loss by the chief operating decision maker, nor provided to the chief operating decision maker on a regular basis.

Reconciliation of segment revenues and operating profit to consolidated income from operations is presented below:

	Three Months Ended March 31,
	2012	2011
Total segment revenues	$94,371	$72,693
Unallocated revenue	12	109

Revenues	$94,383	$72,802

	Three Months Ended March 31,
	2012	2011
Total segment operating profit	$18,906	$14,686
Unallocated amounts:
Other revenues	12	109
Stock-based compensation expense	(1,550)	(714)
Stock charge (Note 2)	(640)	—
Non-corporate taxes	(725)	(580)
Professional fees	(429)	(298)
Depreciation and amortization	(157)	(230)
Bank charges	(249)	(149)
Other corporate expenses	(1,384)	(1,012)

Income from operations	$13,784	$11,812

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably amongst the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	As of March 31, 2012	As of December 31, 2011
Belarus	$26,512	$26,001
Ukraine	4,789	4,314
Russia	2,254	2,011
United States	1,499	1,445
Hungary	1,577	1,108
Other	569	603

Total	$37,200	$35,482

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location was as follows:

	Three Months Ended March 31,
	2012	2011
United States	$46,039	$37,257
United Kingdom	22,928	13,668
Russia	9,098	9,503
Switzerland	6,145	3,595
Germany	3,482	1,325
Kazakhstan	1,671	1,745
Sweden	1,455	1,298
Netherlands	790	1,242
Other locations	1,688	2,069
Reimbursable expenses and other revenues	1,087	1,100

Revenues	$94,383	$72,802

Revenues by client location differ from the segment information above, which is not solely based on the geographic location of the clients but rather is based on managerial responsibility for a particular client regardless of where the client is located.

Service Offering Information

Information about the Company’s revenues by service offering was as follows:

	Three Months Ended March 31,
	2012	2011
Software development	$62,883	$47,995
Application testing services	18,868	14,310
Application maintenance and support	8,241	6,646
Infrastructure services	2,604	1,947
Licensing	700	804
Reimbursable expenses and other revenues	1,087	1,100

Revenues	$94,383	$72,802

11. STOCK COMPENSATION

The following costs related to the Company’s stock compensation plans are included in the unaudited consolidated statements of income:

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$566	$270
Sales, general and administrative	984	444

Total	$1,550	$714

On January 16, 2012, the Company issued 194,800 shares of non-vested (“restricted”) common stock to Mr. Robb, President of EU Operations and Executive Vice President. These restricted shares vested 25% on January 16, 2012, and are scheduled to vest 25% on each of January 1, 2013, 2014, and 2015. On termination of Mr. Robb’s service to the company with Cause or without Good Reason (in each case, as defined in the award agreement), any unvested restricted shares will be forfeited. In addition, under the restricted stock award agreement, Mr. Robb is subject to perpetual confidentiality and non-disclosure obligations as well as non-competition and employee and customer non-solicitation obligations that survive for a period of 12 months after the termination of service to the company. Fair market value of these restricted shares on the date of grant was $2,338. The stock-based compensation charge related to the shares granted for the three months ended March 31, 2012, was $731.

2012 Non-Employee Directors Compensation Plan—On January 11, 2012 the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”), which will be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after ten years and will be administered by the Company’s board of directors.

On January 18, 2012, the Company issued 11,764 shares of non-vested (“restricted”) common stock to its non-employee directors. The shares will vest and become non-forfeitable 25% on each of the first four anniversaries of the grant date. On termination of service from the Board at any time, a portion of restricted shares shall vest as of the date of such termination on a pro rata basis, determined by the number of days that the participant served on the Board from the grant date through the date of such termination. Fair market value of these restricted shares on the date of grant was $141. The stock-based compensation charge related to the shares granted for the three months ended March 31, 2012, was $7.

2012 Long-Term Incentive Plan — On January 11, 2012 the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which will be used to issue equity grants to employees. The Company authorized 9,246,800 shares of common stock to be reserved for issuance under the plan. This is in addition to 733,808 shares that remained available for issuance under the 2006 Plan as of January 11, 2012 and which are available for issuance under the 2012 Plan. In addition, up to 6,595,136 shares that are subject to outstanding awards as of January 1, 2012, under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise return to the 2006 Plan’s share reserve will be available for awards to be granted under the 2012 Plan.

During the first quarter of 2012, the Company issued 1,402,040 options to purchase common stock under the 2012 Plan with an aggregate grant date fair value of $10,566.

As of March 31, 2012, a total of 8,583,768 shares remained available for issuance under the 2012 Plan.

2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The Company’s stock option plan permitted the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally had the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. In January 2012, the 2006 Plan was discontinued; however, a total of 737,008 shares remain available for issuance under the 2012 Plan as of March 31, 2012. All of the options issued pursuant to the 2006 Plan expire ten years from the date of grant.

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	6,595,136	$4.65	$48,447
Options granted	1,402,040	16.80	5,214
Options exercised	(134,717)	3.08	(2,349)
Options forfeited/cancelled	(5,200)	8.16	(64)

Options outstanding at March 31, 2012	7,857,259	$6.85	$107,409

Options vested and exercisable at March 31, 2012	4,351,779	$3.07	$75,939
Options expected to vest	3,223,619	$11.40	$29,398

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line method over the service period (generally the vesting period). Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses a combination of historical data and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

As of March 31, 2012, total unrecognized compensation cost related to non-vested share-based compensation awards was $17,183. That cost is expected to be recognized over the next 2 years using the weighted average method.

Summary of restricted stock activity as of March 31, 2012, and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock outstanding at January 1, 2012	—	$—
Restricted stock granted	206,564	2,479
Restricted stock vested	(48,700)	(584)

Unvested restricted stock outstanding at March 31, 2012	157,864	$1,895

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S.

GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for interim and annual financial periods beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations and cash flows.

13. SUBSEQUENT EVENTS

On April 5, 2012, the Company granted 7,092 shares of non-vested (“restricted”) stock to its non-employee directors under the 2012 Non-Employee Director Compensation Plan. The restricted stock vests and becomes 100% non-forfeitable on the first anniversary of the grant date. Upon termination of service from the Board at any time, a portion of the restricted stock shall vest as of the date of such termination on a pro rata basis for the number of days that the participant served on the Board from the grant date through the date of such termination. The fair market value of the restricted stock on date of grant was $150.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2011 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.

In this quarterly report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.

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

Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland are strategically located in centers of software engineering talent and educational excellence across CEE or the CIS. Our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients, thereby further strengthening our relationships with them. We also have client management locations in the United States, the United Kingdom, Germany, Sweden, Russia, Switzerland and Kazakhstan.

Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. Our focus on delivering quality to our clients is reflected by an average of 80.6% and 65.2% of our revenues during the three months ended March 31, 2012 coming from clients that had used our services for at least two and three years, respectively.

On February 13, 2012, we completed our initial public offering of 6,900,000 shares of our common stock, which included 900,000 shares of our common stock sold by us pursuant to an over-allotment option granted to the underwriters, were sold at a price to the public of $12.00 per share. Of the 6,900,000 shares of common stock sold, we issued and sold 2,900,000 shares of common stock and our selling stockholders sold 4,000,000 shares of common stock, resulting in gross proceeds to us of $34.8 million, and $29.0 million in net proceeds to us after deducting underwriting discounts and commissions of $2.4 million and estimated offering expenses of $3.4 million. We did not receive any proceeds from the sale of common stock by the selling stockholders.

In April 2012, several weeks after EPAM’s initial public offering in February 2012, President Obama signed into law the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” that otherwise apply to larger public companies. For as long as a company retains emerging growth company status, which may be until the fiscal year-end after the fifth anniversary of its initial public offering, it will not be required to (1) provide an auditor’s attestation report on its management’s assessment of the effectiveness of its internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new or revised financial accounting standard applicable to public companies until such standard is also applicable to private companies, (3) comply with certain new requirements adopted by the Public Company Accounting Oversight Board, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on matters relating to executive compensation.

EPAM is classified as an emerging growth company under the JOBS Act, and is eligible to take advantage of the accommodations described above for as long as it retains this status. However, EPAM has elected not to take advantage of the transition period described in (2) above, which is the exemption provided in Section 7(a)(2)(B) of the Securities Act of 1933 and Section 13(a) of the Securities Exchange Act of 1934 (in each case as amended by the JOBS Act) for complying with new or revised financial accounting standards. EPAM will therefore comply with new or revised financial accounting standards to the same extent that a non-emerging growth company is required to comply with such standards.

EPAM expects to take advantage of the exemption from complying with the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. EPAM’s board of directors has not yet determined whether to take advantage of the accommodations relating to executive compensation disclosure and advisory voting.

Critical Accounting Policies and Significant Judgments and Estimates

We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the first quarter of 2012 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, other than those described below.

Earnings per Share

Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Our Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred Stock, that had been outstanding and convertible into common stock until February 13, 2012, and our puttable common stock were considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period and thus required the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among our common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.

No preferred stock was outstanding as of March 31, 2012, as a result of our initial public offering on February 13, 2012 when all convertible preferred stock was converted into common stock.

Factors Affecting Our Results of Operations

We have benefited significantly from growth in the global software development services industry. Growth in the industry is driven by the needs of major corporations to maintain and upgrade the technology and services required to operate in a cost-efficient manner. Software companies are also increasingly outsourcing work to IT services providers in order to streamline and reduce the cost of the software development process. The CEE software development services market is growing rapidly due to its large pool of skilled IT professionals, highly developed infrastructure, strong government support and incentives, the geographic and cultural proximity between CEE countries and Europe and the desire of clients to diversify their use of software development services to multiple delivery locations.

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

We believe that the most significant factors affecting our results of operations include:

•	market demand for software development services;

•	economic growth rates in the industries and countries in which our clients operate;

•	shortages of skilled IT professionals;

•	ISVs and technology companies increasingly outsourcing work to IT service professionals to more efficiently scale their operations with strong software engineering skills;

•	wage rates in countries where we operate, particularly in CEE countries where most of our employees are based; and

•	changes in foreign exchange rates, especially relative changes in exchange rates between the U.S dollar and the British pound, euro, Russian ruble and Hungarian forint.

Our results of operations in any given period are also directly affected by company-specific factors, including:

•	our ability to obtain new clients and generate repeat business from existing clients;

•	our ability to expand the quality, range and delivery of our portfolio of service offerings and our expertise relative to our competitors;

•	our ability to efficiently manage and utilize our IT professionals; and

•	our ability to identify, integrate and effectively manage businesses that we acquire.

Certain Income Statement Line Items

Revenues

Revenues are derived primarily from providing software development services to our clients. During the three months ended March 31, 2012, revenues increased by 29.6% to $94.4 million from $72.8 million in the first quarter of 2011. We discuss below the breakdown of our revenues by service offering, vertical, client location, contract type and client concentration. Revenues consist of IT services revenues and reimbursable expenses and other revenues, which primarily include travel and entertainment costs that are chargeable to clients.

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

	Three Months Ended March 31,
	2012		2011
	(in thousands, except percentages)
Vertical
ISVs and Technology	$24,100	25.5%	$19,937	27.4%
Banking and Financial Services	22,567	23.9	16,307	22.4
Business Information and Media	15,453	16.4	15,156	20.8
Travel and Hospitality	11,645	12.3	7,748	10.6
Retail and Consumer	12,234	13.0	5,783	7.9
Other verticals	7,297	7.7	6,771	9.4
Reimbursable expenses and other revenues	1,087	1.2	1,100	1.5

Revenues	$94,383	100.0%	$72,802	100.0%

Revenues by Client Location

Our revenues are sourced from three geographic markets: North America, Europe and the CIS. We present our revenues by client location based on the location of the specific client site that we serve, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. As such, revenues by client location differ from the segment information in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report, which information is not solely based on the geographic location of the clients but rather is based on managerial responsibility for a particular client regardless of client location. The following table sets forth revenues by client location by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	(in thousands, except percentages)
Client Location
North America	$46,822	49.6%	$37,308	51.2%
Europe	35,321	37.4	21,781	29.9
United Kingdom	22,928	24.3	13,668	18.8
Other	12,393	13.1	8,113	11.1
CIS	11,153	11.8	12,613	17.4
Russia	9,098	9.6	9,503	13.1
Other	2,055	2.2	3,110	4.3
Reimbursable expenses and other revenues	1,087	1.2	1,100	1.5

Revenues	$94,383	100.0%	$72,802	100.0%

Revenues by Service Offering

Software development includes software product development, custom application development services and enterprise application platform services, and has historically represented, and we expect to continue to represent, the substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	(in thousands, except percentages)
Service Offering
Software development	$62,883	66.6%	$47,995	65.9%
Application testing services	18,868	20.0	14,310	19.7
Application maintenance and support	8,241	8.7	6,646	9.1
Infrastructure services	2,604	2.8	1,947	2.7
Licensing	700	0.7	804	1.1
Reimbursable expenses and other revenues	1,087	1.2	1,100	1.5

Revenues	$94,383	100.0%	$72,802	100.0%

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

The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	(in thousands, except percentages)
Contract Type
Time-and-material	$84,257	89.3%	$63,038	86.6%
Fixed-price	8,339	8.8	7,860	10.8
Licensing	700	0.7	804	1.1
Reimbursable expenses and other revenues	1,087	1.2	1,100	1.5

Revenues	$94,383	100.0%	$72,802	100.0%

Revenues by Client Concentration

We have grown our revenues from our clients by continually expanding the scope and size of our engagements, and we have grown our key client base through internal business development efforts and several strategic acquisitions.

Our focus on delivering quality to our clients is reflected by an average of 80.6% and 65.2% of our revenues during the three months ended March 31, 2012 coming from clients that had used our services for at least two and three years, respectively. In addition, we have significantly grown the size of existing accounts. The number of clients that accounted for over $5.0 million in annual revenues was 15 in 2011, and the number of clients that generated at least $0.5 million in revenues in 2011was 98.

The following table sets forth revenues contributed by our top five and top ten clients by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	(in thousands, except percentages)
Top five	$32,605	34.5%	$24,910	34.2%
Top ten	45,453	48.2	33,570	46.1

During the three months ended March 31, 2012 we had no clients accounting for over 10% of our revenues. During the three months ended March 31, 2011, one client, Thomson Reuters accounted for over 10% of our revenues. The volume of work we perform for specific clients is likely to vary from year to year, as we are typically not any client’s exclusive external IT services provider, and a major client in one year may not contribute the same amount or percentage of our revenues in any subsequent year.

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

Provision for Income Taxes

Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During the three months ended March 31, 2012 and 2011, we had $10.8 million and $5.2 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. The statutory tax rate in our foreign jurisdictions is lower than the statutory U.S. tax rate. Additionally, we have secured special tax benefits in Belarus and Hungary as described below. As a result, our provision for income taxes is low in comparison to income before taxes due to the benefit received from increased income earned in low tax jurisdictions. The foreign tax rate differential represents this significant reduction. Changes in the geographic mix or estimated level of annual pre-tax income can also affect our overall effective income tax rate.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations by amount and as a percentage of our revenues for the periods indicated. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
	2012		2011
	(in thousands, except percentages)
Revenues	$94,383	100.0%	$72,802	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	60,175	63.8	45,505	62.5
Selling, general and administrative expenses(2)	17,627	18.7	13,793	18.9
Depreciation and amortization expense	2,211	2.3	1,690	2.3
Other operating expenses, net	586	0.6	2	0.0

Income from operations	13,784	14.6	11,812	16.3
Interest and other income, net	476	0.5	187	0.3
Foreign exchange (loss)	80	0.1	(134)	(0.2)

Income before provision for income taxes	14,340	15.2	11,865	16.4
Provision for income taxes	2,241	2.4	2,123	3.0

Net income	$12,099	12.8%	$9,742	13.4%

(1)	Includes stock-based compensation expense of $566 and $270 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Includes stock-based compensation expense of $984 and $444 for the three months ended March 31, 2012 and 2011, respectively.

First Quarter of 2012 Compared to First Quarter 2011

Revenues

Revenues were $94.4 million in the first quarter of 2012, representing an increase of 29.6% from $72.8 million in the first quarter of 2011. The increase was primarily driven by the following factors:

•

increased revenue across all of our key verticals. In particular, Banking and Financial Services continued to experience an increase in revenues on strong demand from existing clients, with revenues growing by $6.3 million, or 38.4%, to $22.6 million in the first quarter of 2012 as compared to $16.3 million in the first quarter of 2011;

•

revenues from Europe grew 62.2% to $35.3 million in the first quarter of 2012 from $21.8 million in the first quarter of 2011, and revenues from North America grew 25.5% to $46.8 million in the first quarter of 2012 from $37.3 million in the first quarter of 2011; and

•

revenues from existing clients continued to increase during the first quarter of 2012. Revenues attributable to our top ten clients as of March 31, 2012 increased by $11.9 million in the first quarter of 2012 as compared to the first quarter of 2011. This represented 55.0% of the overall increase in revenues in the first quarter of 2012.

Cost of Revenues (Exclusive of Depreciation and Amortization)

Cost of revenues (exclusive of depreciation and amortization) was $60.2 million in the first quarter of 2012, representing an increase of 32.2% from $45.5 million in the first quarter of 2011. The increase was primarily attributable to a net increase of 1,506 IT professionals from March 31, 2011 to March 31, 2012, to support the growth in demand for our services. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased to 63.8% in the first quarter of 2012 from 62.5% in the first quarter of 2011 primarily due to increase in compensation and benefits of our IT professionals and external contractors in the first quarter of 2012 compared to such period of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.6 million in the first quarter of 2012, representing an increase of 27.8% from $13.8 million in the first quarter of 2011. The growth was primarily attributable to increased overhead costs and non-production staff required to support the growth in the business. Non-production staff headcount increased by 321, or 34.9%, from 920 at March 31, 2011 to 1,241 at March 31, 2012, stock compensation expense increased from $0.4 million to $1.0 million due to issuance of restricted stock to certain directors, and facilities expenses increased by $0.7 million, or 23.6% in the first quarter of 2012, to $3.7 million as compared to the first quarter of 2011. However, as a percentage of revenues, selling, general and administrative expenses decreased to 18.7% in the first quarter of 2012 from 18.9% in the first quarter of 2011 primarily due to decreasing use of external contractors and consultants as a result of growth in non-production staff headcount.

Depreciation and Amortization Expense

Depreciation and amortization expense was $2.2 million in the first quarter of 2012, representing an increase of 30.8% from $1.7 million in the first quarter of 2011. The increase was primarily attributable to additional capital expenditures in IT equipment to support the growth in the headcount. As a percentage of revenues, depreciation and amortization expense was 2.3% in the first quarter of 2012 and 2011.

Other Operating expenses, net

Other operating expenses were $0.6 million in the first quarter of 2012 due to the issuance of 53,336 shares of common stock to Instant Information Inc., a 2010 asset acquisition, upon the completion of the initial public offering.

Interest and Other Income, Net

Interest income was $0.4 million in the first quarter of 2012, representing an increase of 124.3% from $0.2 million in the first quarter of 2011. The increase was primarily driven by the interest paid on cash which increased 100% from an average balance of $58.3 million during the first quarter of 2011 to $116.8 million during the first quarter of 2012.

Provision for Income Taxes

Provision for income taxes was $2.2 million in the first quarter of 2012, increasing from $2.1 million in the first quarter of 2011. The increase was primarily attributable to significant growth in consolidated pre-tax income. However, in the first quarter of 2012, our worldwide effective tax rate was 15.6% as compared to our worldwide effective tax rate of 17.9% in the first quarter of 2011. The primary reason for the decrease can be attributable to the movement of a portion of our pre-tax income from the United States to countries with lower statutory tax rates such as the United Kingdom, Russia and Belarus; and the reduction in 2012 statutory tax rates in Ukraine, the United Kingdom and, to a lesser extent, in Switzerland.

Liquidity and Capital Resources

Capital Resources

At March 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $112.7 million and $23.4 million of available borrowings under our revolving line of credit. At March 31, 2012, we had cash and cash equivalents of $112.7 million, of which $64.5 million was held outside the United States, including $40.5 million held in U.S. dollar denominated accounts in Belarus, which accrued at an average interest rate of 5.7% during the first quarter of 2012. We have a $30.0 million revolving line of credit with PNC Bank, National Association. Advances under our revolving line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. Our revolving line of credit is secured by the grant of a security interest in all of our U.S. trade receivables and cash on hand in favor of the bank and contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility so that we will remain in compliance with its terms in the foreseeable future. Our revolving line of credit expires on October 15, 2013. At March 31, 2012, we had no borrowings outstanding under our revolving line of credit.

The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $63.8 million would be subject to foreign withholding taxes, of which $60.5 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing.

To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Consolidated Statements of Cash Flow Data:
Net cash (used in)/ provided by operating activities	$(4,745)	$362
Net cash used in investing activities	(3,719)	(6,401)
Net cash provided by financing activities	31,309	—
Effect of exchange-rate changes on cash and cash equivalents	1,095	666

Net increase/ (decrease) in cash and cash equivalents	$23,940	$(5,373)

Cash and cash equivalents, beginning of period	88,796	54,004

Cash and cash equivalents, end of period	$112,736	$48,631

Operating Activities

Net cash provided by operations decreased by $5.1 million to $4.7 million cash outflow during the first quarter of 2012 from $0.4 million net cash provided by operations during the first quarter of 2011. Increase in net income of $4.0 million before accounting for non-cash items in the first quarter of 2012 was more than offset by an increase in net trade and unbilled accounts receivable of $2.5 million and a decrease in accrued compensation of $7.2 million as a result of higher bonus payments relating to 2011 performance made in the first quarter of 2012 compared to such payments made in the first quarter of 2011. Bonus payments made in the first quarter of 2011 were based on 2010 results which were lower than those reported in 2011, thus driving an increase in cash used in operations.

Investing Activities

Net cash of $3.7 million was used in investing activities during the first quarter of 2012 as compared to $6.4 million of net cash used in investing activities during the first quarter of 2011. Capital expenditures decreased by $3.0 million to $3.3 million in the first quarter of 2012 primarily due to fit-out costs for the expanded facilities incurred in the first quarter of 2011 that didn’t recur in the first quarter of 2012. This was partially offset with $0.6 million spent on construction of a new building in Belarus.

Financing Activities

Net cash provided by financing activities during the first quarter of 2012 increased by $31.3 million as compared to zero cash flows from financing activities in the same period of 2011. This was primarily due $31.2 million received in connection with initial public offering of common stock in the first quarter of 2012.

Contractual Obligations and Future Capital Requirements

Contractual Obligations

Set forth below is information concerning our fixed and determinable contractual obligations as of March 31, 2012.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$25,489	$9,672	$9,617	$3,356	$2,844
Other long-term obligations (1)	16,309	16,309	—	—	—

	$41,798	$25,981	$9,617	$3,356	$2,844

(1)	On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS of approximately $17,209 for the construction of a 14,071 square meter office building within the High Technology Zone in Minsk, Belarus. The building is expected to be operational in the second half of 2012.

Off-Balance Sheet Commitments and Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to off-balance sheet risks.

Recent Accounting Pronouncements

See Note 12 to our unaudited condensed consolidated financial statements for additional information.

Forward-Looking Statements

This quarterly report on Form 10-Q contains estimates and forward-looking statements, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors”. Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report, may adversely affect our results as indicated in forward-looking statements. You should read this quarterly report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to the revenues. For the first quarter of 2012 and 2011, our top five clients accounted for 34.5% and 34.2% revenues, respectively. One client, Thomson Reuters, accounted for over 10% of revenues in the first quarter of 2011. There were no such customers in the first quarter of 2012. Accounts receivable and unbilled revenues for this client were 15.9% and 15.0% of total accounts receivable and unbilled revenues as of December 31, 2011, respectively.

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

Foreign Exchange Risk

Our condensed consolidated financial statements are reported in U.S. dollars. However, we generate a significant portion of our revenues in certain non-U.S. dollar currencies, principally, euros, British pounds and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro and/or the British pound appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the first quarter ended March 31, 2012, a 1.0% appreciation / (depreciation) of the euro and the British pound against the U.S. dollar would each result in an estimated increase / (decrease) of approximately $0.1 million in net income.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATAION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

In January 2012 we issued 194,800 shares of restricted common stock to one of our executive officers with an unrecognized compensation cost of $2.3 million. The recipient was an accredited investor within the meaning of Regulation D under the Securities Act. In January 2012, we issued 11,764 shares of restricted common stock to our non-employee directors with an unrecognized compensation cost of $0.1 million.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D or Rule 701 promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents share activity for the three months ended March 31, 2012.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2012	—	—	—	—
February 1-29, 2012	26,323	12.00	—	—
March 1-31, 2012	6,703	18.10	—	—

Total	33,026	13.24	—	—

(1)	Consists of shares retained by the Company through net share settlements in connection with the satisfaction of the exercise price and tax withholding obligations with respect to the exercise of stock options by certain employees. The shares retained by the Company through these net share settlements were not a part of a Board-authorized repurchase program but instead were authorized under the Company’s equity compensation plans.

Use of Proceeds from the Sales of Registered Securities

On February 13, 2012, we completed our initial public offering of common stock pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-174827), that was declared effective on February 7, 2012. Under the registration statement, we registered the offering and sale of an aggregate of 6,900,000 shares of common stock. All of the 6,900,000 shares of common stock registered under the registration statement, which included 900,000 shares of common stock sold by us pursuant to an over-allotment option granted to the underwriters, were sold at a price to the public of $12.00 per share. Citigroup Global Markets Inc., UBS Securities LLC, Barclays Capital Inc. and Renaissance Securities (Cyprus) Limited acted as joint book-running managers of the offering and as representatives of the underwriters. Of the 6,900,000 shares of common stock sold, we issued and sold 2,900,000 shares of common stock and the selling stockholders sold 4,000,000 shares of common stock, resulting in gross proceeds to us of $34.8 million, and $29.0 million in net proceeds after deducting underwriting discounts and commissions of $2.4 million and offering expenses of $3.4 million. The offering expenses include SEC registration fees, FINRA filing fees, NYSE listing fees and expenses, legal fees and expenses, printing expenses, transfer agent fees and expenses, accounting fees and expenses as well as other miscellaneous fees and expenses. We did not receive any proceeds from the sale of common stock by the selling stockholders.

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

Item 5. Other Information

The annual meeting of the stockholders of EPAM (the “Annual Meeting”) was held on February 3, 2012. At the Annual Meeting, the stockholders voted on the following proposal and cast their votes as described below:

The individuals below were elected serve until the expiration of their term (as provided below) until their successors were duly elected and qualified.

			Number of Votes
Name	Class	Term Expiration	For	Against	Abstain
Karl Robb	I	Annual Meeting of Stockholders held in 2013	10,245,570	—	6,864
Ross Goodhart	I	Annual Meeting of Stockholders held in 2013	16,439,480	—	—
Andrew J. Guff	II	Annual Meeting of Stockholders held in 2014	16,439,480	—	—
Donald P. Spencer	II	Annual Meeting of Stockholders held in 2014	16,439,480	—	—
Ronald P. Vargo	II	Annual Meeting of Stockholders held in 2014	29,007,266	—	6,864
Arkadiy Dobkin	III	Annual Meeting of Stockholders held in 2015	10,245,570	—	6,864
Robert Segert	III	Annual Meeting of Stockholders held in 2015	29,007,266	—	6,864

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Ilya Cantor
Name: Ilya Cantor
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)