Form 10-Q
period 2012-06-30
EPAM Systems, Inc.
filed 2012-08-09
CIK 1352010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35418

EPAM SYSTEMS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	223536104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 University Drive, Suite 202 Newtown, Pennsylvania	18940
(Address of principal executive offices)	(Zip code)

267-759-9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of August 3, 2012
Common Stock, par value $0.01 per share	42,782,672 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2012	As of December 31, 2011
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$104,930	$88,796
Accounts receivable, net of allowance of $1,875 and $2,250, respectively	68,186	59,472
Unbilled revenues	36,817	24,475
Prepaid and other current assets	10,323	6,436
Restricted cash, current	516	—
Deferred tax assets, current	4,000	4,384

Total current assets	224,772	183,563
Property and equipment, net	40,219	35,482
Restricted cash, long-term	1,921	2,582
Intangible assets, net	6,227	1,251
Goodwill	12,436	8,169
Deferred tax assets, long-term	1,866	1,875
Other long-term assets	553	2,691

Total assets	$287,994	$235,613

Liabilities
Current liabilities
Accounts payable	$4,345	$2,714
Accrued expenses	10,296	24,782
Deferred revenue	4,607	6,949
Due to employees	13,326	8,234
Taxes payable	10,095	8,712
Deferred tax liabilities, current	1,232	1,736

Total current liabilities	43,901	53,127
Taxes payable, long-term	1,218	1,204
Deferred tax liabilities, long-term	269	283

Total liabilities	45,388	54,614

Commitments and contingencies (See Note 9)
Preferred stock, $.001 par value; 0 and 5,000,000 authorized at June 30, 2012 and December 31, 2011; 0 and 2,054,935 Series A-1 convertible redeemable preferred stock issued and outstanding at June 30, 2012 and December 31, 2011; $.001 par value 0 and 945,114 authorized at June 30, 2012 and December 31, 2011, 0 and 384,804 Series A-2 convertible redeemable preferred stock issued and outstanding at June 30, 2012 and December 31, 2011	—	85,940
Stockholders’ equity
Common stock, $.001 par value; 160,000,000 authorized; 44,049,919 and 18,914,616 shares issued, 42,767,545 and 17,158,904 shares outstanding at June 30, 2012 and December 31, 2011, respectively	43	17
Preferred stock, $.001 par value; 0 and 290,277 authorized Series A-3 convertible preferred stock issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	158,667	40,020
Retained earnings	99,928	74,508
Treasury stock	(11,666)	(15,972)
Accumulated other comprehensive loss	(4,366)	(3,514)

Total stockholders’ equity	242,606	95,059

Total liabilities and stockholders’ equity	$287,994	$235,613

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Revenues	$103,800	$80,176	$198,183	$152,978
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	63,803	48,816	123,978	94,321
Selling, general and administrative expenses	20,711	16,805	38,338	30,598
Depreciation and amortization expense	2,423	1,959	4,634	3,649
Goodwill impairment loss	—	1,697	—	1,697
Other operating expenses, net	33	21	619	23

Income from operations	16,830	10,878	30,614	22,690
Interest and other income, net	460	428	936	615
Foreign exchange loss	(1,394)	(703)	(1,314)	(837)

Income before provision for income taxes	15,896	10,603	30,236	22,468
Provision for income taxes	2,575	2,326	4,816	4,449

Net Income	$13,321	$8,277	$25,420	$18,019

Comprehensive income (Note 10)	$10,857	$8,445	$24,568	$19,438

Accretion of preferred stock	—	$(15,271)	—	$(17,563)
Net income allocated to participating securities	—	—	$(3,176)	$(4,188)
Net income/(loss) available for common stockholders	$13,321	$(6,994)	$22,244	$(3,732)

Net income/(loss) per share of common stock:
Basic (common)	$0.31	$(0.41)	$0.60	$(0.22)
Basic (puttable common)	—	—	—	$0.19
Diluted (common)	$0.29	$(0.41)	$0.55	$(0.22)
Diluted (puttable common)	—	—	—	$0.18
Shares used in calculation of net income per share of common stock:
Basic (common)	42,475	17,056	36,987	17,055
Basic (puttable common)	—	57	—	57
Diluted (common)	46,382	20,300	40,820	20,299
Diluted (puttable common)	—	57	—	57

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$25,420	$18,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,634	3,649
Bad debt (recovery) /expense	(7)	382
Deferred taxes	39	71
Stock-based compensation	3,323	1,369
Goodwill impairment loss (Note 4)	—	1,697
Non-cash stock charge (Note 2)	640	—
Other	(140)	(94)
Change in operating assets and liabilities:
Accounts receivable	(6,803)	(3,504)
Unbilled revenues	(12,241)	(7,760)
Prepaid expenses and other assets	955	(3,062)
Accounts payable	349	1,011
Accrued expenses and other liabilities	(14,516)	(3,796)
Deferred revenue	(2,482)	(1,077)
Due to employees	4,982	4,076
Taxes payable	(2,524)	(203)

Net cash provided by operating activities	1,629	10,778

Cash flows from investing activities:
Purchases of property and equipment	(6,410)	(7,020)
Payment for construction of building in Minsk	(3,232)	—
Decrease/(increase) in restricted cash and other long-term assets, net	94	(139)
Acquisition of business, net of cash acquired (Note 3)	(6,990)	—

Net cash used in investing activities	(16,538)	(7,159)

Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	32,364	—
Costs related to stock issue	(1,766)	(167)
Repurchase of common stock	(50)	—
Proceeds related to line of credit	—	5,000
Excess tax benefit on stock-based compensation plans	301	—
Other	248	12

Net cash provided by financing activities	31,097	4,845

Effect of exchange rate changes on cash and cash equivalents	(54)	865

Net increase in cash and cash equivalents	16,134	9,329
Cash and cash equivalents, beginning of period	88,796	54,004

Cash and cash equivalents, end of period	$104,930	$63,333

Summary of non-cash investing and financing transactions:

•	Accretion of Series A-2 convertible redeemable preferred stock was $0 for the six months ended June 30, 2012 and $17,563 for the six months ended June 30, 2011.

•	Total incurred but not paid costs related to stock issue were $0 for the six months ended June 30, 2012 and $949 for the six months ended June 30, 2011.

•	Total incurred but not paid costs related to acquisition of Thoughtcorp, Inc. were $234 for the six months ended June 30, 2012 and $0 for the six months ended June 30, 2011.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

EPAM is classified as an emerging growth company under the JOBS Act and is eligible to take advantage of the accommodations described above for as long as it retains this status. However, EPAM has elected not to take advantage of the transition period described in (2) above, which is the exemption provided in Section 7(a)(2)(B) of the Securities Act of 1933 and Section 13(a) of the Securities Exchange Act of 1934 (in each case as amended by the JOBS Act) for complying with new or revised financial accounting standards. EPAM will therefore comply with new or revised financial accounting standards to the same extent that a non-emerging growth company is required to comply with such standards.

2. PREFERRED AND COMMON STOCK

On January 19, 2012, the Company effected an 8-to-1 stock split of the Company’s common stock, on which date the number of authorized common and preferred stock was increased to 160,000,000 and 40,000,000 shares, respectively. All shares of common stock, options to purchase common stock and per share information presented in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which the then outstanding shares of Series A-1 Preferred, Series A-2 Preferred and Series A-3 Preferred Stock were convertible into shares of common stock had been adjusted to reflect the effects of the common stock split, such that each share of preferred stock was convertible into eight shares of common stock.

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

Upon the closing of the initial public offering, all outstanding Series-A1 and Series-A2 convertible redeemable preferred stock, and Series A3 convertible preferred stock were converted into a total of 21,840,128 shares of common stock, as shown in the table below.

Conversion Shares
Series A-1 Convertible Redeemable Preferred Stock	16,439,480
Series A-2 Convertible Redeemable Preferred Stock	3,078,432
Series A-3 Convertible Preferred Stock	2,322,216

Total	21,840,128

On August 20, 2010, the Company entered into an agreement with Instant Information Inc. to issue shares of common stock to Instant Information Inc. as consideration for the acquisition of the assets of Instant Information Inc. subject to achievement of certain financial milestones or upon the completion of an initial public offering by the Company. A total of 53,336 shares of common stock were issued to Instant Information Inc. upon completion of the Company’s initial public offering for an aggregate value of $640, which was expensed during the first quarter of 2012.

On May 25, 2012, the Company issued a total of 434,546 shares of common stock in connection with the acquisition of Thoughtcorp, Inc. (Note 3).

3. ACQUISITIONS

Thoughtcorp, Inc. – On May 23, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Thoughtcorp, Inc., a Toronto-based software solutions provider (“Thoughtcorp”). The acquisition is intended to expand the Company’s geographic footprint within North America, and complement its global delivery capabilities with expertise in areas such as Agile Development, Enterprise Mobility and Business Intelligence. In addition, Thoughtcorp brings significant telecommunications expertise, and is also expected to expand and enhance the Company’s offering within the Financial and Retail verticals.

The purchase price was comprised of approximately $7,596 paid in cash and 217,274 shares of common stock with the fair value of $3,607 at the acquisition date. Half of these shares were placed in escrow for a period of 18 months as a security for the indemnification obligations of the sellers under the asset purchase agreement. Additionally, the Company issued to the sellers 217,272 shares of non-vested (“restricted”) common stock contingent on their continued employment with the Company (Note 12). These shares have an estimated value of $3,607 and will be recorded as stock-based compensation expense over an associated service period of two years.

The purchase price was allocated to the assets acquired based on their related fair values, as follows:

Cash and cash equivalents	$1,111
Trade receivables and other current assets	2,484
Property and equipment	92
Acquired intangible assets	5,296
Goodwill	4,383

Total assets acquired	13,366

Accounts payable and accrued expenses	461
Assumed shareholder and director loans	1,290
Deferred revenue and other liabilities	411

Total liabilities assumed	2,162

Net assets acquired	$11,204

The Company performed a valuation analysis to determine the fair values of certain intangible assets of Thoughtcorp as of the acquisition date. As part of the valuation process, the excess earnings method was used to determine the value of customer relationships. Fair values of trade name and non-competition agreements were determined using the relief from royalty and discounted earnings methods, respectively. The Company expects approximately $9,678 of tax goodwill. Of this amount 75% is deductible at 7% per annum on a declining basis.

The following table presents the estimated fair values and useful lives of intangible assets acquired:

	May 23, 2012	Weighted Average Useful Life (in years)
Customer relationships	$2,810	15
Trade names	2,014	5
Non-competition agreements	472	5

Total	$5,296

The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date to estimate the fair values of the assets acquired and liabilities assumed. The Company believes such information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair values of intangible assets and deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Thoughtcorp acquisition date.

Included in consolidated statements of income for the three and six months ended June 30, 2012 are $1,093 and $14 of revenues and net income of the acquiree, respectively.

Total acquisition-related post-combination compensation expense recognized for the three and six month ended June 30, 2012 was $222 and is presented within selling, general and administrative expenses. Total acquisition-related costs were $307 and $366 and are presented within selling, general and administrative expenses for the three and six months ended June 30, 2012.

Pro forma results of operations for the Thoughtcorp acquisition completed during the six months ended June 30, 2012 have not been presented because the effects of the acquisition were not material to the Company’s consolidated results of operations.

4. GOODWILL

Changes in goodwill for the six months ended June 30, 2012 are as follows:

	North America	EU	Russia	Other	Total
Balance as of January 1, 2012
Goodwill	$2,286	$2,864	$3,019	$1,697	$9,866
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	2,286	2,864	3,019	—	8,169

Acquisition of Thoughtcorp, Inc. (Note 3).	4,383	—	—	—	4,383
Effect of net foreign currency exchange rate changes	(31)	—	(85)	—	(116)

Balance as of June 30, 2012
Goodwill	6,638	2,864	2,934	1,697	14,133
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	$6,638	$2,864	$2,934	—	$12,436

As part of the Thoughtcorp acquisition, substantially all of the employees of the acquiree accepted employment with the Company. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire Thoughtcorp is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s Canadian operations and is presented within North America.

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

As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, the Company performed a goodwill impairment test. In assessing impairment in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other,” the Company determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $1,697. The Company completed its annual impairment testing in the fourth quarter of fiscal 2011 and found no indication of goodwill impairment for its North America, EU, or Russia reporting units.

5. RESTRICTED CASH

Restricted cash consists of the following:

	June 30, 2012	December 31, 2011
Security deposits under client contracts	$1,881	$2,082
Deposit under employee loan programs	449	393
Security deposit under operating leases	107	107

Total	$2,437	$2,582

At June 30, 2012, and December 31, 2011, security deposits under client contracts included fixed amounts placed in respect of letters of credit and a bank guarantee intended to secure appropriate performance under respective contracts. The Company estimates the probability of non-performance under the contracts as remote, therefore, no provision for losses has been created in respect of these amounts as of June 30, 2012, and December 31, 2011.

Included in restricted cash as of June 30, 2012 and December 31, 2011, were deposits of $449 and $393, respectively, placed in connection with certain employee loan programs (See Note 9).

6. LONG-TERM DEBT

Revolving Line of Credit — In November 2006, the Company entered into a revolving credit loan and security agreement (collectively the “Credit Facility” or “Facility”) with a bank (the “Bank”). The Credit Facility is comprised of a five year revolving line of credit pursuant to which the Company can borrow up to $7,000 at any point in time based on borrowing availability, as defined, at LIBOR plus 1.25%. In September 2010, the Company extended the term of the Facility through October 15, 2013. On July 25, 2011, the Company and the Bank agreed to amend the Facility to increase the borrowing capacity to $30,000. The maximum borrowing availability under the Facility is based upon a percentage of eligible accounts receivable and cash in US Dollars. As of June 30, 2012 and December 31, 2011, the Company’s borrowing availability was $24,665 and $30,000, respectively.

The Facility is collateralized by 85% of US trade receivables, as defined, and US Dollar cash representing the lesser of (a) available cash on hand, and (b) $10,000, $5,000 and $0 for the periods ended December 31, 2011, 2012 and 2013, respectively. The Facility contains affirmative and negative covenants, including financial and coverage ratios. As of June 30, 2012 and December 31, 2011, the Company had no outstanding borrowing under the Facility and was in compliance with all debt covenants as of those dates.

7. INCOME TAXES

The Company’s worldwide effective tax rate was 16.2% and 21.9%, and 15.9% and 19.8% for the three and six months ended June 30, 2012 and 2011, respectively. The decrease in the Company’s worldwide effective tax rate in the second quarter of 2012 and six months ended June 30, 2012, as compared to the same periods of 2011 was primarily due to (a) the movement of a portion of the Company’s pre-tax income from the United States to countries with lower statutory tax rates such as the United Kingdom, Russia and Belarus; and (b) the reduction in 2012 statutory tax rates in Ukraine and the United Kingdom.

8. EARNINGS PER SHARE

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

No preferred stock was outstanding as of June 30, 2012, as a result of the Company’s initial public offering on February 13, 2012 when all convertible preferred stock was converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)

Numerator for common earnings per share:
Operating expenses:
Net income	$13,321	$8,277	$25,420	$18,019
Accretion of preferred stock	—	(15,271)	—	(17,563)
Net income allocated to participating securities	—	—	(3,176)	(4,188)

Numerator for basic (common) earnings per share	13,321	(6,994)	22,244	(3,732)
Effect on income available from reallocation of options	—	3,629	264	3,946

Numerator for diluted (common) earnings per share	$13,321	$(3,365)	$22,508	$214

Numerator for (puttable common) earnings per share:
Net income allocated to basic (puttable common)	—	—	—	11
Effect on income available from reallocation of options	—	—	—	(1)

Numerator for diluted (puttable common) earnings per share	—	—	—	10

Denominator for basic (common) earnings per share:
Weighted average common shares outstanding	42,475	17,056	36,987	17,055
Effect of dilutive securities:
Stock options	3,907	3,244	3,833	3,244

Denominator for diluted (common) earnings per share	46,382	20,300	40,820	20,299

Denominator for basic and diluted (puttable common) earnings per share:
Weighted average puttable common shares outstanding	—	57	—	57

Earnings/(loss) per share:
Basic (common)	$0.31	$(0.41)	$0.60	$(0.22)
Basic (puttable common)	—	—	—	$0.19
Diluted (common)	$0.29	$(0.41)	$0.55	$(0.22)
Diluted (puttable common)	—	—	—	$0.18
Anti-dilutive options not included in the calculation	1,393	—	1,396	—

9. COMMITMENTS AND CONTINGENCIES

Employee Loan Program — Beginning in third quarter of 2006, the Company started to guarantee bank loans for certain of its key employees. Under the conditions of the guarantees, the Company is required to maintain a security deposit of 30% of the value of loans outstanding at each reporting date. While the program has been discontinued, total commitment of the Company under these guarantees remains at $648 as of June 30, 2012. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the six months ended June 30, 2012.

Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for approximately $17,209 for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the first quarter of 2013. As of June 30, 2012, total commitment of the Company was $13,672.

10. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(4,366)	$(3,514)

Total accumulated other comprehensive income	$(4,366)	$(3,514)

The components of comprehensive income for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$13,321	$8,277	$25,420	$18,019
Foreign currency translation adjustments	(2,464)	168	(852)	1,419

Total comprehensive income	$10,857	$8,445	$24,568	$19,438

11. OPERATING SEGMENTS

The Company’s reportable segments are: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. The Company’s Chief Operating Decision Maker (CODM) evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by the CODM. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.

Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and six months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total segment revenues:
North America	$46,703	$36,224	$89,566	$70,390
Europe	40,794	30,567	80,655	55,769
Russia	9,778	10,857	19,255	20,853
Other	6,501	2,438	8,671	5,767

Total segment revenues	$103,776	$80,086	$198,147	$152,779

Segment operating profit:
North America	$10,440	$8,333	$20,166	$16,957
Europe	7,003	6,394	15,663	10,778
Russia	1,499	2,267	1,818	3,649
Other	3,119	(249)	3,320	47

Total segment operating profit	$22,061	$16,745	$40,967	$31,431

Intersegment transactions were excluded from the above on the basis they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.

Reconciliation of segment revenues and operating profit to consolidated income from operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total segment revenues	$103,776	$80,086	$198,147	$152,779
Unallocated revenue	24	90	36	199

Revenues	$103,800	$80,176	$198,183	$152,978

Total Segment operating profit:	$22,061	$16,745	$40,967	$31,431
Unallocated amounts:
Other revenues	24	90	36	199
Stock-based compensation expense	(1,773)	(655)	(3,323)	(1,369)
Stock charge (Note 2)	—	—	(640)	—
Non-corporate taxes	(514)	(1,015)	(1,239)	(1,595)
Professional fees	(889)	(1,083)	(1,318)	(1,381)
Depreciation and amortization	(151)	(246)	(308)	(476)
Bank charges	(296)	(180)	(545)	(329)
Goodwill impairment loss (Note 4)	—	(1,697)	—	(1,697)
Other corporate expenses	(1,632)	(1,081)	(3,016)	(2,093)

Income from operations	$16,830	$10,878	$30,614	$22,690

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably amongst the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	As of June 30, 2012	As of December 31, 2011
Belarus	$29,232	$26,001
Ukraine	4,997	4,314
Russia	2,338	2,011
United States	1,425	1,445
Hungary	1,581	1,108
Other	646	603

Total	$40,219	$35,482

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$48,565	$39,387	$94,604	$76,644
United Kingdom	22,858	17,292	45,786	30,960
Russia	9,393	10,309	18,491	19,812
Switzerland	6,797	3,777	12,942	7,372
Germany	3,959	1,757	7,441	3,082
Ukraine	4,321	218	4,375	845
Kazakhstan	1,662	1,909	3,333	3,654
Sweden	1,017	1,439	2,472	2,737
Netherlands	868	1,022	1,658	2,264
Other locations	2,654	1,360	4,288	2,802
Reimbursable expenses and other revenues	1,706	1,706	2,793	2,806

Revenues	$103,800	$80,176	$198,183	$152,978

Revenues by client location differ from the segment information above, which is not solely based on the geographic location of the clients but rather is based on managerial responsibility for a particular client regardless of where the client is located.

Service Offering Information

Information about the Company’s revenues by service offering was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Offering

Software development	$69,268	$52,450	$132,151	$100,445
Application testing services	20,428	16,354	39,296	30,664
Application maintenance and support	8,728	6,755	16,969	13,401
Infrastructure services	3,148	2,107	5,752	4,054
Licensing	522	804	1,222	1,608
Reimbursable expenses and other revenues	1,706	1,706	2,793	2,806

Revenues	$103,800	$80,176	$198,183	$152,978

12. STOCK-BASED COMPENSATION

The following costs related to the Company’s stock compensation plans are included in the unaudited consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$884	$260	$1,450	$530
Selling, general and administrative	889	395	1,873	839

Total	$1,773	$655	$3,323	$1,369

On January 16, 2012, the Company issued 194,800 shares of non-vested (“restricted”) common stock to Mr. Robb, President of EU Operations and Executive Vice President. These restricted shares vested 25% on January 16, 2012, and are scheduled to vest 25% on each of January 1, 2013, 2014, and 2015. On termination of Mr. Robb’s service to the Company with Cause or without Good Reason (in each case, as defined in the award agreement), any unvested restricted shares will be forfeited. In addition, under the restricted stock award agreement, Mr. Robb is subject to perpetual confidentiality and non-disclosure obligations as well as non-competition and employee and customer non-solicitation obligations that survive for a period of 12 months after the termination of his service to the Company. Fair market value of these restricted shares on the date of grant was $2,338. The stock-based compensation charge related to the shares granted for the three and six months ended June 30, 2012, was $146 and $877, respectively.

On May 25, 2012, the Company issued 217,272 shares of non-vested stock (“restricted”) common stock in connection with the acquisition of Thoughtcorp (Note 3). The shares vest 50% on each of the first and second anniversaries of the Closing Date. Upon termination of the Sellers’ services to the Company with Cause or without Good Reason (in each case, as defined in the escrow agreement), any unvested shares will be forfeited. Fair value of these shares on the date of grant was $3,607. The stock-based compensation charge related to the shares granted for the three and six months ended June 30, 2012, was $194.

2012 Non-Employee Directors Compensation Plan — On January 11, 2012 the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”), which will be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after ten years and will be administered by the Company’s board of directors.

On January 18, 2012, the Company issued 11,764 shares of non-vested (“restricted”) common stock to its non-employee directors. The shares will vest and become non-forfeitable 25% on each of the first four anniversaries of the grant date. On termination of service from the Board at any time, a portion of restricted shares shall vest as of the date of such termination on a pro rata basis, determined by the number of days that the participant served on the Board from the grant date through the date of such termination. Fair market value of these restricted shares on the date of grant was $141. The stock-based compensation charge related to the shares granted for the three and six months ended June 30, 2012, was $9 and $16, respectively.

On April 5, 2012, the Company granted 7,092 shares of non-vested (“restricted”) stock to its non-employee directors under the 2012 Non-Employee Director Compensation Plan. The restricted stock vests and becomes 100% non-forfeitable on the first anniversary of the grant date. Upon termination of service from the Board at any time, a portion of the restricted stock shall vest as of the date of such termination on a pro rata basis for the number of days that the participant served on the Board from the grant date through the date of such termination. The fair market value of the restricted stock on date of grant was $150. The stock-based compensation charge related to the shares granted for the three and six months ended June 30, 2012, was $36.

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

During the six months ended June 30, 2012, the Company issued 1,424,645 options to purchase common stock under the 2012 Plan with an aggregate grant date fair value of $10,732.

As of June 30, 2012, a total of 8,591,258 shares remained available for issuance under the 2012 Plan.

2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The Company’s stock option plan permitted the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally had the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. In January 2012, the 2006 Plan was discontinued; however, a total of 737,008 shares remain available for issuance under the 2012 Plan as of June 30, 2012. All of the options issued pursuant to the 2006 Plan expire ten years from the date of grant.

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	6,595,136	$4.65	$48,447
Options granted	1,424,645	16.80	271
Options exercised	(201,858)	3.34	(2,755)
Options forfeited/cancelled	(35,295)	15.53	(52)

Options outstanding at June 30, 2012	7,782,628	$6.86	$78,838

Options vested and exercisable at June 30, 2012	4,458,438	$3.43	$60,448
Options expected to vest	3,079,564	$11.32	$17,446

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

As of June 30, 2012, total unrecognized compensation cost related to non-vested share-based compensation awards was $21,074. That cost is expected to be recognized over the next 2 years using the weighted average method.

Summary of restricted stock activity as of June 30, 2012, and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at January 1, 2012	—	$—
Restricted stock granted	430,928	14.47
Restricted stock vested	(48,700)	12.00

Unvested restricted stock outstanding at June 30, 2012	382,228	$14.78

13. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance was effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications

of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards were effective for interim and annual financial periods beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations and cash flows.

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

Executive Summary

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

Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland are strategically located in centers of software engineering talent and educational excellence across Central and Eastern Europe (“CEE”) or the Commonwealth of Independent States (the “CIS”). Our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients, thereby further strengthening our relationships with them. We also have client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Russia, Switzerland and Kazakhstan.

Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. Our focus on delivering quality to our clients is reflected by an average of 78.4% and 64.8% of our revenues during the six months ended June 30, 2012 coming from clients that had used our services for at least two and three years, respectively.

Summary of Results of Operations and Non-GAAP Financial Measures

The following tables present a summary of our results of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$103,800	100.0%	$80,176	100.0%	$198,183	100.0%	$152,978	100.0%
Income from operations	16,830	16.2	10,878	13.6	30,614	15.4	22,690	14.8
Net income	$13,321	12.8	8,277	10.3	25,420	12.8	18,019	11.8

The key drivers of our revenue growth during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 were as follows:

•	Broad based revenue growth from clients in most of our key verticals, and in particular within Banking and Financial Services, Retail and Consumer, and ISV and Technology;

•

Continued penetration of the European market where we experienced revenue growth of $9.8 million, or 37.2%, and $23.3 million, or 48.6% during the three and six months ended June 30, 2012, respectively;

•

Strong revenue contribution from our top clients. Revenues attributable to our top ten clients as of June 30, 2012 increased by $22.5 million during the six months ended June 30, 2012 as compared to 2011 as we continued to leverage long-term relationships to generate repeat revenue and expand revenue streams; and

•	Completion of a strategic acquisition of Thoughtcorp, Inc. (“Thoughtcorp”) in the second quarter of 2012, which contributed another $1.1 million in revenues to our year-to-date results.

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is income from operations, as reported on our consolidated and condensed statements of income and comprehensive income, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported revenues, which we refer to as “non-GAAP operating margin”. We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We also believe these measures help investors compare our operating performance with our results in prior periods and compare us and similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our consolidated and condensed statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except percentages)

Revenues	$103,800	$80,176	$198,183	$152,978

GAAP Income from operations	16,830	10,878	30,614	22,690
Stock-based compensation(1)	1,773	655	3,323	1,369
One-time charges	—	—	584	—
Goodwill impairment	—	1,697	—	1,697
Amortization of purchased intangible assets	140	240	280	448
M&A costs	307	189	387	210

Non-GAAP Income from operations	$19,050	$13,659	$35,188	$26,414

GAAP Operating margin	16.2%	13.6%	15.4%	14.8%
Effect of the adjustments detailed above	2.2	3.4	2.4	2.5

Non-GAAP Operating margin	18.4%	17.0%	17.8%	17.3%

(1)	Cost of revenue includes stock-based compensation expense of $884 and $1,450 for the three months and six months ended June 30, 2012 and $260 and $530 for the same periods in 2011, respectively. Selling, general and administrative expenses include stock-based compensation expense of $889 and $1,873 for the three months and six months ended June 30, 2012 and $395 and $839 for the same periods of 2011, respectively.

Income from operation increased 54.7% and 34.9% during the three and six months ended June 30, 2012, respectively. Operating margins were 16.2% and 15.4% during the three and six months ended June 30, 2012, compared to 13.6% and 14.8% during the same periods in 2011, respectively. The improvement in operating margins over 2011 is attributable to the goodwill impairment charge that did not recur in 2012, and a decrease in the selling, general and administrative costs as a percentage of revenues. Selling, general and administrative costs decreased as a percentage of revenues due to reduced professional fees and non-corporate taxes, combined with continuing improvement in leverage of non-production assets. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Recent developments

On February 13, 2012, we completed our initial public offering of 6,900,000 shares of our common stock, which included 900,000 shares of our common stock sold by us pursuant to an over-allotment option granted to the underwriters, sold at a price to the public of $12.00 per share. Of the 6,900,000 shares of common stock sold, we issued and sold 2,900,000 shares of common stock and our selling stockholders sold 4,000,000 shares of common stock, resulting in gross proceeds to us of $34.8 million, and $29.0 million in net proceeds to us after deducting underwriting discounts and commissions of $2.4 million and offering expenses of $3.4 million. We did not receive any proceeds from the sale of common stock by the selling stockholders.

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

We are classified as an emerging growth company under the JOBS Act, and are eligible to take advantage of the accommodations described above for as long as we retain this status. However, we have elected not to take advantage of the transition period described in (2) above, which is the exemption provided in Section 7(a)(2)(B) of the Securities Act of 1933 and Section 13(a) of the Securities Exchange Act of 1934 (in each case as amended by the JOBS Act) for complying with new or revised financial accounting standards. We will therefore comply with new or revised financial accounting standards to the same extent that a non-emerging growth company is required to comply with such standards.

We expect to take advantage of the exemption from complying with the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. Our board of directors has not yet determined whether to take advantage of the accommodations relating to executive compensation disclosure and advisory voting.

On May 25, 2012 we completed the acquisition of Thoughtcorp, a Canadian company with a 17-year history of successfully delivering high-value IT solutions and complex software applications to some of Canada’s most prominent companies within the Telecommunication, Financial and Retail segments. With the Thoughtcorp acquisition we have strengthened our Financial and Retail verticals, and have gained significant telecommunications expertise with a highly skilled and experienced employee base. The acquisition also expands our North American geographic footprint and complements our global delivery capabilities with expertise in areas important for us, such as Agile Development, Enterprise Mobility and Business Intelligence. We expect to continue to seek opportunities to deepen our industry expertise and technology capabilities necessary to deliver complex mission-critical solutions as part of our ongoing growth strategy.

Critical Accounting Policies and Significant Judgments and Estimates

We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the six months ended June 30, 2012 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, other than those described below.

Earnings per Share

Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Our Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred Stock, that had been outstanding and convertible into common stock until February 13, 2012 (the date of our IPO), and our puttable common stock were considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period and thus required the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among our common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.

No preferred stock was outstanding as of June 30, 2012, as a result of our initial public offering on February 13, 2012 when all convertible preferred stock was converted into common stock.

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

The following table presents the components of net income included in our consolidated condensed statements of income and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Revenues	$103,800	$80,176	$198,183	$152,978
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	63,803	48,816	123,978	94,321
Selling, general and administrative expenses	20,711	16,805	38,338	30,598
Depreciation and amortization expense	2,423	1,959	4,634	3,649
Goodwill impairment loss	—	1,697	—	1,697
Other operating expenses, net	33	21	619	23

Income from operations	16,830	10,878	30,614	22,690
Interest and other income, net	460	428	936	615
Foreign exchange gain/ (loss)	(1,394)	(703)	(1,314)	(837)

Income before provision for income taxes	15,896	10,603	30,236	22,468
Provision for income taxes	2,575	2,326	4,816	4,449

Net Income	$13,321	$8,277	$25,420	$18,019

Revenues

Revenues totaled $103.8 million for the second quarter and $198.2 million for the first six months of 2012, compared with $80.2 million and $153.0 million generated during the same periods last year, respectively. Quarter and year-to-date results improved primarily due to continued demand for our services from existing customers, the acquisition of Thoughtcorp and approximately $13.3 million and $21.3 million in revenues from new clients in the second quarter and first six months of 2012, respectively. Revenues were derived primarily from providing software development services to our clients. We discuss below the breakdown of our revenues by service offering, vertical, client location, contract type and client concentration. Revenues consist of IT services revenues and reimbursable expenses and other revenues, which primarily include travel and entertainment costs that are chargeable to clients.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(in thousands, except percentages)

Vertical
ISVs and Technology	$25,218	24.3%	$21,195	26.4%	$49,318	24.9%	$41,132	26.9%
Banking and Financial Services	24,258	23.4	17,663	22.0	46,825	23.6	33,970	22.2
Business Information and Media	16,002	15.4	16,038	20.0	31,455	15.9	31,194	20.4
Travel and Hospitality	9,893	9.5	9,860	12.3	21,538	10.9	17,608	11.5
Retail and Consumer	12,572	12.1	6,735	8.4	24,806	12.5	12,518	8.2
Other verticals	14,151	13.7	6,979	8.8	21,448	10.8	13,750	9.0
Reimbursable expenses and other revenues	1,706	1.6	1,706	2.1	2,793	1.4	2,806	1.8

Revenues	$103,800	100.0%	$80,176	100.0%	$198,183	100.0%	$152,978	100.0%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(in thousands, except percentages)

Client Location
North America	$50,328	48.5%	$39,609	49.4%	$97,150	49.0%	$76,917	50.3%
Europe	36,003	34.7	26,232	32.7	71,324	36.0	48,013	31.4
United Kingdom	22,858	22.0	17,292	21.6	45,786	23.1	30,960	20.2
Other	13,145	12.7	8,940	11.1	25,538	12.9	17,053	11.2
CIS	15,763	15.2	12,629	15.8	26,916	13.6	25,242	16.5
Russia	9,393	9.0	10,309	12.9	18,491	9.3	19,812	13.0
Other	6,370	6.2	2,320	2.9	8,425	4.3	5,430	3.5
Reimbursable expenses and other revenues	1,706	1.6	1,706	2.1	2,793	1.4	2,806	1.8

Revenues	$103,800	100.0%	$80,176	100.0%	$198,183	100.0%	$152,978	100.0%

Revenues by Service Offering

Software development includes software product development, custom application development services and enterprise application platform services, and has historically represented, and we expect to continue to represent, the substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(in thousands, except percentages)

Service Offering
Software development	$69,268	66.8%	$52,450	65.5%	$132,151	66.7%	$100,445	65.6%
Application testing services	20,428	19.7	16,354	20.4	39,296	19.8	30,664	20.0
Application maintenance and support	8,728	8.4	6,755	8.4	16,969	8.6	13,401	8.8
Infrastructure services	3,148	3.0	2,107	2.6	5,752	2.9	4,054	2.7
Licensing	522	0.5	804	1.0	1,222	0.6	1,608	1.1
Reimbursable expenses and other revenues	1,706	1.6	1,706	2.1	2,793	1.4	2,806	1.8

Revenues	$103,800	100.0%	$80,176	100.0%	$198,183	100.0%	$152,978	100.0%

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

The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(in thousands, except percentages)

Contract Type
Time-and-material	$87,936	84.8%	$69,786	87.1%	$172,193	86.9%	$132,824	86.8%
Fixed-price	13,636	13.1	7,880	9.8	21,975	11.1	15,740	10.3
Licensing	522	0.5	804	1.0	1,222	0.6	1,608	1.1
Reimbursable expenses and other revenues	1,706	1.6	1,706	2.1	2,793	1.4	2,806	1.8

Revenues	$103,800	100.0%	$80,176	100.0%	$198,183	100.0%	$152,978	100.0%

Revenues by Client Concentration

We have grown our revenues from our clients by continually expanding the scope and size of our engagements, and we have grown our key client base through internal business development efforts and several strategic acquisitions.

Our focus on delivering quality to our clients is reflected by an average of 78.4% and 64.8% of our revenues during the six months ended June 30, 2012 coming from clients that had used our services for at least two and three years, respectively. In addition, we have significantly grown the size of existing accounts. The number of clients that accounted for over $5.0 million in annual revenues was 15 in 2011, and the number of clients that generated at least $0.5 million in revenues in 2011 was 98.

The following table sets forth revenues contributed by our top five and top ten clients by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(in thousands, except percentages)
Top five	$32,934	31.7%	$26,769	33.4%	$65,185	32.9%	$51,654	33.8%
Top ten	48,557	46.8	36,278	45.2	92,326	46.6	69,787	45.0

One client, Thomson Reuters, accounted for over 10% of revenues in the second quarter of 2011 and six months ended June 30, 2011. There were no customers which accounted for over 10% revenues in 2012. The volume of work we perform for specific clients is likely to vary from year to year, as we are typically not any client’s exclusive external IT services provider, and a major client in one year may not contribute the same amount or percentage of our revenues in any subsequent year.

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

Cost of revenues (exclusive of depreciation and amortization) was $63.8 million and $124.0 million during the three and six month periods ended June 30, 2012, representing an increase of 30.7% and 31.4%, respectively. The increase was primarily attributable to a net increase of 1,584 IT professionals from June 30, 2011 to June 30, 2012, to support the growth in demand for our services. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 0.6% and 0.9% during the three and six months ended June 30, 2012. This was primarily driven by a significant increase in stock compensation expense related to grants made at the end of the first quarter 2012 contributing 0.5% and 0.4% as a percentage of revenues in the three and six months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent expenses associated with promoting and selling our services and include such items as senior management, administrative personnel and sales and marketing personnel salaries, stock compensation expense and related fringe benefits, legal and audit expenses, commissions, insurance, operating lease expenses, travel costs and the cost of advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues collected in Belarus to the administrative organization of the Belarus High Technologies Park.

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

Selling, general and administrative expenses were $20.7 million and $38.3 million during the three and six month periods ended June 30, 2012, representing an increase of 23.2% and 25.3%, respectively. The growth was primarily attributable to increased overhead costs and non-production staff required to support the growth in our business. Non-production headcount increased by 301, or 30.0%, from 1,003 at June 30, 2011 to 1,304 at June 30, 2012. Stock compensation expense increased by $0.5 million and $1.0 million during the second quarter and six month ended June 30, 2012, respectively. Facilities expenses increased by $1.2 million and $1.9 million during the second quarter and six month ended June 30, 2012, respectively. However, as percentage of revenues, selling, general and administrative expenses decreased to 20.0% and 19.3% during the three and six months ended June 30, 2012, compared to 21.0% and 20.0% in the same periods of 2011, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $2.4 million and $4.6 million during the three and six months ended June 30, 2012, representing an increase of 23.7% and 27.0%, respectively. The increase was primarily attributable to additional capital expenditures of IT equipment to support the growth in the headcount. As a percentage of revenues, depreciation and amortization expense remained constant at 2.3% during the three and six months ended June 30, 2012, compared to 2.4% in the same periods of 2011.

Other Operating expenses, net

Year-to-date other operating expenses were $0.6 million for the first six months of 2012 due to the issuance of 53,336 shares of common stock to Instant Information Inc., a 2010 asset acquisition, upon the completion of the initial public offering in the first quarter of 2012.

Interest and Other Income, Net

Net interest and other income was $0.5 million and $0.9 million during the three and six months ended June 30, 2012, compared to $0.4 and $0.6 over the same periods of 2011. The increase was primarily attributable to the interest received on cash which increased 88.1% to an average balance of $107.8 million during the first six months of 2012 from $57.3 million during the same period in 2011.

Foreign Exchange Loss

Foreign exchange loss incurred during the three and six months ended June 30, 2012 was $1.4 and $1.3 million, increasing by $0.7 and $0.5 million, respectively. This was primarily driven by the remeasurement of net monetary assets to functional currencies at several of our international subsidiaries.

Provision for Income Taxes

Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During the three and six months ended June 30, 2012 and 2011, we had $9.4 million and $20.2 million, and $13.4 million and $18.4 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. The statutory tax rate in our foreign jurisdictions is lower than the statutory U.S. tax rate. Additionally, we have secured special tax benefits in Belarus and Hungary as described below. As a result, our provision for income taxes is low in comparison to income before taxes due to the benefit received from increased income earned in low tax jurisdictions. The foreign tax rate differential represents this significant reduction. Changes in the geographic mix or estimated level of annual pre-tax income can also affect our overall effective income tax rate.

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

Our subsidiary in Belarus is a member of the Belarus High Technologies Park, in which member technology companies are 100% exempt from the current Belarusian income tax rate of 24%. The “On High Technologies Park” Decree, which created the Belarus High Technologies Park, is in effect for a period of 15 years from July 1, 2006.

Our subsidiary in Hungary benefits from a tax credit of 10% of annual qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. We have been able to take the full 70% credit each of 2007, 2008, 2009, 2010 and 2011. The Hungarian tax authorities repealed the tax credit beginning in 2012. Credits earned in years prior to 2012, will be allowed until fully utilized. We anticipate full utilization up to the 70% limit until 2014, with full phase out in 2015.

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

Provision for income taxes was $2.6 million and $4.8 million during the three and six months ended June 30, 2012, increasing from $2.4 million and $4.4 million in the same periods of 2011, respectively. The increase was primarily attributable to significant growth in consolidated pre-tax income offset by the decrease of our worldwide effective tax rate from 21.4% and 19.8% for the three and six months ended June 30, 2011, to 16.2% and 15.9% for the same periods of 2012, respectively. The primary reason for the decrease can be attributable to (a) the movement of a portion of our pre-tax income from the United States to countries with lower statutory tax rates such as the United Kingdom, Russia and Belarus and (b) the reduction in 2012 statutory tax rates in Ukraine and the United Kingdom.

Liquidity and Capital Resources

Capital Resources

At June 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $104.9 million and $24.7 million of available borrowings under our revolving line of credit. At June 30, 2012, of our total $104.9 million of cash and cash equivalents, $67.6 million was held outside the United States, including $42.4 million held in US Dollar denominated accounts in Belarus, which accrued at an average interest rate of 4.8% during the six months ended June 30, 2012. We have a $30.0 million revolving line of credit with PNC Bank, National Association. Advances under our revolving line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. Our revolving line of credit is secured by the grant of a security interest in all of our U.S. trade receivables and cash on hand in favor of the bank and contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility so that we will remain in compliance with its terms in the foreseeable future. Our revolving line of credit expires on October 15, 2013. At June 30, 2012, we had no borrowings outstanding under our revolving line of credit.

The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $67.6 million would be subject to foreign withholding taxes, of which $60.6 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the United States and the availability of public and private debt and equity financing.

To the extent we pursue one or more significant strategic acquisitions; we may incur debt or sell additional equity to finance those acquisitions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$1,629	$10,778
Net cash used in investing activities	(16,538)	(7,159)
Net cash provided by financing activities	31,097	4,845
Effect of exchange-rate changes on cash and cash equivalents	(54)	865

Net increase in cash and cash equivalents	16,134	9,329

Cash and cash equivalents, beginning of period	$88,796	$54,004

Cash and cash equivalents, end of period	$104,930	$63,333

Operating Activities

Net cash provided by operations decreased by $9.1 million to $1.6 million c during the first six months of 2012 from $10.8 million net cash provided by operations during the first six months of 2011. The increase in net income of $8.2 million before accounting for non-cash items in the first six months of 2012 was more than offset by an increase in net trade and unbilled accounts receivable of $7.8 million and a decrease in accrued compensation of $10.7 million as a result of higher bonus payments relating to 2011 performance made in the first quarter of 2012 compared to such payments made in the first quarter of 2011.

Investing Activities

Net cash of $16.5 million was used in investing activities during the first six months of 2012 as compared to $7.2 million of net cash used in investing activities during the same period of 2011. Capital expenditures remained fairly constant with a decrease of $0.6 million over the first six months of 2012 compared to the same period of 2011 which was more than offset with $3.2 million spent on construction of a new building in Belarus. Additionally, year-to-date 2012 investing cash flows were impacted by $7.0 million of net cash paid to acquire Thoughtcorp.

Financing Activities

Net cash provided by financing activities during the first six months of 2012 increased by $26.3 million as compared to $4.8 of net cash inflows from financing activities in the same period of 2011. This was primarily due $30.8 million received in connection with initial public offering of common stock in the first quarter of 2012 compared to $5.0 million cash inflow as a result of a drawdown on the line of credit in the same period of 2011.

Contractual Obligations and Future Capital Requirements

Contractual Obligations

Set forth below is information concerning our fixed and determinable contractual obligations as of June 30, 2012.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$23,526	$8,776	$9,068	$3,260	$2,422
Other long-term obligations (1)	13,672	13,672	—	—	—

	$37,198	$22,448	$9,068	$3,260	$2,422

(1)	On December 7, 2011, we entered into an agreement with IDEAB Project Eesti AS for approximately $17.2 million for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the first quarter of 2013.

Off-Balance Sheet Commitments and Arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to off-balance sheet risks.

Recent Accounting Pronouncements

See Note 13 to our unaudited condensed consolidated financial statements for additional information.

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

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to the revenues. During the second quarter of 2012 and 2011, our top five clients accounted for 31.7% and 21.9% revenues, respectively. Year-to-date revenues generated by our top five clients were 32.9% and 27.7% in 2012 and 2011, respectively. One client, Thomson Reuters, accounted for over 10% of revenues in the second quarter of 2011 and six months ended June 30, 2011. There were no such customers in 2012. Accounts receivable and unbilled revenues for this client were 15.9% and 15.0% of total accounts receivable and unbilled revenues as of December 31, 2011, respectively.

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

Foreign Exchange Risk

Our condensed consolidated financial statements are reported in US Dollars. However, we generate a significant portion of our revenues in certain non-US Dollar currencies, principally, euros, British pounds and Russian rubles. We incur expenditures in non-US Dollar currencies, principally in Hungarian forints, euros and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro and/or the British pound appreciate or depreciate against the US Dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the first six months ended June 30, 2012, a 1.0% appreciation / (depreciation) of the euro and the British pound against the US Dollar would each result in an estimated increase / (decrease) of approximately $0.1 million in net income.

To the extent that we need to convert US Dollars into foreign currencies for our operations, appreciation of such foreign currencies against the US Dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible over the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents share activity for the three months ended June 30, 2012.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30, 2012	1,278	22.08	—
May 1-31, 2012	—	—	—
June 1-30, 2012	579	17.93	—

Total	1,857	20.79	—

(1)	Consists of shares retained by the Company through net share settlements in connection with the satisfaction of the exercise price and tax withholding obligations with respect to the exercise of stock options by certain employees. The shares retained by the Company through these net share settlements were not a part of a Board-authorized repurchase program but instead were authorized under the Company’s equity compensation plans.

Item 6. Exhibits

	Exhibit Number	Description

*	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

*	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

**	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
	Name:	Arkadiy Dobkin
	Title:	Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Ilya Cantor
	Name:	Ilya Cantor
	Title:	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)