Form 10-Q
period 2012-09-30
EPAM Systems, Inc.
filed 2012-11-13
CIK 1352010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of November 7, 2012
Common Stock, par value $0.001 per share	43,525,140 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2012	As of December 31, 2011
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$105,885	$88,796
Accounts receivable, net of allowance of $2,355 and $2,250, respectively	67,867	59,472
Unbilled revenues	44,342	24,475
Prepaid and other current assets	13,270	6,436
Time deposits	1,545	—
Restricted cash, current	948	—
Deferred tax assets, current	3,815	4,384

Total current assets	237,672	183,563
Property and equipment, net	52,948	35,482
Restricted cash, long-term	674	2,582
Intangible assets, net	6,014	1,251
Goodwill	11,305	8,169
Deferred tax assets, long-term	3,529	1,875
Other long-term assets	578	2,691

Total assets	$312,720	$235,613

Liabilities
Current liabilities
Accounts payable	$2,558	$2,714
Accrued expenses	13,485	24,782
Deferred revenue	3,847	6,949
Due to employees	12,137	8,234
Taxes payable	12,802	8,712
Deferred tax liabilities, current	1,243	1,736

Total current liabilities	46,072	53,127
Taxes payable, long-term	1,228	1,204
Deferred tax liabilities, long-term	269	283

Total liabilities	47,569	54,614

Commitments and contingencies (Note 9)
Preferred stock, $.001 par value; 0 and 5,000,000 authorized at September 30, 2012 and December 31, 2011; 0 and 2,054,935 Series A-1 convertible redeemable preferred stock issued and outstanding at September 30, 2012 and December 31, 2011; $.001 par value 0 and 945,114 authorized at September 30, 2012 and December 31, 2011, 0 and 384,804 Series A-2 convertible redeemable preferred stock issued and outstanding at September 30, 2012 and December 31, 2011	—	85,940
Stockholders’ equity
Common stock, $.001 par value; 160,000,000 authorized; 44,677,738 and 18,914,616 shares issued, 43,395,364 and 17,158,904 shares outstanding at September 30, 2012 and December 31, 2011, respectively	43	17
Preferred stock, $.001 par value; 0 and 290,277 authorized Series A-3 convertible preferred stock issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	164,443	40,020
Retained earnings	113,993	74,508
Treasury stock	(11,666)	(15,972)
Accumulated other comprehensive loss	(1,662)	(3,514)

Total stockholders’ equity	265,151	95,059

Total liabilities and stockholders’ equity	$312,720	$235,613

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Revenues	$110,078	$86,423	$308,261	$239,401
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	69,099	51,627	193,077	145,948
Selling, general and administrative expenses	21,153	15,822	59,491	46,420
Depreciation and amortization expense	3,040	2,083	7,674	5,732
Goodwill impairment loss	—	—	—	1,697
Other operating expenses, net	50	—	669	23

Income from operations	16,736	16,891	47,350	39,581
Interest and other income, net	486	385	1,422	1,000
Foreign exchange loss	(635)	(2,301)	(1,949)	(3,138)

Income before provision for income taxes	16,587	14,975	46,823	37,443
Provision for income taxes	2,522	1,025	7,338	5,474

Net Income	$14,065	$13,950	$39,485	$31,969

Comprehensive income (Note 10)	$16,769	$12,130	$41,337	$31,568

Accretion of preferred stock	—	—	—	$(17,563)
Net income allocated to participating securities	—	$(7,822)	$(3,259)	$(12,010)
Net income/(loss) available for common stockholders	$14,065	$6,128	$36,226	$2,396

Net income/(loss) per share of common stock:
Basic (common)	$0.33	$0.36	$0.93	$0.14
Basic (puttable common)	—	$0.36	—	$0.40
Diluted (common)	$0.30	$0.33	$0.85	$0.14
Diluted (puttable common)	—	$0.33	—	$0.37
Shares used in calculation of net income per share of common stock:
Basic (common)	42,952	17,124	38,990	17,078
Basic (puttable common)	—	18	—	44
Diluted (common)	46,501	20,656	42,729	20,156
Diluted (puttable common)	—	18	—	44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$39,485	$31,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,674	5,732
Bad debt expense	465	361
Deferred taxes	(374)	71
Stock-based compensation	5,369	2,154
Goodwill impairment loss (Note 4)	—	1,697
Excess tax benefits on stock-based compensation plans	(1,635)	—
Non-cash stock charge (Note 2)	640	—
Other	(30)	517
Change in operating assets and liabilities:
Accounts receivable	(6,083)	(9,920)
Unbilled revenues	(19,424)	(9,903)
Prepaid expenses and other assets	1,243	19
Accounts payable	(2,098)	(437)
Accrued expenses and other liabilities	(11,318)	770
Deferred revenue	(3,387)	(1,097)
Due to employees	3,571	4,412
Taxes payable	(1,358)	1,809

Net cash provided by operating activities	12,740	28,154

Cash flows from investing activities:
Purchases of property and equipment	(10,317)	(12,852)
Payment for construction of corporate facilities	(13,416)	(710)
Decrease/(increase) in restricted cash and other long-term assets, net	(640)	—
Acquisition of business, net of cash acquired (Note 3)	(6,990)	—

Net cash used in investing activities	(31,363)	(13,562)

Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	32,364	—
Costs related to stock issue	(1,766)	(1,175)
Proceeds related to stock options exercises	2,495	72
Excess tax benefit on stock-based compensation plans	1,635	—
Proceeds related to line of credit	—	5,000
Repayment related to line of credit	—	(5,000)
Repurchase of common stock	(61)	—

Net cash provided by/(used in) financing activities	34,667	(1,103)

Effect of exchange rate changes on cash and cash equivalents	1,045	(94)

Net increase in cash and cash equivalents	17,089	13,395
Cash and cash equivalents, beginning of period	88,796	54,004

Cash and cash equivalents, end of period	$105,885	$67,399

Summary of non-cash investing and financing transactions:

•	Accretion of Series A-2 convertible redeemable preferred stock was $0 for the nine months ended September 30, 2012 and $17,563 for the nine months ended September 30, 2011.

•	Total incurred but not paid costs related to stock issue were $0 for the nine months ended September 30, 2012 and $341 for the nine months ended September 30, 2011.

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

2. PREFERRED AND COMMON STOCK

On January 19, 2012, the Company effected an 8-to-1 stock split of the Company’s common stock, on which date the number of authorized common and preferred stock was increased to 160,000,000 and 40,000,000 shares, respectively. All shares of common stock, options to purchase common stock and per share information presented in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which the then outstanding shares of Series A-1 Preferred, Series A-2 Preferred and Series A-3 Preferred Stock were convertible into shares of common stock was adjusted to reflect the effects of the common stock split, such that each share of preferred stock was convertible into eight shares of common stock.

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

3. ACQUISITIONS

Thoughtcorp, Inc. — On May 23, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Thoughtcorp, Inc., a Toronto-based software solutions provider (“Thoughtcorp”). The acquisition is intended to expand the Company’s geographic footprint within North America, and complement its global delivery capabilities with expertise in areas such as Agile Development, Enterprise Mobility and Business Intelligence. In addition, Thoughtcorp brings significant telecommunications expertise, and is also expected to expand and enhance the Company’s offering within the Financial and Retail verticals.

The purchase price was comprised of approximately $7,497 paid in cash and 217,274 shares of common stock with a fair value of $3,607 at the acquisition date. Half of these shares were placed in escrow for a period of 18 months as a security for the indemnification obligations of the sellers under the asset purchase agreement. Additionally, the Company issued to the sellers 217,272 shares of non-vested (“restricted”) common stock contingent on their continued employment with the Company (Note 12). These shares have an estimated value of $3,607 and will be recorded as stock-based compensation expense over an associated service period of two years. A deferred tax asset has been recognized for the tax effect of the fair value of the portion of the shares that were placed in escrow.

The purchase price was allocated to the assets acquired based on their related fair values, as follows:

Cash and cash equivalents	$1,111
Trade receivables and other current assets	2,484
Property and equipment	92
Deferred tax asset	1,348
Acquired intangible assets	5,296
Goodwill	2,935

Total assets acquired	13,266

Accounts payable and accrued expenses	461
Assumed shareholder and director loans	1,290
Deferred revenue and other liabilities	411

Total liabilities assumed	2,162

Net assets acquired	$11,104

The Company performed a valuation analysis to determine the fair values of certain intangible assets of Thoughtcorp as of the acquisition date. As part of the valuation process, the excess earnings method was used to determine the value of customer relationships. Fair values of trade name and non-competition agreements were determined using the relief from royalty and discounted earnings methods, respectively. The Company expects approximately $9,580 of tax goodwill. Of this amount 75% is deductible at 7% per annum on a declining basis.

The following table presents the estimated fair values and useful lives of intangible assets acquired:

	May 23, 2012	Weighted Average Useful Life (in years)
Customer relationships	$2,810	15
Trade names	2,014	5
Non-competition agreements	472	5

Total	$5,296

The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on information available as of the acquisition date to estimate the fair values of the assets acquired and liabilities assumed. The Company believes such information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair values of intangible assets and deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Thoughtcorp acquisition date.

Included in consolidated statements of income for the three and nine months ended September 30, 2012 are $2,793 and $3,886 of revenues, respectively, and $199 and $185 of net losses of the acquiree, respectively.

Total acquisition-related post-combination compensation expense recognized for the three and nine month ended September 30, 2012 was $516 and $736, respectively, and is presented within selling, general and administrative expenses. Total acquisition-related costs were $9 and $375 and are presented within selling, general and administrative expenses for the three and nine months ended September 30, 2012, respectively.

Pro forma results of operations for the Thoughtcorp acquisition completed during the nine months ended September 30, 2012 have not been presented because the effects of the acquisition were not material to the Company’s consolidated results of operations.

4. GOODWILL

Changes in goodwill for the nine months ended September 30, 2012 are as follows:

	North America	EU	Russia	Other	Total
Balance as of January 1, 2012
Goodwill	$2,286	$2,864	$3,019	$1,697	$9,866
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	2,286	2,864	3,019	—	8,169

Acquisition of Thoughtcorp, Inc. (Note 3).	2,935	—	—	—	2,935
Effect of net foreign currency exchange rate changes	103	—	98	—	201

Balance as of September 30, 2012
Goodwill	5,324	2,864	3,117	1,697	13,002
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	$5,324	$2,864	$3,117	—	$11,305

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

5. RESTRICTED CASH AND TIME DEPOSITS

Restricted cash and time deposits consist of the following:

	September 30, 2012	December 31, 2011
Time deposits	$1,545	$—
Short-term security deposits under client contracts	948	—
Long-term deposits under employee loan programs	380	393
Long-term security deposits under client contracts	187	2,082
Long-term security deposits under operating leases	107	107

Total	$3,167	$2,582

Included in time deposits as of September 30, 2012, were bank deposits of $548 and $997 with maturities of three and twelve months, respectively, which earned an interest rate of 2.55% and 2.95%, respectively. The Company doesn’t intend to withdraw the deposits prior to their maturity dates.

At September 30, 2012, and December 31, 2011, short-term and long-term security deposits under client contracts included fixed amounts placed in respect of letters of credit and a bank guarantee intended to secure appropriate performance under respective contracts. The Company estimates the probability of non-performance under the contracts as remote, therefore, no provision for losses has been created in respect of these amounts as of September 30, 2012, and December 31, 2011.

Also included in restricted cash as of September 30, 2012 and December 31, 2011, were deposits of $380 and $393, respectively, placed in connection with certain employee loan programs (Note 9).

Restricted cash and time deposits are considered Level 2 measurements under FASB ASC Topic 820. Fair values of Level 2 measurements are determined by analyzing quoted prices for similar assets in an active market, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data. The carrying values of restricted cash and time deposits approximated their fair values as of September 30, 2012, and December 31, 2011.

6. LONG-TERM DEBT

Revolving Line of Credit — In November 2006, the Company entered into a revolving credit loan and security agreement (collectively the “Credit Facility” or “Facility”) with a bank (the “Bank”). The Credit Facility is comprised of a five year revolving line of credit pursuant to which the Company can borrow up to $7,000 at any point in time based on borrowing availability, as defined, at LIBOR plus 1.25%. In September 2010, the Company extended the term of the Facility through October 15, 2013. On July 25, 2011, the Company and the Bank agreed to amend the Facility to increase the borrowing capacity to $30,000. The maximum borrowing availability under the Facility is based upon a percentage of eligible accounts receivable and cash in US Dollars. As of September 30, 2012 and December 31, 2011, the Company’s borrowing availability was $25,736 and $30,000, respectively.

The Facility is collateralized by 85% of US trade receivables, as defined, and US Dollar cash representing the lesser of (a) available cash on hand, and (b) $10,000, $5,000 and $0 for the periods ended December 31, 2011, 2012 and 2013, respectively. The Facility contains affirmative and negative covenants, including financial and coverage ratios. As of September 30, 2012 and December 31, 2011, the Company had no outstanding borrowing under the Facility and was in compliance with all debt covenants as of those dates.

7. INCOME TAXES

The Company’s worldwide effective tax rate was 15.2% and 15.7%, and 6.8% and 14.6% for the three and nine months ended September 30, 2012 and 2011, respectively. The increase in the Company’s worldwide effective tax rate in the third quarter of 2012 and nine months ended September 30, 2012, as compared to the same periods of 2011, was primarily due to (a) the movement of a portion of the Company’s pre-tax income from countries with lower statutory tax rates such as Belarus and Hungary; and (b) the increase in certain unfavorable permanent tax differences in high-taxed jurisdictions in 2012.

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

No preferred stock was outstanding as of September 30, 2012, as a result of the Company’s initial public offering on February 13, 2012 when all convertible preferred stock was converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Numerator for common earnings per share:
Net income	$14,065	$13,950	$39,485	$31,969
Accretion of preferred stock	—	—	—	(17,563)
Net income allocated to participating securities	—	(7,822)	(3,259)	(12,010)

Numerator for basic (common) earnings per share	14,065	6,128	36,226	2,396
Effect on income available from reallocation of options	—	650	263	4,515

Numerator for diluted (common) earnings per share	$14,065	$6,778	$36,489	$6,911

Numerator for (puttable common) earnings per share:
Net income allocated to basic (puttable common)	—	6	—	17
Effect on income available from reallocation of options	—	(1)	—	(1)

Numerator for diluted (puttable common) earnings per share	—	5	—	16

Denominator for basic (common) earnings per share:
Weighted average common shares outstanding	42,952	17,124	38,990	17,078
Effect of dilutive securities:
Stock options	3,549	3,532	3,739	3,078

Denominator for diluted (common) earnings per share	46,501	20,656	42,729	20,156

Denominator for basic and diluted (puttable common) earnings per share:
Weighted average puttable common shares outstanding	—	18	—	44

Earnings per share:
Basic (common)	$0.33	$0.36	$0.93	$0.14
Basic (puttable common)	—	$0.36	—	$0.40
Diluted (common)	$0.30	$0.33	$0.85	$0.14
Diluted (puttable common)	—	$0.33	—	$0.37
Anti-dilutive options not included in the calculation	1,953	600	1,582	600

9. COMMITMENTS AND CONTINGENCIES

Employee Loan Program — Beginning in third quarter of 2006, the Company started to guarantee bank loans for certain of its key employees. Under the conditions of the guarantees, the Company is required to maintain a security deposit of 30% of the value of loans outstanding at each reporting date. While the program has been discontinued, total commitment of the Company under these guarantees remains at $580 as of September 30, 2012. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the three and nine months ended September 30, 2012.

Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for approximately $17,209 for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. During the third quarter of 2012, total expected construction cost was increased to approximately $18,538. The building is expected to be operational in the first half of 2013. As of September 30, 2012, total outstanding commitment of the Company was $4,445.

Corporate Facilities — In June 2012, the Company entered into an agreement for the construction of 12 corporate apartments located within the High Technology Zone in Minsk, Belarus. During the third quarter of 2012, the agreement was amended and the number of apartments was increased to 26. As of September 30, 2012, total construction cost is estimated at $1,030. The Company’s outstanding commitment at September 30, 2012 was approximately $759. The construction is expected to be completed in 2013. The Company intends to use the apartments for general business purposes.

Employee Housing Program — In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program (“the Housing Program”), which assists employees in purchasing housing in Belarus. The Company does not bear any market risk as the housing will be sold directly to employees by independent third parties. As part of the Housing Program, the Company will extend financing to employees up to an aggregate amount of $10,000. The loans will be issued in U.S. Dollars with a 5 year term and bear an interest rate of 7.5% which is below the market interest rate in Belarus. The Housing Program was designed to be a retention mechanism for the Company’s employees in Belarus and will be available to full-time employees who have been with the Company for at least three years. As of September 30, 2012, the Company’s total outstanding commitment under the Housing Program was $0.

10. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(1,662)	$(3,514)

Total accumulated other comprehensive income	$(1,662)	$(3,514)

The components of comprehensive income for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$14,065	$13,950	$39,485	$31,969
Foreign currency translation adjustments	2,704	(1,820)	1,852	(401)

Total comprehensive income	$16,769	$12,130	$41,337	$31,568

11. OPERATING SEGMENTS

The Company’s reportable segments are: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. The Company’s Chief Operating Decision Maker (CODM) evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by the CODM. Accordingly, this expense is separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.

Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total segment revenues:
North America	$52,767	$39,000	$142,333	$109,390
Europe	42,505	32,035	123,160	87,804
Russia	11,688	11,934	30,943	32,787
Other	3,115	3,443	11,786	9,210

Total segment revenues	$110,075	$86,412	$308,222	$239,191

Segment operating profit:
North America	$10,450	$8,855	$30,616	$25,812
Europe	8,798	6,919	24,461	17,697
Russia	1,680	3,507	3,498	7,156
Other	1,230	1,336	4,550	1,383

Total segment operating profit	$22,158	$20,617	$63,125	$52,048

Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.

Reconciliation of segment revenues and operating profit to consolidated income from operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total segment revenues	$110,075	$86,412	$308,222	$$239,191
Unallocated revenue	3	11	39	210

Revenues	$110,078	$86,423	$308,261	$239,401

Total Segment operating profit:	$22,158	$20,617	$63,125	$52,048
Unallocated amounts:
Other revenues	3	11	39	210
Stock-based compensation expense	(2,046)	(785)	(5,369)	(2,154)
Stock charge (Note 2)	—	—	(640)	—
Non-corporate taxes	(391)	(584)	(1,630)	(2,179)
Professional fees	(493)	(812)	(1,811)	(2,193)
Depreciation and amortization	(448)	(192)	(756)	(668)
Bank charges	(278)	(200)	(823)	(529)
Goodwill impairment loss (Note 4)	—	—	—	(1,697)
Other corporate expenses	(1,769)	(1,164)	(4,785)	(3,257)

Income from operations	$16,736	$16,891	$47,350	$39,581

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably amongst the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	As of September 30, 2012	As of December 31, 2011
Belarus	$40,435	$26,001
Ukraine	5,105	4,314
Russia	3,021	2,011
United States	2,012	1,445
Hungary	1,742	1,108
Other	633	603

Total	$52,948	$35,482

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$50,365	$41,775	$145,629	$118,419
United Kingdom	25,651	19,307	70,777	50,267
Russia	10,554	11,229	29,045	31,041
Switzerland	8,496	3,781	21,438	11,153
Germany	4,325	1,947	11,766	5,029
Canada	3,270	609	5,816	882
Kazakhstan	2,967	1,946	6,300	5,600
Ukraine	181	661	4,556	1,506
Sweden	1,006	1,221	3,478	3,958
Netherlands	750	925	2,408	3,189
Other locations	1,120	1,516	2,862	4,045
Reimbursable expenses and other revenues	1,393	1,506	4,186	4,312

Revenues	$110,078	$86,423	$308,261	$239,401

Revenues by client location differ from the segment information above, which is not solely based on the geographic location of the clients but rather is based on managerial responsibility for a particular client regardless of where the client is located.

Service Offering Information

Information about the Company’s revenues by service offering is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Offering

Software development	$73,894	$56,580	$206,045	$157,025
Application testing services	22,001	17,859	61,297	48,523
Application maintenance and support	8,806	7,101	25,775	20,502
Infrastructure services	3,213	2,299	8,965	6,353
Licensing	771	1,078	1,993	2,686
Reimbursable expenses and other revenues	1,393	1,506	4,186	4,312

Revenues	$110,078	$86,423	$308,261	$239,401

12. STOCK-BASED COMPENSATION

The following costs related to the Company’s stock compensation plans are included in the unaudited consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$1,036	$417	$2,486	$947
Selling, general and administrative	1,010	368	2,883	1,207

Total	$2,046	$785	$5,369	$2,154

On January 16, 2012, the Company issued 194,800 shares of non-vested (“restricted”) common stock to Mr. Robb, President of EU Operations and Executive Vice President. These restricted shares vested 25% on January 16, 2012, and are scheduled to vest 25% on each of January 1, 2013, 2014, and 2015. On termination of Mr. Robb’s service to the Company with Cause or without Good Reason (in each case, as defined in the award agreement), any unvested restricted shares will be forfeited. In addition, under the restricted stock award agreement, Mr. Robb is subject to perpetual confidentiality and non-disclosure obligations as well as non- competition and employee and customer non-solicitation obligations that survive for a period of 12 months after the termination of his service to the Company. Fair market value of these restricted shares on the date of grant was $2,338. The stock-based compensation charge related to the shares granted for the three and nine months ended September 30, 2012, was $146 and $1,023, respectively.

On May 25, 2012, the Company issued 217,272 shares of non-vested stock (“restricted”) common stock in connection with the acquisition of Thoughtcorp (Note 3). The shares vest 50% on each of the first and second anniversaries of the Closing Date. Upon termination of the Sellers’ services to the Company with Cause or without Good Reason (in each case, as defined in the escrow agreement), any unvested shares will be forfeited. Fair value of these shares on the date of grant was $3,607. The stock-based compensation charge related to the shares granted for the three and nine months ended September 30, 2012, was $451 and $645, respectively.

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

On January 18, 2012, the Company issued 11,764 shares of non-vested (“restricted”) common stock to its non-employee directors. The shares will vest and become non-forfeitable 25% on each of the first four anniversaries of the grant date. On termination of service from the Board at any time, a portion of restricted shares shall vest as of the date of such termination on a pro rata basis, determined by the number of days that the participant served on the Board from the grant date through the date of such termination. Fair market value of these restricted shares on the date of grant was $141. The stock-based compensation charge related to the shares granted for the three and nine months ended September 30, 2012, was $9 and $25, respectively.

On April 5, 2012, the Company granted 7,092 shares of non-vested (“restricted”) stock to its non-employee directors under the 2012 Non-Employee Director Compensation Plan. The restricted stock vests and becomes 100% non-forfeitable on the first anniversary of the grant date. Upon termination of service from the Board at any time, a portion of the restricted stock shall vest as of the date of such termination on a pro rata basis for the number of days that the participant served on the Board from the grant date through the date of such termination. The fair market value of the restricted stock on date of grant was $150. The stock-based compensation charge related to the shares granted for the three and nine months ended September 30, 2012, was $37 and $73, respectively.

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

During the nine months ended September 30, 2012, the Company issued 1,443,810 options to purchase common stock under the 2012 Plan with an aggregate grant date fair value of $10,870.

As of September 30, 2012, a total of 8,705,393 shares remained available for issuance under the 2012 Plan.

2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The Company’s stock option plan permitted the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally had the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. In January 2012, the 2006 Plan was discontinued; however, a total of 857,808 shares remain available for issuance under the 2012 Plan as of September 30, 2012. All of the options issued pursuant to the 2006 Plan expire ten years from the date of grant.

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	6,595,136	$4.65	$48,447
Options granted	1,443,810	16.80	3,090
Options exercised	(831,957)	3.74	(12,646)
Options forfeited/cancelled	(168,595)	10.68	(1,393)

Options outstanding at September 30, 2012	7,038,394	$7.11	$83,264

Options vested and exercisable at September 30, 2012	3,794,531	$3.32	$59,271
Options expected to vest	3,026,253	$11.40	$22,818

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

As of September 30, 2012, total unrecognized compensation cost related to non-vested share-based compensation awards was $19,166. That cost is expected to be recognized over the next 2 years using the weighted average method.

Summary of restricted stock activity as of September 30, 2012, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at January 1, 2012	—	$—
Restricted stock granted	430,928	14.47
Restricted stock vested	(48,700)	12.00

Unvested restricted stock outstanding at September 30, 2012	382,228	$14.78

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

Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. Our focus on delivering quality to our clients is reflected by an average of 89.0% and 76.1% of our revenues during the nine months ended September 30, 2012 coming from clients that had used our services for at least one and two years, respectively.

Summary of Results of Operations and Non-GAAP Financial Measures

The following tables present a summary of our results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$110,078	100.0%	$86,423	100.0%	$308,261	100.0%	$239,401	100.0%
Income from operations	16,736	15.2	16,891	19.5	47,350	15.4	39,581	16.5
Net income	$14,065	12.8	13,950	16.1	39,485	12.8	31,969	13.4

The key drivers of our revenue growth during the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 were as follows:

•

Broad based revenue growth from clients in most of our key verticals, and in particular within Banking and Financial Services, Retail and Consumer, and ISV and Technology. The third quarter and year-to-date results were further improved by the growth in the Other vertical primarily related to revenues generated from two governmental tax agency projects located in the CIS;

•

Continued penetration of the European market where we experienced revenue growth of $12.8 million, or 45.8%, and $36.1 million, or 47.5% during the three and nine months ended September 30, 2012, respectively;

•

Strong revenue contribution from our top clients. Revenues attributable to our top ten clients as of September 30, 2012 increased by $ 32.2 million during the nine months ended September 30, 2012 as compared to 2011 as we continued to leverage long-term relationships to generate repeat revenue and expand existing revenue streams; and

•	Completion of a strategic acquisition of Thoughtcorp, Inc. (“Thoughtcorp”) in the second quarter of 2012, which contributed another $3.9 million in revenues to our year-to-date results.

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is income from operations, as reported on our consolidated and condensed statements of income and comprehensive income, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported revenues, which we refer to as “non-GAAP operating margin”. We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We also believe these measures help investors compare our operating performance with our results in prior periods and compare our operating results with those of similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our consolidated and condensed statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Revenues	$110,078	$86,423	$308,261	$239,401
GAAP Income from operations	16,736	16,891	47,350	39,581
Stock-based compensation(1)	2,046	785	5,369	2,154
One-time charges	—	—	584	—
Goodwill impairment	—	—	—	1,697
Amortization of purchased intangible assets	431	191	711	639
M&A costs	(13)	282	374	492

Non-GAAP Income from operations	$19,200	$18,149	$54,388	$44,563

GAAP Operating margin	15.2%	19.5%	15.4%	16.5%
Effect of the adjustments detailed above	2.2	1.5	2.2	2.1

Non-GAAP Operating margin	17.4%	21.0%	17.6%	18.6%

(1)	Cost of revenue includes stock-based compensation expense of $1,036 and $2,486 for the three months and nine months ended September 30, 2012, and $417 and $947 for the same periods in 2011, respectively. Selling, general and administrative expenses include stock-based compensation expense of $1,010 and $2,883 for the three and nine months ended September 30, 2012, and $368 and $1,207 for the same periods of 2011, respectively.

Income from operations decreased 0.9% during the three months ended September 30, 2012. However, on a year-to-date basis income from operations grew 19.6%. Operating margins were 15.2% and 15.4% during the three and nine months ended September 30, 2012, compared to 19.5% and 16.5% during the same periods in 2011, respectively. As a percentage of revenues, cost of revenue increased by 2.9% and 1.7% during the three and nine months ended September 30, 2012, including the impact of a 0.5% and 0.4% increase in stock-based compensation expense during the same periods, respectively. This reduction in operating margins was partly offset by an improvement in selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses increased by 0.9% during the third quarter of 2012 over the same period of 2011 primarily due to an increase of 0.5% in the stock-based compensation expense as a percentage of revenues. On a year-to-date basis, selling, general and administrative expenses remained relatively flat with a 0.1% decrease as compared to 2011. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

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

Critical Accounting Policies and Significant Judgments and Estimates

We have identified the accounting policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the nine months ended September 30, 2012 to the items disclosed in our summary of critical accounting policies, significant judgments and estimates in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, other than those described below.

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

No preferred stock was outstanding as of September 30, 2012, as a result of our initial public offering on February 13, 2012 when all convertible preferred stock was converted into common stock.

Change in Presentation of Certain Financial Information

As part of our discussion and analysis, we analyze revenues by vertical. Prior to the third quarter of 2012, certain individually insignificant customers pertaining to acquired operations were aggregated for the purposes of presenting revenue by vertical. Effective third quarter of 2012, we have individually reassigned these customers to corresponding verticals. We believe this change is preferable as it allows us to more effectively analyze our verticals by aligning presentation of existing and acquired customers using a standardized approach. This change does not result in any adjustments to our previously issued financial statements. This change was applied retrospectively beginning on January 1, 2011 as presented in the table below:

	Nine Months Ended September 30, 2011
	As Previously Reported		After Reclassification
	(in thousands, except percentages)
Vertical
ISVs and Technology	$63,977	26.7%	$63,751	26.6%
Banking and Financial Services	53,801	22.5	53,770	22.5
Business Information and Media	46,622	19.5	47,993	20.0
Travel and Hospitality	28,618	12.0	28,308	11.8
Retail and Consumer	20,539	8.6	20,689	8.6
Other verticals	21,532	8.9	20,578	8.7
Reimbursable expenses and other revenues	4,312	1.8	4,312	1.8

Revenues	$239,401	100.0%	$239,401	100.0%

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

The following table presents the components of net income included in our consolidated condensed statements of income and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues	$110,078	$86,423	$308,261	$239,401
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	69,099	51,627	193,077	145,948
Selling, general and administrative expenses	21,153	15,822	59,491	46,420
Depreciation and amortization expense	3,040	2,083	7,674	5,732
Goodwill impairment loss	—	—	—	1,697
Other operating expenses, net	50	—	669	23

Income from operations	16,736	16,891	47,350	39,581
Interest and other income, net	486	385	1,422	1,000
Foreign exchange gain/ (loss)	(635)	(2,301)	(1,949)	(3,138)

Income before provision for income taxes	16,587	14,975	46,823	37,443
Provision for income taxes	2,522	1,025	7,338	5,474

Net Income	$14,065	$13,950	$39,485	$31,969

Revenues

Revenues totaled $110.1 million for the third quarter and $308.3 million for the first nine months of 2012, compared with $86.4 million and $239.4 million generated during the same periods last year, respectively. Quarter and year-to-date results improved primarily due to continued demand for our services from existing customers, the acquisition of Thoughtcorp and approximately $9.0 million and $15.2 million in revenues from new clients in the third quarter and first nine months of 2012, respectively. Revenues were derived primarily from providing software development services to our clients. We discuss below the breakdown of our revenues by service offering, vertical, client location, contract type and client concentration. Revenues consist of IT services revenues and reimbursable expenses and other revenues, which primarily include travel and entertainment costs that are chargeable to clients.

Revenues by Vertical

The foundation we have built with ISVs and technology companies has enabled us to leverage our strong domain knowledge and industry-specific knowledge capabilities to become a premier IT services provider to a range of additional verticals such as Banking and Financial Services, Business Information and Media, Travel and Hospitality and Retail and Consumer.

The following table sets forth revenues by vertical by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(in thousands, except percentages)
Vertical
ISVs and Technology	$30,365	27.6%	$22,791	26.4%	$80,657	26.2%	$63,751	26.6%
Banking and Financial Services	29,659	26.9	19,825	22.9	75,978	24.6	53,770	22.5
Business Information and Media	15,366	14.0	15,916	18.4	47,937	15.6	47,993	20.0
Travel and Hospitality	9,211	8.4	10,805	12.5	30,749	10.0	28,308	11.8
Retail and Consumer	13,525	12.3	8,191	9.5	38,242	12.4	20,689	8.6
Other verticals	10,559	9.5	7,389	8.6	30,512	9.8	20,578	8.7
Reimbursable expenses and other revenues	1,393	1.3	1,506	1.7	4,186	1.4	4,312	1.8

Revenues	$110,078	100.0%	$86,423	100.0%	$308,261	100.0%	$239,401	100.0%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(in thousands, except percentages)
Client Location
North America	$53,687	48.7%	$42,384	49.1%	$150,837	48.9%	$119,301	49.9%
Europe	40,726	37.0	27,938	32.3	112,050	36.3	75,951	31.7
United Kingdom	25,651	23.3	19,307	22.3	71,437	23.2	50,267	21.0
Other	15,075	13.7	8,631	10.0	40,613	13.1	25,684	10.7
CIS	14,272	13.0	14,595	16.9	41,188	13.4	39,837	16.6
Russia	10,583	9.6	11,229	13.0	29,074	9.4	31,041	13.0
Other	3,689	3.4	3,366	3.9	12,114	4.0	8,796	3.6
Reimbursable expenses and other revenues	1,393	1.3	1,506	1.7	4,186	1.4	4,312	1.8

Revenues	$110,078	100.0%	$86,423	100.0%	$308,261	100.0%	$239,401	100.0%

Revenues by Service Offering

Software development includes software product development, custom application development services and enterprise application platform services, and has historically represented, and we expect to continue to represent, the substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(in thousands, except percentages)
Service Offering
Software development	$73,894	67.1%	$56,580	65.5%	$206,045	66.8%	$157,025	65.5%
Application testing services	22,001	20.0	17,859	20.7	61,297	19.9	48,523	20.3
Application maintenance and support	8,806	8.0	7,101	8.2	25,775	8.4	20,502	8.6
Infrastructure services	3,213	2.9	2,299	2.7	8,965	2.9	6,353	2.7
Licensing	771	0.7	1,078	1.2	1,993	0.6	2,686	1.1
Reimbursable expenses and other revenues	1,393	1.3	1,506	1.7	4,186	1.4	4,312	1.8

Revenues	$110,078	100.0%	$86,423	100.0%	$308,261	100.0%	$239,401	100.0%

Revenues by Contract Type

Our services are performed under both time-and-material and fixed-price arrangements. Our engagement models depend on the type of services provided to a client, the mix and locations of professionals involved and the business outcomes our clients seek to achieve. Historically, the majority of our revenues have been generated under time-and-material contracts. Under time-and-material contracts, we are compensated for actual time incurred by our IT professionals at negotiated hourly, daily or monthly rates. Fixed-price contracts require us to perform services throughout the contractual period and we are paid in installments on pre-agreed intervals. We expect time-and-material arrangements to continue to comprise the majority of our revenues in the future.

The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(in thousands, except percentages)
Contract Type
Time-and-material	$93,087	84.5%	$75,207	87.1%	$265,280	86.1%	$208,031	86.9%
Fixed-price	14,827	13.5	8,633	10.0	36,802	11.9	24,373	10.2
Licensing	771	0.7	1,077	1.2	1,993	0.6	2,685	1.1
Reimbursable expenses and other revenues	1,393	1.3	1,506	1.7	4,186	1.4	4,312	1.8

Revenues	$110,078	100.0%	$86,423	100.0%	$308,261	100.0%	$239,401	100.0%

Revenues by Client Concentration

We have grown our revenues from our clients by continually expanding the scope and size of our engagements, and we have grown our key client base through internal business development efforts and several strategic acquisitions.

Our focus on delivering quality to our clients is reflected by an average of 89.0% and 76.1% of our revenues during the nine months ended September 30, 2012 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts. The number of clients accounting for over $5.0 million in annual revenues was 15 in 2011, and the number of clients that generated at least $0.5 million in revenues in 2011 was 98.

The following table sets forth revenues contributed by our top five and top ten clients by amount and as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(in thousands, except percentages)
Top five	$35,266	32.0%	$27,693	32.0%	$99,705	32.3%	$79,064	33.0%
Top ten	49,789	45.2	38,319	44.3	140,241	45.5	108,074	45.1

One client, Barclays Capital, accounted for over 10% of revenues in the third quarter of 2012, however, no clients accounted for over 10% of revenues in the first nine months of 2012. One client, Thomson Reuters, accounted for 10% of revenues in the third quarter of 2011 and the nine months ended September 30, 2011. The volume of work we perform for specific clients is likely to vary from year to year, as we are typically not the exclusive external IT services provider for any client, and a major client in one year may not contribute the same amount or percentage of our revenues in any subsequent year.

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

Cost of revenues (exclusive of depreciation and amortization) was $69.1 million and $193.1 million during the three and nine months ended September 30, 2012, representing an increase of 33.8% and 32.3%, respectively. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 3.0% and 1.6% during the three and nine months ended September 30, 2012. The increase was primarily attributable to a net increase of 1,580 IT professionals from September 30, 2011 to September 30, 2012, or an average growth of 26.2%, to support the growth in demand for our services. Additionally, an increase in stock-based compensation expense related to grants made at the end of the first quarter 2012 contributed 0.5% and 0.4% as a percentage of revenues in the three and nine months ended September 30, 2012, respectively.

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

Selling, general and administrative expenses were $21.2 million and $59.5 million during the three and nine months ended September 30, 2012, representing an increase of 33.7% and 28.2%, respectively. The growth was primarily attributable to increased overhead costs and non-production staff required to support the growth in our business. Non-production headcount increased by 290, or 24.6%, from 1,177 at September 30, 2011 to 1,467 at September 30, 2012. Stock compensation expense increased by $0.6 million, or 0.5% as a percentage of revenues, and $1.7 million, or 0.4% as a percentage of revenues, during the third quarter and nine months ended September 30, 2012, respectively. Facilities expenses increased by $0.5 million and $2.4 million during the third quarter and nine months ended September 30, 2012, over the same periods of 2011, respectively. However, as a percentage of revenues, selling, general and administrative expenses increased by only 0.9% during the third quarter of 2012, and decreased by 0.1% on a year-to-date basis to 19.2% and 19.3% during the three and nine months ended September 30, 2012, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.0 million and $7.7 million during the three and nine months ended September 30, 2012, representing an increase of 45.9% and 33.9%, respectively. The increase was primarily attributable to additional capital expenditures of IT equipment to support the growth in the headcount. As a percentage of revenues, depreciation and amortization expense was 2.8% and 2.5% during the three and nine months ended September 30, 2012, compared to 2.4% in the same periods of 2011. The increase in the third quarter of 2012 was primarily attributable to amortization of intangible assets acquired in connection with the acquisition of Thoughtcorp. Please see Note 3 of our condensed consolidated financial statements in Item 1 for further information on Thoughtcorp acquisition.

Other Operating expenses, net

Year-to-date other operating expenses were $0.7 million for the first nine months of 2012 primarily due to the issuance of 53,336 shares of common stock to Instant Information Inc., a 2010 asset acquisition, upon the completion of the initial public offering in the first quarter of 2012.

Interest and Other Income, Net

Net interest and other income was $0.5 million and $1.4 million during the three and nine months ended September 30, 2012, compared to $0.4 million and $1.0 million over the same periods of 2011. The increase was primarily attributable to the interest received on cash which increased 78.0% to an average balance of $109.1 million during the first nine months of 2012 from $61.3 million during the same period in 2011.

Foreign Exchange Loss

Foreign exchange loss incurred during the three and nine months ended September 30, 2012 was $0.6 million and $1.9 million representing a decrease of foreign exchange loss by $1.7 million and $1.2 million, respectively. Higher losses in 2011 were primarily driven by the movement of the Russian ruble, Belarusian ruble and the euro against the U.S. dollar in respective periods.

Provision for Income Taxes

Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During the three and nine months ended September 30, 2012 and 2011, we had $18.4 million and $38.9 million, and $10.3 million and $28.8 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. The statutory tax rate in our foreign jurisdictions is lower than the statutory U.S. tax rate. Additionally, we have secured special tax benefits in Belarus and Hungary as described below. As a result, our provision for income taxes is low in comparison to income before taxes due to the benefit received from increased income earned in low tax jurisdictions. The foreign tax rate differential represents this significant reduction. Changes in the geographic mix or estimated level of annual pre-tax income can also affect our overall effective income tax rate.

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

Our domestic income before provision for income taxes differs from the North America segment operating profit because segment operating profit is a management reporting measure, which does not take into account most corporate expenses, as well as the majority of non-operating costs and stock compensation expenses. We do not hold our segment managers accountable for these expenses, as they cannot influence these costs within the scope of their operating authority, nor do we believe it is practical to allocate these costs to specific segments as they are not directly attributable to any specific segment. All of our segments are treated consistently with respect to such expenses when determining segment operating profit.

Provision for income taxes was $2.5 million and $7.3 million during the three and nine months ended September 30, 2012, increasing from $1.0 million and $5.5 million in the same periods of 2011, respectively. The increase was primarily attributable to significant growth in consolidated pre-tax income. Other reasons for the increase can be attributable to (a) the movement of a portion of the Company’s pre-tax income from countries with lower statutory tax rates such as Belarus and Hungary; and (b) the increase in certain unfavorable permanent tax differences in high-taxed jurisdictions in 2012.

Liquidity and Capital Resources

Capital Resources

At September 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $105.9 million and $25.7 million of available borrowings under our revolving line of credit. At September 30, 2012, of our total $105.9 million of cash and cash equivalents, $69.1 million was held outside the United States, including $38.7 million held in US Dollar denominated accounts in Belarus, which accrued at an average interest rate of 4.6% during the nine months ended September 30, 2012. We have a $30.0 million revolving line of credit with PNC Bank, National Association. Advances under our revolving line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. Our revolving line of credit is secured by the grant of a security interest in all of our U.S. trade receivables and cash on hand in favor of the bank and contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. Our revolving line of credit expires on October 15, 2013. At September 30, 2012, we had no borrowings outstanding under our revolving line of credit.

The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $68.1 million would be subject to foreign withholding taxes, of which $59.6 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the United States and the availability of public and private debt and equity financing.

To the extent we pursue one or more significant strategic acquisitions; we may incur debt or sell additional equity to finance those acquisitions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$12,740	$28,154
Net cash used in investing activities	(31,363)	(13,562)
Net cash provided by financing activities	34,667	(1,103)
Effect of exchange-rate changes on cash and cash equivalents	1,045	(94)

Net increase in cash and cash equivalents	17,089	13,395

Cash and cash equivalents, beginning of period	$88,796	$54,004

Cash and cash equivalents, end of period	$105,885	$67,399

Operating Activities

Net cash provided by operations decreased by $15.4 million to $12.7 million during the first nine months of 2012 from $28.2 million net cash provided by operations during the first nine months of 2011. The increase in net income of $9.1 million before accounting for non-cash items in the first nine months of 2012 was more than offset by an increase in net trade and unbilled accounts receivable of $5.7 million and a decrease in accrued compensation of $12.1 million primarily as a result of higher bonus payments relating to 2011 performance made during the first nine months of 2012 compared to such payments made in the same period of 2011.

Investing Activities

Net cash of $31.4 million was used in investing activities during the first nine months of 2012 as compared to $13.6 million of net cash used in investing activities during the same period of 2011. Capital expenditures decreased $2.5 million over the first nine months of 2012 compared to the same period of 2011, however, this decrease was more than offset by $12.7 million spent on construction of corporate facilities in Belarus. Additionally, year-to-date 2012 investing cash flows were impacted by $7.0 million of net cash paid to acquire Thoughtcorp.

Financing Activities

Net cash provided by financing activities during the first nine months of 2012 increased by $35.8 million as compared to $1.1 million of net cash outflow from financing activities in the same period of 2011. This was primarily due to net $30.6 million received in connection with initial public offering of common stock in the first quarter of 2012 compared to the $1.2 million cash outflow related to offering issuance costs in the same period of 2011. Additionally, year-to-date 2012 financing cash flows improved by $4.0 million in the first nine months of 2012 compared to the same period of 2011 as a result of proceeds received by us from stock option exercises and associated tax benefits.

Contractual Obligations and Future Capital Requirements

Contractual Obligations

Set forth below is information concerning our fixed and determinable contractual obligations as of September 30, 2012.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$23,444	$9,145	$8,758	$3,331	$2,210
Other obligations (1) (2)	5,204	5,204	—	—	—

	$28,648	$14,349	$8,758	$3,331	$2,210

(1)	On December 7, 2011, we entered into an agreement with IDEAB Project Eesti AS for approximately $17.2 million for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. During the third quarter of 2012, total expected construction cost was increased to approximately $18.5 million. As of September 30, 2012, our total outstanding commitment under this agreement was $4.4 million. The building is expected to be operational in the first half of 2013.
(2)	In June 2012, we entered into an agreement for construction of 12 corporate apartments located within the High Technology Zone in Minsk, Belarus. During the third quarter of 2012, the agreement was amended and the number of apartments was increased to 26. As of September 30, 2012, the total construction cost for these apartments is estimated at $1.0 million. Our outstanding commitment at September 30, 2012 was approximately $0.8 million. The construction is expected to be completed in 2013. We intend to use the apartments for general business purposes.

Off-Balance Sheet Commitments and Arrangements

We do not have any obligations under guarantee contracts or other contractual arrangements within the scope of FASB ASC paragraph 460-10-15-4 (Guarantees Topic) other than as disclosed in Note 9 of our condensed consolidated financial statements in Item 1; nor do we have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to material off-balance sheet risks.

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

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. During both the third quarter of 2012 and 2011, our top five clients accounted for 32.0% of our total revenues. Year-to-date revenues generated by our top five clients were 32.3% and 33.0% in 2012 and 2011, respectively. One client, Barclays Capital, accounted for more than 10% of revenues in the third quarter of 2012; however, no clients accounted for over 10% of revenues during the nine months ended September 30, 2012. One customer, Thomson Reuters, accounted for over 10% of revenues during the third quarter and nine months ended September 30, 2011. Accounts receivable and unbilled revenues for this client were 15.9% and 15.0% of total accounts receivable and unbilled revenues as of December 31, 2011, respectively.

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

Foreign Exchange Risk

Our condensed consolidated financial statements are reported in US Dollars. However, we generate a significant portion of our revenues in certain non-US Dollar currencies, principally, euros, British pounds and Russian rubles. We incur expenditures in non-US Dollar currencies, principally in Hungarian forints, euros and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro and/or the British pound appreciate or depreciate against the US Dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the first nine months ended September 30, 2012, a 1.0% appreciation / (depreciation) of the euro and the British pound against the US Dollar would each result in an estimated increase / (decrease) of approximately $0.2 million in net income.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents share activity for the three months ended September 30, 2012.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs)
July 1-31, 2012	360	15.70	—
August 1-31, 2012	1,920	17.28	—
September 1-30, 2012	—	—	—

Total	2,280	17.03	—

(1)	Consists of shares retained by the Company through net share settlements in connection with the satisfaction of the exercise price with respect to the exercise of stock options by certain employees. The shares retained by the Company through these net share settlements were not a part of a Board-authorized repurchase program but instead were authorized under the Company’s equity compensation plans.

Item 6. Exhibits

	Exhibit Number	Description

*	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

*	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

**	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit Number	Description

***	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
	Name:	Arkadiy Dobkin
	Title:	Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Ilya Cantor
	Name:	Ilya Cantor
	Title:	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)