Form 10-K
period 2012-12-31
EPAM Systems, Inc.
filed 2013-03-11
CIK 1352010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

267-759-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $313 million based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.

The number of shares of common stock, $0.001par value, of the registrant outstanding as of March 1, 2013 was 44,903,909 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its 2013 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

EPAM SYSTEMS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

EMERGING GROWTH COMPANY STATUS

In April 2012, several weeks after our initial public offering in February 2012, President Obama signed into law the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” that otherwise apply to larger public companies. For as long as a company retains emerging growth company status, which may be until the fiscal year-end after the fifth anniversary of its initial public offering, it will not be required to (1) provide an auditor’s attestation report on its management’s assessment of the effectiveness of its internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new or revised financial accounting standard applicable to public companies until such standard is also applicable to private companies, (3) comply with certain new requirements adopted by the Public Company Accounting Oversight Board, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on matters relating to executive compensation.

We are classified as an emerging growth company, under the JOBS Act and are eligible to take advantage of the accommodations described above for as long as we retain this status. However, we have elected not to take advantage of the transition period described in (2) above, which is the exemption provided in Section 7(a)(2)(B) of the Securities Act of 1933 and Section 13(a) of the Securities Exchange Act of 1934 (in each case as amended by the JOBS Act) for complying with new or revised financial accounting standards. We will therefore comply with new or revised financial accounting standards to the same extent that a non-emerging growth company is required to comply with such standards.

PART I

Item 1.	Business

Overview

We are a leading provider of complex software engineering solutions and technology services with delivery capacity distributed across Central and Eastern Europe. Our clients rely on us to deliver a broad range of software engineering and IT services, with a significant share of proactive, domain-led, high-value services aimed at improving the client’s ability to innovate and cut time to market. We draw on our extensive vertical, technology and process/methodology expertise and leverage industry standard technology, tools, platforms as well a portfolio of internally and externally developed assets in our delivery. We primarily focus on building long-term partnerships with clients in industries that demand technologically advanced skills and solutions, such as independent software vendors, or ISVs and Technology, Banking and Finance, Business Information and Media, and Travel and Consumer. We deliver services to clients located primarily in North America, Western Europe, and Central and Eastern Europe, or CEE.

Since our inception in 1993, we have been serving ISVs and Technology companies. These companies produce advanced software and technology products that demand sophisticated software engineering talent, tools, methodologies and infrastructure to deliver solutions that support functionality and configurability to sustain multiple generations of platform innovation. The foundation we have built serving ISVs and technology companies has enabled us to differentiate ourselves in the market for software engineering skills and technology capabilities. Our work with these clients exposes us to their customers’ challenges across a variety of industry verticals. This has enabled us to develop vertical-specific domain expertise and grow our business in multiple industry verticals, including Banking and Financial Services, Business Information and Media, and Travel and Consumer.

Our historical core competency is full lifecycle software development and product engineering services including design and prototyping, product development and testing, component design and integration, product deployment, performance tuning, porting and cross-platform migration. We have developed extensive experience in each of these areas by working collaboratively with leading ISVs and technology companies, creating an unparalleled foundation for the evolution of our other offerings, which include custom application development, application testing, enterprise application platforms, application maintenance and support, and infrastructure management.

We believe the quality of our employees underpins our success and serves as a key point of differentiation in how we deliver a superior value proposition to our clients. Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland are strategically located in centers of software engineering talent and educational excellence across CEE, and the Commonwealth of Independent States, or the CIS. CEE includes Albania, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Republic of Macedonia, Romania, Russia, Serbia and Montenegro, Slovakia, Slovenia, the former Yugoslav Republic of Macedonia, Turkey and Ukraine. The CIS is comprised of constituents of the former U.S.S.R., including Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Our highly-skilled information technology, or IT, professionals, combined with our extensive experience in delivering custom solutions that meet our clients’ pressing business needs, has allowed us to develop a deep culture of software engineering excellence. We believe this culture enables us to attract, train and retain talented IT professionals.

We employ highly-educated IT professionals, nearly all of whom hold a master’s equivalent university degree in math, science or engineering and are proficient in English. To ensure we attract the best candidates from this deep talent pool, we have developed close relationships with leading universities across CEE, whereby we actively support curriculum development and engage students to identify their talents and interests. We continue to expand these efforts throughout the major talent hubs within CEE.

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

We believe we are the only ISAE 3000 Type II certified IT services provider with multiple delivery centers in CEE, based on our analysis of publicly available information of IT services providers. This certification is a widely recognized auditing standard developed by the American Institute of Certified Public Accountants, or AICPA, and it serves as additional assurance to our clients that are required to validate the controls in place to protect the security of their sensitive data. Furthermore, this is an important certification for firms in data and information-intensive industries, as well as any organization that is subject to the internal controls certification requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Our ISAE 3000 Type II certification, in addition to our multiple ISO/IEC 27001:2005 and ISO 9001:2000 attestations, underscores our focus on establishing stringent security standards and internal controls.

Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. We maintain a geographically diverse client base with 47.7% of our 2012 revenues from clients located in North America, 35.8% from clients in Europe and 15.0% from clients in the CIS. Our focus on delivering quality to our clients is reflected by an average of 91.9% and 82.0% of our revenues in 2012 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts. For example, from 2008 to 2012 the number of clients accounting for over $5.0 million in annual revenues increased from 7 to 16, and those accounting for $1.0 million or more in revenues increased from 42 to 81.

Our Approach

Since our inception, we have focused on software product development services, which we have refined through repeat, multi-year engagements with major ISVs. Unlike custom application development, which is usually tailored to very specific business requirements, software products of ISVs must be designed with a high level of product configurability and operational performance to address the needs of a diverse set of end-users working in multiple industries and operating in a variety of deployment environments. This demands a strong focus on upfront design and architecture, strict software engineering practices, and extensive testing procedures.

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

Our work with ISVs and technology companies, including both global leaders in enterprise software platforms and emerging, innovative technology companies focusing on new trends, exposes us to their customers’ business and strategic challenges, allowing us to develop vertical-specific domain expertise. In-depth understanding of how vertically-oriented ISVs and technology companies solve their clients’ challenges allows us to focus and grow our business in multiple industries, including Banking and Financial Services, Business Information and Media, and Travel and Consumer.

Our Services

Our service offerings cover the full software and product development lifecycle from digital strategy and customer experience design to enterprise application platforms implementation and program management services and from complex software development services to maintenance, support, custom application development, application testing, and infrastructure management. Our key service offerings include:

Software Product Development Services

We provide a comprehensive set of software product development services including product research, customer experience design and prototyping, program management, component design and integration, full lifecycle software testing, product deployment and end-user customization, performance tuning, product support and maintenance, managed services, as well as porting and cross-platform migration. We focus on software products covering a wide range of business applications as well as product development for multiple mobile platforms and embedded software product services.

Custom Application Development Services

We offer complete custom application development services to meet the requirements of businesses with sophisticated application development needs not adequately supported by packaged applications or by existing custom solutions. Our custom application development services leverage our experience in software product development as well as our industry expertise, prebuilt application solution frameworks and specific software product assets. Our range of services includes business and technical requirements analysis, user experience design, solution architecture creation and validation, development, component design and integration, quality assurance and testing, deployment, performance tuning, support and maintenance, legacy applications re-engineering/refactoring, porting and cross-platform migration and documentation.

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

Enterprise Application Platforms

As a proven provider of software product development services to major ISVs, we have participated in the development of industry standard technology and business application platforms and their components in such specific areas as customer relationship management and sales automation, enterprise resource planning, enterprise content management, business intelligence, e-commerce, mobile, Software-as-a-Service and cloud deployment. Our experience in such areas allows us to offer services around Enterprise Application Platforms, which include requirements analysis and platform selection, deep and complex customization, cross-platform migration, implementation and integration, as well as support and maintenance. We use our experience, custom tools and specialized knowledge to integrate our clients’ chosen application platforms with their internal systems and processes and to create custom solutions filling the gaps in their platforms’ functionality necessary to address the needs of the clients’ users and customers.

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

Our Verticals

Strong vertical-specific domain knowledge backed by extensive experience merging technology with the business processes of our clients allows us to deliver tailored solutions to the following industry verticals:

•	ISVs and Technology;

•	Banking and Financial Services;

•	Business Information and Media; and

•	Travel and Consumer.

We also serve the diverse technology needs of clients in the energy, telecommunications, automotive, manufacturing, insurance and life sciences industries and the government.

The following table sets forth our revenues by vertical by amount and as a percentage of our revenues for the periods presented:

	Year Ended December 31,
	2012		2011		2010
	(in thousands, except percent)
Vertical
Banking and Financial Services	$111,941	25.8%	$76,645	22.9%	$43,019	19.4%
ISVs and Technology	106,852	24.6	84,246	25.2	64,905	29.3
Travel and Consumer	95,965	22.1	71,488	21.4	36,135	16.3
Business Information and Media	62,398	14.4	63,988	19.1	46,146	20.8
Other verticals	50,226	11.6	31,985	9.6	27,846	12.5
Reimbursable expenses and other revenues	6,417	1.5	6,176	1.8	3,773	1.7

Revenues	$433,799	100.0%	$334,528	100.0%	$221,824	100.0%

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

Banking and Financial Services. We established our Banking and Financial Services vertical in 2006 and have significant experience working with global retail and investment banks, investment firms, depositories, corporate treasuries, pension funds and market data providers. We offer a broad portfolio of services in asset and wealth management, corporate and retail banking, cards and payments, investment banking and brokerage, research and analysis, as well as governance, risk and compliance. We have also established a Capital Markets Competency Center, which facilitates knowledge exchange, education and collaboration across our organization and develops new software products, frameworks and components to further enhance our industry-specific solutions and services.

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

Travel and Consumer. We have extensive experience in designing, implementing and supporting solutions for the travel and hospitality industry. This has led to the development of a substantial repository of knowledge components and solutions, such as our Loyalty, Marketing and Booking Engine frameworks, which results in accelerated development and implementation of solutions, while ensuring enterprise-class reliability. Our capabilities span a range of platforms, applications and solutions that businesses in travel and hospitality use to serve their customers, capture management efficiencies, control operating expenses and grow revenues.

We also work closely with leading companies in the retail and consumer industry to enable our clients to better leverage technology and address simultaneous pressures of driving value for the consumer and offering a more engaging experience. Our expertise allows us to integrate our services with our clients’ existing enterprise resource planning, billing fulfillment and customer relationship management solutions. Our digital strategy and experience design practice, EPAM Empathy Lab, provides strategy, design, creative, and program management services for clients looking to improve their customer experience. We also offer deep expertise across several domains including business-to-business and business-to-consumer e-commerce, customer/partners self-service, employee portals, online merchandising and sales, web content management, mobile solutions and billing.

Our Delivery Model

We have delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland. We have client management locations in the United States, Canada, United Kingdom, Germany, Sweden, Switzerland, Russia and Kazakhstan. We believe the development of a robust global delivery model creates a key competitive advantage, enabling us to better understand and meet our client’s diverse needs and provide a compelling value proposition.

Our primary delivery centers with approximately 3,350 IT professionals are located in Belarus, the majority of which are located in Minsk, the capital of Belarus, which is a major educational and industrial center in CEE. It is well-suited to serve as a prime IT outsourcing destination given its strong industrial base, good educational infrastructure and legacy as the center of computer science for the former Soviet Union. Furthermore, the IT industry in Belarus has been strongly supported by the government, which has taken steps to encourage investment in the IT sector through long-term tax incentives.

Our delivery centers in Ukraine have approximately 2,330 IT professionals. Ukraine promotes the growth of a domestic IT outsourcing export industry that is supported by regulation, intellectual property protection and a favorable investment climate.

Our delivery centers in Russia have approximately 1,210 IT professionals. Our locations in Ukraine and Russia offer many of the same benefits as Belarus, including educational infrastructure, availability of qualified software engineers and government sponsorship of the IT industry. We believe our locations in Ukraine and Russia, along with our delivery centers in Belarus, offer a strong and diversified delivery platform across CEE.

Our delivery centers in Hungary have approximately 775 IT professionals and serve as the center for our nearshore delivery capabilities to European clients. Hungary’s geographic proximity, cultural affinity and similar time zones with our clients in Europe enables increased interaction that creates closer client relationships, increased responsiveness and more efficient delivery of our solutions.

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

In addition to effective client management, we believe that our reputation as a premium provider of software product development services drives additional business from inbound requests, referrals and RFPs. We enjoy published recognition from other third-party industry observers, such as Forrester Research, Everest Group, Zinnov, Information Week, and Software Magazine.

We also maintain a dedicated sales force as well as a marketing team, which coordinates corporate-level branding efforts that range from sponsorship of programming competitions to participation in and hosting of industry conferences and events.

Clients

Our clients primarily consist of Forbes Global 2000 corporations. During 2011 and 2010, one of our largest clients, Thomson Reuters, accounted for over 10% of our revenues; however, in 2012, Thomson Reuters accounted for 6.0% of our revenues and no other client accounted for over 10% of revenues in that period.

The following table sets forth the percentage of our revenues for the periods presented by client location:

	% of Revenues for Year Ended December 31,
Client Location	2012	2011	2010
North America	47.7%	49.4%	52.8%
Europe	35.8	32.0	26.4
CIS	15.0	16.8	19.1
Reimbursable expenses and other revenues	1.5	1.8	1.7

Revenues	100.0%	100.0%	100.0%

Revenues by client location above differs from the segment information. Our operations consist of four reportable segments: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. Our reportable segments are based on managerial responsibility for a particular client. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of our senior management team. In a case like this, the client’s activity would be reported through the reportable segment. Information about our segments is presented below:

	% of Segment Revenues for Year Ended December 31,
Segment	2012	2011	2010
North America	45.5%	45.5%	49.7%
Europe	38.9	36.9	30.9
Russia	11.7	13.8	14.2
Other	3.9	3.8	5.2

Segment Revenues	100.0%	100.0%	100.0%

The following table sets forth the percentage of our revenues by client vertical for the periods presented:

	% of Revenues for Year Ended December 31,
Vertical	2012	2011	2010
Banking and Financial Services	25.8%	22.9%	19.4%
ISVs and Technology	24.6	25.2	29.3
Travel and Consumer	22.1	21.4	16.3
Business Information and Media	14.4	19.1	20.8
Other verticals	11.6	9.6	12.5
Reimbursable expenses and other revenues	1.5	1.8	1.7

Revenues	100.0%	100.0%	100.0%

The following table shows the distribution of our clients by revenues for the periods presented:

Revenues Greater Than or Equal To	2012	2011	2010
$0.1 million	216	176	143
$0.5 million	114	98	72
$1 million	81	54	43
$5 million	16	15	10
$10 million	7	8	4

The following table sets forth our revenues by service offering by amount and as a percentage of our revenues for the periods presented:

	Year Ended December 31,
Service Offering	2012		2011		2010
	(in thousands, except percent)
Software development	$290,139	66.8%	$219,211	65.5%	$149,658	67.5%
Application testing services	85,849	19.8	67,840	20.3	44,459	20.0
Application maintenance and support	36,056	8.3	29,287	8.8	19,262	8.7
Infrastructure services	12,424	2.9	8,488	2.5	2,823	1.3
Licensing	2,914	0.7	3,526	1.1	1,849	0.8
Reimbursable expenses and other revenues	6,417	1.5	6,176	1.8	3,773	1.7

Revenues	$433,799	100.0%	$334,528	100.0%	$221,824	100.0%

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

•	Local CEE technology outsourcing IT services providers;

•	Large global consulting and outsourcing firms, such as Accenture, Atos Origin, Capgemini, CSC and IBM;

•	China-based technology outsourcing IT services providers such as Camelot Information Services, and Pactera; and

•	In-house IT departments of our clients and potential clients.

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

Human Capital

Our people are critical to the success of our business. Attracting and retaining employees is a key factor in our ability to grow our revenues and meet our clients’ needs. We had 10,043, 8,125 and 6,168 employees as of December 31, 2012, 2011 and 2010, respectively. Of these employees, approximately 93% were located in the CIS and CEE, 2% were located in Western Europe (excluding Hungary) and 5% were located in North America as of December 31, 2012. We believe that we maintain a good working relationship with our employees and we have not experienced any labor disputes. Our employees have not entered into any collective bargaining agreements.

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

We have developed our base of IT professionals by hiring highly-qualified, experienced IT professionals from this region and by recruiting students from leading universities in CEE. We have strong relationships with the leading institutions in CEE, such as the Belarusian State University, Belarusian State University of Informatics and Radioelectronics, the Saint Petersburg State University of Information Technologies, Mechanics and Optics, the Moscow State University, the Moscow Institute of Physics & Technology, the Moscow State University of Instrument Engineering and Computer Sciences and the National Technical University of Ukraine, and we have established EPAM delivery centers near many of these campuses. The quality and academic prestige of the CEE educational system is renowned world-wide. For instance, in the 2012 ACM International Collegiate Programming Contest (ICPC), five out of 10 top ranked finishers were from CEE, and two Belarus universities made it in the top 12. Our ongoing involvement with these universities includes supporting EPAM-branded research labs, developing training courses, providing teaching equipment, actively supporting curriculum development and engaging students to identify their talents and interests. Our relationships with these technical institutions provide us access to a highly-qualified talent pool of programmers, and allow us to consistently attract highly-skilled students from these institutions. We also conduct lateral hiring through a dedicated IT professional talent acquisition team whose objective is to locate and attract qualified and experienced IT professionals within the region.

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

Long-lived Assets

The table below sets forth the locations of our long-lived assets:

	As of December 31,
Location	2012	2011
United States	$2,048	$1,445
Belarus(1)	40,095	26,001
Ukraine	5,357	4,314
Russia	3,234	2,011
Hungary	1,744	1,108
Other	657	603

Total	$53,135	$35,482

(1)	At December 31, 2012 and 2011, the amounts included $15.4 million and $15.7 million, respectively, related to our building, and $15.6 million and $1.5 million, respectively, of capitalized construction costs related to our corporate facilities in Minsk, Belarus.

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

In May 2012, we completed the acquisition of Thoughtcorp, a Canadian company with a 17-year history of successfully delivering high-value IT solutions and complex software applications to some of Canada’s most prominent companies within the telecommunications, financial and retail sectors. With the Thoughtcorp acquisition we have strengthened our Banking and Financial Services, and Travel and Consumer verticals, and have gained significant telecommunications expertise with a highly skilled and experienced employee base of approximately 50 IT professionals. The acquisition also expands our North American geographic footprint and complements our global delivery capabilities with expertise in areas important for us, such as Agile Development, Enterprise Mobility and Business Intelligence.

In December 2012, we completed the acquisition of Empathy Lab, LLC, a U.S.-based digital strategy and multi-channel experience design firm with approximately 85 IT professionals. The acquisition is intended to enhance our strong capabilities in global delivery of software engineering services with Empathy Lab’s proven expertise in two important growth areas - development and execution of enterprise-wide eCommerce initiatives and transformation of media consumption and distribution channels. In addition to strengthening our Travel and Consumer and Business Information and Media verticals, Empathy Lab brings significant expertise in digital marketing strategy consulting and program management.

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

Executive Officers of the Registrant

Information about our executive officers required by this item is incorporated by reference to the information in Part III, “Item 10. Directors, Executive Officers and Corporate Governance” of this annual report.

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

Risks Relating to Our Business

We may be unable to effectively manage our rapid growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.

We have experienced rapid growth and significantly expanded our business over the past several years. Our revenues grew from $160.6 million in 2008 to $433.8 million in 2012. We have also supplemented our organic growth with strategic acquisitions. As of December 31, 2012, we had 8,495 IT professionals, as compared to 2,890 IT professionals as of December 31, 2007. We intend to continue our expansion in the foreseeable future to pursue existing and potential market opportunities.

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

As a result of these problems associated with expansion, our business, financial condition and results of operations could be materially adversely affected.

Moreover, we intend to continue our expansion in the foreseeable future to pursue existing and potential market opportunities. As we introduce new services or enter into new markets, we may face new market, technological and operational risks and challenges with which we are unfamiliar, and we may not be able to mitigate these risks and challenges to successfully grow those services or markets. We may not be able to achieve our anticipated growth, which could materially adversely affect our business and prospects.

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

The total attrition rates among our IT professionals who have worked for us for at least six months were 10.7%, 9.1% and 9.4% for 2012, 2011 and 2010, respectively. We may encounter higher attrition rates in the future. A significant increase in the attrition rate among IT professionals with specialized skills could decrease our operating efficiency and productivity and could lead to a decline in demand for our services. The competition for highly-skilled IT professionals may require us to increase salaries, and we may be unable to pass on these increased costs to our clients.

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

Additionally, we have granted certain options under our stock incentive plans and entered into certain other stock-based compensation arrangements in the past, as a result of which we have recorded $6.8 million, $2.9 million and $2.9 million as stock-based compensation expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

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

We have significant operations in CIS and CEE countries which are generally considered to be emerging markets. CEE includes Albania, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Republic of Macedonia, Romania, Russia, Serbia and Montenegro, Slovakia, Slovenia, the former Yugoslav Republic of Macedonia, Turkey and Ukraine. The CIS is comprised of constituents of the former U.S.S.R., including Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Investors in emerging markets should be aware that these markets are vulnerable to market downturns and economic slowdowns elsewhere in the world and are subject to greater risks than more developed markets, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues. Investors should also note that emerging economies such as the economies of Belarus, Russia, Ukraine, Kazakhstan and

Hungary are subject to rapid change and that the information set forth in this annual report may become outdated relatively quickly. Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, in light of those risks, an investment in our common stock is appropriate.

We generate a significant portion of our revenues from a small number of clients, and any loss of business from these clients could materially reduce our revenues.

Our ability to maintain close relationships with our major clients is essential to the growth and profitability of our business. However, the volume of work performed for a specific client is likely to vary from year to year, especially since we generally are not our clients’ exclusive IT services provider and we do not have long-term commitments from any clients to purchase our services. A major client in one year may not provide the same level of revenues for us in any subsequent year. The IT services we provide to our clients, and the revenues and net income from those services, may decline or vary as the type and quantity of IT services we provide change over time. Furthermore, our reliance on any individual client for a significant portion of our revenues may give that client a certain degree of pricing leverage against us when negotiating contracts and terms of service.

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

A substantial portion of our clients are concentrated in four specific industry verticals: ISVs and Technology, Banking and Financial Services, Business Information and Media, and Travel and Consumer. Clients in ISVs and Technology accounted for 24.6%, 25.2%, and 29.3% of our revenues in 2012, 2011 and 2010, respectively. Clients in Banking and Financial Services accounted for 25.8%, 22.9%, and 19.4% of our revenues in 2012, 2011 and 2010, respectively. Our business growth largely depends on continued demand for our services from clients in these five industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource IT services.

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

We have a long selling cycle for our IT services, which requires significant investment of human resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other IT services providers or in-house resources) and the timing of our clients’ budget cycles and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenues and hinder our revenue growth. For certain clients, we may begin work and incur costs prior to concluding the contract. A delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement, or to complete certain contract requirements in a particular quarter, could reduce our revenues in that quarter.

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

Our profitability and operating results are dependent on the rates we are able to charge for our services. Our rates are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	our competitors’ pricing policies;

•	bid practices of clients and their use of third-party vendors;

•	the mix of onsite and offshore staffing;

•	employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases;

•	our ability to charge premium prices when justified by market demand or the type of service; and

•	general economic conditions.

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

We do not accrue incremental U.S. taxes on all CIS and CEE earnings as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2013. These increased taxes could materially adversely affect our financial condition and results of operations.

Our operating results may be negatively impacted by the loss of certain tax benefits provided by the governments of Belarus, Hungary and Russia to companies in our industry.

Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are exempt or levied at a reduced rate on a variety of taxes, including a 100% exemption from Belarusian income tax (which as of the date of this annual report was 18% and an exemption from the value added tax, for a period of 15 consecutive years effective July 1, 2006). In addition, our subsidiary in Hungary benefits from a tax credit of 10% of qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. We have been able to take the full 70% credit for 2007 to 2012. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, however, will be allowed through 2014. We anticipate full utilization up to the 70% limit until 2014, with full phase out in 2015. Our subsidiary in Russia benefits from a substantially reduced rate on social contributions and an exemption on value added tax in certain circumstances, which is a benefit to qualified IT companies in Russia. If the tax holiday relating to our Belarusian subsidiary, the tax incentives relating to our Hungarian subsidiary or the lower tax rates and social contributions relating to our Russian subsidiary are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our effective income tax rate and/or our operating expenses would increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Income Statement Line Items — Provision for Income Taxes.”

Our agreement with one of our largest clients gives it the option to assume the operations of one of our offshore development centers, and the exercise of that option could result in a loss of future revenues and adversely affect our results of operations.

During the four-year term of our agreement with one of our largest clients, which ends in December 2014 unless extended by the client, the client is entitled to request us to transfer to it or its designees all of the operating relationships, including employment relationships with the employees dedicated to the offshore development center and contracts with subcontractors, at a pre-determined transfer price dependent on the experience level of the transferred employee and the duration such employee worked on projects for the client. We are required to transfer assets that have already been financed by the client under our agreement, such as our offshore development center dedicated to the client, at a de minimis pre-agreed price. Since our client has already financed such assets, the carrying value of such assets is de minimis. In addition to the above amounts, the client is also required to pay a negotiated value or book value for the assets to be transferred that have not already been financed by the client. This client accounted for 9.2%, 6.3% and 2.9% of our revenues in 2012, 2011 and 2010, respectively. In addition, under our agreement, the client has the right to step in and take over all or part of the offshore development center in certain instances, including if we are in material default under certain provisions of our agreement, such as those related to the level or quality of our services, or the client has determined it is otherwise obliged to do so in emergencies or for regulatory reasons. In the event the client takes over any services we provide under our agreement, it will not be obligated to pay us for the provision of those services. If the client exercises these rights, we would lose future revenues related to the services we provide to the client, as well as lose some of our assets and key employees, and our losses may not be fully covered by the contractual payment, which could adversely affect our results of operations.

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

Revenues from clients outside North America represented 50.8%, 48.8% and 45.5% of our revenues for 2012, 2011 and 2010, respectively. We anticipate that clients outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe and the CIS. In addition, the majority of our employees, along with our development and delivery centers, are located in the CIS and CEE. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions.

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

Hostilities involving the United States and acts of terrorism, violence or war, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our clients. We may be unable to protect our people, facilities and systems against any such occurrences. Such events may cause clients to delay their decisions on spending for IT services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could materially adversely affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified IT professionals, these events could make it difficult or impossible for us to deliver services to some or all of our clients. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled IT professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.

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

As of March 1, 2013, to our knowledge, our greater than 5% stockholders, directors and executive officers and entities affiliated with them own approximately 50% of the outstanding shares of our common stock, which includes approximately 40% of the outstanding shares of our common stock owned by affiliates of Siguler Guff & Company. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors, the approval of merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Companies doing business in emerging markets, such as CIS and CEE countries, are subject to significant economic risks.

CIS and CEE countries are generally considered to be emerging markets. Investors in emerging markets should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. The economies of CIS and CEE countries, like other emerging economies, are vulnerable to market downturns and economic slowdowns elsewhere in the world. The economies of Belarus, Russia, Ukraine, Hungary and other CIS and CEE countries where we operate have experienced periods of considerable instability and have been subject to abrupt downturns. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies such as in the CIS and CEE could dampen foreign investment in these markets and materially adversely affect their economies. In addition, a deterioration in macroeconomic conditions, such as the recent debt crisis in Europe, could require us to reassess the value of goodwill for potential impairment. This goodwill is subject to impairment tests on an ongoing basis. Weakening macroeconomic conditions in the countries in which we operate and/or a significant difference between the performance of an acquired company and the business case assumed at the time of acquisition could require us to write down the value of the goodwill or a portion of such value. These risks may be compounded by incomplete, unreliable or unavailable economic and statistical data on CIS and CEE countries, including elements of the information provided in this annual report. Similar statistics may be obtainable from other non-official sources, although the underlying assumptions and methodology, and consequently the resulting data, may vary from source to source. Economic instability in CIS or CEE countries where we operate and any future deterioration in the international economic situation could materially adversely affect our business, financial condition and results of operations.

Fluctuations in currency exchange rates could materially adversely affect our financial condition and results of operations.

We have significant international operations, and we earn our revenues and incur our expenses in multiple currencies. Doing business in different foreign currencies exposes us to foreign currency risks, including risks related to revenues and receivables, compensation of our personnel, purchases and capital expenditures. The majority of our revenues are in U.S. dollars, British pounds, Russian rubles and euros, and the majority of our expenses, particularly salaries of IT professionals, are denominated in U.S. dollars but payable in Belarusian rubles or in other local currencies at the exchange rate in effect at the time. To the extent that we increase our business and revenues which are denominated in Belarusian rubles, Ukrainian hryvnia, Hungarian forints or other local currencies, we will also increase our receivables denominated in those currencies and therefore also increase our exposure to fluctuations in their exchange rates against the U.S. dollar, our reporting currency. Similarly, any capital expenditures, such as for computer equipment, which are payable in the local currency of the countries in which we operate but are imported to such countries, and any deposits we hold in local currencies, can be materially affected by depreciation of the local currency against the U.S. dollar and the effect of such depreciation on the local economy. Certain foreign currency exposures, to some extent, are naturally offset on a consolidated basis. However, due to the increasing size of our international operations, fluctuations in foreign currency exchange rates could materially impact our results. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Our stock price is volatile.

Our common stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, our stock price may significantly decline.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expense and affect our operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, SEC regulations and New York Stock Exchange, or NYSE, rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland, and client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Russia and Kazakhstan.

The table below sets forth our principal properties:

Location	Square Meters Leased	Square Meters Owned	Total Square Meters
Delivery Centers and Client Management Locations:
Belarus	24,104	7,655	31,759
Ukraine	22,007	—	22,007
Russia	12,761	—	12,761
Hungary	8,150	—	8,150
Kazakhstan	2,671	—	2,671
United States	2,398	—	2,398
Switzerland	379	—	379
Sweden	220	—	220
United Kingdom	126	—	126
Poland	86	—	86
Germany	—	—	—
Canada	810	—	810

Total	73,712	7,655	81,367

Executive Office:
Newtown, PA, United States	932	—	932

Our facilities are used interchangeably amongst all of our segments. We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.

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

Our shares have been publicly traded since February 8, 2012. The following table shows the per share range of high and low sales prices for shares of our common stock, as listed for quotation on the NYSE, and the quarterly cash dividends paid per share for the quarterly periods indicated.

	High	Low
Quarter Ended
December 31, 2012	$20.99	$17.32
September 30, 2012	$19.64	$13.94
June 30, 2012	$23.62	$14.72
March 31, 2012	$21.25	$13.25

As of March 1, 2013, we had approximately 45 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant. In addition, our credit facility restricts our ability to pay dividends.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning February 8, 2012, which is the date of our IPO, and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)

Among EPAM, the S&P 500 Index and a Peer Group Index(3) (Capitalization Weighted)

	Base Period
	2/8/2012	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Company / Index
EPAM Systems, Inc.	100	146.57	121.36	135.29	129.29
S&P 500 Index	100	104.33	100.90	106.72	105.65
Peer Group Index	100	102.94	83.91	89.48	85.86

(1)	Graph assumes $100 invested on February 8, 2012, in our common stock, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	We have constructed a Peer Group Index of other information technology consulting firms consisting of Virtusa Corporation (NASDAQ:VRTU), Cognizant Technology Solutions Corp. (NASDAQ:CTSH), Infosys Ltd ADR (NYSE:INFY), Sapient Corporation (NASDAQ:SAPE), Syntel, Inc. (NASDAQ:SYNT) and Wipro Ltd. (ADR) (NYSE:WIT).

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under our 2012 Long-Term Incentive Plan, 2006 Stock Option Plan, individual compensation arrangements and any other compensation plans as of December 31, 2012.

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2012 Long-Term Incentive Plan approved by shareholders (1)	1,380,315	16.79	7,866,485
2006 Stock Option Plan approved by shareholders (2)	4,916,394	4.91	859,808

Total	6,296,709	7.51	8,726,293

(1)	On January 11, 2012, our Board of Directors approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which will be used to issue equity grants to employees. The Board authorized 9,246,800 shares of common stock to be reserved for issuance under the plan. This is in addition to 733,808 shares that remained available for issuance under the 2006 Plan as of January 11, 2012 and which are available for issuance under the 2012 Plan. In addition, up to 4,916,394 shares that are subject to outstanding awards as of December 31, 2012, under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise return to the 2006 Plan’s share reserve will be available for awards to be granted under the 2012 Plan.

(2)	Effective May 31, 2006, our Board of Directors adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan permitted the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally had the authority to select individuals who are to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. In January 2012, the 2006 Plan was discontinued; however, a total of 859,808 shares remain available for issuance under the 2012 Plan as of December 31, 2012. All of the options issued pursuant to the 2006 Plan expire ten years from the date of grant.

Unregistered Sales of Securities

On December 18, 2012, we issued an aggregate of 326,346 shares of our common stock as a partial consideration to the Empathy Lab sellers in connection with the acquisition of substantially all of the assets of Empathy Lab, LLC. No underwriter was involved in the Empathy Lab acquisition and no underwriting commissions were paid. This transaction was exempt from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities by the issuer and affiliated purchasers during the quarterly period ended December 31, 2012.

Item 6.	Selected Financial Data

We have derived the selected consolidated statements of income data for the years ended December 31, 2012, 2011 and 2010 and selected consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements and related notes included in this annual report. We have derived the selected consolidated statements of income data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$433,799	$334,528	$221,824	$149,939	$160,632
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	270,361	205,336	132,528	88,027	91,205
Selling, general and administrative expenses	85,868	64,930	47,635	39,248	53,913
Depreciation and amortization expense	10,882	7,538	6,242	5,618	4,889
Goodwill impairment loss	—	1,697	—	—	—
Other operating expenses, net	682	19	2,629	1,064	400

Income from operations	$66,006	$55,008	$32,790	$15,982	$10,225
Interest and other income, net	1,941	1,422	486	42	1,345
Foreign exchange gain (loss)	(2,084)	(3,638)	(2,181)	(1,617)	(3,819)

Income before provision for income taxes	$65,863	$52,792	$31,095	$14,407	$7,751
Provision for income taxes	11,379	8,439	2,787	879	3,701

Net income	$54,484	$44,353	$28,308	$13,528	$4,050

Net income per share of common stock(1):
Basic (common)	$1.27	$0.69	$0.84	$0.23	$0.00
Basic (puttable common)	$—	$1.42	$0.84	$0.23	$0.00
Diluted (common)	$1.17	$0.63	$0.79	$0.22	$0.00
Diluted (puttable common)	$—	$0.77	$0.79	$0.22	$0.00
Shares used in calculation of net income per share of common stock:
Basic (common)	40,190	17,094	17,056	16,719	16,050
Basic (puttable common)	—	18	141	153	114

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Diluted (common)	43,821	20,473	19,314	18,474	17,980
Diluted (puttable common)	—	18	141	153	114

(1)	In connection with the completion of our initial public offering, we effected an 8 for 1 common stock split as of January 19, 2012. All historical common stock and per share information has been changed to reflect the common stock split.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,112	$88,796	$54,004	$52,927	$30,658
Accounts receivable, net	78,906	59,472	41,488	27,450	28,224
Unbilled revenues, net	33,414	24,475	23,883	13,952	9,777
Property and equipment, net	53,135	35,482	25,338	23,053	19,136
Total assets	350,814	235,613	170,858	135,407	106,924
Accrued expenses and other liabilities	19,814	24,782	15,031	4,928	7,103
Deferred revenue	7,632	6,949	5,151	4,417	990
Revolving line of credit	—	—	—	7,000	—
Total liabilities	64,534	54,614	35,900	30,196	18,793
Preferred stock; Series A-1 convertible redeemable preferred stock and Series A-2 convertible redeemable preferred stock	—	85,940	68,377	87,413	82,990
Total stockholders’ equity	$286,280	$95,059	$66,249	$16,534	$4,098

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

We are a leading global IT services provider focused on complex software product development services, software engineering and vertically-oriented custom development solutions. Since our inception in 1993, we have been serving independent software vendors, or ISVs, and technology companies. The foundation we have built serving ISVs and technology companies has enabled us to differentiate ourselves in the market for software engineering skills and technology capabilities. Our work with these clients exposes us to their customers’ challenges across a variety of industry “verticals.” This has enabled us to develop vertical-specific domain expertise and grow our business in multiple industry verticals, including Banking and Financial Services, Business Information and Media, and Travel and Consumer.

We have client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Russia, Switzerland and Kazakhstan. Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland are strategically located in centers of software engineering talent and educational excellence across Central and Eastern Europe (“CEE”) or the Commonwealth of Independent States (the “CIS”). The majority of our employees are located in these delivery centers with compensation and benefits related to this pool of resources being the primary component of our operating expenses. Additionally, our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, such as computers and office space, enhance our productivity levels and enable us to better manage efficiency of our global operations by maintaining adequate resource utilization levels and implementing company-wide cost-management programs. As a result, we have managed to create a relatively homogeneous delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, thereby further strengthening our relationships with them.

Our focus on delivering quality to our clients is reflected by an average of 91.9% and 82.0% of our revenues in 2012 coming from clients that had used our services for at least one and two years, respectively.

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

On May 25, 2012 we completed the acquisition of Thoughtcorp, a Canadian company with a 17-year history of successfully delivering high-value IT solutions and complex software applications to some of Canada’s most prominent companies within the telecommunications, financial and retail industries. With the Thoughtcorp acquisition we have strengthened our Banking and Financial Services and Travel and Consumer verticals, and have gained significant telecommunications expertise with a highly skilled and experienced employee base. The acquisition also expands our North American geographic footprint and complements our global delivery capabilities with expertise in areas important for us, such as Agile Development, Enterprise Mobility and Business Intelligence.

On December 18, 2012 we completed the acquisition of Empathy Lab, LLC, a U.S.-based digital strategy and multi-channel experience design firm. The acquisition is intended to enhance our strong capabilities in global delivery of software engineering services with Empathy Lab’s proven expertise in two important growth areas - development and execution of enterprise-wide eCommerce initiatives and transformation of Media consumption and distribution channels. In addition to strengthening our Travel and Consumer and Business Information and Media verticals, Empathy Lab brings significant expertise in digital marketing strategy consulting and program management.

We expect to continue to seek opportunities to deepen our industry expertise and technology capabilities necessary to deliver complex mission-critical solutions as part of our ongoing growth strategy.

Change in Presentation of Certain Financial Information

As part of our discussion and analysis, we analyze revenues by vertical. The composition and organization of our verticals is fluid and the structure changes regularly in response to overall growth, new business acquisitions and changes in reporting structure. Prior to the third quarter of 2012, certain individually insignificant customers pertaining to acquired operations were aggregated for the purposes of presenting revenue by vertical. Effective third quarter of 2012, we have individually reassigned these customers to corresponding verticals. We believe this change is preferable as it allows us to more effectively analyze our verticals by aligning presentation of existing and acquired customers using a standardized approach. These changes do not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2010 as presented in the tables below. Additionally, we have revised our disclosures to present Travel and Hospitality and Retail and Consumer verticals as a single Travel and Consumer vertical.

	Year Ended December 31, 2011
	As Previously Reported		After Reclassification
	(in thousands, except percentages)
Vertical
ISVs and Technology	$87,369	26.2%	$84,246	25.2%
Banking and Financial Services	76,419	22.8	76,645	22.9
Travel and Consumer	71,706	21.4	71,488	21.4
Business Information and Media	62,350	18.6	63,988	19.1
Other verticals	30,508	9.2	31,985	9.6
Reimbursable expenses and other revenues	6,176	1.8	6,176	1.8

Revenues	$334,528	100.0%	$334,528	100.0%

	Year Ended December 31, 2010
	As Previously Reported		After Reclassification
	(in thousands, except percentages)
Vertical
ISVs and Technology	$68,727	31.0%	$64,905	29.3%
Business Information and Media	45,749	20.6	36,135	16.3
Banking and Financial Services	42,835	19.3	43,019	19.4
Travel and Consumer	36,461	16.5	46,146	20.8
Other verticals	24,279	10.9	27,846	12.5
Reimbursable expenses and other revenues	3,773	1.7	3,773	1.7

Revenues	$221,824	100.0%	$221,824	100.0%

Summary of Results of Operations and Non-GAAP Financial Measures

The following tables present a summary of our results of operations, by amount and as a percentage of revenues, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	(in thousands, except percent)
Revenues	$433,799	100.0%	$334,528	100.0%	$221,824	100.0%
Income from operations	66,006	15.2%	55,008	16.4%	32,790	14.8%
Net income	$54,484	12.6%	$44,353	13.3%	$28,308	12.8%

The key drivers of our consolidated results in 2012 as compared to 2011 were as follows:

•

Broad-based revenue growth from clients in most of our key verticals, and in particular within Banking and Financial Services, which increased revenues by $35.3 million, or 46.1%, ISV and Technology and Travel and Consumer with a $22.6 million, or 26.8%, and a $24.5 million, or 34.2%, growth in 2012 revenues as compared to 2011, respectively;

•	Continued penetration of the European market where we experienced revenue growth of $48.1 million, or 45.0%, in 2012 compared to $48.5 million, or 82.8% in 2011;

•

Strong revenue contribution from our top clients. Revenues attributable to our top ten clients as of December 31, 2012 increased by $43.3 million as compared to 2011 as we continued to leverage long-term relationships to generate repeat revenue and expand existing revenue streams;

•	Completion of a strategic acquisitions of Thoughtcorp, Inc. (“Thoughtcorp”) in May, 2012 and Empathy Lab, LLC (“Empathy Lab”) in December, 2012, which contributed another $7.7 million in revenues;

•

Decrease in our income from operations in 2012 as compared to 2011 by 1.2% as a percentage of revenues mainly due to an increase in incentive compensation our IT professionals combined with an increase in stock-based compensation of 0.7% over 2011 as a percentage of revenues.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

In our quarterly earnings press releases and conference calls, we discuss two key measures that are not calculated according to generally accepted accounting principles (“GAAP”). The first non-GAAP measure is income from operations, as reported on our consolidated and condensed statements of income and comprehensive income, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”. The second measure calculates non-GAAP income from operations as a percentage of reported revenues, which we refer to as “non-GAAP operating margin”. We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We also believe these measures help investors compare our operating performance with our results in prior periods and compare our operating results with those of similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except percent)
GAAP Income from operations	$66,006	$55,008	$32,790
Stock-based compensation(1)	6,826	2,866	2,939
One-time charges	584	—	—
Goodwill impairment	—	1,697	—
Amortization of purchased intangible assets	1,024	779	999
M&A costs	500	527	109
Legal claims	—	—	2,608
Write-off and recovery	—	—	(1,686)

Non-GAAP Income from operations	74,940	60,877	37,759

GAAP Operating margin	15.2%	16.4%	14.8%
Effect of the adjustments detailed above	2.1	1.8	2.2

Non-GAAP Operating margin	17.3%	18.2%	17.0%

(1)	Cost of revenue includes stock-based compensation expense of $2,809, $1,365 and $1,314 for the years ended December 31, 2012, 2011 and 2010, respectively. Selling, general and administrative expenses include stock-based compensation expense of $4,017, $1,501 and $1,625 for the years ended December 31, 2012, 2011 and 2010, respectively.

Effects of Inflation

Economies in CIS countries such as Belarus, Russia and Ukraine have periodically experienced high rates of inflation. In particular, over a three-year period ending December 31, 2012, significant inflation has been reported in Belarus. The National Statistical Committee of Belarus estimated that inflation was approximately 109.7% in 2012, 153.2% in 2011 and 9.9% in 2010. In 2012, 2011 and 2010 we had 0.5%, 0.8% and 1.2% of our revenues, respectively, denominated in Belarusian rubles.

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

	Year Ended December 31,
	2012		2011		2010
	(in thousands, except percent)
Revenues	$433,799	100.0%	$334,528	100.0%	$221,824	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	270,361	62.3	205,336	61.4	132,528	59.7
Selling, general and administrative expenses(2)	85,868	19.8	64,930	19.4	47,635	21.5
Depreciation and amortization expense	10,882	2.5	7,538	2.3	6,242	2.8
Goodwill impairment loss	—	0.0	1,697	0.5	—	—
Other operating expenses, net	682	0.2	19	0.0	2,629	1.2

Income from operations	66,006	15.2%	55,008	16.4%	32,790	14.8%
Interest and other income, net	1,941	0.5	1,422	0.4	486	0.3
Foreign exchange (loss)	(2,084)	-0.5	(3,638)	-1.1	(2,181)	-1.0

Income before provision for income taxes	65,863	15.2%	52,792	15.7%	31,095	14.1%
Provision for income taxes	11,379	2.6	8,439	2.5	2,787	1.3

Net income	$54,484	12.6%	$44,353	13.2%	$28,308	12.8%

(1)	Includes stock-based compensation expense of $2,809, $1,365 and $1,314 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Includes stock-based compensation expense of $4,017, $1,501 and $1,625 for the years ended December 31, 2011, 2011 and 2010, respectively.

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

Revenues by Service Offering

Software development includes software product development, custom application development services and enterprise application platforms services, and has historically represented, and we expect to continue to represent, the substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	(in thousands, except percent)
Service Offering
Software development	$290,139	66.8%	$219,211	65.5%	$149,658	67.5%
Application testing services	85,849	19.8	67,840	20.3	44,459	20.0
Application maintenance and support	36,056	8.3	29,287	8.8	19,262	8.7
Infrastructure services	12,424	2.9	8,488	2.5	2,823	1.3
Licensing	2,914	0.7	3,526	1.1	1,849	0.8
Reimbursable expenses and other revenues	6,417	1.5	6,176	1.8	3,773	1.7

Revenues	$433,799	100.0%	$334,528	100.0%	$221,824	100.0%

Revenues by Vertical

The foundation we have built with ISVs and technology companies has enabled us to leverage our strong domain knowledge and industry-specific knowledge capabilities to become a premier IT services provider to a range of additional verticals such as Banking and Financial Services, Business Information and Media, and Travel and Consumer. Additionally, we have substantial expertise in other industries such as Oil and Gas, Telecommunications, Healthcare and several others, which are currently reported in aggregate under Other verticals. The following table sets forth revenues by vertical by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	(in thousands, except percent)
Vertical
Banking and Financial Services	$111,941	25.8%	$76,645	22.9%	$43,019	19.4%
ISVs and Technology	106,852	24.6	84,246	25.2	64,905	29.3
Travel and Consumer	95,965	22.1	71,488	21.4	36,135	16.3
Business Information and Media	62,398	14.4	63,988	19.1	46,146	20.8
Other verticals	50,226	11.6	31,985	9.6	27,846	12.5
Reimbursable expenses and other revenues	6,417	1.5	6,176	1.8	3,773	1.7

Revenues	$433,799	100.0%	$334,528	100.0%	$221,824	100.0%

Revenues by Client Location

Our revenues are sourced from three geographic markets: North America, Europe and the CIS. We present and discuss our revenues by client location based on the location of the specific client site that we serve, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. As such, revenues by client location differ from the segment information in our audited consolidated financial statements included elsewhere in this annual report, which is not solely based on the geographic location of the clients but rather is based on managerial responsibility for a particular client regardless of client location. The following table sets forth revenues by client location by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	(in thousands, except percent)
Client Location
North America	$206,901	47.7%	$165,126	49.4%	$117,027	52.8%
Europe	155,168	35.8%	107,041	32.0%	58,567	26.4%
United Kingdom	98,346	22.7	70,989	21.2	32,584	14.7
Other	56,822	13.1	36,052	10.8	25,983	11.7
CIS	65,313	15.0%	56,185	16.8%	42,457	19.1%
Russia	47,536	11.0	43,799	13.1	31,488	14.2
Other	17,777	4.0	12,386	3.7	10,969	4.9
Reimbursable expenses and other revenues	6,417	1.5	6,176	1.8	3,773	1.7

	Year Ended December 31,
	2012		2011		2010
	(in thousands, except percent)
Revenues	$433,799	100.0%	$334,528	100.0%	$221,824	100.0%

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

The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	(in thousands, except percent)
Contract Type
Time-and-material	$364,853	84.1%	$287,965	86.1%	$188,961	85.2%
Fixed-price	59,615	13.7	36,861	11.0	27,241	12.3
Licensing	2,914	0.7	3,526	1.1	1,849	0.8
Reimbursable expenses and other revenues	6,417	1.5	6,176	1.8	3,773	1.7

Revenues	$433,799	100.0%	$334,528	100.0%	$221,824	100.0%

Revenues by Client Concentration

We have grown our revenues from our clients by continually expanding the scope and size of our engagements, and we have grown our key client base through internal business development efforts and several strategic acquisitions.

Our focus on delivering quality to our clients is reflected by an average of 91.9% and 82.0% of our revenues in 2012 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts. The number of clients that accounted for over $5.0 million in annual revenues increased to 16 in 2012 from 10 in 2010, and the number of clients that generated at least $0.5 million in revenues increased to 114 in 2012 from 72 in 2010.

The following table sets forth revenues contributed by our top five and top ten clients by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	(in thousands, except percent)
Top five clients	$134,484	31.0%	$107,171	32.0%	$65,908	29.7%
Top ten clients	192,426	44.4	149,094	44.6	94,529	42.6

During 2011 and 2010, one of our largest clients, Thomson Reuters, accounted for over 10% of our revenues; however, there were no customers accounting for over 10% of our revenues in 2012. The volume of work we perform for specific clients is likely to vary from year to year, as we are typically not any client’s exclusive external IT services provider, and a major client in one year may not contribute the same amount or percentage of our revenues in any subsequent year.

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

Provision for Income Taxes

Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2012, 2011 and 2010, we had $56.6 million, $49.9 million and $30.3 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. The statutory tax rate in our foreign jurisdictions is lower than the statutory U.S. tax rate. Additionally, we have secured special tax benefits in Belarus and Hungary as described below. As a result, our provision for income taxes is low in comparison to income before taxes due to the benefit received from increased income earned in low tax jurisdictions. The foreign tax rate differential represents this significant reduction. Changes in the geographic mix or estimated level of annual pre-tax income can also affect our overall effective income tax rate.

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

Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are 100% exempt from the current Belarusian income tax rate of 18%. The “On High-Technologies Park” Decree, which created the Belarus Hi-Tech Park, is in effect for a period of 15 years from July 1, 2006.

Our subsidiary in Hungary benefits from a tax credit of 10% of annual qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. We have been able to take the full 70% credit for 2007 to 2012. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, however, will be allowed through 2014. We anticipate full utilization up to the 70% limit until 2014, with full phase out in 2015.

Our domestic income before provision for income taxes differs from the North America segment income before provision for income taxes because segment operating profit is a management reporting measure, which does not take into account most corporate expenses, as well as the majority of non-operating costs and stock compensation expenses. We do not hold our segment managers accountable for these expenses, as they cannot influence these costs within the scope of their operating authority, nor do we believe it is practical to allocate these costs to specific segments as they are not directly attributable to any specific segment. All our segments are treated consistently with respect to such expenses when determining segment operating profit.

2012 Compared to 2011

Revenues

Revenues for the year ended December 31, 2012 increased by $99.3 million, or 29.7%, as compared to the year ended December 31, 2011. This increase is attributable to a $71.3 million increase from deeper penetration into existing customers, a $20.3 million increase from new customers and a $7.7 million increase from acquisitions.

Revenues in our North American and European geographies grew $41.8 million, or 25.3%, and $48.1 million, or 45.0%, respectively, primarily as a result of strong revenue growth in our core service verticals.

Growth in Banking and Financial Services was the driving force behind our revenue growth in Europe and accounted for 63.8% of total revenue growth in this geography. During 2012, Banking and Financial Services continued to outperform other verticals growing $35.3 million, or 46.1%, over the prior year results. Strong performance of this vertical can be attributed to an increased demand for our services and ongoing relationships with existing customers located in Europe. In particular, 30.3% of the consolidated revenue growth in 2012 can be attributed to increased business from certain of our largest Banking and Financial Services customers located in the United Kingdom and Switzerland.

Growth in our North American geography in 2012 was primarily attributable to performance of our ISVs and Technology vertical, which grew $23.6 million, or 33.5%, in 2012 as compared to 2011, and, to a lesser extent, our 2012 acquisitions, which added $7.7 million in revenues and approximately 59 new customers primarily within Business Information and Media, and Travel and Consumer verticals. These growth trends were in part offset by a decrease in revenues in Business Information and Media, which declined $2.4 million, or 4.3%, in 2012 as compared to 2011. This decrease was almost entirely attributable to a $9.8 million decrease in revenue from one of our largest customers, Thomson Reuters.

Revenues in the CIS region increased $9.1 million, or 16.2%, compared to the prior year which was almost entirely attributable to incremental revenues from the completion of a long-term fixed-priced project, as well as the addition of a number of new customers within our Travel and Consumer vertical during the fourth quarter of 2012.

Cost of Revenues (Exclusive of Depreciation and Amortization)

Cost of revenues (exclusive of depreciation and amortization) was $270.4 million during the year ended December 31, 2012, representing an increase of 31.7% over 2011. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 0.9% during the same period. An increase in stock-based compensation expense contributed 0.2% as a percentage of revenues for the year ended December 31, 2012.

The remaining increase was mainly due to growth in compensation and benefits of our IT professionals during that period. The number of IT professionals increased from 6,968 at December 31, 2011 to 8,495 at December 31, 2012, which represented an average growth of 21.9% supporting a 30.2% increase in IT services revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $85.9 million during the year ended December 31, 2012, representing an increase of 32.2% over 2011. The growth was primarily attributable to increased overhead costs and non-production staff required to support the growth in our business. Non-production headcount increased by 391, or 33.8%, from 1,157 at December 31, 2011 to 1,548 at December 31, 2012. Stock compensation expense increased by $2.5 million, or 0.5% as a percentage of revenues during the same period, of which $1.2 million was related to the acquisitions completed in 2012. Excluding stock compensation, selling, general and administrative expenses declined slightly as a percentage of revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense was $10.9 million during the year ended December 31, 2012, representing an increase of 44.4% over 2011. The increase was primarily attributable to additional capital expenditures of IT equipment to support the growth in headcount, as well as amortization of intangible assets acquired through the purchase of Thoughtcorp in the second quarter of 2012. As a percentage of revenues, depreciation and amortization expense was 2.5% compared to 2.3% in 2011.

Other Operating Expenses, Net

During the year ended December 31, 2012, we reported $0.7 million of other expenses in our consolidated statements of income and comprehensive income. This was almost entirely attributable to the issuance of 53,336 shares of common stock to Instant Information Inc., a 2010 asset acquisition, upon the completion of our initial public offering in the first quarter of 2012.

Interest and Other Income, Net

Net interest and other income was $1.9 million during the year ended December 31, 2012, compared to $1.4 million in 2011. The increase was primarily attributable to the interest received on cash which increased 67.5% to an average balance of $111.6 million during 2012 from $66.6 million in 2011.

Foreign Exchange Loss

Foreign exchange loss incurred during the year ended December 31, 2012 was $2.1 million representing a decrease of foreign exchange loss by $1.6 million. Higher losses in 2011 were primarily driven by the movement of the Russian ruble, Belarusian ruble and the euro against the U.S. dollar in respective periods.

Provision for Income Taxes

Provision for income taxes was $11.4 million in 2012, increasing from $8.4 million in 2011. The increase was primarily attributable to significant growth in consolidated pre-tax income, an increase in our clients’ need for onsite resources in the North American geography, which increased our consolidated effective tax rate, a relative shift in offshore services performed in Belarus, where we are currently entitled to a 100% exemption from Belarusian income tax, to Ukraine and, to a lesser extent, Russia, both of which have significantly higher tax rates. In 2012, our effective tax rate was 17.3 % as compared to our effective tax rate of 16.0% in 2011.

2011 Compared to 2010

Revenues

Revenues were $334.5 million in 2011, representing an increase of 50.8% from $221.8 million in 2010. The increase was primarily driven by strong performance across all of our key verticals combined with expansion of our service offerings which enabled us to cross-sell new services to our clients and meet the rapidly growing demand for complex product development solutions.

Similar to 2010, the North American geography continued to represent our biggest geography in 2011 with $165.1 million, or 49.4% of our consolidated revenues generated by customers located in this region. In year-on-year terms, the North American geography grew 41.1% from $117.0 million in 2010, which was primarily attributable to the growth in ISVs and Technology and Business Information and Media verticals. ISVs and Technologies grew $17.4 million, or 32.8%, to $70.6 million in revenues in 2011 as compared to 2010, and Business Information and Media grew $16.3 million, or 42.0% during the same period, of which $9.9 million, or 60.7% of the total growth in this vertical was attributable to the growth in revenues from one of our largest customers, Thomson Reuters.

Revenues from the European geography grew 82.8% to $107.0 million in 2011 from $58.6 million in 2010. This was mainly due to continued penetration of clients in Europe and in particular, our Banking and Financial Services customers located in the United Kingdom and Switzerland, which accounted for 46.9% of the overall growth in the region. Strong performance of the Banking and Financial Services vertical was also a primary reason for the revenue growth in Russia accounting for $9.4 million, or 76.3% of the total $12.3 million revenue growth in this geography in 2011, as compared to 2010. Overall, the Banking and Financial Services vertical continued to experience an increase in revenues and strong demand from existing clients, with revenues growing by $33.6 million, or 78.2%, to $76.6 million in 2011 as compared to $43.0 million in 2010.

Also, revenues from existing clients continued to increase in 2011 as compared to 2010 with $98.9 million of incremental revenues generated through expansion of our services with existing customers, and additional $11.7 million received from organic growth during that period. Revenues attributable to our top ten clients as of December 31, 2011 increased by 57.7% in 2011 as compared to December 31, 2010. This represented 48.4% of the overall increase in revenues in 2011.

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

Depreciation and Amortization Expense

Depreciation and amortization expense was $7.5 million in 2011, representing an increase of 20.8% from $6.2 million in 2010. The increase was primarily attributable to additional capital expenditures in IT equipment to support the growth in headcount. As a percentage of revenues, depreciation and amortization expense decreased to 2.3% in 2011 from 2.8% in 2010.

Goodwill Impairment Loss

As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, we performed a goodwill impairment test. In assessing impairment in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-

Goodwill and Other,” we determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. We completed the second step of the goodwill impairment test, resulting in an impairment charge of $1.7 million. In the fourth quarter of 2011, we completed the annual impairment testing of recorded goodwill and determined there was no additional impairment as of December 31, 2011.

Interest and Other Income, Net

Interest income was $1.3 million in 2011, representing an increase of 134.0% from $0.6 million in 2010. The increase was primarily driven by the interest paid on cash and cash equivalents which increased 64.4% from an average balance of $40.8 million during 2010 to $64.2 million during 2011.

Foreign Exchange Loss

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

Results by Business Segment

Our operations consist of four reportable segments: North America, Europe, Russia and Other. The segments represent components of EPAM for which separate financial information is available that is used on a regular basis by our chief executive officer, who is also our chief operating decision maker, in determining how to allocate resources and evaluate performance. We use globally integrated support organizations to realize economies of scale and efficient use of resources. As a result, a majority of our expenses is shared by all segments. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or head count.

Segment operating profit is defined as income from operations before unallocated costs. Certain expenses, such as stock-based compensation, are not allocated to specific segments when management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations.

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows for the years ended December 31:

	2012	2011	2010
Total segment revenues:
North America	$197,271	$151,707	$110,179
Europe	168,913	123,510	68,420
Russia	50,552	46,219	31,388
Other	16,986	12,851	11,522

Total segment revenues	$433,722	$334,287	$221,509

Segment operating profit:
North America	$38,671	$33,744	$28,496
Europe	32,750	25,098	15,057
Russia	9,049	10,445	3,119
Other	6,985	2,416	1,414

	2012	2011	2010
Total segment operating profit	$87,455	$71,703	$48,086

2012 Compared to 2011

North America Segment

Our North America segment accounted for 45.5% of total segment revenues in both 2012 and 2011. North America revenues increased by $45.6 million, or 30.0%, from $151.7 million in 2011 to $197.3 million in 2012. The increase in revenues was primarily driven by continued expansion of existing client relationships as well as revenues contributed by new clients. Additionally, two acquisitions completed in 2012 contributed approximately $7.7 million, or 16.7%, to the overall segment growth during the period. Within the segment, revenue from our ISVs and Technologies and Travel and Consumer verticals increased by approximately $22.8 million and $10.8 million, respectively, as compared to 2011, representing 73.7% of the overall segment growth.

Segment operating profit increased by $4.9 million, or 14.6%, from $33.7 million in 2011 to $38.7 million in 2012. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued demand for onsite resources.

Europe Segment

Our Europe segment accounted for 38.9% and 36.9% of total segment revenues in 2012 and 2011, respectively. Europe continues to be a rapidly growing segment in our portfolio, given our nearshore delivery capabilities, and our value proposition in delivering quality software engineering solutions and services is continuing to gain considerable traction with European-based clients. As a result, revenue increased $45.4 million, or 36.8%, from $123.5 million during 2011 to $168.9 million in 2012. Within the segment, growth was the strongest in our Banking and Financial Services and Travel and Consumer verticals, where revenue increased by approximately $30.2 million and $11.2 million, respectively, in 2012 as compared to 2011.

Segment operating profit increased by $7.7 million, or 30.5%, from $25.1 million during 2011 to $32.8 million during 2012. The increase in Europe segment operating profit was mainly attributable to increased revenues, partially offset by an increase in compensation and benefit costs primarily driven by additional headcount to support our revenue growth and continued demand for increase in onsite resources.

Russia Segment

Our Russia segment comprised 11.7% of total segment revenues in 2012, compared to 13.8% in 2011 with revenues increasing by $4.3 million, or 9.4%, from $46.2 million in 2011 to $50.6 million in 2012. Within the segment, revenue from Travel and Consumer and ISVs and Technologies verticals increased by $3.2 million and $0.8 million, respectively, representing 93.0% of the overall segment growth in 2012.

Segment operating profit decreased by $1.4 million, or 13.4%, from $10.4 million in 2011 to $9.0 million in 2012. The decrease in Russia’s operating profit was attributable to a combination of factors, including higher compensation and benefits of our IT professionals in 2012, as compared to 2011, subcontractor costs incurred in connection with initial implementation work on a long-term project with one of Russia’s leading consumer-electronic retail chains, and reduced utilization levels resulting from fluctuations in service volumes.

Other Segment

Revenues from Other segment comprised 3.9% of total segment revenues, compared to 3.8% in 2011 with the majority of revenues derived from clients located in Kazakhstan and Ukraine. Other segment revenues increased by $4.1 million, or 32.2%, from $12.9 million in 2011 to $17.0 million in 2012. The growth was primarily attributable to the successful completion and delivery of a large World Bank sponsored fixed fee project in Ukraine with $3.8 million of incremental revenues recognized in 2012.

Segment operating profit increased by $4.6 million, or 189.1%, from $2.4 million in 2011 to $7.0 million in 2012. The increase in segment operating profit was primarily attributable to the same project noted above.

2011 Compared to 2010

North America Segment

Our North America segment accounted for 45.5% and 49.7% of total segment revenues in 2011 and 2010, respectively. North America segment revenues increased by $41.5 million, or 37.7%, from $110.2 million in 2010 to $151.7 million in 2011. The increase in revenues was primarily driven by continued expansion of existing client relationships as well as revenues contributed by new clients. Within the segment, revenue from our ISVs and Technologies and Business Information and Media verticals increased by approximately $14.6 million and $16.6 million, respectively, as compared to 2010, representing 75.2% of the overall segment growth. One of our largest customer, Thomson Reuters, accounted for 23.1% of the overall segment growth during that period.

Segment operating profit increased by $5.2 million, or 18.4%, from $28.5 million in 2010 to $33.7 million in 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued demand for onsite resources.

Europe Segment

Our Europe segment accounted for 36.9% and 30.9% of total segment revenues in 2011 and 2010, respectively. Europe continues to be a rapidly growing segment in our portfolio, as the location of our delivery sites is in relatively close proximity to major European cities, and our value proposition in delivering quality software engineering solutions and services is continuing to gain considerable traction with European-based clients. As a result, revenue increased $55.1 million, or 80.5%, from $68.4 million during 2010 to $123.5 million in 2011. Within the segment, growth was the strongest in our Banking and Financial Services and Travel and Consumer verticals, where revenue increased by approximately $22.7 million and $29.5 million, respectively, in 2011 as compared to 2010.

Segment operating profit increased by $10.0 million, or 66.7%, from $15.1 million in 2010 to $25.1 million in 2011. The increase in Europe operating profit was mainly attributable to increased revenues, partially offset by an increase in compensation and benefit costs primarily driven by additional headcount to support our revenue growth and continued demand for increase in onsite resources.

Russia Segment

Our Russia segment comprised 13.8% of total segment revenues in 2011, compared to 14.2% in 2010 with revenues increasing by $14.8 million, or 47.3%, from $31.4 million in 2010 to $46.2 million in 2011. Within the segment, revenue from Banking and Financial Services vertical increased by $10.0 million representing 67.6% of the overall segment growth in 2011 mainly as a result of continued growth in revenues from certain of our largest clients in that region. In particular, revenues from these clients accounted for $5.1 million, or 34.5% of the overall segment growth.

Segment operating profit increased by $7.3 million, or 234.9%, from $3.1 million in 2010 to $10.4 million in 2011 primarily as a result of higher revenues in 2012, as compared to 2011, as well as continued efforts to improve our client portfolio in the region and increase profitability.

Other Segment

Revenues from Other segment comprised 3.8% of total segment revenues, compared to 5.2% in 2010 with the majority of revenues derived from clients located in Kazakhstan and Ukraine. Other segment revenues increased by $1.3 million, or 11.5%, from $11.5 million in 2010 to $12.9 million in 2011. The growth was primarily attributable to expansion of our services with one of our clients located in Kazakstan which accounted for 46.7% of the overall growth of the Other segment, as well as other clients within Travel and Consumer vertical.

Segment operating profit increased by $1.0 million, or 70.9%, from $1.4 million in 2010 to $2.4 million in 2011. The increase in segment operating profit was primarily attributable to growth in revenues during that period.

Liquidity and Capital Resources

Capital Resources

At December 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $118.1 million and $28.1 million of available borrowings under our revolving line of credit. At December 31, 2012, of our total $118.1 million of cash and cash equivalents, $94.8 million was held outside the United States, including $50.0 million held in U.S. dollar denominated accounts in Belarus, which accrued at an average interest rate of 4.4% during the year ended December 31, 2012.

We have a revolving line of credit with PNC Bank, National Association. Effective January 15, 2013, we entered into a new agreement with the Bank (2013 Credit Facility) which increased our borrowing capacity under the revolving line of credit from $30.0 million to $40.0 million and extended maturity of the new facility to January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. The 2013 Credit Facility is secured by all of our domestic tangible and intangible assets, as well as by 100% of the stock of domestic subsidiaries and 65% of the stock of certain foreign subsidiaries of EPAM Systems, Inc. The line of credit also contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. At December 31, 2012, we had no borrowings outstanding under the then effective line of credit.

Cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $93.3 million would be subject to foreign withholding taxes, of which $87.8 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the United States and the availability of public and private debt and equity financing.

To the extent we pursue one or more significant strategic acquisitions; we may incur debt or sell additional equity to finance those acquisitions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$48,499	$54,520	$20,473
Net cash used in investing activities	(59,627)	(17,408)	(10,826)
Net cash provided by/(used in) financing activities	38,847	(1,558)	(8,043)
Effect of exchange-rate changes on cash and cash equivalents	1,597	(762)	(527)

Net increase in cash and cash equivalents	$29,316	$34,792	$1,077

Cash and cash equivalents, beginning of period	88,796	54,004	52,927

Cash and cash equivalents, end of period	$118,112	$88,796	$54,004

Operating Activities

Net cash provided by operations decreased by $6.0 million to $48.5 million during the year ended December 31, 2012 from $54.5 million net cash provided by operations during the same period in 2011. The increase in net income of $11.0 million before accounting for non-cash items in 2012 was more than offset by a decrease in accrued compensation of $15.3 million primarily as a result of higher bonus payments relating to 2011 performance made in 2012 compared to such payments made in 2011.

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

Investing Activities

Net cash of $59.6 million was used in investing activities during the year ended December 31, 2012 as compared to $17.4 million of net cash used in investing activities during the same period in 2011. Capital expenditures decreased by $2.2 million in 2012, as compared to 2011, however, this decrease was more than offset by an increase of $12.2 million spent on construction of facilities in Belarus. Additionally, 2012 investing cash flows were impacted by a total of $33.0 million of net cash paid to acquire operations of Thoughtcorp and Empathy Lab. See Note 2 of our consolidated financial statements in Part IV, “Item 15. Exhibits, Financial Statement Schedules — Audited Consolidated Financial Statements,” for further information regarding these acquisitions.

Net cash of $17.4 million was used in investing activities during 2011 as compared to $10.8 million of net cash used in investing activities during 2010. During 2011, capital expenditures increased by 104.3% to $17.1 million primarily primarily due to IT equipment acquisitions to support our growth in headcount and $1.5 million spent on construction of a new building in Belarus.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2012 increased by $40.4 million as compared to $1.6 million of net cash outflow from financing activities in the same period in 2011. This was primarily due to net $30.6 million received in connection with the initial public offering of our common stock in the first quarter of 2012 compared to the $1.6 million cash outflow related to offering issuance costs in the same period in 2011. Additionally, year-to-date 2012 financing cash flows improved by $8.3 million compared to the same period in 2011 as a result of proceeds received by us from stock option exercises and associated tax benefits.

Net cash used in financing activities during 2011 decreased by $6.5 million to $1.6 million as compared to $8.0 million net cash used during 2010. This was primarily due to a decrease in the amount outstanding under our revolving line of credit of $7.0 million, partially offset by $1.6 million of public offering costs.

Contractual Obligations and Future Capital Requirements

Contractual Obligations

Set forth below is information concerning our fixed and determinable contractual obligations as of December 31, 2012.

	Total(1)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$26,514	$10,505	$10,103	$4,022	$1,884
Other long-term obligations(1)(2)	6,042	6,042	—	—	—
Employee housing program(3)	6,179	6,179	—	—	—

Total	$38,735	$22,726	$10,103	$4,022	$1,884

(1)	On December 7, 2011, we entered into an agreement with IDEAB Project Eesti AS for approximately $17.2 million for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. During the year ended December 31 2012, total expected construction cost increased to approximately $19.6 million. The building is expected to be operational in the first half of 2013. As of December 31, 2012, our total outstanding commitment was $5.3 million.
(2)	In June 2012, we entered into an agreement for construction of 12 corporate apartments located within the High Technology Zone in Minsk, Belarus. During the third quarter of 2012, the agreement was amended and the number of apartments was increased to 26. As of December 31, 2012, the total construction cost for these apartments is estimated at $1.0 million. Our outstanding commitment at December 31, 2012 was approximately $0.7 million. The construction is expected to be completed in 2013. We intend to use the apartments for general business purposes.
(3)	In the third quarter of 2012, our Board of Directors approved the Employee Housing Program (“the Housing Program”), which assists employees in purchasing housing in Belarus. We do not bear any market risk in connection with the Housing Program as the housing will be sold directly to employees by independent third parties. As part of the Housing Program, we will extend financing to employees up to an aggregate amount of $10 million. The loans will be issued in U.S. Dollars with a 5 year term and bear an interest rate of 7.5%, which is significantly below the market interest rate in Belarus. The Housing Program was designed to be a retention mechanism for our employees in Belarus and will be available to full-time employees who have been with EPAM for at least three years.

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

Off-Balance Sheet Commitments and Arrangements

We do not have any obligations under guarantee contracts or other contractual arrangements within the scope of FASB ASC paragraph 460-10-15-4 (Guarantees Topic) other than as disclosed in Note 17 of our consolidated financial statements in Part IV, “Item 15. Exhibits, Financial Statement Schedules — Audited Consolidated Financial Statements,”; nor do we have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to material off-balance sheet risks.

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

The realization of deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results may require that we record valuation allowances against deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is no longer more likely than not that the deferred tax assets will not be realized. A pattern of sustained profitability will generally be considered as sufficient positive evidence to reverse a valuation allowance. If the allowance is reversed in a future period, the income tax provision will be correspondingly reduced. Accordingly, the increase and decrease of valuation allowances could have a significant negative or positive impact on future earnings.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting our 2012 U.S. federal taxes, including the Subpart F controlled foreign corporation look-through exception cannot be recognized in our 2012 financial results. The impact, if any, will be reflected in our 2013 financial results.

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

Earnings per Share

Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Our Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred Stock, that had been outstanding and convertible into common stock until February 13, 2012 (the date of our initial public offering), and our puttable common stock were considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period and thus required the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among our common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.

No preferred stock was outstanding as of December 31, 2012, as a result of our initial public offering on February 13, 2012 when all convertible preferred stock was converted into common stock.

Recent Accounting Pronouncements

See Note 1 to the audited consolidated financial statements included in Part IV, “Item 15. Exhibits, Financial Statement Schedules — Audited Consolidated Financial Statements,” regarding the impact of certain recent accounting pronouncements on our audited consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates, and concentration of credit risks. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.

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

We maintain our cash with financial institutions. As of December 31, 2012, $76.2 million of total cash was held in CIS countries, with $50.6 million of that in Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS, which could materially adversely affect our business and financial condition.

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. During the years ended December 31, 2012 and 2011, our top five clients accounted for 44.4% and 44.6% of our total revenues, respectively. During 2011 and 2010, our largest client, Thomson Reuters, accounted for over 10% of our revenues; however, there were no customers accounting for over 10% of our revenues in 2012. Accounts receivable and unbilled revenues for this client were 15.9% and 15.0% of total accounts receivable and unbilled revenues, respectively, as of December 31, 2011.

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

Foreign Exchange Risk

Our audited consolidated financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Canada, Europe, the CIS and CEE regions and generate a significant portion of our revenues in certain non-U.S. dollar currencies, principally, euros, British pounds and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro and/or the British pound appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the year ended December 31, 2012, a 1.0% appreciation / (depreciation) of the euro against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.3 million in net income, and 1.0% appreciation / (depreciation) of the British pound against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.3 million in net income.

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

Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange loss of $1.8 million, $4.0 million and $1.5 million in 2012, 2011 and 2010, respectively, which are included in the consolidated statements of income and comprehensive income.

Additionally, foreign currency translation adjustments from translating financials statements of our foreign subsidiaries from local currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. During the years ended December 31, 2012, 2011, and 2010 we recorded $2.5 million of translation gain, and $1.3 million and $0.4 million of translation losses within our consolidated accumulated other comprehensive income, respectively. Additionally, we recorded $0.3 million and $0.7 million of translation losses in 2012 and 2010, and $0.3 million of translation gain in 2011 within our consolidated statements of income and comprehensive income.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to the rules of the Securities Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the sections “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in in our definitive Proxy Statement (the “2013 Proxy Statement”) for our annual general meeting of stockholders to be held on June 13, 2013, which sections are incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item is set forth under the sections “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the section “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement, which section is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the section “Certain Relationships and Related Transactions and Director Independence” in the 2013 Proxy Statement, which section is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is set forth under the section “Independent Registered Public Accounting Firm Fees and Other Matters” in the 2013 Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	We have filed the following documents as part of this annual report:

1.	Audited Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits

A list of exhibits required to be filed as part of this annual report is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11 day of March, 2013.

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
	Name:	Arkadiy Dobkin
	Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arkadiy Dobkin Arkadiy Dobkin	Chairman, Chief Executive Officer and President (principal executive officer)	March 11, 2013

/s/ Ilya Cantor Ilya Cantor	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 11, 2013

/s/ Karl Robb Karl Robb	Director	March 11, 2013

/s/ Andrew J. Guff Andrew J. Guff	Director	March 11, 2013

/s/ Donald P. Spencer Donald P. Spencer	Director	March 11, 2013

/s/ Richard Michael Mayoras Richard Michael Mayoras	Director	March 11, 2013

/s/ Robert Segert Robert Segert	Director	March 11, 2013

/s/ Ronald Vargo Ronald Vargo	Director	March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EPAM Systems, Inc.

Newtown, PA

We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in redeemable preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPAM Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, PA

March 11, 2013

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2012	As of December 31, 2011
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$118,112	$88,796
Accounts receivable, net of allowance of $2,203 and $2,250, respectively	78,906	59,472
Unbilled revenues	33,414	24,475
Prepaid and other current assets	12,264	6,436
Time deposits	1,006	—
Restricted cash, current	660	—
Deferred tax assets, current	6,593	4,384

Total current assets	250,955	183,563
Property and equipment, net	53,135	35,482
Restricted cash, long-term	467	2,582
Intangible assets, net	16,834	1,251
Goodwill	22,698	8,169
Deferred tax assets, long-term	6,093	1,875
Other long-term assets	632	2,691

Total assets	$350,814	$235,613

Liabilities
Current liabilities
Accounts payable	$6,095	$2,714
Accrued expenses and other liabilities	19,814	24,782
Deferred revenue	6,369	6,949
Due to employees	12,026	8,234
Taxes payable	14,557	8,712
Deferred tax liabilities, current	491	1,736

Total current liabilities	59,352	53,127
Deferred revenue, long-term	1,263	—
Taxes payable, long-term	1,228	1,204
Deferred tax liabilities, long-term	2,691	283

Total liabilities	64,534	54,614

Commitments and contingencies (Note 17)
Preferred stock, $.001 par value; 0 and 5,000,000 authorized at December 31, 2012 and December 31, 2011, 0 and 2,054,935 Series A-1 convertible redeemable preferred stock issued and outstanding at December 31, 2012 and December 31, 2011; $.001 par value 0 and 945,114 authorized at December 31, 2012 and December 31, 2011, 0 and 384,804 Series A-2 convertible redeemable preferred stock issued and outstanding at December 31, 2012 and December 31, 2011	—	85,940
Stockholders’ equity
Common stock, $.001 par value; 160,000,000 authorized; 45,398,523 and 18,914,616 shares issued, 44,442,494 and 17,158,904 shares outstanding at December 31, 2012 and December 31, 2011, respectively	44	17
Preferred stock, $.001 par value; 0 and 290,277 authorized Series A-3 convertible preferred stock issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	166,962	40,020
Retained earnings	128,992	74,508
Treasury stock	(8,697)	(15,972)
Accumulated other comprehensive loss	(1,021)	(3,514)

Total stockholders’ equity	286,280	95,059

Total liabilities and stockholders’ equity	$350,814	$235,613

The accompanying notes are an integral part of the consolidated financial statements

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Revenues	$433,799	$334,528	$221,824
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	270,361	205,336	132,528
Selling, general and administrative expenses	85,868	64,930	47,635
Depreciation and amortization expense	10,882	7,538	6,242
Goodwill impairment loss	—	1,697	—
Other operating expenses, net	682	19	2,629

Income from operations	66,006	55,008	32,790
Interest and other income, net	1,941	1,422	486
Foreign exchange loss	(2,084)	(3,638)	(2,181)

Income before provision for income taxes	65,863	52,792	31,095
Provision for income taxes	11,379	8,439	2,787

Net income	$54,484	$44,353	$28,308

Cumulative translation adjustment	2,493	(1,250)	(397)

Comprehensive income	$56,977	$43,103	$27,911

Accretion of preferred stock	—	(17,563)	(1,432)
Net income allocated to participating securities	(3,341)	(15,025)	(17,984)
Effect on income available from redemption of preferred stock	—	—	5,418

Net income available for common stockholders	51,143	11,765	14,310

Net income per share of common stock:
Basic (common)	$1.27	$0.69	$0.84
Basic (puttable common)	$—	$1.42	$0.84
Diluted (common)	$1.17	$0.63	$0.79
Diluted (puttable common)	$—	$0.77	$0.79
Shares used in calculation of net income per share of common stock:
Basic (common)	40,190	17,094	17,056
Basic (puttable common)	—	18	141
Diluted (common)	43,821	20,473	19,314
Diluted (puttable common)	—	18	141

The accompanying notes are an integral part of the consolidated financial statements

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	For the years ended December 31, 2012, 2011 and 2010
	Series A-1 and A-2, Convertible Redeemable Preferred Stock		Puttable Common Stock		Common Stock		Series A-3 Convertible Preferred Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2009	2,730,016	$87,413	171,312	$1,264	17,060,504	$17	—	$—	$12,582	$20,842	$(15,040)	$(1,867)	$16,534
Repurchase and retirement of Series A-2 convertible redeemable preferred stock	(290,277)	(20,468)	—	—	—	—	—	—	5,418	—	—	—	5,418
Issue of Series A-3 convertible preferred stock	—	—	—	—	—	—	290,277	—	14,971	—	—	—	14,971
Accretion of A-1 preferred stock to redemption value	—	1,432	—	—	—	—	—	—	—	(1,432)	—	—	(1,432)
Purchase of common stock (Note 13)	—	—	—	—	—	—	—	—	—	—	(6,392)	—	(6,392)
Net proceeds from sale of common stock (Note 13)	—	—	—	—	—	—	—	—	(58)	—	6,392	—	6,334
Purchase of puttable stock (Note 13)	—	—	(114,416)	(932)	—	—	—	—	932	—	(932)	—	—
Adjustment of shares issued in connection with acquisition of Rodmon	—	—	—	—	(11,696)	—	—	—	(60)	—	—		(60)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,939	—	—	—	2,939
Proceeds from stock options exercise	—	—	—	—	5,600	—	—	—	26	—	—	—	26
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(397)	(397)
Net income	—	—	—	—	—	—	—	—	—	28,308	—	—	28,308

Balance, December 31, 2010	2,439,739	68,377	56,896	332	17,054,408	17	290,277	—	36,750	47,718	(15,972)	(2,264)	66,249
Accretion of A-2 preferred stock to redemption value	—	17,563	—	—	—	—	—		—	(17,563)	—	—	(17,563)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,866	—	—	—	2,866
Proceeds from stock options exercise	—	—	—	—	47,600	—	—	—	72	—	—	—	72
Put option expiry	—	—	(56,896)	(332)	56,896	—	—	—	332	—	—	—	332
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Net income	—	—	—	—	—	—	—	—	—	44,353	—	—	44,353

Balance, December 31, 2011	2,439,739	$85,940	—	$—	17,158,904	$17	290,277	$—	$40,020	$74,508	$(15,972)	$(3,514)	$95,059

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (CONT’D)

	For the years ended December 31, 2012, 2011 and 2010
	Series A-1 and A-2, Convertible Redeemable Preferred Stock		Common Stock		Series A-3 Convertible Preferred Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, December 31, 2011	2,439,739	$85,940	17,158,904	$17	290,277	$—	$40,020	$74,508	$(15,972)	$(3,514)	$95,059
Conversion to common stock	(2,439,739)	(85,940)	21,840,128	22	(290,277)	—	85,918	—	—	—	85,940
Initial public offering of common stock	—	—	2,900,000	3	—	—	32,361	—	—	—	32,364
Offering issuance costs	—	—	—	—	—	—	(3,395)	—	—	—	(3,395)
Issuance of restricted stock (Note 14)	—	—	213,656	—	—	—	—	—	—	—	—
Stock issued in connection with acquisition of Instant Information (Note 2)	—	—	53,336	—	—	—	640	—	—	—	640
Stock issued in connection with acquisition of Thoughtcorp, Inc. (Note 2)	—	—	434,546	—	—	—	(346)	—	3,953	—	3,607
Stock issued in connection with acquisition of Empathy Lab, LLC (Note 2)	—	—	326,344	—	—	—	(2,969)	—	2,969	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,826	—	—	—	6,826
Proceeds from stock options exercises	—	—	1,515,580	2	—	—	4,963	—	—	—	4,965
Treasury stock retirement	—	—	—	—	—	—	(353)	—	353	—	—
Excess tax benefits	—	—	—	—	—	—	3,297	—	—	—	3,297
Currency translation adjustment	—	—	—	—	—	—	—	—	—	2,493	2,493
Net income	—	—	—	—	—	—	—	54,484	—	—	54,484

Balance, December 31, 2012	—	$—	44,442,494	$44	—	$—	$166,962	$128,992	$(8,697)	$(1,021)	$286,280

(Concluded)

The accompanying notes are an integral part of the consolidated financial statements

EPAM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net Income	$54,484	$44,353	$28,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,882	7,538	6,242
Bad debt expense	662	727	202
Deferred taxes	(3,933)	497	(2,704)
Stock-based compensation	6,826	2,866	2,939
Goodwill impairment loss	—	1,697	—
Excess tax benefits on stock-based compensation plans	(3,297)	—	—
Non-cash stock charge (Note 2)	640	—	—
Other	(66)	777	335
Change in operating assets and liabilities (net of effects of acquisitions):
(Increase)/decrease in:
Accounts receivable	(12,664)	(19,030)	(13,791)
Unbilled revenues	(6,905)	(1,004)	(10,653)
Prepaid expenses and other assets	(1,339)	(1,694)	(2,253)
Accounts payable	1,407	254	(2,646)
Accrued expenses and other liabilities	(5,825)	9,474	10,065
Deferred revenue	(767)	1,843	209
Due to employees	2,896	2,796	2,545
Taxes payable	5,498	3,426	1,675

Net cash provided by operating activities	48,499	54,520	20,473

Cash flows from investing activities:
Purchases of property and equipment	(13,376)	(15,548)	(8,365)
Payment for construction of corporate facilities	(13,701)	(1,545)	—
Decrease/(increase) in restricted cash, net (Note 4)	470	(144)	(1,958)
Increase in other long-term assets, net	(69)	(171)	(91)
Acquisition of businesses, net of cash acquired (Note 2)	(32,951)	—	(412)

Net cash used in investing activities	(59,627)	(17,408)	(10,826)

Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	32,364	—	—
Costs related to stock issue	(1,765)	(1,630)	—
Proceeds related to stock options exercises	4,951	72	26
Excess tax benefits on stock-based compensation plans	3,297	—	—
Purchase of treasury stock	—	—	(7,324)
Proceeds from sale of treasury stock, net of costs	—	—	6,334
Repurchase of Series A-2 convertible redeemable preferred stock	—	—	(15,050)
Proceeds from issue of Series A-3 convertible preferred stock, net of costs	—	—	14,971
Proceeds related to line of credit	—	5,000	—
Repayment related to line of credit	—	(5,000)	(7,000)

Net cash provided by/(used in) financing activities	38,847	(1,558)	(8,043)

Effect of exchange-rate changes on cash and cash equivalents	1,597	(762)	(527)

Net increase in cash and cash equivalents	29,316	34,792	1,077
Cash and cash equivalents, beginning of year-January 1	88,796	54,004	52,927

Cash and cash equivalents, end of year	$118,112	$88,796	$54,004

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$13,065	$7,007	$5,577
Bank interest	14	37	101

Summary of non-cash investing and financing transactions:

•	Accretion of Series A-1 convertible redeemable preferred stock was $0 in 2012, $0 in 2011, and $1,432 in 2010.

•	Accretion of Series A-2 convertible redeemable preferred stock was $0 in 2012, $17,563 in 2011, and $0 in 2010.

•	Total incurred but not paid costs related to stock issue were $0 in 2012, $470 in 2011 and $0 in 2010.

•	Total incurred but not paid costs related to acquisition of businesses were $96 in 2012, and $0 in 2011 and 2010.

The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011

AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(US DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

EPAM Systems, Inc. (the Company or EPAM) is a leading provider of complex software engineering solutions and a leader in Central and Eastern European IT services delivery. The Company provides these solutions to primarily Fortune Global 2000 companies in multiple verticals, including Independent Software Vendors (ISVs) and Technology, Banking and Financial services, Business Information and Media, Travel and Consumer.

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

The Company is incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland, and client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Russia and Kazakhstan.

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

The majority of the Company’s revenues (84.1% of revenues in 2012, 86.1% in 2011 and 85.2% in 2010) is generated under time-and-material contracts whereby revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues when incurred. The majority of the revenues are billed on an hourly, daily or monthly basis whereby actual time is charged directly to the client.

Revenues from fixed-price contracts (13.7% of revenues in 2012, 11.0% in 2011 and 12.3% in 2010) are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenues are deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor hours and specification and testing requirement changes. In order to estimate the amount of revenue for the period under the proportional performance method, the Company determines the percentage of actual labor hours incurred as compared to estimated total labor hours and applies that percentage to the consideration allocated to the deliverable. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. Our fixed price contracts are generally recognized over a period of twelve months or less.

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

Cash and Cash Equivalents — Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with maturities of three months or less at the date acquired. As of December 31, 2012 and 2011 all amounts are in cash.

Restricted Cash — Restricted cash represents cash that is restricted by agreements with third parties for special purposes (see Note 4).

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

Recoveries of losses from accounts receivable written off in prior years are presented within income from operations on the Company’s consolidated statements of income. Collections in respect of prior year write-offs amounted to $0 for the year ended December 31, 2012, and $0 and $1,686 in each of the two years ended December 2011 and 2010, respectively.

The table below summarizes movements in qualifying accounts for the years ended December 31, 2012, 2011 and 2010:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Year
Allowance for Doubtful Accounts (billed and unbilled):
Fiscal Year 2010	$3,246	$1,493	$(3,068)	$1,671
Fiscal Year 2011	1,671	1,234	(655)	2,250
Fiscal Year 2012	2,250	1,244	(1,291)	2,203

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

In the fourth quarter of fiscal 2012, 2011 and 2010, the Company completed its annual impairment testing of goodwill and determined there was no impairment.

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

All of the Company’s intangible assets have finite lives and the Company did not incur any impairments of its intangible assets for the years ended December 31, 2012, 2011 and 2010.

Impairment of Long-Lived Assets — Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis at each reporting date. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company did not incur any impairments of long-lived assets for 2012, 2011, or 2010.

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

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company’s 2012 U.S. federal taxes, including the Subpart F controlled foreign corporation look-through exception cannot be recognized in the Company’s 2012 financial results and instead will be reflected in the Company’s 2013 financial results.

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

Concentration of Credit — The Company maintains its cash with financial institutions. As of December 31, 2012, $76.2 million of total cash was held in CIS countries, with $50.6 million of that in Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which the Company receives or with which it holds funds, particularly in Belarus, may result in the loss of its deposits or adversely affect its ability to complete banking transactions in the CIS, which could materially adversely affect the Company’s business and financial condition.

For the years ended December 31, 2012, 2011 and 2010 the top five clients accounted for 31.0%, 32.0% and 29.7% of revenues, respectively. For the years ended December 31, 2012, 2011 and 2010 the top ten clients accounted for 44.4%, 44.6% and 42.6% of revenues, respectively. There were no customers which accounted for over 10% of revenues in 2012. One client, Thomson Reuters, accounted for $35.9 million, or 10.7% and $26.0 million, or 11.7%, of revenues in 2011 and 2010, respectively. Accounts receivable and unbilled revenues for this client were 15.9% and 15.0% of total accounts receivable and unbilled revenues as of December 31, 2011, respectively.

During the years ended December 31, 2012, 2011 and 2010 the Company incurred subcontractor costs of $3,535, $4,545 and $12,219, respectively, to a vendor for staffing, consulting, training, recruiting and other logistical / support services provided for the Company’s delivery and development operations in Eastern Europe. Such costs are included in cost of revenues and sales, general and administrative expenses, as appropriate, in the accompanying consolidated statements of income and comprehensive income.

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

Fair value of financial instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash and term deposits, accounts receivable, accounts payable and other current assets and liabilities. The fair values of these instruments approximate their carrying values due to their short-term nature.

Accounting for Stock-Based Employee Compensation Plans — Stock-based compensation expense for awards of equity instruments to employees and non-employee directors is determined based on the grant-date fair value of the awards ultimately expected to vest. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years (See Note 14).

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

Recent Accounting Pronouncements — In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance was effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations and cash flows.

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

In testing its reporting units for goodwill impairment as of December 31, 2012 and 2011, the Company bypassed the qualitative assessment option and proceeded directly to performing the first step of the two-step goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” which clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance effective for fiscal periods beginning after December 15, 2012. The Company is currently evaluating the effect of the adoption of this pronouncement on its financial condition, results of operations and cash flows.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The ASU if effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective application for all comparative periods presented. The Company doesn’t expect the adoption of this standard to have a material effect on the Company’s financial condition, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. New disclosure requirements are effective for fiscal periods beginning after December 15, 2012 and should be applied prospectively. As the new ASU impacts presentation requirements only, the Company doesn’t expect the adoption of this standard to have a material effect on the Company’s financial condition, results of operations and cash flows.

2.	ACQUISITIONS

Empathy Lab, LLC — On December 18, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Empathy Lab, LLC (“Empathy Lab”), a U.S.-based digital strategy and multi-channel experience design firm. The acquisition is intended to enhance the Company’s strong capabilities in global delivery of software engineering services with the proven expertise in two important growth areas-development and execution of enterprise-wide eCommerce initiatives and transformation of media consumption and distribution channels. In addition to strengthening our Travel and Consumer and Business Information and Media verticals, Empathy Lab brings significant expertise in digital marketing strategy consulting and program management.

The purchase price was comprised of approximately $27,257 payable in cash, of which approximately 10% was placed in escrow for a period of 18 months as a security for the indemnification obligations of the sellers under the asset purchase agreement. Additionally, the Company issued to the sellers 326,344 shares of non-vested (“restricted”) common stock contingent on their continued employment with the Company (Note 14), of which 65,268 shares were placed in escrow for a period of 18 months as a security for the indemnification obligations of the sellers under the asset purchase agreement. The restricted stock has an estimated value of $6,755 and will be recorded as a stock-based compensation expense over an associated service period of three years.

Additionally, the Company agreed to issue stock options to certain employees acquired through the Empathy Lab acquisition. The stock options will be issued in the amount by which the acquiree’s revenue exceeds the target revenue for the first half of 2013, as defined by the purchase agreement. The stock options will be issued under the Company’s current long-term incentive plan and will be subject to all vesting restrictions and other terms and conditions customary for the Company.

The purchase price was allocated to the assets acquired based on their related fair values, as follows:

Cash and cash equivalents	$1,191
Trade receivables and other current assets	5,983
Property and equipment	186
Deferred tax asset	30
Acquired intangible assets	11,200
Goodwill	11,359

Total assets acquired	29,949

Accounts payable and accrued expenses	1,028
Deferred revenue and other liabilities	1,664

Total liabilities assumed	2,692

Net assets acquired	$27,257

The Company performed a valuation analysis to determine the fair values of certain intangible assets of Empathy Lab as of the acquisition date. As part of the valuation process, the excess earnings method was used to determine the value of customer relationships. Fair values of trade name and non-competition agreements were determined using the relief from royalty and discounted earnings methods, respectively. The Company expects approximately $11,470 of tax goodwill amortizable over a15-year period.

The following table presents the estimated fair values and useful lives of intangible assets acquired:

	December 18, 2012	Weighted Average Useful Life (in years)
Customer relationships	$6,900	10
Trade names	3,900	5
Non-competition agreements	400	4

Total	$11,200

The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on information available as of the acquisition date to estimate the fair values of the assets acquired and liabilities assumed. The Company believes such information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair values of intangible assets and deferred income taxes. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Empathy Lab acquisition date.

Included in consolidated statements of income and comprehensive income for the year ended December 31, 2012 are $545 of revenues and $104 of net income of the acquiree, respectively.

Total acquisition-related post-combination compensation expense recognized for the year ended December 31, 2012 was $79 and is presented within selling, general and administrative expenses. Total acquisition-related costs were $81 and are presented within selling, general and administrative expenses for the year ended December 31, 2012, respectively.

Pro forma results of operations for the Empathy Lab acquisition completed during the year ended December 31, 2012 have not been presented because the effects of the acquisition were not material, individually and in aggregate with other acquisitions completed by the Company during 2012, to the Company’s consolidated results of operations.

Thoughtcorp, Inc. — On May 23, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Thoughtcorp, Inc., a Toronto-based software solutions provider (“Thoughtcorp”). The acquisition is intended to expand the Company’s geographic footprint within North America, and complement its global delivery capabilities with expertise in areas such as agile development, enterprise mobility and business intelligence. In addition, Thoughtcorp brings significant telecommunications expertise, and is also expected to expand and enhance the Company’s offering within the Banking and Financial Services and Travel and Consumer verticals.

The purchase price was comprised of $7,497 paid in cash and 217,274 shares of common stock with a fair value of $3,607 at the acquisition date. Half of these shares were placed in escrow for a period of 18 months as a security for the indemnification obligations of the sellers under the asset purchase agreement. Additionally, the Company issued to the sellers 217,272 shares of non-vested (“restricted”) common stock contingent on their continued employment with the Company (Note 14). These shares have an estimated value of $3,607 and will be recorded as stock-based compensation expense over an associated service period of two years. A deferred tax asset has been recognized for the tax effect of the fair value of the portion of the shares that were placed in escrow.

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

The Company performed a valuation analysis to determine the fair values of certain intangible assets of Thoughtcorp as of the acquisition date. As part of the valuation process, the excess earnings method was used to determine the value of customer relationships. Fair values of trade name and non-competition agreements were determined using the relief from royalty and discounted earnings methods, respectively. The Company expects approximately $8,310 of tax goodwill, of which 75% is deductible at 7% per annum on a declining basis.

The following table presents the fair values and useful lives of intangible assets acquired:

	May 23, 2012	Weighted Average Useful Life (in years)
Customer relationships	$2,810	10
Trade names	2,014	5
Non-competition agreements	472	5

Total	$5,296

Included in consolidated statements of income for the year ended December 31, 2012 are $7,184 of revenues and $206 of net losses of the acquiree, respectively.

Total acquisition-related post-combination compensation expense recognized for the year ended December 31, 2012 was $1,252 and is presented within selling, general and administrative expenses. Total acquisition-related costs were $420 and are presented within selling, general and administrative expenses for the year ended December 31, 2012, respectively.

Pro forma results of operations for the Thoughtcorp acquisition completed during the year ended December 31, 2012 have not been presented because the effects of the acquisition, individually and in aggregate with other acquisitions completed by the Company during 2012, were not material to the Company’s consolidated results of operations.

Instant Information, Inc. — On August 20, 2010 EPAM agreed to acquire certain assets and assume certain liabilities of Instant Information, Inc. The primary purpose of this acquisition was to acquire skilled workforce and experienced management, the rights to the intellectual property embodied by our InfoNgen services and cloud deployment capabilities, as well as to strengthen our existing Business Information and Media vertical.

The purchase price consisted of $360 cash plus contingent consideration of $1,000 in Company stock subject to accelerated issuance in the event of completion by the Company of an Initial Public Offering during the period specified. Contingent consideration was dependent upon the acquiree’s meeting specified level of performance over calendar years of 2010-2012. The fair value of the contingent consideration was based on the Company’s probability assessment of the established profitability measures and was estimated to be nil as of the December 31, 2011 and 2010. During the first quarter of 2012, the Company completed an initial public offering of its common stock and issued 53,336 shares to the acquiree pursuant to the accelerated issuance provision. The resultant charge of $640 was recorded within the sales, general and administrative expenses in the consolidated statements of income and comprehensive income.

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

Included in consolidated statements of income and comprehensive income for the year ended December 31, 2010 are $677 and $873 of revenues and net losses of the acquiree, respectively.

Total acquisition-related costs were $63 and are presented within selling, general and administrative expenses for the year ended December 31, 2010.

Pro forma results of operations for the Instant Information, Inc. acquisition completed in 2010 have not been presented because the effects of the acquisition were not material to the Company’s consolidated results of operations.

3.	GOODWILL AND INTANGIBLE ASSETS — NET

Goodwill by reportable segment was as follows:

	North America	EU	Russia	Other	Total
Balance as of January 1, 2011
Goodwill	$2,286	$2,864	$3,185	$1,697	$10,032
Accumulated impairment losses	—	—	—	—	—

	2,286	2,864	3,185	1,697	10,032

Goodwill written off	—	—	—	(1,697)	(1,697)
Effect of net foreign currency exchange rate changes	—	—	(166)	—	(166)

Balance as of December 31, 2011
Goodwill	2,286	2,864	3,019	1,697	9,866
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	2,286	2,864	3,019	—	8,169

Acquisition of Thoughtcorp (Note 2)	2,935	—	—	—	2,935
Acquisition of Empathy Lab (Note 2)	11,359	—	—	—	11,359
Effect of net foreign currency exchange rate changes	63	—	172	—	235

	North America	EU	Russia	Other	Total
Balance as of December 31, 2012
Goodwill	16,643	2,864	3,191	1,697	24,395
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	$16,643	$2,864	$3,191	—	$22,698

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

As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, the Company performed a goodwill impairment test. In assessing impairment in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other,” the Company determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $1,697. The Company completed its annual impairment testing as of December 31, 2012, 2011 and 2010, and found no indication of impairment for its North America, EU, and Russia reporting units.

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

As part of the Empathy Lab acquisition, substantially all of the employees of the acquiree accepted employment with the Company. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire Empathy Lab is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.

Components of intangible assets were as follows:

		2012
	Weighted average life at acquisition	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	9 years	$13,724	$(3,640)	$10,084
Trade name	5 years	6,372	(439)	5,933
Non-competition agreements	5 years	881	(64)	817

Total		$20,977	$(4,143)	$16,834

		2011
	Weighted average life at acquisition	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	5 years	$3,918	$(2,976)	$942
Trade name	8 years	415	(106)	309

Total		$4,333	$(3,082)	$1,251

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles for the years ended December 31 is presented in the table below:

	2012	2011	2010
Client relationships	$627	$720	$871
Trade name	333	59	19
Non-competition agreements	64	—	—
Developed technology	—	—	109

Total	$1,024	$779	$999

Estimated amortization expenses of the Company’s existing intangible assets for the next five years are as follows:

Year Ending December 31,	Amount
2013	$2,811
2014	2,538
2015	2,412
2016	2,385
2017	1,947
Thereafter	4,741

Total	$16,834

4.	RESTRICTED CASH AND TIME DEPOSITS

Restricted cash and time deposits consist of the following:

	2012	2011
Time deposits	$1,006	$—
Short-term security deposits under client contracts	660	—
Long-term security deposits under client contracts	—	2,082
Long-term deposits under employee loan programs	360	393
Long-term deposits under operating leases	107	107

Total	$2,133	$2,582

Included in time deposits as of December 31, 2012, was a bank deposit of $1,006 with remaining maturity of nine months from the reporting date which earned an interest rate of 2.95%. The Company doesn’t intend to withdraw the deposit prior to its maturity.

At December 31, 2012 and 2011 short-term and long-term security deposits under client contracts included fixed amounts placed in respect of letters of credit and a bank guarantee intended to secure appropriate performance under respective contracts. The Company estimates the probability of non-performance under the contracts as remote, therefore, no provision for losses has been created in respect of these amounts as of December 31, 2012 and 2011.

Also included in restricted cash as of December 31, 2012 and 2011 were deposits of $360 and $393, respectively, placed in connection with certain employee loan programs (See Note 17).

5.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

	2012	2011
Prepaid expenses	$3,825	$2,424
Taxes receivable	4,522	783
Prepaid equipment	1,695	—
Security deposits under operating leases	837	783
Unamortized software licenses and subscriptions	616	1,076
Employee loans	429	503
Due from employees	104	193
Tender guarantee deposit	—	422
Other	236	252

	2011	2011
Total	$12,264	$6,436

6.	PROPERTY AND EQUIPMENT — NET

Property and equipment consists of the following:

	Useful Life	2012	2011
Computer hardware	3 years	$24,239	$19,145
Leasehold improvements	9 years	5,527	4,107
Purchased computer software	3 years	4,452	2,653
Furniture and fixtures	7 years	4,351	3,789
Office equipment	7 years	4,325	3,646
Building	50 years	16,534	16,534
Construction in progress (Note 17)	n/a	15,561	1,545

		74,989	51,419
Less accumulated depreciation and amortization		(21,854)	(15,937)

Total		$53,135	$35,482

Depreciation and amortization expense related to property and equipment was $9,858, $6,759 and $5,243 for the years ended December 31, 2012, 2011 and 2010, respectively.

7.	LONG-TERM DEBT

Revolving Line of Credit — In November 2006, the Company entered into a revolving credit loan and security agreement (collectively “Credit Facility” or “Facility”) with a bank (the “Bank”). The Credit Facility is comprised of a five year revolving line of credit pursuant to which the Company can borrow up to $7,000 at any point in time based on borrowing availability, as defined, at LIBOR plus 1.25%. On July 25, 2011, the Company and the Bank agreed to amend the Facility to increase the borrowing capacity to $30,000. As of December 31, 2012 and 2011, the borrowing capacity was $28,124 and $30,000, respectively. The maximum borrowing availability under the Facility is based upon a percentage of eligible accounts receivable and US cash. The facility expires on October 15, 2013 (Note 18).

The Facility is collateralized by 85% of US trade receivables, as defined, and US cash representing the lesser of (a) available cash on hand, and (b) $10,000, $5,000 and $0 for the periods ended December 31, 2011 and 2012, and October 15, 2013, respectively. The Facility contains affirmative and negative covenants, including financial and coverage ratios. As of December 31, 2012 and 2011, the Company had no outstanding borrowing under the facility and was in compliance with all debt covenants as of that date (Note 18).

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses consist of the following:

	2012	2011
Compensation	$15,450	$17,768
Subcontractor costs	1,915	4,635
Professional fees	544	611
Facilities costs	297	189
Stock issue costs	—	411
Other	1,608	1,168

Total	$19,814	$24,782

9.	TAXES PAYABLE

Taxes payable consist of the following:

	2012	2011
Corporate profit tax	$3,315	$1,918
Value added taxes	6,274	4,586
Payroll taxes and social security	4,968	2,208

Total	$14,557	$8,712

10.	INCOME TAXES

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2012	2011	2010
Income before income tax expense:
Domestic	$9,291	$2,872	$809
Foreign	56,572	49,920	30,286

Total	$65,863	$52,792	$31,095

Income tax expense (benefit) consists of:
Current
Federal	$6,881	$4,878	$2,918
State	319	389	160
Foreign	7,969	2,483	2,573
Deferred
Federal	(625)	(1,629)	(1,016)
State	24	(72)	(76)
Foreign	(3,189)	2,390	(1,772)

Total	$11,379	$8,439	$2,787

Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset and liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Fixed assets	$703	$771
Intangible assets	4,737	514
Accrued expenses	4,042	2,412
Net operating loss carryforward	—	18
Deferred revenue	1,583	1,847
Stock-based compensation	413	1,226
Valuation allowance	(489)	—
Restricted stock options	1,616	500
Other assets	1,214	862

Deferred tax assets	13,819	8,150

Deferred tax liabilities:
Fixed assets	742	774
Accrued revenue and expenses	737	2,453
Deferred intercompany gain	405	663
Equity compensation	2,431	—
Other liabilities	—	20

Deferred tax liability	4,315	3,910

Net deferred tax asset	$9,504	$4,240

At December 31, 2012, the Company had current and non-current deferred tax assets of $6,593 and $6,093, respectively, and current and non-current tax liabilities of $491 and $2,691, respectively. At December 31, 2011, the Company had current and non-current deferred tax assets of $4,384 and $1,875, respectively and current and non-current tax liabilities of $1,736 and $283, respectively.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the amount of tax holiday the company can use in Hungary before the credit expires that jurisdiction in 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2012, a valuation allowance of $489 has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

At December 31, 2012, the Company had utilized all of its federal net operating losses.

No provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of December 31, 2012, certain subsidiaries had approximately $188.7 million of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income as follows:

	2012	2011	2010
Statutory federal tax	$22,393	$18,482	$10,572
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	280	266	216
Provision adjustment for current year uncertain tax position	—	178	—
Effect of permanent differences	2,177	2,816	1,957
Stock compensation	1,165	—	—
Rate differential between U.S. and foreign	(14,472)	(13,297)	(9,947)
Change in foreign tax rate	148	(22)	101
Change in valuation allowance	(489)	—	—
Other	177	16	(112)

Income tax expense	$11,379	$8,439	$2,787

The growth in the permanent differences in the year ended December 31, 2012 related to increases in non-deductible expenses incurred by foreign subsidiaries. The growth in the permanent differences in the year ended December 31, 2011 related to goodwill impairment loss and increases in non-deductible expenses incurred by foreign subsidiaries.

On September 22, 2005, the president of Belarus signed the decree “On the High-Technologies Park” (the “Decree”). The Decree is aimed at boosting the country’s high-technology sector. The Decree stipulates that member technology companies have a 100% exemption from Belarusian income tax of 18% effective July 1, 2006. The Decree is in effect for a period of 15 years from date of signing.

The Company’s subsidiary in Hungary benefits from a tax credit of 10% of annual qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. The Company has been able to take the full 70% credit for 2008 - 2012. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, will be allowed until fully utilized. The Company anticipates full utilization up to the 70% limit until 2014, with full phase out in 2015.

The aggregate dollar benefits derived from these tax holidays approximated $8.5 million, $21.0 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in aggregate dollar benefits derived from these tax holidays in 2012, as compared to 2011, was primarily due to a decrease in statutory tax rate in Belarus. The benefit the tax holiday had on diluted net income per share approximated $0.19, $0.49 and $0.22 for the years ended December 31, 2012, 2011 and 2010, respectively.

The liability for unrecognized tax benefits is included in income tax liability within the consolidated balance sheets at December 31, 2012 and 2011. At December 31, 2012 and 2011, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state tax positions) was $1,271 and $1,271, respectively, (excluding penalties and interest of $125 and $55, respectively). Of this total, $1,354 and $1,266, respectively, (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $125, $55 and $3 at December 31, 2012, 2011 and 2010, respectively.

The beginning to ending reconciliation of the gross unrecognized tax benefits are as follows:

	2012	2011	2010
Gross Balance at January 1	$1,271	$56	$274
Increases in tax positions in current year	—	178	—
Increases in tax positions in prior year	—	1,093	—
Decreases due to settlement	—	(56)	(218)

Balance at December 31	$1,271	$1,271	$56

There are no tax positions for which it is reasonably possible that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The Company’s significant tax jurisdictions are the U.S. Federal, Pennsylvania, Canada, Russia, Denmark, Germany, Ukraine, the United Kingdom, Hungary, Switzerland and Kazakhstan. The tax years subsequent to 2009 remain open to examination by the Internal Revenue Service. Generally, the tax years subsequent to 2009 remain open to examination by various state and local taxing authorities and various foreign taxing authorities.

11.	FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value. The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of December 31 2012, and 2011.

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3
Cash and cash equivalents	118,112	—	—
Time deposits and restricted cash	—	2,133	—
Employee loans	—	—	429

Total	$118,112	$2,133	$429

	Fair Value Measurements at December 31, 2011 Using
	Level 1	Level 2	Level 3
Cash and cash equivalents	88,796	—	—
Time deposits and restricted cash	—	2,582	—
Employee loans	—	—	503

Total	$88,796	$2,582	$503

Cash and Cash Equivalents — are considered Level 1 measurements. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

Restricted cash and time deposits — are considered Level 2 measurements. Fair values of Level 2 measurements are determined by analyzing quoted prices for similar assets in an active market, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data. The carrying values of restricted cash and time deposits approximated their fair values as of December 31, 2012, and December 31, 2011.

Employee loans — are primarily comprised of short-term non-interest bearing relocation loans and are considered Level 3 measurements. The Comapny’s Level 3, unobservable inputs reflect its assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. Due to a short-term nature of employee loans, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. During the years ended December 31, 2012 and 2011, the Company issued a total of $566 and $443 of loans to its employees, respectively, and received $640 and $372 in loan repayments during the same periods, respectively.

During the years ended December 31, 2012 and 2011, there were no transfers amongst Level 1, Level 2, or Level 3 financial assets and liabilities.

12.	OPERATING SEGMENTS

The Company’s reportable segments are: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. The Company’s reportable segments are based on the allocation of managerial responsibility for its client base. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of the Company’s reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In a case like this, the client’s activity would be reported through the management team’s reportable segment.

The Company’s Chief Operating Decision Maker (CODM) evaluates its performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by the CODM. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows for the years ended December 31:

	2012	2011	2010
Total segment revenues:
North America	$197,271	$151,707	$110,179
Europe	168,913	123,510	68,420
Russia	50,552	46,219	31,388
Other	16,986	12,851	11,522

Total segment revenues	$433,722	$334,287	$221,509

Segment operating profit:
North America	$38,671	$33,744	$28,496
Europe	32,750	25,098	15,057
Russia	9,049	10,445	3,119
Other	6,985	2,416	1,414

Total segment operating profit	$87,455	$71,703	$48,086

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

Reconciliation of reportable segment revenues and operating profit to the consolidated income from operations for the years ended December 31 is presented below:

	2012	2011	2010
Total segment revenues	$433,722	$334,287	$221,509
Unallocated revenue	77	241	315

Revenues	$433,799	$334,528	$221,824

	2012	2011	2010
Total segment operating profit	$87,455	$71,703	$48,086
Unallocated Amounts:
Other revenue	77	241	315
Stock-based compensation expense	(6,826)	(2,866)	(2,939)
Stock charge (Note 2)	(640)	—	—
Non-corporate taxes	(2,346)	(2,722)	(2,344)
Professional fees	(2,850)	(2,802)	(1,229)
Depreciation and amortization	(1,100)	(810)	(1,021)
Bank charges	(1,136)	(793)	(548)
Goodwill impairment loss (Note 3)	—	(1,697)	—
Legal settlement	—	—	(2,608)
Provision for bad debts	—	—	(265)
Other corporate expenses	(6,628)	(5,246)	(4,657)

Income from operations	66,006	55,008	32,790

Interest and other income, net	1,941	1,422	486
Foreign exchange loss	(2,084)	(3,638)	(2,181)

Income before provision for income taxes	$65,863	$52,792	$31,095

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably amongst the segments. Geographical information about the Company’s long-lived assets is based on physical location of the assets at the end of each of the years ended December 31:

	As of December 31, 2012	As of December 31, 2011
Belarus	$40,095	$26,001
Ukraine	5,357	4,314
Russia	3,234	2,011
United States	2,048	1,445
Hungary	1,744	1,108
Other	657	603

Total	$53,135	$35,482

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location for each of the three years ended December 31 was as follows:

	2012	2011	2010
United States	$197,593	$163,068	$117,027
United Kingdom	98,346	70,989	32,584
Russia	47,507	43,799	31,488
Switzerland	30,120	15,870	9,751
Germany	16,391	7,909	7,239
Kazakhstan	11,352	8,845	7,480
Canada	9,256	2,058	—
Sweden	4,913	5,292	3,034
Ukraine	4,733	891	924
Netherlands	3,127	4,031	5,399
Other locations	4,044	5,600	3,125
Reimbursable expenses and other revenues	6,417	6,176	3,773

Revenues	$433,799	$334,528	$221,824

Service Offering Information

Information about the Company’s revenues by service offering for each of the three years ended December 31 is as follows:

	Year Ended December 31,
	2012	2011	2010
Software development	$290,139	$219,211	$149,658
Application testing services	85,849	67,840	44,459
Application maintenance and support	36,056	29,287	19,262
Infrastructure services	12,424	8,488	2,823
Licensing	2,914	3,526	1,849
Reimbursable expenses and other revenues	6,417	6,176	3,773

Revenues	$433,799	$334,528	$221,824

13.	COMMON AND PREFERRED STOCK

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

On August 20, 2010, the Company entered into an agreement with Instant Information Inc. to issue shares of common stock to Instant Information Inc. as consideration for the acquisition of the assets of Instant Information Inc. subject to achievement of certain financial milestones or upon completion of an initial public offering by the Company. A total of 53,336 shares of common stock were issued to Instant Information Inc. upon completion of the Company’s initial public offering for an aggregate value of $640, which was expensed during the first quarter of 2012 (Note 2).

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

Series A-1 Convertible Redeemable Preferred Stock (“Series A-1 Preferred”) — On January 20, 2006, Siguler Guff LLC, a New York based private equity investment firm, acting through its affiliated investment funds Russia Partners II LP (RPII) and Russia Partners EPAM Fund LP (RPE), purchased 657,354 shares of Series A-1 Preferred at $12.17 per share or $8,000. At the same time, RPII and RPE also acquired 11,180,648 shares of the Company’s common stock from existing holders, and the Company enabled RPII and RPE to convert such shares into 1,397,581 shares of Series A-1 Preferred. The difference between the share price of the Series A-1 Preferred ($12.17 per share) and the common stock ($1.13 per share) exchanged of $6,803 has been recorded as a deemed dividend. The Company accreted the 12.5% compounded annual rate of return through April 15, 2010, in accordance with the redemption provision as detailed below. Annual accretion was $0, $0 and $1,432 for the years ended December 31, 2012, 2011 and 2010, respectively. The ending redemption value was $41,245 at December 31, 2011 and 2010.

The terms of the Series A-1 Preferred were as follows:

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

Redemption — At any time after January 1, 2011, if the Company has not affected a qualified public offering, as defined, the holders of at least a majority of the then outstanding shares of Series A-1 Preferred, voting together as a separate class, may by written request, require the Company to redeem all or any number of shares of the Series A-1 Preferred in four equal semi-annual installments beginning thirty calendar days from the date of the redemption election and ending on the date one and one-half years after such date. The Company shall affect such redemptions on the applicable redemption date by paying in cash in exchange for each share of Series A-1 Preferred to be redeemed then outstanding an amount equal to the Series A-1 Preferred liquidation amount ($12.17 per share plus a 12.5% compounded annual rate of return) on such redemption date.

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

Conversion Rights — Any holder of Series A-1 Preferred may convert any share of Series A-1 Preferred held by such holder into a number of shares of common stock determined by dividing (i) the Series A-1 Preferred purchase price ($12.17 per share) by (ii) the Series A-1 conversion price then in effect. The initial conversion price for the Series A-1 Preferred (the “Series A-1 Conversion Price”) shall be equal to the purchase price ($12.17 per share). The Series A-1 Conversion Price from time to time in effect is subject to adjustment, as defined. Each share of Series A-1 Preferred shall automatically be converted into shares of common stock at the then effective applicable Series A-1 Conversion Price upon the earliest of (i) the date specified by vote or written consent or agreement of holders of at least a majority of the shares of Series A-1 Preferred then outstanding, (ii) effective immediately before a qualified public offering, as defined, or (iii) effective upon the closing of a liquidation or a reorganization event, as defined, that results in the receipt of a per share amount of cash proceeds or non-cash property valued equal to or greater than the Series A-1 Preferred liquidation amount, as defined.

Series A-2 Convertible Redeemable Preferred Stock (“Series A-2 Preferred”) — On February 19, 2008, the Company completed a private placement and raised net proceeds of $47,601 ($50,000 gross less $2,399 costs) from the sale of 675,081 shares of Series A-2 Preferred at a sale price of $74.07 per share. Annual accretion was $0, $17,563 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively. The ending carrying value was $0, $44,695 and $27,132 at December 31, 2012, 2011 and 2010, respectively.

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

The Series A-2 Preferred shares had the following rights and preferences:

Dividends — No dividends will be paid on the Series A-2 Preferred unless dividends are paid on common stock.

Liquidation — Before any payment to the common stockholders, the Series A-2 Preferred holders will receive their liquidation preference.

In the event of any liquidation that values 100% of the equity securities of the Company on a fully-diluted basis at an amount that is less than the Series A-2 post-money valuation, as defined, the holders of shares of Series A-2 Preferred shall be entitled to receive either their per share purchase price of the Series A-2 Preferred ($74.07) plus a 12.5% compounded annual rate of return if the purchase price is less than the percentage ceiling amount, defined for purposes of liquidation as 17.1% of cash proceeds or non-cash property received by the Company in the event of any liquidation, or the greater of (1) $74.07 per share and (2) the percentage ceiling amount.

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

Conversion rights — Any holder of Series A-2 Preferred may convert any share of Series A-2 Preferred held by such holder into a number of shares of common stock determined by dividing (i) the Series A-2 Preferred purchase price ($74.07 per share) by (ii) the Series A-2 conversion price then in effect. The initial conversion price for the Series A-2 Preferred (the “Series A-2 Conversion Price”) shall be equal to the purchase price ($74.07 per share). The Series A-2 Conversion Price from time in effect is subject to adjustment, as defined. Each share of Series A-2 Preferred shall automatically be converted into shares of common stock at the then effective applicable Series A-2 Conversion Price upon the earliest of (i) the date specified by vote or written consent or agreement of holders of at least a majority of the shares of Series A-2 Preferred then outstanding, (ii) effective immediately before a qualified public offering, as defined. or (iii) effective upon the closing of a liquidation or a reorganization event, as defined, that results in the receipt per share of amount of cash proceeds or non-cash property valued equal to or greater than, the lesser of (x) their purchase price of the Series A-2 Preferred ($74.07 per share) plus a 12.5% compounded annual rate of return on the purchase price and (y) the percentage ceiling amount, as defined.

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

The Series A-3 Preferred had the following rights and preferences:

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

Conversion rights — Any holder of Series A-3 Preferred may convert any share of Series A-3 Preferred held by such holder into a number of shares of common stock determined by dividing (i) the Series A-3 Preferred purchase price ($51.85 per share) by (ii) the Series A-3 conversion price then in effect. The initial conversion price for the Series A-3 Preferred (the “Series A-3 Conversion Price”) shall be equal to the purchase price ($51.85 per share). The Series A-3 Conversion Price from time in effect is subject to adjustment, as defined. Each share of Series A-3 Preferred shall automatically be converted into shares of common stock at the then effective applicable Series A-3 Conversion Price upon the earliest of (i) the date specified by vote or written consent or agreement of holders of at least a majority of the shares of Series A-3 Preferred then outstanding, (ii) effective immediately before a qualified public offering, as defined, or (iii) effective upon the closing of a liquidation or a reorganization event, as defined.

Registration Rights — The holders of at least a majority of the Series A-3 Preferred holders, may, by written request, require the Company to file a registration statement with certain limitations.

Puttable Stock — As part of consideration paid in business combinations, the Company issued common stock to certain stockholders of the acquired companies. The shares had an attached Put Option that provided the holders with the right to put the shares at the original per share value in the event the Company did not have a qualified public offering or reorganization event within a specified period from the acquisition date. The Company issued 0 shares for the years ended December 31, 2012 and 2011, and 44,304 shares for the year ended December 31, 2010, respectively. During 2011, put options in respect of 56,896 of puttable common stock expired unexecuted.

During 2010, the Company purchased 114,432 shares of puttable common stock, at a cost of $932, in connection with the execution of a stockholder put option.

Treasury Stock — On December 18, 2012, the Company used treasury stock to issue a total of 326,344 shares of common stock in connection with the acquisition of Empathy Lab. On May 25, 2012, the Company used treasury stock to issue a total of 434,546 shares of common stock in connection with the acquisition of Thoughtcorp, Inc. (Note 2).

In May 2012, Board of Directors of the Company voted to retire 38,792 shares of its treasury stock.

14.	STOCK COMPENSATION

The following costs related to the Company’s stock compensation plans are included in the consolidated statements of income and comprehensive income:

	2012	2011	2010
Cost of revenues	$2,809	$1,365	$1,314
Selling, general and administrative	4,017	1,501	1,625

Total	$6,826	$2,866	$2,939

On January 16, 2012, the Company issued 194,800 shares of non-vested (“restricted”) common stock to Mr. Robb, President of EU Operations and Executive Vice President. These restricted shares vested 25% on January 16, 2012, and are scheduled to vest 25% on each of January 1, 2013, 2014, and 2015. On termination of Mr. Robb’s service to the Company with Cause or without Good Reason (in each case, as defined in the award agreement), any unvested restricted shares will be forfeited. In addition, under the restricted stock award agreement, Mr. Robb is subject to perpetual confidentiality and non-disclosure obligations as well as non- competition and employee and customer non-solicitation obligations that survive for a period of 12 months after the termination of his service to the Company. Fair market value of these restricted shares on the date of grant was $2,338. The stock-based compensation charge related to the shares granted for the year ended December 31, 2012, was $1,169.

On May 25, 2012, the Company issued 217,272 shares of non-vested stock (“restricted”) common stock in connection with the acquisition of Thoughtcorp (Note 2). The shares vest 50% on each of the first and second anniversaries of the Closing Date. Upon termination of the Sellers’ services to the Company with Cause or without Good Reason (in each case, as defined in the escrow agreement), any unvested shares will be forfeited. Fair value of these shares on the date of grant was $3,607. The stock-based compensation charge related to the shares granted for the year ended December 31, 2012, was $1,096.

On December 18, 2012, the Company issued 326,344 shares of non-vested (“restricted”) common stock in connection with the acquisition of Empathy Lab (Note 2). The shares vest 33.33% on each of the first, second and third anniversaries of the Closing Date. Upon termination of the recipients’ services to the Company with Cause or without Good Reason (in each case, as defined in the escrow agreement), any unvested shares will be forfeited. Fair value of these shares on the date of grant was $6,755. The stock-based compensation charge related to the shares granted for the year ended December 31, 2012, was $79.

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

On January 18, 2012, the Company issued 11,764 shares of non-vested (“restricted”) common stock to its non-employee directors under the 2012 Directors Plan. The shares will vest and become non-forfeitable 25% on each of the first four anniversaries of the grant date. On termination of service from the Board at any time, a portion of restricted shares shall vest as of the date of such termination on a pro rata basis, determined by the number of days that the participant served on the Board from the grant date through the date of such termination. Fair market value of these restricted shares on the date of grant was $141. The stock-based compensation charge related to the shares granted for the year ended December 31, 2012, was $34.

On April 5, 2012, the Company granted 7,092 shares of non-vested (“restricted”) stock to its non-employee directors under the 2012 Non-Employee Director Compensation Plan. The restricted stock vests and becomes 100% non-forfeitable on the first anniversary of the grant date. Upon termination of service from the Board at any time, a portion of the restricted stock shall vest as of the date of such termination on a pro rata basis for the number of days that the participant served on the Board from the grant date through the date of such termination. The fair market value of the restricted stock on date of grant was $150. The stock-based compensation charge related to the shares granted for the year ended December 31, 2012, was $111.

2012 Long-Term Incentive Plan — On January 11, 2012 the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which will be used to issue equity grants to employees. The Company authorized 9,246,800 shares of common stock to be reserved for issuance under the plan. This is in addition to 733,808 shares that remained available for issuance under the 2006 Plan as of January 11, 2012 and which are available for issuance under the 2012 Plan. In addition, up to 4,916,394 shares that are subject to outstanding awards as of December 31, 2012, under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise return to the 2006 Plan’s share reserve will be available for awards to be granted under the 2012 Plan.

During the year ended December 31, 2012, the Company issued 1,443,810 options to purchase common stock under the 2012 Plan with an aggregate grant date fair value of $10,870.

As of December 31, 2012, a total of 8,726,293 shares remained available for issuance under the 2012 Plan.

2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The Company’s stock option plan permitted the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally had the authority to select individuals who were to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. In January 2012, the 2006 Plan was discontinued; however, a total of 859,808 shares remain available for issuance under the 2012 Plan as of December 31, 2012. All of the options issued pursuant to the 2006 Plan expire ten years from the date of grant.

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	3,827,312	$2.30	$13,277
Options granted	2,774,952	5.77	3,064
Options exercised	(5,600)	4.63	(13)
Options forfeited/cancelled	(218,080)	2.98	(850)

Options outstanding at December 31, 2010	6,378,584	$3.79	$19,708

Options granted	600,000	14.00	1,200
Options exercised	(47,600)	1.52	(499)
Options forfeited/cancelled	(335,848)	5.30	(2,250)

Options outstanding at December 31, 2011	6,595,136	$4.65	$48,447

Options granted	1,443,810	16.80	1,877
Options exercised	(1,552,742)	3.53	(22,623)
Options forfeited/cancelled	(189,495)	11.35	(1,279)

Options outstanding at December 31, 2012	6,296,709	$7.51	$66,682

Options vested and exercisable at December 31, 2012	3,708,466	$3.72	$53,328

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options expected to vest	2,432,143	$12.84	$12,793

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

a. Expected volatility — the Company estimated the volatility of its common stock at the date of grant using historical volatility of peer public companies for the years ended December 31, 2011 and December 31, 2010. In order to compare volatilities for different interval lengths, the Company expresses volatility in annual terms. The Company applied the same approach regarding the stock options issued in 2012 due to insufficiency of historical volatility data of its stock prices at the time of grant. The expected volatility was 46%, 43% and 43% in 2012, 2011 and 2010, respectively.

b. Expected term — the Company estimates the expected term of options granted using the simplified method of determining expected term as outlined in SEC Staff Accounting Bulletin 107 as used for grants. The expected term was 6.25 years in 2012, 2011 and 2010.

c. Risk-free interest rate — the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The risk-free rate was approximately 1.13%, 2.05% and 1.78% in 2012, 2011 and 2010.

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

As of December 31, 2012 there was $23,449 of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over the next two years using the weighted average method.

During the fourth quarter of 2010, the Company modified certain parameters pertaining to the stock option award issued on August 13, 2010. Summary of the key terms of the modification follows:

	After modification	Before modification
Number of grantees	20	20
Number of options granted	604,960	552,000
Strike price	$6.88	$4.63

The modification had no impact on the estimated costs related to the stock options issued on August 13, 2010.

Summary of restricted stock activity as of December 31, 2012, and changes during the years ended December 31 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at January 1, 2010	—	$—
Restricted stock granted	—	—
Restricted stock vested	—	—

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at December 31, 2010	—	$—
Restricted stock granted	—	—
Restricted stock vested	—	—

Unvested restricted stock outstanding at December 31, 2011	—	$—
Restricted stock granted	757,272	17.15
Restricted stock vested	(97,400)	12.00

Unvested restricted stock outstanding at December 31, 2012	659,872	$17.92

15.	EARNINGS PER SHARE

Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Our Series A-1 Preferred, Series A-2 Preferred, Series A-3 Preferred, restricted stock units and puttable common stock were considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus required the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among the company’s common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.

The following table sets forth the computation of basic and diluted earnings per share as follows:

	2012	2011	2010
Numerator for common earnings per share:
Net income	$54,484	$44,353	$28,308
Accretion of preferred stock	—	(17,563)	(1,432)
Net income allocated to participating securities	(3,341)	(15,025)	(17,984)
Effect on income available from redemption of preferred stock	—	—	5,418

Numerator for basic (common) earnings per share	51,143	11,765	14,310
Effect on income available from reallocation of options	261	1,185	996

Numerator for diluted (common) earnings per share	$51,404	$12,950	$15,306

Numerator for (puttable common) earnings per share:
Net income allocated to basic (puttable common)	—	26	118
Effect on income available from reallocation of options	—	(12)	(7)

Numerator for diluted (puttable common) earnings per share	—	14	111

Denominator for basic (common) earnings per share:
Weighted average common shares outstanding	40,190	17,094	17,056
Effect of dilutive securities:
Stock options	3,631	3,379	2,258

Denominator for diluted (common) earnings per share	43,821	20,473	19,314

Denominator for basic and diluted (puttable common) earnings per share:
Weighted average puttable common shares outstanding	—	18	141

Earnings per share:
Basic (common)	$1.27	$0.69	$0.84
Basic (puttable common)	$—	$1.42	$0.84
Diluted (common)	$1.17	$0.63	$0.79
Diluted (puttable common)	$—	$0.77	$0.79
Excluded Options due to Anti-Dilutive	1,534	572	1,803

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results for the two years ended December 31, 2012 and 2011 are as follows:

	Three Months Ended
2012	March 31	June 30	September 30	December 31	Full Year
Revenues	$94,383	$103,800	$110,078	$125,538	$433,799
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	60,175	63,803	69,099	77,284	270,361
Selling, general and administrative expenses	17,627	20,711	21,153	26,377	85,868
Depreciation and amortization expense	2,211	2,423	3,040	3,208	10,882
Other operating expenses, net	586	33	50	13	682

Income from operations	13,784	16,830	16,736	18,656	66,006
Interest and other income, net	476	460	486	519	1,941
Foreign exchange gain/(loss)	80	(1,394)	(635)	(135)	(2,084)

Income before provision for income taxes	14,340	15,896	16,587	19,040	65,863
Provision for income taxes	2,241	2,575	2,522	4,041	11,379

Net income	$12,099	$13,321	$14,065	$14,999	$54,484

Comprehensive income	$13,711	$10,857	$16,769	$15,640	$56,977

Basic net income per share(1)	$0.30	$0.31	$0.33	$0.35	$1.27

Diluted net income per share(1)	$0.27	$0.29	$0.30	$0.32	$1.17

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

	Three Months Ended
2011	March 31	June 30	September 30	December 31	Full Year
Revenues	$72,802	$80,176	$86,423	$95,127	$334,528
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	45,505	48,816	51,627	59,388	205,336
Selling, general and administrative expenses	13,793	16,805	15,822	18,510	64,930
Depreciation and amortization expense	1,690	1,959	2,083	1,806	7,538
Goodwill impairment loss	—	1,697	—	—	1,697
Other operating expenses, net	2	21	—	(4)	19

Income from operations	11,812	10,878	16,891	15,427	55,008
Interest and other income, net	187	428	385	422	1,422
Foreign exchange loss	(134)	(703)	(2,301)	(500)	(3,638)

Income before provision for income taxes	11,865	10,603	14,975	15,349	52,792
Provision for income taxes	2,123	2,326	1,025	2,965	8,439

Net income	$9,742	$8,277	$13,950	$12,384	$44,353

Comprehensive income	$10,993	$8,445	$12,130	$11,535	$43,103

Basic net income/(loss) per share(1)	$0.19	$(0.41)	$0.36	$0.32	$0.69

Diluted net income/(loss) per share(1)	$0.18	$(0.41)	$0.33	$0.29	$0.63

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

17.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases office space under operating leases, which expire at various dates through 2019. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Rent expense under operating lease agreements for the years ended December 31, 2012, 2011 and 2010 was $11,594, $8,522, and $6,724 respectively. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2012 are as follows:

Year ending December 31,	Operating Leases
2013	$10,505
2014	6,646
2015	3,457
2016	2,415
2017	1,607
Thereafter	1,884

Total minimum lease payments	$26,514

Employee Loan Program — Beginning in third quarter of 2006, the Company started to guarantee bank loans for certain of its key employees. Under the conditions of the guarantees, the Company is required to maintain a security deposit of 30% of the value of loans outstanding at each reporting date. While the program has been discontinued, total commitment of the Company under these guarantees remains at $492 as of December 31, 2012. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the years ended December 31, 2012, 2011 and 2010.

Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for approximately $17,209 for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. During the year ended December 31 2012, total expected construction cost was increased to approximately $19,591. The building is expected to be operational in the first half of 2013. As of December 31, 2012, total outstanding commitment of the Company was $5,325.

Corporate Facilities — In June 2012, the Company entered into an agreement for the construction of 12 corporate apartments located within the High Technology Park in Minsk, Belarus. During the third quarter of 2012, the agreement was amended and the number of apartments was increased to 26. As of December 31, 2012, total construction cost is estimated at $988. The Company’s outstanding commitment as of December 31, 2012 was approximately $717. The construction is expected to be completed in 2013. The Company intends to use the apartments for general business purposes.

Employee Housing Program — In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program (“the Housing Program”), which assists employees in purchasing housing in Belarus. The Company does not bear any market risk in connection with the Housing Program as the housing will be sold directly to employees by independent third parties. As part of the Housing Program, the Company will extend financing to employees up to an aggregate amount of $10,000. The loans will be issued in U.S. Dollars with a 5 year term and bear an interest rate of 7.5% which is below the market interest rate in Belarus. The Housing Program was designed to be a retention mechanism for the Company’s employees in Belarus and will be available to full-time employees who have been with the Company for at least three years. As of December 31, 2012, the Company’s total outstanding commitment under the Housing Program was $6,179.

Litigation — From time to time, the Company is involved with litigation, claims or other contingencies. Management is not aware of any such matters, except as described below, that would have a material effect on the consolidated financial statements of the Company.

In September 2010, the Company entered into a Settlement Agreement and Release (“Agreement”) with a former officer and their related parties (the “Plaintiffs”). In consideration and exchange for the releases, promises, and other covenants given by the Plaintiffs in this agreement, and for the purchase by the Company of all the EPAM common stock held by the Plaintiffs, the Company agreed to make a one-time aggregate cash payment of $9 million to the Plaintiffs. The Company has determined that the fair value of 986,352 shares of common stock at the time of settlement was $6.48 per share, or roughly $6.4 million, which was recorded as treasury stock within Stockholders’ Equity. The remaining amount of $2.6 million was recorded as a current period expense within other operating expenses. Subsequently, the Company reissued 673,184 shares to the existing A-3 stockholders at $6.48 per share, and 313,168 shares to existing A-2 stockholders also at $6.48 per share.

18.	SUBSEQUENT EVENTS

On January 8, 2013, the Company issued 5,257 shares of non-vested (“restricted”) stock to its new non-employee director under the 2012 Non-Employee Directors Compensation Plan. The shares will vest and become unforfeitable 25% on each of the first, second, third and fourth anniversaries of the grant date. Upon termination of service from the Board at any time, a portion of these shares shall vest as of the date of such termination on a pro rata basis determined by the number of days that the participant served on the Board from the grant date through the date of such termination. The fair value of the restricted shares at the time of grant was $101.

On January 15, 2013, the Company and the Bank entered into a new revolving loan agreement (2013 Credit Facility) (Note 7). The new agreement increased the Company’s maximum borrowing capacity to $40,000 and extended maturity to January 15, 2015. The 2013 Credit Facility is collaterized with: (a) all tangible and intangible assets of EPAM Systems, Inc., a Delaware Corporation, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights, equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of EPAM

Systems, Inc., a Delaware Corporation, and 65% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries.

Beginning January 2013, the Company started issuing loans under its Employee Housing Program (Note 17).

*****

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, SEC File No. 001-35418, filed March 30, 2012 (the “2011 Form 10-K”))

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the 2011 Form 10-K)

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to Form S-1, SEC File No. 333-174827, filed January 23, 2012 (“Amendment No. 6”))

4.2	Amended and Restated Registration Rights Agreement dated February 19, 2008 (incorporated herein by reference to Exhibit 4.2 to Form S-1, SEC File No. 333-174827, filed June 10, 2011 (the “Registration Statement”))

4.3	Registration Rights Agreement dated April 26, 2010 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement)

10.1	Revolving line of credit between EPAM Systems, Inc. and PNC Bank, National Association dated November 22, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

10.2	Security Agreement between EPAM Systems, Inc. and PNC Bank, National Association dated November 22, 2006 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3	Borrowing Base Rider between EPAM Systems, Inc. and PNC Bank, National Association dated November 22, 2006 (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4	First Amendment to loan documents between EPAM Systems, Inc. and PNC Bank, National Association dated September 30, 2010 (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5	Amended and Restated Committed Line of Credit Note dated September 30, 2010 (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

10.6	EPAM Systems, Inc. Amended and Restated 2006 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to Amendment No. 6)

10.7	Form of EPAM Systems, Inc. 2006 Stock Option Plan Award Agreement (under the EPAM Systems, Inc. Amended and Restated 2006 Stock Option Plan) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 6)

10.8	Second Amendment to loan documents between EPAM Systems, Inc. and PNC Bank, National Association dated July 25, 2011 (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to Form S-1, SEC File No. 333-17482, filed September 26, 2011(“Amendment No. 3”))

10.9	Second Amended and Restated Committed Line of Credit Note dated July 25, 2011 (incorporated by reference to Exhibit 10.12 to Amendment No. 3)

10.10	EPAM Systems, Inc. 2012 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Amendment No. 6)

10.11	Form of Senior Management Non-Qualified Stock Option Award Agreement (under the EPAM Systems, Inc. 2012 Long Term Incentive Plan) (incorporated herein by reference to Exhibit 10.13 to Amendment No. 6)

10.12	Restricted Stock Award Agreement by and between Karl Robb and EPAM Systems, Inc. dated January 16, 2012 (incorporated herein by reference to Exhibit 10.14 to Amendment No. 6)

10.13	EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 6 to Form S-1 SEC File No. 333-174827, filed January 23, 2012)

10.14	Form of Non-Employee Director Restricted Stock Award Agreement (under the EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 6)

10.15	EPAM Systems, Inc. Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.17 to Amendment No. 6)

10.16	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.18 to Amendment No. 6)

10.17	Executive Employment Agreement by and between Arkadiy Dobkin and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.19 to Amendment No. 6)

10.18	Offer Letter by and between Ginger Mosier and EPAM Systems, Inc. dated February 24, 2010 (incorporated herein by reference to Exhibit 10.20 to Amendment No. 6)

10.19	Employment Contract by and between Balazs Fejes and EPAM Systems (Switzerland) GmbH. dated June 15, 2009 (incorporated herein by reference to Exhibit 10.21 to Amendment No. 6)

10.20	Consultancy Agreement by and between Landmark Business Development Limited, Balazs Fejes and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.22 to Amendment No. 6)

10.21	Consultancy Agreement by and between Landmark Business Development Limited, Karl Robb and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.23 to Amendment No. 6)

10.22	Form of nondisclosure, noncompete and nonsolicitation agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 6)

Exhibit Number	Description

10.23	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 6)

10.24	English translation of Agreement with IDEAB Project Eesti AS (incorporated herein by reference to Exhibit 10.26 to Amendment No. 6)

10.25*	Credit Agreement by and among EPAM Systems, Inc., as Borrower, The Guarantors Parties Hereto, and PNC Bank, National Association, as Lender dated January 15, 2013

10.26*	Guaranty and Suretyship Agreement between EPAM Systems LLC, a New Jersey limited liability company, and Vested Development, Inc., a Delaware corporation, and PNC Bank, National Association dated January 15, 2013

10.27*	Security Agreement between EPAM Systems, Inc., a Delaware corporation, EPAM Systems LLC, a New Jersey limited liability company, and Vested Development, Inc., a Delaware corporation, and PNC Bank, National Association dated January 15, 2013

10.28*	Pledge Agreement to loan documents between EPAM Systems, Inc. a Delaware corporation, EPAM Systems LLC, a New Jersey limited liability company, and Vested Development, Inc., a Delaware corporation, and PNC Bank, National Association dated January 15, 2013

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed herewith
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

Indicates management contracts or compensatory plans or arrangements.