Form 10-Q
period 2013-03-31
EPAM Systems, Inc.
filed 2013-05-10
CIK 1352010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of May 1, 2013
Common Stock, par value $0.001 per share	45,311,721 shares

EPAM SYSTEMS, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2013	As of December 31, 2012
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$102,806	$118,112
Accounts receivable, net of allowance of $2,236 and $2,203, respectively	75,665	78,906
Unbilled revenues	51,762	33,414
Prepaid and other current assets	15,738	11,835
Employee loans, net of allowance of $0 and $0, respectively, current	1,018	429
Time deposits	1,562	1,006
Restricted cash, current	24	660
Deferred tax assets, current	6,822	6,593

Total current assets	255,397	250,955
Property and equipment, net	53,265	53,135
Restricted cash, long-term	356	467
Employee loans, net of allowance of $0 and $0, respectively, long-term	2,232	—
Intangible assets, net	16,030	16,834
Goodwill	22,575	22,698
Deferred tax assets, long-term	6,160	6,093
Other long-term assets	731	632

Total assets	$356,746	$350,814

Liabilities
Current liabilities
Accounts payable	$9,728	$6,095
Accrued expenses and other liabilities	7,636	19,814
Deferred revenue, current	4,920	6,369
Due to employees	15,129	12,026
Taxes payable	10,282	14,557
Deferred tax liabilities, current	672	491

Total current liabilities	48,367	59,352
Deferred revenue, long-term	621	1,263
Taxes payable, long-term	1,228	1,228
Deferred tax liabilities, long-term	3,071	2,691

Total liabilities	53,287	64,534

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.001 par value; 160,000,000 authorized; 46,180,010 and 45,398,523 shares issued, 45,223,981 and 44,442,494 shares outstanding at March 31, 2013 and December 31, 2012, respectively	45	44
Additional paid-in capital	173,803	166,962
Retained earnings	141,672	128,992
Treasury stock	(8,697)	(8,697)
Accumulated other comprehensive loss	(3,364)	(1,021)

Total stockholders’ equity	303,459	286,280

Total liabilities and stockholders’ equity	$356,746	$350,814

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Revenues	$124,198	$94,383
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	77,937	60,175
Selling, general and administrative expenses	27,083	17,627
Depreciation and amortization expense	3,617	2,211
Other operating expenses, net	25	586

Income from operations	15,536	13,784
Interest and other income, net	630	476
Foreign exchange (loss)/ gain	(499)	80

Income before provision for income taxes	15,667	14,340
Provision for income taxes	2,987	2,241

Net income	$12,680	$12,099

Cumulative translation adjustment	(2,343)	1,612

Comprehensive income	$10,337	$13,711

Net income allocated to participating securities	$—	$(3,135)
Net income available for common stockholders	$12,680	$8,964

Net income per share of common stock:
Basic (common)	$0.28	$0.30
Diluted (common)	$0.27	$0.27
Shares used in calculation of net income per share of common stock:
Basic (common)	44,812	30,197
Diluted (common)	47,646	33,957

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$12,680	$12,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,617	2,211
Bad debt provision/(recovery)	161	(374)
Deferred taxes	268	(23)
Excess tax benefit on stock-based compensation plans	(1,529)	(160)
Stock-based compensation	2,576	1,550
Non-cash stock charge	—	640
Other	586	(657)
Change in operating assets and liabilities:
Accounts receivable	1,664	6,368
Unbilled revenues	(18,597)	(17,151)
Prepaid expenses and other assets	(103)	(714)
Accounts payable	3,009	1,394
Accrued expenses	(12,094)	(12,057)
Deferred revenue	(1,923)	(1,625)
Due to employees	3,191	5,767
Taxes payable	(5,244)	(2,013)

Net cash used in operating activities	(11,738)	(4,745)

Cash flows from investing activities:
Purchases of property and equipment	(2,887)	(3,324)
Payment for construction of corporate facilities	(808)	(572)
Employee housing loans	(2,834)	—
Decrease in restricted cash, net (Note 3)	177	178
Increase in other long-term assets, net	(122)	(1)

Net cash used in investing activities	(6,474)	(3,719)

Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	—	31,171
Repurchase of common stock	—	(50)
Excess tax benefit on stock-based compensation plans	1,529	160
Proceeds related to stock options exercises	2,510	28

Net cash provided by financing activities	4,039	31,309

Effect of exchange rate changes on cash and cash equivalents	(1,133)	1,095

Net (decrease)/ increase in cash and cash equivalents	(15,306)	23,940
Cash and cash equivalents, beginning of period	118,112	88,796

Cash and cash equivalents, end of period	$102,806	$112,736

Summary of non-cash investing and financing transactions:

•	Total incurred but not paid costs related to stock issue were $0 in 2013 and $572 in 2012.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EPAM Systems, Inc. (the “Company” or “EPAM”) have been prepared in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2012. In the Company’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

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

Fair Value of Financial Instruments — The Company makes significant assumptions about fair values of its financial instruments. Where the fair values of financial assets and liabilities recorded in the consolidated balance sheet cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, options pricing models and other relevant valuation models. Inputs into these models are taken from observable market data whenever possible, but in instances where it is not feasible, a degree of judgment is required to establish fair values.

Cash and cash equivalents — are considered Level 1 measurements. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

Restricted cash and time deposits — are considered Level 2 measurements. Fair values of Level 2 measurements are determined by analyzing quoted prices for similar assets in an active market, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data. The carrying values of restricted cash and time deposits approximates their fair values.

Employee Housing Loans — The Company issues loans to its employees under the Employee Housing Program (“housing loans”). Housing loans are issued in U.S. Dollars with a 5 year term and carry an interest rate of 7.5%. The program was designed to be a retention mechanism for the Company’s employees in Belarus.

Although permitted by authoritative guidance, the Company didn’t elect a fair value option for these financial instruments. These housing loans are measured at fair value upon initial recognition and subsequently carried at amortized cost less allowance for loan losses. Any difference between the carrying value and the fair value of a loan upon initial recognition (“day-one” recognition) is charged to expense.

The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. Additionally, the Company assessed the probability of future defaults and associated cash flows impact. Also, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows, as described in the following paragraph. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the quarter ended March 31, 2013, approximated their fair values upon initial recognition.

Repayment of housing loans is primarily dependent on personal income of borrowers obtained through employment with the Company, which income is set in U.S. Dollars and is not closely correlated with common macroeconomic risks existing in Belarus, such as inflation, local currency devaluation and a decrease in the purchasing power of the borrowers’ income. Given a large demand for the program among the Company’s employees and its advantages as compared to alternative methods of financing available on the market, the Company expects the borrowers to fulfill their obligations and estimates the probability of voluntary termination of employment among the borrowers as de minimis. Additionally, housing loans are capped at $50 per loan and secured by real-estate financed through the program. The Company establishes a maximum loan-to-value ratio of 70% and expects a decrease in the ratio over the life of a housing loan due to on-going payments by employees.

Employee loans, other — are short-term non-interest bearing relocation loans and other employee loans. These loans are considered Level 3 measurements. The Company’s Level 3, unobservable inputs reflect its assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. Due to a short-term nature of employee loans, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

Employee Loans — Loans are initially recorded at their fair value, and subsequently measured at their amortized cost, less allowance for loans losses, if any. The Company intends to hold all employee loans till their maturity. Interest income is reported using the effective interest method. Where applicable, loan origination fees, net of direct origination costs, are deferred and recognized in interest income over the life of the loan.

Generally, loans are placed on nonaccrual status at 90 days past due. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

Allowance for Loan Losses — The allowance for loan losses is established when losses are deemed to have occurred through a provision for loan losses charged to income and represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated fair value of collateral securing the loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, amounts of allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. In its review, the Company evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

The general allowance covers loans for which no individual impairment has been identified. Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

Write-offs of unrecoverable loans are charged against the allowance when management believes the uncollectability of a loan balance and any interest due thereon is confirmed. Subsequent recoveries, if any, are credited to the provision for bad debts.

Off-balance sheet financial instruments — include credit instruments, such as commitments to make employee loans and related guarantees, standby letters of credit and guarantee issued under customer contracts. The face amount for these items represents the exposure to loss, before considering available collateral or the borrower’s ability to repay. Such financial instruments are recorded when they are funded. Loss contingencies arising from off-balance sheet credit exposures are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe there are such matters that will have a material effect on the consolidated financial statements.

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

2. GOODWILL

Changes in goodwill for the three months ended March 31, 2013 are as follows:

	North America	EU	Russia	Other	Total
Balance as of January 1, 2013
Goodwill	$16,643	$2,864	$3,191	$1,697	$24,395
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	16,643	2,864	3,191	—	22,698

Effect of net foreign currency exchange rate changes	(62)	—	(61)	—	(123)

Balance as of March 31, 2013
Goodwill	16,581	2,864	3,130	1,697	24,272
Accumulated impairment losses	—	—	—	(1,697)	(1,697)

	$16,581	$2,864	$3,130	—	$22,575

3. RESTRICTED CASH AND TIME DEPOSITS

Restricted cash and time deposits consist of the following:

	March 31, 2013	December 31, 2012
Time deposits	$1,562	$1,006
Short-term security deposits under client contracts	24	660
Long-term deposits under employee loan programs	356	360
Long-term deposits under operating leases	—	107

Total	$1,942	$2,133

Included in time deposits as of March 31, 2013, was a bank deposit of $551, which earned an interest rate of 2.1%. The deposit matures in April 9, 2013. Also included in time deposits as of March 31, 2013 and December 31, 2012, was a deposit of $1,003 and $1,006, respectively, which earned an interest rate of 2.95%. The deposit matures on September 27, 2013. The Company doesn’t intend to withdraw the deposits prior to their maturity.

At March 31, 2013 and December 31, 2012 short-term security deposits under client contracts included fixed amounts placed in respect of bank guarantees intended to secure appropriate performance under respective contracts. The Company estimates the probability of non-performance under the contracts as remote, therefore, no provision for losses has been created in respect of these amounts as of these dates.

Also included in restricted cash as of March 31, 2013 and December 31, 2012 were deposits of $356 and $360, respectively, placed in connection with certain employee loan programs (See Note 9).

4. EMPLOYEE LOANS AND ALLOWANCE FOR LOANS LOSSES

In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program (“the Housing Program”), which assists employees in purchasing housing in Belarus. As part of the Housing Program, the Company will extend financing to employees up to an aggregate amount of $10,000. The loans are issued in U.S. Dollars with a 5 year term and carry an interest rate of 7.5%. The Housing Program was designed to be a retention mechanism for the Company’s employees in Belarus and is available to full-time employees who have been with the Company for at least three years.

Additionally, the Company issues relocation loans in connection with the intra-company transfers, as well as certain other individual loans.

At March 31, 2013, and December 31, 2012, categories of employee loans included in the loans portfolio were as follows:

	March 31, 2013	December 31, 2012
Housing loans	$2,834	$—
Relocation and other loans	416	429

Total employee loans	3,250	429
Less:
Allowance for loan losses	—	—

Total loans, net of allowance for loan losses	$3,250	$429

There were no loans issued to principal officers, directors, and their affiliates during the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, there were no past due or non-accrual employee loans.

As of March 31, 2013 and December 31, 2012, the Company determined no allowance for loan losses was required regarding its employee loans and there were no movements in provision for loan losses during the three months ended March 31, 2013 and 2012.

On a quarterly basis, the Company reviews the aging of its loan portfolio to evaluate information about the ability of employees to service their debt, including historical payment experience, reasons for payment delays and shortfalls, if any, probability of collecting scheduled principal and interest payments based on the knowledge of individual borrowers, among other factors.

5. LONG-TERM DEBT

Revolving Line of Credit — On January 15, 2013, the Company entered into a revolving loan agreement (the “2013 Credit Facility”) with PNC Bank, National Association (the “Bank”). Under the agreement, the Company’s maximum borrowing capacity was set at $40,000. The 2013 Credit Facility matures on January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. As of March 31, 2013, the borrowing capacity of the Company under the 2013 Credit Facility was $40,000. The Company had no outstanding borrowing as of that date.

The 2013 Credit Facility is collaterized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights, equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries.

6. EMPLOYEE BENEFITS

The Company has established a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation by up to the statutory limit. Effective January 1, 2013, the Company provides discretionary matching contributions to the plan up to a maximum of 2% of the employee’s eligible compensation. Employer contributions charged to expense for the three months ended March 31, 2013 and 2012 were $72 and $0, respectively. The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

7. INCOME TAXES

The Company’s worldwide effective tax rate was 19.1% and 15.6% for the three months ended March 31, 2013 and 2012, respectively. The increase in the Company’s worldwide effective tax rate in the first quarter of 2013, as compared to the same period of 2012, was primarily due to a higher portion of the Company’s pre-tax profits attributable to its U.S. tax jurisdiction as a result of an acquisition completed in the second half of 2012; and (b) a relative shift in offshore services performed in Belarus, where the Company is currently entitled to a 100% exemption from Belarusian income tax, to Ukraine, and, to a lesser extent, Russia, both of which have higher income tax rates.

8. EARNINGS PER SHARE

Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. The Company’s Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred Stock, that had been outstanding and convertible into common stock until February 13, 2012 (the date of the Company’s initial public offering), were considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period and thus required the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among the Company’s common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.

No preferred stock was outstanding as of December 31, 2012, as a result of the Company’s initial public offering on February 13, 2012 when all convertible preferred stock was converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Numerator for common earnings per share:
Net income	$12,680	$12,099
Net income allocated to participating securities	—	(3,135)

Numerator for basic (common) earnings per share	12,680	8,964
Effect on income available from reallocation of options	—	265

Numerator for diluted (common) earnings per share	$12,680	$9,229

Denominator for basic (common) earnings per share:
Weighted average common shares outstanding	44,812	30,197
Effect of dilutive securities:
Stock options	2,834	3,760

Denominator for diluted (common) earnings per share	47,646	33,957

Earnings per share:
Basic (common)	$0.28	$0.30
Diluted (common)	$0.27	$0.27
Anti-dilutive options not included in the calculation	1,373	1,400

9. COMMITMENTS AND CONTINGENCIES

Employee Loan Program — Beginning in third quarter of 2006, the Company started to guarantee bank loans for certain of its key employees. Under the conditions of the guarantees, the Company is required to maintain a security deposit of 30% of the value of loans outstanding at each reporting date. While the program had been discontinued, total commitment of the Company under these guarantees remained at $413 as of March 31, 2013. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the three months ended March 31, 2013.

Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the second half of 2013. As of March 31, 2013, total outstanding commitment of the Company was $5,241.

Corporate Facilities — In June 2012, the Company entered into an agreement for the construction of corporate apartments located within the High Technology Park in Minsk, Belarus, which it intends to use for general business purposes. The construction is expected to be completed in 2013. As of March 31, 2013, total outstanding commitment of the Company was $303.

Employee Housing Program — As of March 31, 2013, the Company’s total outstanding commitment under the Housing Program was $3,340. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the three months ended March 31, 2013.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013	2012
Total segment revenues:
North America	$63,057	$42,863
Europe	46,153	39,861
Russia	12,353	9,477
Other	2,613	2,170

Total segment revenues	$124,176	$94,371

	Three Months Ended March 31,
	2013	2012
Segment operating profit:
North America	$14,181	$9,726
Europe	8,371	8,660
Russia	632	319
Other	84	201

Total segment operating profit	$23,268	$18,906

Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.

Reconciliation of segment revenues and operating profit to consolidated income from operations is presented below:

	Three Months Ended March 31,
	2013	2012
Total segment revenues	$124,176	$94,371
Unallocated revenue	22	12

Revenues	$124,198	$94,383

	Three Months Ended March 31,
	2013	2012
Total segment operating profit	$23,268	$18,906
Unallocated amounts:
Other revenues	22	12
Stock-based compensation expense	(2,576)	(1,550)
Stock charge	—	(640)
Non-corporate taxes	(820)	(725)
Professional fees	(1,350)	(429)
Depreciation and amortization	(715)	(157)
Bank charges	(332)	(249)
Other corporate expenses	(1,961)	(1,384)

Income from operations	15,536	13,784

Interest and other income, net	630	476
Foreign exchange (loss)/ gain	(499)	80

Income before provision for income taxes	$15,667	$14,340

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably amongst the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	As of March 31, 2013	As of December 31, 2012
Belarus	$39,252	$40,095
Ukraine	5,346	5,357
Russia	3,118	3,234
United States	2,942	2,048
Hungary	1,959	1,744
Other	648	657

Total	$53,265	$53,135

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location is as follows:

	Three Months Ended March 31,
	2013	2012
United States	$59,049	$46,039
United Kingdom	27,068	22,928
Russia	11,738	9,098
Switzerland	9,280	6,145
Canada	5,425	783
Germany	4,533	3,482
Kazakhstan	2,465	1,671
Sweden	1,255	1,455
Netherlands	787	790
Spain	632	345
Other locations	528	560
Reimbursable expenses and other revenues	1,438	1,087

Revenues	$124,198	$94,383

Service Offering Information

Information about the Company’s revenues by service offering is as follows:

	Three Months Ended March 31,
	2013	2012
Software development	$83,780	$62,883
Application testing services	24,153	18,868
Application maintenance and support	10,839	8,241
Infrastructure services	3,410	2,604
Licensing	578	700
Reimbursable expenses and other revenues	1,438	1,087

Revenues	$124,198	$94,383

11. STOCK-BASED COMPENSATION

The following costs related to the Company’s stock compensation plans are included in the unaudited consolidated statements of income:

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$779	$566
Sales, general and administrative	1,797	984

Total	$2,576	$1,550

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

2012 Long-Term Incentive Plan — On January 11, 2012 the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which will be used to issue equity grants to employees. As of March 31, 2013, 7,875,110 shares of common stock were reserved for issuance under the plan. This is in addition to 859,808 shares that remained available for issuance under the 2006 Plan as of March 31, 2013 and which are available for issuance under the 2012 Plan. In addition, up to 4,147,114 shares that are subject to outstanding awards as of March 31, 2013, under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise return to the 2006 Plan’s share reserve will be available for awards to be granted under the 2012 Plan.

As of March 31, 2013, a total of 8,734,918 shares remained available for issuance under the 2012 Plan.

2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The Company’s stock option plan permitted the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally had the authority to select individuals who were to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. In January 2012, the 2006 Plan was discontinued; however, a total of 859,808 shares remain available for issuance under the 2012 Plan as of March 31, 2013. All of the options issued pursuant to the 2006 Plan expire ten years from the date of grant.

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	6,296,709	$7.51	$66,682
Options granted	—	—	—
Options exercised	(776,230)	3.53	(15,292)
Options forfeited/cancelled	(8,625)	16.80	(55)

Options outstanding at March 31, 2013	5,511,854	$8.06	$83,615

Options vested and exercisable at March 31, 2013	3,265,517	$5.10	$59,204
Options expected to vest	2,084,127	$12.15	$23,092

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

As of March 31, 2013, total unrecognized compensation cost related to non-vested share-based compensation awards was $20,979. That cost is expected to be recognized over the next 2 years using the weighted average method.

Summary of restricted stock activity as of March 31, 2013, and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at January 1, 2013	659,872	$17.92
Restricted stock granted	5,257	19.16
Restricted stock vested	(2,941)	12.00

Unvested restricted stock outstanding at March 31, 2013	662,188	$17.95

12. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective application for all comparative periods presented. The Company adopted the ASU effective January 1, 2013. The adoption of this standard didn’t have any effect on the Company’s financial condition, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. New disclosure requirements are effective for fiscal periods beginning after December 15, 2012 and should be applied prospectively. The Company adopted the ASU effective January 1, 2013. The adoption of this standard didn’t have any effect on the Company’s financial condition, results of operations and cash flows because the only change in the AOCI was a result of the currency translation adjustments that didn’t have a tax impact.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company is currently evaluating the effect of the adoption of this pronouncement on its financial condition, results of operations and cash flows.

13. SUBSEQUENT EVENTS

On April 12, 2013, the Company issued 29,000 stock options under its 2012 Long-Term Incentive Plan with the grant-date fair value of $282.

On May 6, 2013, the Company issued 30,000 stock options under its 2012 Long-Term Incentive Plan with the grant-date fair value of $284.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2012 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and “Part II. Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

We have client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Russia, Switzerland and Kazakhstan. Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the Commonwealth of Independent States (the “CIS”). Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland are strategically located in centers of software engineering talent and educational excellence across Central and Eastern Europe (“CEE”) and the CIS. The majority of our employees are located in these delivery centers with compensation and benefits related to this pool of resources being the primary component of our operating expenses. Additionally, our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, such as computers and office space, enhance our productivity levels and enable us to better manage efficiency of our global operations by maintaining adequate resource utilization levels and implementing company-wide cost-management programs. As a result, we have managed to create a relatively homogeneous delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, thereby further strengthening our relationships with them.

Our focus on delivering quality to our clients is reflected by an average of 91.9% and 82.0% of our revenues in 2012 coming from clients that had used our services for at least one and two years, respectively.

Recent developments

On April 24, 2013, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933. Under the registration statement, we may offer and sell (i) common stock, (ii) preferred stock and (iii) debt securities, which may be senior debt securities or subordinated debt securities. The aggregate offering price of all securities sold by us under this registration statement will not exceed $50.0 million. In addition, our selling stockholders named in the registration statement may offer and sell up to 17,939,673 shares of common stock. We will not receive any proceeds from the sale of our common stock by the selling stockholders. The registration statement was declared effective on May 7, 2013.

Change in Presentation of Certain Financial Information

As part of our discussion and analysis, we analyze revenues by vertical. The composition and organization of our verticals is fluid and the structure changes regularly in response to overall growth, new business acquisitions and changes in reporting structure. Prior to the third quarter of 2012, certain individually insignificant customers pertaining to acquired operations were aggregated for the purposes of presenting revenue by vertical. Effective third quarter of 2012, we have individually reassigned these customers to corresponding verticals. We believe this change is preferable as it allows us to more effectively analyze our verticals by aligning presentation of existing and acquired customers using a standardized approach. These changes do not result in any adjustments to our previously issued financial statements and were applied retrospectively, as presented in the table below. Additionally, we have revised our disclosures to present Travel and Hospitality and Retail and Consumer verticals as a single Travel and Consumer vertical.

	Three Months Ended March 31, 2012
	As Previously Reported		After Reclassification
	(in thousands, except percentages)
Vertical
ISVs and Technology	$24,100	25.5%	$23,445	24.8%
Banking and Financial Services	22,567	23.9	22,305	23.6
Travel and Consumer	23,879	25.3	23,830	25.2
Business Information and Media	15,453	16.4	16,233	17.2
Other verticals	7,297	7.7	7,483	8.0
Reimbursable expenses and other revenues	1,087	1.2	1,087	1.2

Revenues	$94,383	100.0%	$94,383	100.0%

Summary of Results of Operations and Non-GAAP Financial Measures

The following tables present a summary of our results of operations for the first quarter of 2013 and 2012:

	Three Months Ended March 31,		Increase
	2013	2012	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$124,198	$94,383	$29,815	31.6%
Income from operations	$15,536	$13,784	$1,752	12.7%
Net income	$12,680	$12,099	$581	4.8%

The key drivers of our consolidated results in the first quarter of 2013 as compared to the first quarter of 2012 were as follows:

•

Broad-based revenue growth from clients in most of our key verticals, and in particular within Banking and Financial Services, which grew $10.2 million, or 45.9%, and ISVs and Technology, which increased revenues by $8.8 million, or 37.5%, in first quarter 2013 as compared to the same period of 2012, respectively;

•

Continued penetration to the European market where we experienced revenue growth of $8.3 million, or 23.5%, in the first quarter of 2013 from $35.3 million revenues generated during the first quarter of 2012;

•

Strong revenue contribution from our top clients. Revenues attributable to our top ten clients during the three months ended March 31, 2013 increased by $6.7 million as compared to the same period of 2012 as we continued to leverage long-term relationships to generate repeat revenue and expand existing revenue streams;

•

Completion of a strategic acquisitions of Thoughtcorp, Inc. (“Thoughtcorp”) in May 2012 and Empathy Lab, LLC (“Empathy Lab”) in December 2012, which added $8.3 million in revenues during the first quarter of 2013;

•

$1.0 million of additional stock-based compensation related to our acquisitions, as compared to the first quarter of 2012, and $0.7 million of incremental public company costs incurred in the first quarter of 2013; and

•

Increase in our effective tax rate, which grew from 15.6% in the first quarter of 2012 to 19.1% in the first quarter of 2013 causing a $0.5 million decrease in net income for the three months ended March 31, 2013.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

In our quarterly earnings press releases and conference calls, we discuss the following key measures that are not calculated according to generally accepted accounting principles (“GAAP”):

•

Income from operations, as reported on our consolidated and condensed statements of income and comprehensive income, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”.

•	The second measure calculates non-GAAP income from operations as a percentage of reported revenues, which we refer to as “non-GAAP operating margin”.

We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We also believe these measures help investors compare our operating performance with our results in prior periods and compare our operating results with those of similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our condensed consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages)
GAAP income from operations	$15,536	$13,784
Stock-based compensation	2,576	1,550
One-time charges	—	584
Amortization of purchased intangible assets	699	140
Acquisition-related costs	38	80

Non-GAAP income from operations	$18,849	$16,138

GAAP Operating margin	12.5%	14.6%
Effect of the adjustments detailed above	2.7	2.5

Non-GAAP Operating margin	15.2%	17.1%

From time to time we acquire businesses and incur operating expenses which we would not otherwise have incurred. Such expenses include acquisition-related costs and amortization of acquired intangible assets. These costs are dependent on a number of factors and are generally inconsistent in amount and frequency, as well as significantly impacted by the timing and size of related acquisitions. Additionally, the size, complexity and volume of past acquisitions, which often drives the magnitude of acquisition-related costs, may not be indicative of the size, complexity and volume of future transactions. Amortization of purchased intangible assets is excluded from our non-GAAP measures to allow management to evaluate our operating results as if these assets have been developed internally rather than acquired in a business combination. We believe this approach provides a supplemental measure of performance in which the acquired intangible assets are treated in a manner comparable to the internally developed assets.

Expenses related to stock-based compensation are generally non-controllable due to the timing, size and nature of the awards granted, as well as other factors beyond our control, such as the price and volatility of our stock. Because of the difference in valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for a more accurate comparison of our operating results among the periods, as well as enhances comparability with operating results of peer companies.

We also exclude certain other expenses and one-time charges because we believe they are not indicative of what we consider to be organic, continuing operations. Such items include goodwill impairment write-offs, legal settlement expenses and certain other non-cash one-time charges.

See our “Results of Operations” section of this Management’s Discussion and Analysis for a more detailed discussion and analysis of these charges.

We have significant international operations, and we earn revenues and incur expenses in multiple currencies. When important to management’s analysis, operating results are compared in “constant currency terms”, a non-GAAP financial measure that excludes the effect of foreign currency exchange rate fluctuations. The effect of rate fluctuations is excluded by translating the current period’s revenues and expenses into U.S. dollars at the weighted average exchange rates of the prior period of comparison. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this report for a discussion of our exposure to exchange rates.

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

	Three Months Ended March 31,		Increase
	2013	2012	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$124,198	$94,383	$29,815	31.6%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	77,937	60,175	17,762	29.5
Selling, general and administrative expenses(2)	27,083	17,627	9,456	53.6
Depreciation and amortization expense	3,617	2,211	1,406	63.6
Other operating expenses, net	25	586	(561)	(95.7)

Income from operations	15,536	13,784	1,752	12.7
Interest and other income, net	630	476	154	32.4
Foreign exchange (loss)/ gain	(499)	80	(579)	(723.8)

Income before provision for income taxes	15,667	14,340	1,327	9.3
Provision for income taxes	2,987	2,241	746	33.3

Net income	$12,680	$12,099	$581	4.8

(1)	Included $779 and $566 of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively;
(2)	Included $1,797 and $984 of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively.

First Quarter of 2013 Compared to First Quarter 2012

Revenues

Revenues were $124.2 million in the first quarter of 2013, representing an increase of 31.6% from $94.4 million in the first quarter of 2012. The increase was attributable to a deeper penetration to existing customers and a $19.3 million increase in revenues from new customers, including impact from 2012 acquisitions of $8.3 million.

Revenues in our North American and European geographies grew $17.7 million, or 37.7%, and $8.3 million, or 23.5%, respectively, representing 87.2% of the overall growth in total revenues, which can be attributable to strong revenue growth in our core verticals.

Growth in the North American geography during the first quarter of 2013 was primarily attributable to the performance of the ISVs and Technology vertical, which grew $9.5 million, or 47.9% over the same period of 2012. It was also our second strongest growing vertical in the quarter, accounting for a 29.5% increase in total revenues over the year-ago quarter on a consolidated basis. The growth in this vertical was due to a combination of factors, including $7.6 million, or 38.0% revenue growth in existing accounts, $3.4 million revenue growth from new customers and $1.4 million from acquisitions completed in 2012. These growth trends were partly offset with a lower growth rate in the Business Information and Media vertical, which grew $1.0 million, or 6.9%, over the year-ago quarter. This was primarily attributable to a $3.2 million, or 41.3%, decline in revenue from one of our largest customers, Thomson Reuters. Without the impact of declining revenues from this customer, Business Information and Media vertical grew $4.6 million, or 54.1%, in the first quarter of 2013 as compared to 2012, including the effect of acquisitions of $3.4 million.

Banking and Financial Services vertical remained our dominant vertical in Europe and Russia in the first quarter of 2013 and accounted for 83.1% and 31.4% of the total revenue growth in these geographies, respectively. During this period, Banking and Financial services increased $10.2 million, or 45.9%, compared to the same period of 2012 and continued to be our largest growing vertical. Strong performance of this vertical can be attributed to an increased demand for our services and ongoing relationship with existing customers located in Europe. In particular, 24.2% of the consolidated revenue growth in the first quarter of 2013 over a year-ago quarter, can be attributed to increased business from certain of our largest Banking and Financial Services customers located in the United Kingdom and Switzerland.

Revenues in the CIS region increased $3.5 million, or 31.4%, compared to the first quarter of 2012 which was almost entirely attributable to growth in existing accounts, as well as addition of a number of new customers within Travel and Consumer vertical in the fourth quarter of 2012.

Cost of Revenues (Exclusive of Depreciation and Amortization)

Cost of revenues (exclusive of depreciation and amortization) was $77.9 million in the first quarter of 2013, representing an increase of 29.5% from $60.2 million in the first quarter of 2012. The increase was primarily attributable to a net increase of 1,409 IT professionals from March 31, 2012 to March 31, 2013, to support the growth in demand for our services. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) decreased to 62.8% in the first quarter of 2013 from 63.8% in the first quarter of 2012. The decrease was primarily attributable to lower incentive compensation related to the first quarter of 2013 performance as compared to the year-ago quarter, partially offset by an increase in compensation and benefits of our IT professionals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.1 million in the first quarter of 2013, representing an increase of 53.6% from $17.6 million in the first quarter of 2012. As a percentage of revenues, selling, general and administrative expenses increased to 21.8% in the first quarter of 2013 from 18.7% in the first quarter of 2012. The growth was attributable to a combination of factors.

During the twelve months preceding March 31, 2013, our total headcount grew 20.7%, which, together with an increase in our clients’ need for onsite resources, caused higher overhead costs and recruitment and development expenses to support the growth of our business. Increased headcount was also the primary reason behind the growth of our facility costs, which increased $1.4 million, or 37.7%, in the first quarter of 2013, as compared to the year-ago quarter.

Additionally, we incurred $0.7 million of incremental public company costs during the first quarter of 2013 and our stock-based compensation expense increased $0.8 million, or 0.4% as a percentage of revenues, primarily as a result of two acquisitions completed in 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.6 million in the first quarter of 2013, representing an increase of $1.4 million from $2.2 million in the first quarter of 2012. The increase was attributable to additional capital expenditures to support headcount growth, as well as amortization of purchased intangible assets acquired in 2012, which resulted in $0.6 million of additional expense during this period. As a percentage of revenues, depreciation and amortization expense was 2.9% and 2.3% in the first quarter of 2013 and 2012, respectively.

Other Operating expenses, net

Other operating expenses were $0.6 million in the first quarter of 2012 due to the issuance of 53,336 shares of common stock to Instant Information Inc., a 2010 asset acquisition, upon the completion of our initial public offering.

Interest and Other Income, Net

Net interest and other income was $0.6 million in the first quarter of 2013, representing an increase of 32.4% from $0.5 million in the first quarter of 2012. The increase was primarily driven by interest paid on cash accounts in Belarus.

Provision for Income Taxes

Our worldwide effective tax rate was 19.1% and 15.6% for the three months ended March 31, 2013 and 2012, respectively. The increase in the worldwide effective tax rate in the first quarter of 2013, as compared to the same period of 2012, was primarily due to (a) a higher portion of pre-tax profits attributable to our U.S. tax jurisdiction as a result of an acquisition completed in the second half of 2012; and (b) a relative shift in offshore services performed in Belarus, where we are currently entitled to a 100% exemption from Belarusian income tax, to Ukraine, and, to a lesser extent, Russia, both of which have higher income tax rates.

Results by Business Segment

Our operations consist of four reportable segments: North America, Europe, Russia and Other. The segments represent components of EPAM for which separate financial information is available that is used on a regular basis by our chief executive officer, who is also our chief operating decision maker, in determining how to allocate resources and evaluate performance. We use globally integrated support organizations to realize economies of scale and efficient use of resources. As a result, a majority of our expenses is shared by all segments. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount.

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

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Total segment revenues:
North America	$63,057	$42,863
Europe	46,153	39,861
Russia	12,353	9,477
Other	2,613	2,170

Total segment revenues	$124,176	$94,371

Segment operating profit:
North America	$14,181	$9,726
Europe	8,371	8,660
Russia	632	319
Other	84	201

Total segment operating profit	$23,268	$18,906

North America Segment

Our North America segment accounted for 50.8% and 45.5% of total segment revenues during the first quarters of 2013 and 2012, respectively. North America revenues increased by $20.2 million, or 47.1%, from $42.9 million in the first quarter of 2012 to $63.1 million in the first quarter of 2013. The increase in revenues was primarily driven by continued expansion of existing client relationships, as well as revenues contributed by new clients. Additionally, two acquisitions completed in 2012 contributed approximately $8.4 million, or 41.4%, to the overall segment growth during this period. Within the segment, revenue from our ISVs and Technologies vertical increased by approximately $9.5 million or 51.2%, as compared to the first quarter of 2012, representing 47.3% of the overall segment growth.

Segment operating profit increased by $4.5 million, or 45.8%, from $9.7 million in the first quarter of 2012 to $14.2 million in the first quarter of 2013. The increase in the segment’s operating profit was primarily due to increased revenues, partially offset by an increase in compensation and benefits of our IT professionals primarily as a result of added headcount to support our revenue growth and continued demand for onsite resources. As a percentage of revenues, the segment’s operating profit remained relatively flat at 22.5% in the first quarter of 2013 compared to 22.7% in the year-ago quarter.

Europe Segment

Our Europe segment accounted for 37.2% and 42.2% of total segment revenues in the first quarters of 2013 and 2012, respectively. Europe continues to be a rapidly growing segment in our portfolio, given our nearshore delivery capabilities, and our value proposition in delivering quality software engineering solutions and services is continuing to gain considerable traction with European-based clients. As a result, revenue increased $6.3 million, or 15.8%, from $39.9 million during the first quarter of 2012 to $46.2 million during the first quarter of 2013. Within the segment, growth was the strongest in our Banking and Financial Services vertical with revenues increasing by approximately $7.5 million, or 52.8%, in the first quarter of 2013 as compared to the same period of 2012.

Segment operating profit decreased by $0.3 million, or 3.3%, from $8.7 million during the first quarter of 2012 to $8.4 million during same period of 2013. The decrease was due to an increase in compensation expense relative to service revenues in the three months ended March 31, 2013 as compared to the same period in 2012.

Russia Segment

Our Russia segment comprised 9.9% of total segment revenues in the first quarter of 2013, compared to 10.0% during the same period of 2012 with revenues increasing by $2.9 million, or 30.3%, from $9.5 million in the first quarter of 2012 to $12.4 million in the first quarter of 2013. Within the segment, revenues from Banking and Financial Services and Travel and Consumer verticals increased by $1.1 million and $0.9 million, respectively, representing a combined growth of 71.7% of the overall segment growth in the period.

Segment operating profit increased by $0.3 million, or 98.1%, from $0.3 million in the first quarter of 2012 to $0.6 million in the same period of 2013. The increase in Russia’s operating profit was a result of our continuous effort to improve profitability of our client portfolio in the region.

Other Segment

Revenues from Other segment comprised 2.1% of total segment revenues, compared to 2.3% in the first quarter of 2012 with the majority of revenues derived from clients located in Kazakhstan. Other segment revenues increased by $0.4 million, or 20.4%, from $2.2 million in the first quarter of 2012 to $2.6 million in the same period of 2013.

Segment operating profit decreased by $0.1 million, or 58.2% to $0.1 million in the first quarter of 2013, as compared to the same period of 2012.

Liquidity and Capital Resources

Capital Resources

At March 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $102.8 million and $40.0 million of available borrowings under our revolving line of credit. As of that date, we had cash and cash equivalents of $102.8 million, of which $97.7 million was held outside the United States, including $63.3 million held in U.S. dollar denominated accounts in Belarus, which accrued interest at an average interest rate of 4.8% during the first quarter of 2013.

We have a revolving line of credit with PNC Bank, National Association (the “Bank”). Effective January 15, 2013, we entered into a new agreement with the Bank (the “2013 Credit Facility”) which increased our borrowing capacity under the revolving line of credit from $30.0 million to $40.0 million and extended maturity of the new facility to January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. The 2013 Credit Facility is secured by all of our domestic tangible and intangible assets, as well as by 100% of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. The line of credit also contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. At March 31, 2013, we had no borrowings outstanding under the line of credit.

The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $97.7 million would be subject to foreign withholding taxes, of which $92.9 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing.

To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(11,738)	$(4,745)
Net cash used in investing activities	(6,474)	(3,719)
Net cash provided by financing activities	4,039	31,309
Effect of exchange-rate changes on cash and cash equivalents	(1,133)	1,095

Net (decrease)/ increase in cash and cash equivalents	$(15,306)	$23,940

Cash and cash equivalents, beginning of period	118,112	88,796

Cash and cash equivalents, end of period	$102,806	$112,736

Operating Activities

Net cash used in operations increased by $7.0 million to $11.7 million cash used in operations during the first quarter of 2013 from $4.7 million net cash used in operations during the first quarter of 2012. Increase in net income of $4.4 million before accounting for non-cash items in the first quarter of 2013 was more than offset by an increase in net trade and unbilled accounts receivable of $6.2 million. The build-up of unbilled balances in the first quarter of 2013 as compared to 2012 was attributable to an overall growth in revenues, and in particular, higher ratio of fixed-price projects combined with budgetary delays and a slowdown in billing in our CIS and European operations typical for the first quarter.

Additionally, growth in revenues subject to value added tax (“VAT”) in certain jurisdictions, and in particular, in the UK, Russia and Germany, led to higher VAT payments in the first quarter of 2013, as compared to 2012, which was the primary driver behind the $3.2 million increase in tax payments during the period.

Investing Activities

Net cash used in investing activities during the first quarter of 2013 increased by $2.8 million to $6.5 million cash used in the first quarter of 2013 compared to $3.7 million of net cash used in investing activities during the same period of 2012. The increase was primarily attributable to a $2.8 million decrease in cash related to the issuance of employee loans under the Employee Housing Program. Our capital expenditures decreased by $0.4 million to $2.9 million in the first quarter of 2013, which was partially offset with a $0.2 million increase in construction costs related to our corporate facilities in Belarus.

Financing Activities

Net cash provided by financing activities during the first quarter of 2013 decreased by $27.3 million to $4.0 million as compared to $31.3 million provided by financing activities in the same period of 2012. This was primarily due to $31.2 million received in connection with initial public offering of common stock in the first quarter of 2012 that didn’t recur in 2013, partially offset with an $3.9 million increase in proceeds received by us during the first quarter of 2013 as a result of stock option exercises and associated tax benefits.

Contractual Obligations and Future Capital Requirements

Contractual Obligations

Set forth below is information concerning our fixed and determinable contractual obligations as of March 31, 2013.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$32,586	$13,307	$13,209	$4,359	$1,711
Other long-term obligations (1)(2)	5,544	5,544	—	—	—
Employee Housing Program (3)	3,340	3,340	—	—	—

	$41,470	$22,191	$13,209	$4,359	$1,711

(1)	On December 7, 2011, we entered into an agreement with IDEAB Project Eesti AS for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the second half of 2013. As of March 31 2013, our total outstanding commitment was $5.2 million.
(2)	In June 2012, we entered into an agreement for construction of corporate apartments located within the High Technology Park in Minsk, Belarus, which we intend to use for general business purposes. The construction is expected to be completed in 2013. As of March 31, 2013, our total outstanding commitment was $0.3 million.
(3)	In the third quarter of 2012, our Board of Directors approved the Employee Housing Program, which assists employees in purchasing housing in Belarus. As part of the program, we will extend financing to employees up to an aggregate amount of $10.0 million.

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

Off-Balance Sheet Commitments and Arrangements

We do not have any obligations under guarantee contracts or other contractual arrangements within the scope of FASB ASC paragraph 460-10-15-4 (Guarantees Topic) other than as disclosed in Note 9 of our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements”; nor do we have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to material off-balance sheet risks.

Recent Accounting Pronouncements

See Note 12 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for additional information.

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

Concentration of Credit and Other Credit Risks

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of employee loans, cash and cash equivalents, trade accounts receivable and unbilled revenues.

At March 31, 2013, we had $3.3 million, or 0.9%, of our total assets, of loans issued to employees. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained through their employment with EPAM and may be adversely affected by changes in macroeconomic situation, such as higher unemployment levels, currency devaluation and inflation. Additionally, continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.

We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. As of March 31, 2013, $85.7 million of total cash was held in CIS countries, with $67.5 million of that in

Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS, which could materially adversely affect our business and financial condition.

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. During the three months ended March 31, 2013 and 2012, our top five clients accounted for 29.4% and 34.5% of our total revenues, respectively; our top 10 clients accounted for 42.0% and 48.2% of total revenues in the same periods, respectively. There were no individual customers which accounted for over 10% of our total revenues during the periods indicated.

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

We also do not believe that employee loans issued by us under the Employee Housing Program expose us to significant interest rate risks. These loans are designed to be a retention mechanism for our employees in Belarus and are financed with available funds of our Belarusian subsidiary.

We have not been exposed to material risks due to changes in market interest rates. However, our future interest expense may increase and interest income may fall due to changes in market interest rates.

Foreign Exchange Risk

Our unaudited condensed consolidated financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Canada, Europe, the CIS and CEE regions and generate a significant portion of our revenues in certain non-U.S. dollar currencies, principally, euros, British pounds and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro and/or the British pound appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the quarter ended March 31, 2013, a 1.0% appreciation / (depreciation) of the euro against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.1 million in net income, and 1.0% appreciation / (depreciation) of the British pound against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.1 million in net income.

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

Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange loss of $0.5 million and $0.1 million of net gain during the quarters ended March 31, 2013 and 2012, respectively, which are included in the consolidated statements of income and comprehensive income.

Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from local currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies.

During the three months ended March 31, 2013 and 2012, we recorded $2.3 million of translation loss and $1.6 million of translation gain within our consolidated accumulated other comprehensive income, respectively. Additionally, we recorded $0.1 million of translation gain in the first quarter of 2012 within our consolidated statements of income and comprehensive income.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in Part I. Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 other than the following:

Our employee loans expose us to lending risks

At March 31, 2013, we had $3.3 million, or 0.9%, of our total assets, of loans issued to employees. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained through their employment with EPAM and may be adversely affected by changes in macroeconomic situation, such as higher unemployment levels, foreign currency devaluation and inflation. Additionally, continuing financial stability of the borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

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

Date: May 10, 2013

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
	Name:	Arkadiy Dobkin
	Title:	Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Ilya Cantor
	Name:	Ilya Cantor
	Title:	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)