Form 10-Q
period 2013-06-30
EPAM Systems, Inc.
filed 2013-08-14
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
267-759-9000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of August 5, 2013
Common Stock, par value $0.001 per share	46,091,444 shares

EPAM SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2013	As of December 31, 2012
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$107,475	$118,112
Accounts receivable, net of allowance of $2,434 and $2,203, respectively	82,817	78,906
Unbilled revenues	57,680	33,414
Prepaid and other current assets	17,167	11,835
Employee loans, net of allowance of $0 and $0, respectively, current	1,417	429
Time deposits	977	1,006
Restricted cash, current	60	660
Deferred tax assets, current	5,876	6,593
Total current assets	273,469	250,955
Property and equipment, net	55,400	53,135
Restricted cash, long-term	353	467
Employee loans, net of allowance of $0 and $0, respectively, long-term	3,408	-
Intangible assets, net	15,115	16,834
Goodwill	22,304	22,698
Deferred tax assets, long-term	3,530	6,093
Other long-term assets	938	632
Total assets	$374,517	$350,814

Liabilities
Current liabilities
Accounts payable	$8,376	$6,095
Accrued expenses and other liabilities	7,017	19,814
Deferred revenue, current	4,041	6,369
Due to employees	13,744	12,026
Taxes payable	13,619	14,557
Deferred tax liabilities, current	543	491
Total current liabilities	47,340	59,352
Deferred revenue, long-term	312	1,263
Taxes payable, long-term	1,228	1,228
Deferred tax liabilities, long-term	404	2,691
Total liabilities	49,284	64,534
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $.001 par value; 160,000,000 authorized; 46,914,858 and 45,398,523 shares issued, 45,958,829 and 44,442,494 shares outstanding at June 30, 2013 and December 31, 2012, respectively	46	44
Additional paid-in capital	182,503	166,962
Retained earnings	155,790	128,992
Treasury stock	(8,697)	(8,697)
Accumulated other comprehensive loss	(4,409)	(1,021)
Total stockholders' equity	325,233	286,280
Total liabilities and stockholders' equity	$374,517	$350,814

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Revenues	$133,184	$103,800	$257,382	$198,183
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	83,547	63,803	161,484	123,978
Selling, general and administrative expenses	28,541	20,711	55,624	38,338
Depreciation and amortization expense	3,854	2,423	7,471	4,634
Other operating (income)/ expenses, net	(293)	33	(268)	619
Income from operations	17,535	16,830	33,071	30,614
Interest and other income, net	769	460	1,399	936
Foreign exchange loss	(869)	(1,394)	(1,368)	(1,314)
Income before provision for income taxes	17,435	15,896	33,102	30,236
Provision for income taxes	3,317	2,575	6,304	4,816
Net Income	$14,118	$13,321	$26,798	$25,420
Cumulative translation adjustment	(1,045)	(2,464)	(3,388)	(852)
Comprehensive income	$13,073	$10,857	$23,410	$24,568

Net income/ (loss) allocated to participating securities	-	-	-	$(3,176)
Net income available for common stockholders	$14,118	$13,321	$26,798	$22,244

Net income per share of common stock:
Basic (common)	$0.31	$0.31	$0.59	$0.60
Diluted (common)	$0.29	$0.29	$0.56	$0.55
Shares used in calculation of net income per share of common stock:
Basic (common)	45,486	42,475	45,151	36,987
Diluted (common)	47,977	46,382	47,813	40,820

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$26,798	$25,420
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortization	7,471	4,634
Bad debt provision/ (recovery)	803	(7)
Deferred taxes	530	39
Excess tax benefit on stock-based compensation plans	(3,250)	(301)
Stock-based compensation	6,426	3,323
Non-cash stock charge	-	640
Other	1,139	(140)
Increase/ (decrease) in operating assets and liabilities:
Accounts receivable	(6,563)	(6,803)
Unbilled revenues	(24,695)	(12,241)
Prepaid expenses and other assets	981	955
Accounts payable	2,630	349
Accrued expenses	(12,695)	(14,516)
Deferred revenue	(3,059)	(2,482)
Due to employees	1,881	4,982
Taxes payable	(2,177)	(2,223)
Net cash (used in)/ provided by operating activities	(3,780)	1,629
Cash flows from investing activities:
Purchases of property and equipment	(8,998)	(6,410)
Payment for construction of corporate facilities	(1,006)	(3,232)
Employee housing loans	(5,172)	-
Proceeds from repayments of employee housing loans	821	-
Decrease in restricted cash, net	709	144
Increase in other long-term assets, net	(320)	(50)
Acquisitions of businesses, net of cash acquired	(20)	(6,990)
Net cash used in investing activities	(13,986)	(16,538)
Cash flows from financing activities:
Net proceeds from issuance of common stock in initial public offering	-	32,364
Costs related to stock issue	-	(1,766)
Repurchase of common stock	-	(50)
Excess tax benefit on stock-based compensation plans	3,250	301
Proceeds related to stock options exercises	5,353	248
Net cash provided by financing activities	8,603	31,097
Effect of exchange rate changes on cash and cash equivalents	(1,474)	(54)
Net (decrease)/ increase in cash and cash equivalents	(10,637)	16,134
Cash and cash equivalents, beginning of period	118,112	88,796
Cash and cash equivalents, end of period	$107,475	$104,930

Summary of non-cash investing and financing transactions:

•	Total incurred but not paid costs related to acquisition of Thoughtcorp, Inc. were $0 and $234 for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(US DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EPAM Systems, Inc. (the "Company" or "EPAM") have been prepared in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) for the year ended December 31, 2012. In the Company's opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. The Company reclassified certain prior period amounts to conform to the current period presentation.  Such reclassifications had no effect on the Company's results of operations or total stockholders' equity.

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

Fair Value of Financial Instruments – The Company makes significant assumptions about fair values of its financial instruments. Where the fair values of financial assets and liabilities recorded in the consolidated balance sheet cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, options pricing models and other relevant valuation models. Inputs into these models are taken from observable market data whenever possible, but in instances where it is not feasible, a degree of judgment is required to establish fair values.

Cash and cash equivalents - are considered Level 1 measurements. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

Restricted cash and time deposits - are considered Level 2 measurements. Fair values of Level 2 measurements are determined by analyzing quoted prices for similar assets in an active market, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data. The carrying values of restricted cash and time deposits approximate their fair values.

Employee Housing Loans - The Company issues loans to its employees under the Employee Housing Program ("housing loans"). Housing loans are issued in U.S. Dollars with a 5 year term and carry an interest rate of 7.5%. The program was designed to be a retention mechanism for the Company's employees in Belarus.

Although permitted by authoritative guidance, the Company didn't elect a fair value option for these financial instruments. These housing loans are measured at fair value upon initial recognition and subsequently carried at amortized cost less allowance for loan losses. Any difference between the carrying value and the fair value of a loan upon initial recognition ("day-one" recognition) is charged to expense.

The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the "Income Approach"). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles ("BYR") and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. Additionally, the Company assessed the probability of future defaults and associated cash flows impact. Also, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a "risk-free rate") and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans' cash flows, as described in the following paragraph. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the six months ended June 30, 2013, approximated their fair values upon initial recognition.  The Company also estimated the fair values of the housing loans that were outstanding as of June 30, 2013 using the inputs noted above and determined their fair values approximated the carrying values as of that date.

Repayment of housing loans is primarily dependent on personal income of borrowers obtained through employment with the Company, which income is set in U.S. Dollars and is not closely correlated with common macroeconomic risks existing in Belarus, such as inflation, local currency devaluation and a decrease in the purchasing power of the borrowers' income. Given a large demand for the program among the Company's employees and its advantages as compared to alternative methods of financing available on the market, the Company expects the borrowers to fulfill their obligations and estimates the probability of voluntary termination of employment among the borrowers as de minimis. Additionally, housing loans are capped at $50 per loan and secured by real-estate financed through the program. The Company establishes a maximum loan-to-value ratio of 70% and expects a decrease in the ratio over the life of a housing loan due to on-going payments by employees.

Employee loans, other - are short-term non-interest bearing relocation loans and other employee loans. These loans are considered Level 3 measurements. The Company's Level 3, unobservable inputs reflect its assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. Due to a short-term nature of employee loans, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

Employee Loans – Loans are initially recorded at their fair value, and subsequently measured at their amortized cost, less allowance for loans losses, if any. The Company intends to hold all employee loans until their maturity. Interest income is reported using the effective interest method. Where applicable, loan origination fees, net of direct origination costs, are deferred and recognized in interest income over the life of the loan.

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

Allowance for Loan Losses – The allowance for loan losses is established when losses are deemed to have occurred through a provision for loan losses charged to income and represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated fair value of collateral securing the loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, amounts of allowances are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. In its review, the Company evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

The general allowance covers loans for which no individual impairment has been identified. Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group's historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

Write-offs of unrecoverable loans are charged against the allowance when management believes the uncollectability of a loan balance and any interest due thereon is confirmed. Subsequent recoveries, if any, are credited to the provision for bad debts.

Off-balance sheet financial instruments - include credit instruments, such as commitments to make employee loans and related guarantees, standby letters of credit and guarantees issued under customer contracts. The face amount for these items represents the exposure to loss, before considering available collateral or the borrower's ability to repay. Such financial instruments are recorded when they are funded. Loss contingencies arising from off-balance sheet credit exposures are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe there are such matters that will have a material effect on the consolidated financial statements.

Emerging growth company status — In April 2012, several weeks after EPAM's initial public offering in February 2012, President Obama signed into law the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The JOBS Act contains provisions that relax certain requirements for "emerging growth companies" that otherwise apply to larger public companies. For as long as a company retains emerging growth company status, which may be until the fiscal year-end after the fifth anniversary of its initial public offering, it will not be required to (1) provide an auditor's attestation report on its management's assessment of the effectiveness of its internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new or revised financial accounting standard applicable to public companies until such standard is also applicable to private companies, (3) comply with certain new requirements adopted by the Public Company Accounting Oversight Board, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on matters relating to executive compensation.

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

2.	ACQUISITIONS

On December 18, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Empathy Lab, LLC ("Empathy Lab"), a U.S.-based digital strategy and multi-channel experience design firm. The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with generally accepted accounting principles. As of June 30, 2013, the Company finalized the fair values of the assets acquired and liabilities assumed as of the date of acquisition.  As a result, total consideration transferred was set at $27,172.  There were no material adjustments to the purchase price allocation previously reported.

3.	GOODWILL

Changes in goodwill for the six months ended June 30, 2013 are as follows:

	North America	EU	Russia	Other	Total
Balance as of January 1, 2013
Goodwill	$16,643	$2,864	$3,191	$1,697	$24,395
Accumulated impairment losses	-	-	-	(1,697)	(1,697)
	16,643	2,864	3,191	-	22,698
Effect of net foreign currency exchange rate changes	(159)	-	(235)	-	(394)
Balance as of June 30, 2013
Goodwill	16,484	2,864	2,956	1,697	24,001
Accumulated impairment losses	-	-	-	(1,697)	(1,697)
	$16,484	$2,864	$2,956	$-	$22,304

4.	RESTRICTED CASH AND TIME DEPOSITS

Restricted cash and time deposits consist of the following:

	As of June 30, 2013	As of December 31, 2012
Time deposits	$977	$1,006
Short-term security deposits under client contracts	60	660
Long-term deposits under employee loan programs	353	360
Long-term deposits under operating leases	-	107
Total	$1,390	$2,133

Included in time deposits as of June 30, 2013 and December 31, 2012, was a deposit of $977 and $1,006, respectively, which earned an interest rate of 2.95%. The deposit matures on September 27, 2013. The Company doesn't intend to withdraw the deposit prior to its maturity.

At June 30, 2013 and December 31, 2012, short-term security deposits under client contracts included fixed amounts placed in respect of bank guarantees intended to secure appropriate performance under respective contracts. The Company estimates the probability of non-performance under the contracts as remote, therefore, no provision for losses has been created in respect of these amounts as of these dates.

Also included in restricted cash as of June 30, 2013 and December 31, 2012, were deposits of $353 and $360, respectively, placed in connection with certain employee loan programs (See Note 10).

5.	EMPLOYEE LOANS AND ALLOWANCE FOR LOANS LOSSES

In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program ("the Housing Program"), which assists employees in purchasing housing in Belarus. The Housing Program was designed to be a retention mechanism for the Company's employees in Belarus and is available to full-time employees who have been with the Company for at least three years. As part of the Housing Program, the Company will extend financing to employees up to an aggregate amount of $10,000. Loans issued by the Company under the Housing Program during the six months ended June 30, 2013, were denominated in U.S. Dollars with a 5 year term and carried an interest rate of 7.5%.

Additionally, the Company issues relocation loans in connection with the intra-company transfers, as well as certain other individual loans.

At June 30, 2013, and December 31, 2012, categories of employee loans included in the loans portfolio were as follows:

	As of June 30, 2013	As of December 31, 2012
Housing loans	$4,440	$-
Relocation and other loans	385	429
Total employee loans	4,825	429
Less:
Allowance for loan losses	-	-
Total loans, net of allowance for loan losses	$4,825	$429

There were no loans issued to principal officers, directors, and their affiliates during the six months ended June 30, 2013 and 2012.

On a quarterly basis, the Company reviews the aging of its loan portfolio to evaluate information about the ability of employees to service their debt, including historical payment experience, reasons for payment delays and shortfalls, if any, probability of collecting scheduled principal and interest payments based on the knowledge of individual borrowers, among other factors.

As of June 30, 2013 and December 31, 2012, there were no past due or non-accrual employee loans.

As of June 30, 2013 and December 31, 2012, the Company determined no allowance for loan losses was required regarding its employee loans and there were no movements in provision for loan losses during the three and six months ended June 30, 2013 and 2012.

6.	LONG-TERM DEBT

Revolving Line of Credit — On January 15, 2013, the Company entered into a revolving loan agreement (the "2013 Credit Facility") with PNC Bank, National Association (the "Bank"). Under the agreement, the Company's maximum borrowing capacity was set at $40,000. The 2013 Credit Facility matures on January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. As of June 30, 2013, the borrowing capacity of the Company under the 2013 Credit Facility was $40,000. The Company had no outstanding borrowing as of that date.

The 2013 Credit Facility is collaterized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights, equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65% of the outstanding shares of capital stock and other equity interests in certain of the Company's foreign subsidiaries.

7.	EMPLOYEE BENEFITS

The Company has established a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company's U.S. employees. Under this plan, employees may elect to defer their current compensation by up to the statutory limit. Effective January 1, 2013, the Company provides discretionary matching contributions to the plan up to a maximum of 2% of the employee's eligible compensation. Employer contributions charged to expense for the three and six months ended June 30, 2013 were $102 and $174, respectively. The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

8.	INCOME TAXES

The Company's worldwide effective tax rate was 19.0% and 16.2%, and 19.0% and 15.9% for the three and six months ended June 30, 2013 and 2012, respectively. The increase in the Company's worldwide effective tax rate in the three and six months ended June 30, 2013, as compared to the corresponding periods of 2012, was primarily due to a higher portion of the Company's pre-tax profits attributable to its U.S. tax jurisdiction as a result of an acquisition completed in the second half of 2012; and (b) a relative shift in offshore services performed in Belarus, where the Company is currently entitled to a 100% exemption from Belarusian income tax, to Ukraine, and, to a lesser extent, Russia, both of which have higher income tax rates.

9.	EARNINGS PER SHARE

Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. The Company's Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred Stock, that had been outstanding and convertible into common stock until February 13, 2012 (the date of the Company's initial public offering), were considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period and thus required the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among the Company's common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.

No preferred stock was outstanding as of December 31, 2012, as a result of the Company's initial public offering on February 13, 2012 when all convertible preferred stock was converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)

Numerator for common earnings per share:
Operating expenses:
Net income	$14,118	$13,321	$26,798	$25,420
Net income allocated to participating securities	-	-	-	(3,176)
Numerator for basic earnings per share	14,118	13,321	26,798	22,244
Effect on income available from reallocation of options	-	-	-	264
Numerator for diluted earnings per share	$14,118	$13,321	$26,798	$22,508

Denominator for basic earnings per share:
Weighted average common shares outstanding	45,486	42,475	45,151	36,987
Effect of dilutive securities:
Stock options	2,491	3,907	2,662	3,833
Denominator for diluted earnings per share	47,977	46,382	47,813	40,820

Net income per share:
Basic (common)	$0.31	$0.31	$0.59	$0.60
Diluted (common)	$0.29	$0.29	$0.56	$0.55
Anti-dilutive options not included in the calculation	950	1,393	1,162	1,396

10.	COMMITMENTS AND CONTINGENCIES

Employee Loan Program — Beginning in third quarter of 2006, the Company started to guarantee bank loans for certain of its key employees. Under the conditions of the guarantees, the Company is required to maintain a security deposit of 30% of the value of loans outstanding at each reporting date. While the program had been discontinued, the total commitment of the Company under these guarantees remained at $353 as of June 30, 2013. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the three and six months ended June 30, 2013.

Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the second half of 2013. As of June 30, 2013, the total outstanding commitment of the Company was $5,129.

Corporate Facilities — In June 2012, the Company entered into an agreement for the construction of corporate apartments located within the High Technology Park in Minsk, Belarus, which it intends to use for general business purposes. In June 2013 the Company amended the agreement to decrease the number of apartments to 12. As of June 30, 2013, the Company had no outstanding commitment related to corporate facilities. The construction is expected to be completed in 2013.

Employee Housing Program —As of June 30, 2013, the Company's total outstanding commitment under the Housing Program was $2,153. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the three and six months ended June 30, 2013.

11.	OPERATING SEGMENTS

The Company's reportable segments are: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. The Company's reportable segments are based on the allocation of managerial responsibility for its client base. Because managerial responsibility for a particular client relationship generally correlates with the client's geographic location, there is a high degree of similarity between client locations and the geographic boundaries of the Company's reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of EPAM's senior management team. In a case like this, the client's activity would be reported through the management team's reportable segment.

The Company's Chief Operating Decision Maker (CODM) evaluates its performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by the CODM. Accordingly, these expenses are separately disclosed as "unallocated" and adjusted only against the Company's total income from operations.

Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012
Total segment revenues:
North America	$69,076	$46,703	$132,133	$89,566
Europe	48,424	40,794	94,577	80,655
Russia	13,498	9,778	25,851	19,255
Other	2,176	6,501	4,789	8,671
Total segment revenues	$133,174	$103,776	$257,350	$198,147
Segment operating profit:
North America	$16,213	$10,440	$30,394	$20,166
Europe	8,118	7,003	16,489	15,663
Russia	1,687	1,499	2,319	1,818
Other	(148)	3,119	(64)	3,320
Total segment operating profit	$25,870	$22,061	$49,138	$40,967

Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment's profit and loss by the CODM, nor provided to the CODM on a regular basis.

Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012
Total segment revenues	$133,174	$103,776	$257,350	$198,147
Unallocated revenue	10	24	32	36
Revenues	$133,184	$103,800	$257,382	$198,183

Total Segment operating profit:	$25,870	$22,061	$49,138	$40,967
Unallocated amounts:
Other revenues	10	24	32	36
Stock-based compensation expense	(3,850)	(1,773)	(6,426)	(3,323)
Stock charge	-	-	-	(640)
Non-corporate taxes	(680)	(514)	(1,500)	(1,239)
Professional fees	(724)	(889)	(2,074)	(1,318)
Depreciation and amortization	(715)	(151)	(1,430)	(308)
Bank charges	(321)	(296)	(653)	(545)
Other corporate expenses	(2,055)	(1,632)	(4,016)	(3,016)
Income from operations	17,535	16,830	33,071	30,614
Interest and other income, net	769	460	1,399	936
Foreign exchange loss	(869)	(1,394)	(1,368)	(1,314)
Income before provision for income taxes	$17,435	$15,896	$33,102	$30,236

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably amongst the segments. Geographical information about the Company's long-lived assets based on physical location of the assets was as follows:

	As of June 30, 2013	As of December 31, 2012
Belarus	$40,210	$40,095
Ukraine	5,711	5,357
Russia	3,688	3,234
United States	2,788	2,048
Hungary	2,342	1,744
Other	661	657
Total	$55,400	$53,135

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company's revenues by client location is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
United States	$59,746	$48,565	$117,196	$94,604
United Kingdom	27,711	22,858	54,779	45,786
Russia	13,192	9,393	24,930	18,491
Switzerland	10,734	6,797	20,014	12,942
Canada	8,393	1,763	13,818	2,546
Germany	4,537	3,959	9,070	7,441
Netherlands	2,384	868	4,770	1,658
Kazakhstan	2,028	1,662	4,493	3,333
Sweden	1,349	1,017	2,604	2,472
Spain	609	377	1,241	722
Ukraine	143	4,321	331	4,375
Other locations	848	514	1,188	1,020
Reimbursable expenses and other revenues	1,510	1,706	2,948	2,793
Revenues	$133,184	$103,800	$257,382	$198,183

Service Offering Information

Information about the Company's revenues by service offering is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Software development	$90,298	$69,268	$174,078	$132,151
Application testing services	26,547	20,428	50,700	39,296
Application maintenance and support	10,648	8,728	21,487	16,969
Infrastructure services	3,461	3,148	6,871	5,752
Licensing	720	522	1,298	1,222
Reimbursable expenses and other revenues	1,510	1,706	2,948	2,793
Revenues	$133,184	$103,800	$257,382	$198,183

12.	STOCK-BASED COMPENSATION

  The following costs related to the Company's stock compensation plans are included in the unaudited consolidated statements of income:

	Three Months ended June, 30,		Six Months ended June, 30,
	2013	2012	2013	2012
Cost of revenues	$1,079	$884	$1,858	$1,450
Selling, general and administrative expenses	2,771	889	4,568	1,873
Total	$3,850	$1,773	$6,426	$3,323

2012 Non-Employee Directors Compensation Plan—On January 11, 2012 the Company approved the 2012 Non-Employee Directors Compensation Plan ("2012 Directors Plan"), which will be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after ten years and will be administered by the Company's Board of Directors.

On January 8, 2013, the Company issued 5,257 shares of non-vested ("restricted") stock to its new non-employee director under the 2012 Non-Employee Directors Compensation Plan. The shares will vest and become unforfeitable 25% on each of the first, second, third and fourth anniversaries of the grant date. Upon termination of service from the Board at any time, a portion of these shares shall vest as of the date of such termination on a pro rata basis determined by the number of days that the participant served on the Board from the grant date through the date of such termination. The fair value of the restricted shares at the time of grant was $101.
 On June 13, 2013, the Company issued 8,784 shares of non-vested ("restricted") stock to its non-employee directors under the 2012 Non-Employee Directors Compensation Plan. The shares will vest and become unforfeitable on the first anniversary of the grant date. Upon termination of service from the Board at any time, a portion of these shares shall vest as of the date of such termination on a pro rata basis determined by the number of days that the participant served on the Board from the grant date through the date of such termination. The fair value of the restricted shares at the time of grant was $225.

2012 Long-Term Incentive Plan — On January 11, 2012 the Company approved the 2012 Long-Term Incentive Plan ("2012 Plan"), which will be used to issue equity grants to employees. As of June 30, 2013, 6,037,728 shares of common stock were reserved for issuance under the plan. This is in addition to 872,608 shares that remained available for issuance under the 2006 Plan as of June 30, 2013 and which are available for issuance under the 2012 Plan. In addition, up to 3,437,072 shares that are subject to outstanding awards as of June 30, 2013, under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise return to the 2006 Plan's share reserve will be available for awards to be granted under the 2012 Plan.

During the three months ended June 30, 2013, the Company issued a total of 1,865,000 stock options under its 2012 Long-Term Incentive Plan with the grant-date fair value of $17,710.

As of June 30, 2013, a total of 6,910,336 shares remained available for issuance under the 2012 Plan.

2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the "2006 Plan"). The Company's stock option plan permitted the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally had the authority to select individuals who were to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. In January 2012, the 2006 Plan was discontinued; however, a total of 872,608 shares remained available for issuance under the 2012 Plan as of June 30, 2013. All of the options issued pursuant to the 2006 Plan expire ten years from the date of grant.

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	6,296,709	$7.51	$66,682
Options granted	1,865,000	23.03	7,740
Options exercised	(1,502,294)	3.90	(34,973)
Options forfeited/cancelled	(49,043)	14.67	(614)
Options outstanding at June 30, 2013	6,610,372	$12.66	$95,983
Options vested and exercisable at June 30, 2013	2,681,891	$5.79	$57,366
Options expected to vest	3,613,916	$17.17	$36,175

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

As of June 30, 2013, total unrecognized compensation cost related to non-vested share-based compensation awards was $35,058. That cost is expected to be recognized over the next 2 years using the weighted average method.

   Summary of restricted stock activity as of June 30, 2013, and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at January 1, 2013	659,872	$17.92
Restricted stock granted	14,041	23.20
Restricted stock vested	(172,987)	(16.71)
Unvested restricted stock outstanding at June 30, 2013	500,926	$18.48

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard on its financial conditions, results of operating and cash flows.

In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not expect the adoption of this pronouncement to have a material effect on its financial condition, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. New disclosure requirements are effective for fiscal periods beginning after December 15, 2012 and are applied prospectively. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company's financial reporting because the only item that had historically affected AOCI, and therefore had been included in cumulative AOCI, was currency translation adjustments.

   In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective application for all comparative periods presented. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company's financial condition, results of operations and cash flows.

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

Change in Presentation of Certain Financial Information

As part of our discussion and analysis, we analyze revenues by vertical. The composition and organization of our verticals is fluid and the structure changes regularly in response to overall growth, new business acquisitions and changes in reporting structure. Prior to the third quarter of 2012, certain individually insignificant customers pertaining to acquired operations were aggregated for the purposes of presenting revenue by vertical. Effective third quarter of 2012, we have individually reassigned these customers to corresponding verticals. We believe this change is preferable as it allows us to more effectively analyze our verticals by aligning presentation of existing and acquired customers using a standardized approach. These changes do not result in any adjustments to our previously issued financial statements and were applied retrospectively, as presented in the table below. We have also revised our disclosures to present Travel and Hospitality and Retail and Consumer verticals as a single Travel and Consumer vertical.

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	As Previously Reported		After Reclassification		As Previously Reported		After Reclassification
	(in thousands, except percentages)
ISVs and Technology	$25,218	24.3%	$24,762	23.9%	$49,318	24.9%	$48,207	24.3%
Banking and Financial Services	24,258	23.4	24,168	23.3	46,825	23.6	46,473	23.4
Travel and Consumer	22,465	21.6	22,446	21.6	46,344	23.4	46,276	23.4
Business Information and Media	16,002	15.4	16,338	15.7	31,455	15.9	32,571	16.4
Other verticals	14,151	13.7	14,380	13.9	21,448	10.8	21,863	11.1
Reimbursable expenses and other revenues	1,706	1.6	1,706	1.6	2,793	1.4	2,793	1.4

Revenues	$103,800	100.0%	$103,800	100.0%	$198,183	100.0%	$198,183	100.0%

Additionally, effective second quarter of 2013, we individually reassigned geographical location of certain newly acquired customers to allow for a more accurate allocation of revenues among the specific customer sites that we serve. These changes had no effect on the results of operations and earnings per share reported in the first quarter of 2013 and were applied retrospectively, as presented in the table below.

	Three Months Ended March 31, 2013
	As Previously Reported		After Reclassification
	(in thousands, except percentages)
Client Location
North America	$64,474	51.9%	$62,875	50.6%
Europe	43,632	35.1	45,231	36.4
CIS	14,654	11.8	14,654	11.8
Reimbursable expenses and other revenues	1,438	1.2	1,438	1.2
Revenues	$124,198	100.0%	$124,198	100.0%

Summary of Results of Operations and Non-GAAP Financial Measures

The following tables present a summary of our results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2013	2012	Dollars	Percentage	2013	2012	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$133,184	$103,800	$29,384	28.3%	$257,382	$198,183	$59,199	29.9%
Income from operations	17,535	16,830	705	4.2	33,071	30,614	2,457	8.0
Net income	14,118	13,321	797	6.0	26,798	25,420	1,378	5.4

The key drivers of our consolidated results during the three and six months ended June 30, 2013, as compared to the corresponding periods of 2012, were as follows:

•
Broad-based revenue growth from clients in most of our key verticals, and in particular within Banking and Financial Services, which grew $13.1 million and $23.4 million during the three and six months ended June 30, 2013, respectively, and ISVs and Technology, which increased revenues by $8.8 million and $17.6 million in the three and six months ended June 30, 2013, over the corresponding periods in 2012;

•
Continued penetration to the European market, where we experienced revenue growth of $11.9 million and $21.8 million, or 33.1% and 30.6%, in the three and six months ended June 30, 2013, respectively, over the corresponding periods in 2012;

•
Completion of strategic acquisitions of Thoughtcorp, Inc. (“Thoughtcorp”) in May 2012 and Empathy Lab, LLC (“Empathy Lab”) in December 2012. Both acquisitions proved to be a natural fit into all of our core verticals and strengthened our value proposition on the North American market. Over a short period of time that lapsed since acquisition, we’ve managed to realize a number of the expected synergies, including acquisition of a major customer within Travel and Consumer vertical, which entered EPAM’s top 10 list in the second quarter of 2013;

•
Additional stock-based compensation expense of $1.6 million and $2.6 million during the three and six months ended June 30, 2013, respectively, related to our 2012 acquisitions, as well as $0.2 million and $0.9 million of incremental public company costs incurred in the three and six months ended June 30, 2013, respectively; and

•
Increase in our effective tax rate, which grew from 16.2% and 15.9% in the three and six months ended June 30, 2012 to 19.0% in the corresponding periods of 2013, which resulted in a $0.5 million and a $1.0 million decrease in net income for the three and six months ended June 30, 2013, respectively.

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

We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We also believe these measures help investors compare our operating performance with our results in prior periods and compare our operating results with those of similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our condensed consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
GAAP income from operations	$17,535	$16,830	$33,071	$30,614
Stock-based compensation expense	3,850	1,773	6,426	3,323
One-time charges	(331)	-	(331)	584
Amortization of purchased intangible assets	704	140	1,403	280
Acquisition-related costs	10	307	48	387
Non-GAAP income from operations	$21,768	$19,050	$40,617	$35,188

GAAP Operating margin	13.2%	16.2%	12.8%	15.4%
Effect of the adjustments detailed above	3.1	2.2	3.0	2.4
Non-GAAP Operating margin	16.3%	18.4%	15.8%	17.8%

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

Stock-based compensation expense is excluded from our non-GAAP measures because we believe such exclusion allows for a more accurate comparison of our operating results among the periods, as well as enhances comparability with operating results of peer companies.

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

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods indicated. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2013	2012	Dollars	Percentage	2013	2012	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$133,184	$103,800	$29,384	28.3%	$257,382	$198,183	$59,199	29.9%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	83,547	63,803	19,744	30.9	161,484	123,978	37,506	30.3
Selling, general and administrative expenses(2)	28,541	20,711	7,830	37.8	55,624	38,338	17,286	45.1
Depreciation and amortization expense	3,854	2,423	1,431	59.1	7,471	4,634	2,837	61.2
Other operating (income)/ expenses, net	(293)	33	(326)	(987.9)	(268)	619	(887)	(143.3)
Income from operations	17,535	16,830	705	4.2	33,071	30,614	2,457	8.0
Interest and other income, net	769	460	309	67.2	1,399	936	463	49.5
Foreign exchange (loss)/ gain	(869)	(1,394)	525	(37.7)	(1,368)	(1,314)	(54)	4.1
Income before provision for income taxes	17,435	15,896	1,539	9.7	33,102	30,236	2,866	9.5
Provision for income taxes	3,317	2,575	742	28.8	6,304	4,816	1,488	30.9
Net Income	$14,118	$13,321	$797	6.0%	$26,798	$25,420	$1,378	5.4%

(1)
Included $1,079 and $884 of stock-based compensation expense for the three months ended June 30, 2013 and 2012, respectively, and $1,858 and $1,450 of stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively;

(2)
Included $2,771 and $889 of stock-based compensation expense for the three months ended June 30, 2013 and 2012, respectively, and $4,568 and $1,873 of stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively.

Three and Six Months of 2013 Compared to the Three and Six Months of 2012

Revenues

Revenues were $133.2 million and $103.8 million in the second quarter of 2013 and 2012, respectively, representing an increase of 28.3%. On a year-to-date basis, revenue increased 29.9%. The increase was attributable to a combination of factors, including deeper penetration to existing customers and acquisition of new customers, which added $17.4 million and $30.7 million to consolidated results during the three and six months ended June 30, 2013, respectively.

During the three and six months ended June 30, 2013, North America, our largest geography, grew $17.8 million and $33.9 million, or 35.4% and 34.9%, respectively, for the reasons described below. As a percentage of revenues, the North America geography accounted for 51.2% and 50.9% in the second quarter and six months ended June 30, 2013, respectively, or a 2.7% and a 1.9% increase over the corresponding periods of 2012. This growth was driven by many realized opportunities in virtually every vertical. In particular, 45.1% and 49.4% of revenue growth in North America during the second quarter and six months ended June 30, 2013, was attributable to expansion of existing client relationships in the ISVs and Technology vertical, which grew $9.0 million and $18.4 million, or 41.1% and 44.3%, respectively, over the corresponding periods of 2012. ISVs and Technology was also our second fastest-growing vertical in 2013, accounting for almost 30.0% increase in consolidated revenues in both the second quarter and six months ended June 30, 2013. Solid performance of this geography was also a reflection of additional revenue streams created by our 2012 acquisitions. This was especially noticeable in the Business Information and Media vertical, which declined by only 3.8% and 4.2% in the second quarter and six months ended June 30, 2013, respectively, despite a significant decrease in revenues from one of our largest customers, Thomson Reuters. Without the impact of declining revenues from this customer, the Business Information and Media vertical increased $2.4 million, or 37.3%, in the second quarter of 2013, and $4.9 million, or 39.1% in the six months ended June 30, 2013, over the corresponding periods of 2012. During the second quarter of 2013, our Travel and Consumer vertical grew $4.3 million, or 51.8%, over the corresponding period of 2012, and $5.1 million, or 28.7%, on a year-to-date basis. Most of this increase was attributable to revenues from one of our strategic customers acquired in 2012, which grew to be a top-ten customer during the second quarter of 2013. During the three and six month ended June 30, 2013, revenues from this customer accounted for 21.3% and 16.8% of total revenue growth in North America, respectively.

During the three and six months ended June 30, 2013, the Banking and Financial Services vertical remained our dominant vertical in Europe and accounted for 72.3% and 71.1% of total revenue growth in this geography, respectively. During these periods, the Banking and Financial Services vertical increased $13.1 million and $23.4 million, or 54.3% and 50.3%, respectively, over the corresponding periods of 2012, and continued to represent our largest growing vertical on a consolidated basis. Strong performance of this vertical can be attributed to an increased demand for our services and ongoing relationship with existing customers located in Europe. In particular, 30.3% and 27.2% of consolidated revenue growth during the three and six months ended June 30, 2013, respectively, over the corresponding periods of 2012, was primarily attributable to increased business from certain of our largest Banking and Financial Services customers located in the United Kingdom and Switzerland. Additionally, during the first six months of 2013 our Business Information and Media vertical grew significantly into the European markets. During the three and six month ended June 30, 2013, this vertical increased $2.0 million and $3.4 million, or 85.1% and 74.2%, respectively, over the corresponding periods of 2012, and accounted for 16.8% and 15.6% of the total growth in this geography in the periods indicated.

Revenues in the CIS geography decreased $0.2 million, or 1.0%, in the second quarter of 2013, as compared to the second quarter of 2012. The decrease was almost entirely attributable to a completion of a large fixed-price project in the second quarter of 2012, which resulted in approximately $4.1 million of incremental revenues that didn’t recur in the second quarter of 2013. This decrease was partly offset with a $2.6 million revenue growth in the Banking and Financial Services vertical, which continued to remain our strongest vertical in the CIS geography, and a $0.7 million increase in revenues in the Travel and Consumer vertical as a result of addition of a number of new customers in the fourth quarter of 2012. On a year-to-date basis, revenues in the CIS geography increased $3.3 million, or 12.4%, over the corresponding period of 2012 primarily as a result of the growth in the Banking and Financial Services and Travel and Consumer verticals.

Cost of Revenues (Exclusive of Depreciation and Amortization)

During the three months ended June 30, 2013 and 2012, cost of revenues (exclusive of depreciation and amortization) was $83.5 million and $63.8 million, respectively, representing an increase of 30.9% over the corresponding period of 2012, or 1.2%  growth as a percentage of revenues.

During the six months ended June 30, 2013 and 2012, cost of revenues (exclusive of depreciation and amortization) was $161.5 million and $124.0 million, respectively, representing an increase of 30.3% over the corresponding period of 2012, or 0.1% growth as a percentage of revenues.

The increase in cost of revenues (exclusive of depreciation and amortization) in the second quarter and six months ended June 30, 2013 was primarily driven by a net increase of 1,143 IT professionals from June 30, 2012 to June 30, 2013, to support the growth in demand for our services. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) remained relatively flat during the six months ended June 30, 2013, as compared to the corresponding period of 2012, primarily as a result of lower incentive compensation related to the first quarter of 2013 performance as compared to the first quarter of 2012.

Selling, General and Administrative Expenses

During the three months ended June 30, 2013, selling, general and administrative expenses were $28.5 million, representing an increase of 37.8% from $20.7 million in the second quarter of 2012. As a percentage of revenues, selling, general and administrative expenses increased to 21.4% in the second quarter of 2013 from 20.0% in the second quarter of 2012.

During the six months ended June 30, 2013, selling, general and administrative expenses were $55.6 million representing an increase of 45.1% from $38.3 million in the corresponding period of 2012. As a percentage of revenues, selling, general and administrative expenses increased to 21.6% during the six month ended June 30, 2013 from 19.3% in the corresponding period of 2012.

The growth during these periods was attributable to a combination of factors. During the twelve months which preceding June 30, 2013, our total headcount grew 16.8% which, together with an increase in our clients’ need for onsite resources, caused higher overhead costs and recruitment and development expenses to support the growth of our business. Increased headcount was also the primary reason behind the growth in our facility costs, which increased $1.4 million and $2.8 million, or 35.6% and 36.5%, respectively, in the three and six months ended June 30, 2013, over the corresponding periods of 2012. Additionally, we incurred $0.2 million and $0.9 million of incremental public company costs during the three and six months ended June 30, 2013, respectively, and our stock-based compensation expense increased $1.6 million and $2.6 million, or 1.2% and 1.0%, respectively, as a percentage of revenues as a result of two acquisitions completed in 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense was $3.9 million and $7.5 million during the three and six months ended June 30, 2013, respectively, representing an increase of $1.4 million and $2.8 million over corresponding periods of 2012. The increase was attributable to additional capital expenditures to support headcount growth, as well as amortization of purchased intangible assets acquired in 2012, which resulted in $0.6 million and $1.2 million of additional expenses recognized during the three and six months ended June 30, 2013, respectively. As a percentage of revenues, depreciation and amortization expense remained unchanged at 2.9% during the three months ended June 30, 2013 and 2012, and 2.3% during the six months ended June 30, 2013 and 2012.

Other Operating (Income)/ Expenses, Net

Net other operating income was $0.3 million during the three and six months ended June 30, 2013, as compared to $0.0 million and $0.6 million of expense recorded in the corresponding periods of 2012. Higher expense in 2012 as compared to 2013, was primarily attributable to the issuance of 53,336 shares of common stock to Instant Information Inc., a 2010 asset acquisition, upon the completion of our initial public offering in the first quarter of 2012, which was partly offset with $0.3 million of cash received in the second quarter of 2013 in connection with prior-year write-offs.

Interest and Other Income, Net

Net interest and other income was $0.8 million and $1.4 million in the second quarter and six months ended June 30, 2013, representing an increase of 67.2% and 49.5%, respectively, from $0.5 million and $0.9 million in the corresponding periods of 2012. The increase was primarily driven by interest paid on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans which accounted for $0.1 million and $0.1 million during the three and six months ended June 30, 2013, respectively.

Provision for Income Taxes

Our worldwide effective tax rate was 19.0 % and 16.2 % in the three months ended June 30, 2013 and 2012, respectively, and 19.0 % and 15.9 % in the six months ended June 30, 2013 and 2012, respectively. The increase in the worldwide effective tax rate in 2013, as compared to the corresponding periods of 2012, was primarily due to (a) a higher portion of pre-tax profits attributable to our  U.S. tax jurisdiction as a result of an acquisition completed in the second half of 2012; and (b) a relative shift in offshore services performed in Belarus, where we currently entitled to a 100% exemption from Belarusian income tax, to Ukraine, and, to a lesser extent, Russia, both of which have higher income tax rates.

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

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total segment revenues:
North America	$69,076	$46,703	$132,133	$89,566
Europe	48,424	40,794	94,577	80,655
Russia	13,498	9,778	25,851	19,255
Other	2,176	6,501	4,789	8,671
Total segment revenues	$133,174	$103,776	$257,350	$198,147
Segment operating profit:
North America	$16,213	$10,440	$30,394	$20,166
Europe	8,118	7,003	16,489	15,663
Russia	1,687	1,499	2,319	1,818
Other	(148)	3,119	(64)	3,320
Total segment operating profit	$25,870	$22,061	$49,138	$40,967

North America Segment

During the three months ended June 30, 2013 and 2012, revenues from our North America segment were 51.9 % and 45.0 % of total segment revenues, respectively. Revenues in the second quarter of 2013 were $69.1 million, representing an increase of $22.4 million, or 47.9%, over the 2012 results. During this period, segment operating profits increased $5.8 million, or 55.3%, as compared to the corresponding period of 2012, to $16.2 million net operating profit in the second quarter of 2013.

During the six months ended June 30, 2013 and 2012, revenues from the North America segment were 51.3 % and 45.2 % of total segment revenues, respectively. Revenues during the six months ended June 30, 2013, were $132.1 million, representing an increase of $42.6 million, or 47.5%, over the 2012 results. On a year-to-date basis, segment operating profits increased $10.2 million, or 50.7%, as compared to the corresponding period of 2012, to $30.4 million net profit from the segment’s operations.

The increase in revenues during the three and six months ended June 30, 2013, was primarily driven by continued expansion of existing client relationships, as well as by revenues contributed by new clients, including through acquisitions of Thoughtcorp and Empathy Lab completed in 2012. Within the segment, revenue from our ISVs and Technologies vertical increased $9.2 million and $18.7 million, or 44.5% and 47.5%, as compared to the corresponding periods of 2012, representing 41.0% and 43.9% of the overall segment growth. Our Travel and Consumer vertical was the second fastest-growing vertical in the North America segment with $7.6 million and $11.8 million revenues added during the three and six months ended June 30, 2013. The increase in the segment’s operating profit was primarily due to increased revenues, partially offset by an increase in compensation and benefits of our IT professionals primarily as a result of added headcount to support our revenue growth and continued demand for onsite resources.

Europe Segment

During the three months ended June 30, 2013 and 2012, revenues from our Europe segment were 36.4 % and 39.3 % of total segment revenues, respectively. Revenues in the second quarter of 2013 were $48.4 million, representing an increase of $7.6 million, or 18.7%, over the 2012 results. During this period, segment operating profits increased $1.1 million, or 15.9%, as compared to the corresponding period of 2012, to $8.1 million net operating profit in the second quarter of 2013.

During the six months ended June 30, 2013 and 2012, revenues from Europe segment were 36.8 % and 40.7 % of total segment revenues, respectively. Revenues during the six months ended June 30, 2013 were $94.6 million, representing an increase of $13.9 million, or 17.3%, over the 2012 results. On a year-to-date basis, segment operating profits increased $0.8 million, or 5.3%, as compared to the corresponding period of 2012 , to $16.5 million net profit from the segment’s operations.

Europe continues to be a rapidly growing segment in our portfolio, given our nearshore delivery capabilities, and our value proposition in delivering quality software engineering solutions and services is continuing to gain considerable traction with European-based clients. Within the segment, growth was the strongest in our Banking and Financial Services vertical with 2013 revenues increasing by approximately $9.0 million and $16.5 million, or 118.0% and 118.7% of the segment's growth, respectively, during the three and six months ended June 30, 2013, over the corresponding periods of 2012. Decrease in the segment’s operating profit as a percentage of revenues during the three and six months ended June 30, 2013, was primarily due to an increase in compensation expense relative to service revenues in the corresponding periods of 2013, as compared with 2012.

Russia Segment

During the three months ended June 30, 2013 and 2012, revenues from our Russia segment were 10.1 % and 9.4 % of total segment revenues, respectively. Revenues in the second quarter of 2013 were $13.5 million, representing an increase of $3.7 million, or 38.0%, over the 2012 results. During this period, segment operating profits increased $0.2 million, or 12.5%, as compared to the corresponding period of 2012, to $1.7 million net profit from the segment’s operations.

During the six months ended June 30, 2013 and 2012, revenues from Russia segment were 10.0 % and 9.7 % of total segment revenues. Revenues during the six months ended June 30, 2013 were $25.9 million, representing an increase of $6.6 million, or 34.3%, over the 2012 results. On a year-to-date basis, our Russia segment's operating profits increased $0.5 million, or 27.6%, as compared to the corresponding period of 2012, to $2.3 million net profit from the segment’s operations.

Within the segment, combined revenues from the Banking and Financial Services and Travel and Consumer verticals increased $3.4 million and $5.3 million during the three and six months ended June 30, 2013, respectively, representing 90.3% and 80.7% of the overall segment's growth in the periods indicated. As a percentage of revenues, our Russia segment’s operating profits remained relatively flat at 1.3% and 1.4% during the three months ended June 30, 2013 and 2012, respectively, and at 0.9% during the six month ended June 30, 2013 and 2012.

Other Segment

During the three months ended June 30, 2013, revenues from our Other segment were $2.2 million, or 1.6 % of total segment revenues, representing a decrease of $4.3 million, or 66.5%, over the 2012 results. During this period, segment operating profits decreased by $3.3 million, or 104.7%, in the second quarter of 2013, as compared to the corresponding period of 2012 to $0.1 million of net operating loss.

During the six months ended June 30, 2013 and 2012, revenues from the Other segment were $4.8 million, or 1.9 % of total segment revenues, representing a decrease of $3.9 million, or 44.8%, over the 2012 results. On a year-to-date basis, our Other segment's operating profits decreased by $3.4 million, as compared to the corresponding period of 2012, to $0.1 million of net operating loss.

The decrease in both revenues and operating profits of the Other segment during the three and six months ended June 30, 2013, as compared to the corresponding periods of 2012, was almost entirely attributable to a completion in the second quarter of 2012 of a World Bank-sponsored fixed-priced project which resulted in $4.1 million and $4.0 million of incremental revenues in the corresponding periods of 2012 which did not recur in 2013.

Liquidity and Capital Resources

Capital Resources

At June 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $107.5 million and $40.0 million of available borrowings under our revolving line of credit. As of that date, we had cash and cash equivalents of $107.5 million, of which $84.7 million was held outside the United States, including $55.9 million held in U.S. dollar denominated accounts in Belarus, which accrued interest at an average interest rate of 4.8 % during the second quarter of 2013.

We have a revolving line of credit with PNC Bank, National Association (the “Bank”). Effective January 15, 2013, we entered into a new agreement with the Bank (the “2013 Credit Facility”) which increased our borrowing capacity under the revolving line of credit from $30.0 million to $40.0 million and extended maturity of the new facility to January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. The 2013 Credit Facility is secured by all of our domestic tangible and intangible assets, as well as by 100% of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. The line of credit also contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. At June 30, 2013, we had no borrowings outstanding under the line of credit.

The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $84.7 million would be subject to foreign withholding taxes, of which $78.4 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing.

To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash (used in)/ provided by operating activities	$(3,780)	$1,629
Net cash used in investing activities	(13,986)	(16,538)
Net cash provided by financing activities	8,603	31,097
Effect of exchange-rate changes on cash and cash equivalents	(1,474)	(54)
Net (decrease)/ increase in cash and cash equivalents	$(10,637)	$16,134
Cash and cash equivalents, beginning of period	118,112	88,796
Cash and cash equivalents, end of period	$107,475	$104,930

Operating Activities

Net cash used in operations increased by $5.4 million to $3.8 million cash used in operations during the six months ended June 30, 2013 from $1.6 million net cash provided by operations during the corresponding period of 2012. Increase in net income of $9.3 million before accounting for non-cash items in the first half of 2013 was more than offset by an increase in net trade and unbilled accounts receivable of $12.2 million. The build-up of unbilled balances in the first six months of 2013 as compared to 2012 was attributable to an overall growth in revenues, and in particular, higher ratio of fixed-price projects in revenues during the periods indicated.

Investing Activities

Net cash used in investing activities during the first half of 2013 decreased by $2.6 million to $14.0 million cash used in the first six months of 2013 compared to $16.5 million of net cash used in investing activities during the corresponding period of 2012. The decrease was primarily attributable to a net $7.0 million spent on acquisition of Thoughtcorp in the second quarter of 2012, which didn’t recur in 2013. This decrease was partly offset with a net $4.4 million of payments related to employee loans under the Employee Housing Program.

Financing Activities

Net cash provided by financing activities during the first half of 2013 decreased by $22.5 million to $8.6 million as compared to $31.1 million provided by financing activities in the corresponding period of 2012. This was primarily due to a net $30.6 million received in connection with initial public offering of common stock in the first quarter of 2012 that didn’t recur in 2013, partially offset with a $8.1 million increase in proceeds received by us during the six months ended June 30, 2013 as a result of stock option exercises and associated tax benefits.

Contractual Obligations and Future Capital Requirements

Contractual Obligations

Set forth below is information concerning our fixed and determinable contractual obligations as of June 30, 2013.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$31,307	$12,815	$12,808	$4,313	$1,371
Other long-term obligations (1)	5,129	5,129	—	—	—
Employee Housing Program (2)	2,153	2,153	—	—	—
	$38,589	$20,097	$12,808	$4,313	$1,371

(1)	On December 7, 2011, we entered into an agreement with IDEAB Project Eesti AS for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the second half of 2013. As of June 30, 2013, our total outstanding commitment was $5.1 million.
(2)	In the third quarter of 2012, our Board of Directors approved the Employee Housing Program, which assists employees in purchasing housing in Belarus. As part of the program, we will extend financing to employees up to an aggregate amount of $10 million.

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

Off-Balance Sheet Commitments and Arrangements

We do not have any obligations under guarantee contracts or other contractual arrangements within the scope of FASB ASC paragraph 460-10-15-4 (Guarantees Topic) other than as disclosed in Note 10 of our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements”; nor do we have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to material off-balance sheet risks.

Recent Accounting Pronouncements

See Note 13 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for additional information.

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

At June 30, 2013, we had $4.8 million, or 1.3%, of our total assets, of loans issued to employees. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained through their employment with EPAM and may be adversely affected by changes in macroeconomic situations, such as higher unemployment levels, currency devaluation and inflation. Additionally, continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.

We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. As of June 30, 2013, $70.6 million of total cash was held in CIS countries, with $56.1 million of that in Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS, which could materially adversely affect our business and financial condition.

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. During the three months ended June 30, 2013 and 2012, our top 5 clients accounted for 29.7% and 31.7% of our total revenues, our top ten clients accounted for 42.2% and 46.8% of our total revenues, respectively. During the six months ended June 30, 2013 and 2012, our top five clients accounted for 29.6% and 32.9% of our total revenues, respectively; our top 10 clients accounted for 41.8% and 46.6% of total revenues in the corresponding periods, respectively. One customer, Barclays Capital, accounted for 10.0% and 9.8% of our total revenues during the three and six months ended June 30, 2013, respectively. There were no such customers in respective periods of 2012. As of June 30, 2013, unbilled revenues from one customer accounted for 16.5% of total unbilled revenues; there were no customers which accounted for over 10% of total accounts receivable as of that date.

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

Foreign Exchange Risk

Our unaudited condensed consolidated financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Canada, Europe, and the CIS and CEE regions and generate a significant portion of our revenues in certain non-U.S. dollar currencies, principally, euros, British pounds and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro and/or the British pound appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the six months ended June 30, 2013, a 1.0% appreciation / (depreciation) of the euro against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.1 million in net income, and 1.0% appreciation / (depreciation) of the British pound against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.1 million in net income.

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

Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $0.8 million and $1.1 million during the quarters ended June 30, 2013 and 2012, respectively, and $1.4 million and $1.2 million of net losses for the six months ended June 30, 2013 and 2012, respectively. These losses are included in the consolidated statements of income and comprehensive income.

Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of June 30, 2013, approximately 23.4 % of our total net assets were subject to foreign currency translation exposure; and 56.9 % and 59.1 % of our net income during the three and six months ended June 30, 2013, respectively, was generated by subsidiaries for which the functional currency is not U.S. Dollars, as compared to 34.2 % and 41.3 % of net income during the corresponding periods of 2012. This increase was primarily driven by the acquisition of Canadian operations in May 2012. During the three and six months ended June 30, 2013, translation losses recorded within our consolidated income were below $0.1 million as compared to $0.3 million and $0.1 million of losses recorded in corresponding periods of 2012. Additionally, we recognized $1.0 million and $3.4 million of translation losses during the three and six months ended June 30, 2013, and $2.5 million and $0.9 million of translation losses during the corresponding periods of 2012, within our consolidated accumulated other comprehensive income.
Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our employee loans expose us to lending risks

At June 30, 2013, we had $4.8 million, or 1.3%, of our total assets, of loans issued to employees. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained though their employment with EPAM and may be adversely affected by changes in macroeconomic situations, such as higher unemployment levels, foreign currency devaluation and inflation. Additionally, continuing financial stability of the borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.

Sales of stock by the Siguler Guff Entities could result in changes to the composition of our board of directors

Affiliates of Siguler Guff & Company, LP, or the Siguler Guff Entities, own 17,093,464 shares of our common stock as of August 5, 2013, representing approximately 37.1% of our outstanding common stock. The Siguler Guff Entities have in the past and may from time to time in the future seek to sell additional shares of our common stock pursuant to the registration statement we have filed to register their shares of common stock, in private placements or otherwise, which may include the sale of a significant number of shares to a single buyer or a group of related buyers, the result of which could be to transfer a large block of our stock to another investor. We have been advised by the Siguler Guff Entities that from time to time they have held discussions with third parties regarding the possibility of such transactions. Given that two of our seven directors are affiliated with Siguler Guff Entities, a sale of a substantial amount of their stock could result in changes to the composition of our board of directors.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosure’s

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

Date: August 13, 2013

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Ilya Cantor
Name: Ilya Cantor
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)