Form 10-Q
period 2013-09-30
EPAM Systems, Inc.
filed 2013-11-08
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of November 1, 2013
Common Stock, par value $0.001 per share	46,502,771 shares

EPAM SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2013	As of December 31, 2012
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$122,979	$118,112
Accounts receivable, net of allowance of $2,592 and $2,203, respectively	87,611	78,906
Unbilled revenues	64,957	33,414
Prepaid and other current assets	22,234	11,835
Employee loans, net of allowance of $0 and $0, respectively, current	1,848	429
Time deposits	—	1,006
Restricted cash, current	217	660
Deferred tax assets, current	5,350	6,593
Total current assets	305,196	250,955
Property and equipment, net	54,062	53,135
Restricted cash, long-term	246	467
Employee loans, net of allowance of $0 and $0, respectively, long-term	4,456	—
Intangible assets, net	14,539	16,834
Goodwill	22,411	22,698
Deferred tax assets, long-term	3,585	6,093
Other long-term assets	969	632
Total assets	$405,464	$350,814

Liabilities
Current liabilities
Accounts payable	$8,195	$6,095
Accrued expenses and other liabilities	8,866	19,814
Deferred revenue, current	2,583	6,369
Due to employees	14,530	12,026
Taxes payable	17,364	14,557
Deferred tax liabilities, current	577	491
Total current liabilities	52,115	59,352
Deferred revenue, long-term	155	1,263
Taxes payable, long-term	1,228	1,228
Deferred tax liabilities, long-term	354	2,691
Total liabilities	53,852	64,534
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 47,329,699 and 45,398,523 shares issued, 46,375,152 and 44,442,494 shares outstanding at September 30, 2013 and December 31, 2012, respectively	46	44
Additional paid-in capital	189,457	166,962
Retained earnings	172,227	128,992
Treasury stock	(8,684)	(8,697)
Accumulated other comprehensive loss	(1,434)	(1,021)
Total stockholders’ equity	351,612	286,280
Total liabilities and stockholders’ equity	$405,464	$350,814
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Revenues	$140,150	$110,078	$397,532	$308,261
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	88,539	69,099	250,023	193,077
Selling, general and administrative expenses	27,893	21,153	83,517	59,491
Depreciation and amortization expense	3,906	3,040	11,377	7,674
Other operating (income)/ expenses, net	(418)	50	(686)	669
Income from operations	20,230	16,736	53,301	47,350
Interest and other income, net	846	486	2,245	1,422
Foreign exchange loss	(720)	(635)	(2,088)	(1,949)
Income before provision for income taxes	20,356	16,587	53,458	46,823
Provision for income taxes	3,919	2,522	10,223	7,338
Net income	$16,437	$14,065	$43,235	$39,485
Foreign currency translation adjustments	2,975	2,704	(413)	1,852
Comprehensive income	$19,412	$16,769	$42,822	$41,337

Net income allocated to participating securities	—	—	—	$(3,259)
Net income available for common stockholders	$16,437	$14,065	$43,235	$36,226

Net income per share:
Basic	$0.36	$0.33	$0.95	$0.93
Diluted	$0.34	$0.30	$0.90	$0.85
Shares used in calculation of net income per share:
Basic	46,162	42,952	45,492	38,990
Diluted	48,720	46,501	48,120	42,729
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$43,235	$39,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,377	7,674
Bad debt provision	988	465
Deferred taxes	735	(374)
Stock-based compensation expense	9,791	5,369
Excess tax benefit on stock-based compensation plans	(4,924)	(1,635)
Non-cash stock charge	—	640
Other	1,140	(30)
Changes in operating assets and liabilities:
(Increase)/ decrease in operating assets:
Accounts receivable	(11,089)	(6,083)
Unbilled revenues	(31,373)	(19,424)
Prepaid expenses and other assets	1,422	1,243
Increase/ (decrease) in operating liabilities:
Accounts payable	2,475	(2,098)
Accrued expenses and other liabilities	(10,822)	(11,318)
Deferred revenue	(3,811)	(3,387)
Due to employees	2,581	3,571
Taxes payable	70	(1,358)
Net cash provided by operating activities	11,795	12,740
Cash flows used in investing activities:
Purchases of property and equipment	(10,928)	(10,317)
Payment for construction of corporate facilities	(3,508)	(13,416)
Employee housing loans	(7,045)	—
Proceeds from repayments of employee housing loans	1,270	—
Decrease/ (increase) in restricted cash, net	1,679	(52)
Increase in other long-term assets, net	(323)	(588)
Acquisitions of businesses, net of cash acquired	(20)	(6,990)
Net cash used in investing activities	(18,875)	(31,363)
Cash flows from financing activities:
Proceeds related to stock options exercises	7,783	2,495
Excess tax benefit on stock-based compensation plans	4,924	1,635
Net proceeds from issuance of common stock in initial public offering	—	32,364
Costs related to stock issue	—	(1,766)
Repurchase of common stock	—	(61)
Net cash provided by financing activities	12,707	34,667
Effect of exchange rate changes on cash and cash equivalents	(760)	1,045
Net increase in cash and cash equivalents	4,867	17,089
Cash and cash equivalents, beginning of period	118,112	88,796
Cash and cash equivalents, end of period	$122,979	$105,885
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

1.	BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of EPAM Systems, Inc. (the “Company” or “EPAM”) have been prepared in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements are prepared in thousands, except share and per share amounts, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2012. In the Company’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

The Company reclassified certain prior period amounts to conform to the current period presentation. Such reclassifications had no effect on the Company’s results of operations or total stockholders’ equity.

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
Restricted cash and time deposits — are considered Level 2 measurements. Fair values of Level 2 measurements are determined by analyzing quoted prices for similar assets in an active market, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable, and market-corroborated inputs, which are derived principally from or corroborated by observable market data. As of September 30, 2013, carrying values of restricted cash and time deposits approximated their fair values.
Employee Housing Loans — The Company issues loans to its employees under the Employee Housing Program (“housing loans”). Housing loans are issued in U.S. Dollars with a 5-year term and carry an interest rate of 7.5%. The program was designed to be a retention mechanism for the Company’s employees in Belarus.
Although permitted by authoritative guidance, the Company did not elect a fair value option for these financial instruments. These housing loans are measured at fair value upon initial recognition and subsequently carried at amortized cost less allowance for loan losses. Any difference between the carrying value and the fair value of a loan upon initial recognition (“day-one” recognition) is charged to expense.
The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. The Company also assessed the probability of future defaults and associated cash flows impact. In addition, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows, as described in the following paragraph. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the nine months ended September 30, 2013 approximated their fair values upon initial recognition. The Company also estimated the fair values of the housing loans that were outstanding as of September 30, 2013 using the inputs noted above and determined their fair values approximated the carrying values as of that date.
Repayment of housing loans is primarily dependent on personal income of borrowers obtained through employment with the Company, which income is set in U.S. Dollars and is not closely correlated with common macroeconomic risks existing in Belarus, such as inflation, local currency devaluation and decrease in the purchasing power of the borrowers’ income. Given a large demand for the program among the Company’s employees and its advantages as compared to alternative methods of financing available on the market, the Company expects the borrowers to fulfill their obligations and estimates the probability of voluntary termination of employment among the borrowers as de minimis. Additionally, housing loans are capped at $50 per loan and secured by real estate financed through the program. The Company establishes a maximum loan-to-value ratio of 70% and expects a decrease in the ratio over the life of a housing loan due to on-going payments by employees.

Employee loans, other — are short-term non-interest bearing relocation loans and other employee loans. These loans are considered Level 3 measurements. The Company’s Level 3, unobservable inputs reflect its assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. Due to a short-term nature of employee loans, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. As of September 30, 2013, carrying values of these employee loans approximated their fair values.

Employee Loans — Loans are initially recorded at their fair value, and subsequently measured at their amortized cost, less allowance for loan losses, if any. The Company intends to hold all employee loans until their maturity. Interest income is reported using the effective interest method. Where applicable, loan origination fees, net of direct origination costs, are deferred and recognized in interest income over the life of the loan.
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
On December 18, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Empathy Lab, LLC (“Empathy Lab”), a U.S.-based digital strategy and multi-channel experience design firm. The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with generally accepted accounting principles. During the second quarter of 2013, the Company finalized the fair values of the assets acquired and liabilities assumed as of the date of acquisition. As a result, total consideration transferred was set at $27,172. There were no material adjustments to the purchase price allocation previously reported.

3.	GOODWILL

Changes in goodwill for the nine months ended September 30, 2013 were as follows:

	North America	EU	Russia	Other	Total
January 1, 2013
Goodwill	$16,643	$2,864	$3,191	$1,697	$24,395
Accumulated impairment losses	—	—	—	(1,697)	(1,697)
	16,643	2,864	3,191	—	22,698
Effect of net foreign currency exchange rate changes	(101)	—	(186)	—	(287)
September 30, 2013
Goodwill	16,542	2,864	3,005	1,697	24,108
Accumulated impairment losses	—	—	—	(1,697)	(1,697)
	$16,542	$2,864	$3,005	$—	$22,411

4.	RESTRICTED CASH AND TIME DEPOSITS

Restricted cash and time deposits consisted of the following:

	September 30, 2013	December 31, 2012
Time deposits	$—	$1,006
Short-term security deposits under client contracts	217	660
Long-term deposits under employee loan programs	246	360
Long-term deposits under operating leases	—	107
Total	$463	$2,133

Included in time deposits as of December 31, 2012, was a deposit of $1,006, which earned an interest rate of 2.95%.
At September 30, 2013 and December 31, 2012, short-term security deposits under client contracts included fixed amounts placed in respect of bank guarantees intended to secure appropriate performance under respective contracts. The Company estimates the probability of non-performance under the contracts as remote; therefore, no provision for losses has been created in respect of these amounts as of these dates.
Also included in restricted cash as of September 30, 2013 and December 31, 2012, were deposits of $246 and $360, respectively, placed in connection with certain employee loan program (See Note 10).

5.	EMPLOYEE LOANS AND ALLOWANCE FOR LOAN LOSSES
In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program (“the Housing Program”), which assists employees in purchasing housing in Belarus. The Housing Program was designed to be a retention mechanism for the Company’s employees in Belarus and is available to full-time employees who have been with the Company for at least three years. As part of the Housing Program, the Company will extend financing to employees up to an aggregate amount of $10,000. Additionally, the Company issues relocation loans in connection with intra-company transfers, as well as certain other individual loans.
During the nine months ended September 30, 2013, loans issued by the Company under the Housing Program were denominated in U.S. Dollars with a five-year term and carried an interest rate of 7.5%.

At September 30, 2013 and December 31, 2012, categories of employee loans included in the loan portfolio were as follows:

	September 30, 2013	December 31, 2012
Housing loans	$5,868	$—
Relocation and other loans	436	429
Total employee loans	6,304	429
Less:
Allowance for loan losses	—	—
Total loans, net of allowance for loan losses	$6,304	$429

There were no loans issued to principal officers, directors, and their affiliates during the three and nine months ended September 30, 2013 and 2012.
On a quarterly basis, the Company reviews the aging of its loan portfolio to evaluate information about the ability of employees to service their debt, including historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments based on the knowledge of individual borrowers, among other factors.
As of September 30, 2013 and December 31, 2012, there were no material past due or non-accrual employee loans. The Company determined no allowance for loan losses was required regarding its employee loans as of September 30, 2013 and December 31, 2012, and there were no movements in provision for loan losses during the three and nine months ended September 30, 2013 and 2012.

6.	LONG-TERM DEBT
Revolving Line of Credit — On January 15, 2013, the Company entered into a revolving loan agreement (the “2013 Credit Facility”) with PNC Bank, National Association (the “Bank”). Under the agreement, the Company’s maximum borrowing capacity was set at $40,000. The 2013 Credit Facility matures on January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. As of September 30, 2013, the borrowing capacity of the Company under the 2013 Credit Facility was $40,000. The Company had no outstanding borrowing as of that date.
The 2013 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights, equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries.

7.	EMPLOYEE BENEFITS
The Company has established a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation by up to the statutory limit. Effective January 1, 2013, the Company provides discretionary matching contributions to the plan up to a maximum of 2.0% of the employee’s eligible compensation. Employer contributions charged to expense for the three and nine months ended September 30, 2013 were $112 and $286, respectively. The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

8.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended September 30, 2013 was 19.3%, compared with 15.2% for the three months ended September 30, 2012. The Company’s worldwide effective tax rate for the nine months ended September 30, 2013 was 19.1%, compared with 15.7% for the nine months ended September 30, 2012. The increase in the Company’s worldwide effective tax rate for the three and nine months ended September 30, 2013, as compared with the corresponding periods of 2012, was primarily due to a higher portion of the Company’s pre-tax profits attributable to its U.S. tax jurisdiction as a result of an acquisition completed in the second half of 2012; and (b) a relative shift in offshore services performed in Belarus, where the Company is currently entitled to a 100.0% exemption from Belarusian income tax, to Ukraine, and, to a lesser extent, Russia, both of which have higher income tax rates.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Numerator for common earnings per share:
Net income	$16,437	$14,065	$43,235	$39,485
Net income allocated to participating securities	—	—	—	(3,259)
Numerator for basic earnings per share	16,437	14,065	43,235	36,226
Effect on income available from reallocation of options	—	—	—	263
Numerator for diluted earnings per share	$16,437	$14,065	$43,235	$36,489

Denominator for basic earnings per share:
Weighted average common shares outstanding	46,162	42,952	45,492	38,990
Effect of dilutive securities:
Stock options	2,558	3,549	2,628	3,739
Denominator for diluted earnings per share	48,720	46,501	48,120	42,729

Net income per share:
Basic	$0.36	$0.33	$0.95	$0.93
Diluted	$0.34	$0.30	$0.90	$0.85
Anti-dilutive options not included in the calculation	1,873	1,953	1,399	1,582

10.	COMMITMENTS AND CONTINGENCIES
Employee Loan Program — Beginning in the third quarter of 2006, the Company started to guarantee bank loans for certain of its key employees. Under the conditions of the guarantees, the Company is required to maintain a security deposit of 30.0% of the value of loans outstanding at each reporting date. While the program had been discontinued, the total commitment of the Company under these guarantees remained at $306 as of September 30, 2013. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses has been recognized for the three and nine months ended September 30, 2013.
Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the first half of 2014. As of September 30, 2013, the total outstanding commitment of the Company was $3,822.
Employee Housing Program —As of September 30, 2013, the Company’s total outstanding commitment under the Housing Program was $693. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses has been recognized for the three and nine months ended September 30, 2013.

11.	OPERATING SEGMENTS
The Company’s reportable segments are North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. The Company’s reportable segments are based on the allocation of managerial responsibility for its client base. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of the Company’s reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In a case like this, the client’s activity would be reported through the management team’s reportable segment.
The Company’s Chief Operating Decision Maker (“CODM”) evaluates its performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense is not allocated to individual segments in internal management reports used by the CODM. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.

Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total segment revenues:
North America	$73,480	$52,767	$205,613	$142,333
Europe	51,531	42,505	146,108	123,160
Russia	12,050	11,688	37,901	30,943
Other	3,078	3,115	7,867	11,786
Total segment revenues	$140,139	$110,075	$397,489	$308,222
Segment operating profit:
North America	$18,133	$10,450	$48,527	$30,616
Europe	8,049	8,798	24,538	24,461
Russia	391	1,680	2,710	3,498
Other	1,024	1,230	960	4,550
Total segment operating profit	$27,597	$22,158	$76,735	$63,125

Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.

Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total segment revenues	$140,139	$110,075	$397,489	$308,222
Unallocated revenue	11	3	43	39
Revenues	$140,150	$110,078	$397,532	$308,261

Total segment operating profit:	$27,597	$22,158	$76,735	$63,125
Unallocated amounts:
Other revenues	11	3	43	39
Stock-based compensation expense	(3,365)	(2,046)	(9,791)	(5,369)
Stock charge	—	—	—	(640)
Non-corporate taxes	(690)	(391)	(2,190)	(1,630)
Professional fees	(594)	(493)	(2,668)	(1,811)
Depreciation and amortization	(732)	(448)	(2,162)	(756)
Bank charges	(261)	(278)	(914)	(823)
Other corporate expenses	(1,736)	(1,769)	(5,752)	(4,785)
Income from operations	20,230	16,736	53,301	47,350
Interest and other income, net	846	486	2,245	1,422
Foreign exchange loss	(720)	(635)	(2,088)	(1,949)
Income before provision for income taxes	$20,356	$16,587	$53,458	$46,823

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets is as follows:

	September 30, 2013	December 31, 2012
Belarus	$39,417	$40,095
Ukraine	5,359	5,357
Russia	3,462	3,234
United States	2,535	2,048
Hungary	2,498	1,744
Other	791	657
Total	$54,062	$53,135

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$62,871	$50,365	$180,067	$145,629
United Kingdom	26,637	25,651	81,416	70,777
Switzerland	13,920	8,496	33,934	21,438
Russia	11,534	10,554	36,464	29,045
Canada	9,162	3,270	22,980	5,816
Germany	5,141	4,325	14,211	11,766
Kazakhstan	2,921	2,967	7,414	6,300
Netherlands	1,895	750	6,665	2,408
Sweden	1,382	1,006	3,986	3,478
Spain	448	387	1,689	1,109
Ukraine	193	181	524	4,556
Other locations	1,860	733	3,048	1,753
Reimbursable expenses and other revenues	2,186	1,393	5,134	4,186
Revenues	$140,150	$110,078	$397,532	$308,261

Service Offering Information

Information about the Company’s revenues by service offering is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Software development	$93,870	$73,894	$267,948	$206,045
Application testing services	27,773	22,001	78,473	61,297
Application maintenance and support	11,758	8,806	33,245	25,775
Infrastructure services	3,754	3,213	10,625	8,965
Licensing	809	771	2,107	1,993
Reimbursable expenses and other revenues	2,186	1,393	5,134	4,186
Revenues	$140,150	$110,078	$397,532	$308,261

12.	STOCK-BASED COMPENSATION

The following costs related to the Company’s stock compensation plans are included in the unaudited consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$1,498	$1,036	$3,356	$2,486
Selling, general and administrative expenses	1,867	1,010	6,435	2,883
Total	$3,365	$2,046	$9,791	$5,369

During the second quarter of 2013, the Company finalized the fair values of the net assets acquired from Empathy Lab (See Note 2). As a result, the Company issued an additional 1,483 shares of non-vested (“restricted”) common stock to the sellers of Empathy Lab on July 11, 2013 to settle the difference between the initial number of shares issued upon acquisition and the total number of shares due in connection with this transaction. The shares vest 33.33% on each of the first, second and third anniversaries of the closing date. Upon termination of the recipient’s services with the Company with Cause or without Good Reason (in each case, as defined in the escrow agreement), any unvested shares will be forfeited. The fair value of the restricted shares at the time of grant was $42.
2012 Non-Employee Directors Compensation Plan—On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”), which will be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and will be administered by the Company’s Board of Directors.
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
On June 13, 2013, the Company issued 8,784 shares of non-vested (“restricted”) stock to its non-employee directors under the 2012 Non-Employee Directors Compensation Plan. The shares will vest and become unforfeitable on the first anniversary of the grant date. Upon termination of service from the Board at any time, a portion of these shares shall vest as of the date of such termination on a pro rata basis determined by the number of days that the participant served on the Board from the grant date through the date of such termination. The fair value of the restricted shares at the time of grant was $225.
2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which will be used to issue equity grants to employees. As of September 30, 2013, 7,038,711 shares of common stock remained available for issuance under the 2012 Plan (this number includes shares that remained available for issuance under the 2006 Plan (as defined below) at the time of its discontinuance and any shares that were subject to an option that was previously granted under the 2006 Plan and that expired or terminated for any reason prior to exercise between the date of discontinuance of the 2006 Plan and September 30, 2013). In addition, up to 2,901,257 shares that are subject to outstanding awards as of September 30, 2013 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the 2006 Plan’s share reserve under the terms of the 2006 Plan will be available for awards to be granted under the 2012 Plan.
During the nine months ended September 30, 2013, the Company issued a total of 1,931,500 stock options under its 2012 Long-Term Incentive Plan with an aggregate grant-date fair value of $18,530.
2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The Company’s stock option plan permitted the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally had the authority to select individuals who were to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. In January 2012, the 2006 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2006 Plan and any shares that are subject to an option that was previously granted under the 2006 Plan and that will expire or terminate for any reason prior to exercise will become again available for issuance under the 2012 Plan. All of the options issued pursuant to the 2006 Plan expire 10 years from the date of grant.

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	6,296,709	$7.51	$66,682
Options granted	1,931,500	23.19	21,845
Options exercised	(1,917,134)	4.07	(58,338)
Options forfeited/cancelled	(243,918)	10.74	(5,795)
Options outstanding at September 30, 2013	6,067,157	$13.47	$127,592
Options vested and exercisable at September 30, 2013	2,384,193	$6.03	$67,878
Options expected to vest	3,392,301	$18.14	$55,498

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line method over the service period (generally the vesting period). Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses a combination of historical data and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the nine months ended September 30, 2013 as compared with the assumptions disclosed in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Summary of restricted stock activity as of September 30, 2013, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at January 1, 2013	659,872	$17.92
Restricted stock granted	15,524	23.69
Restricted stock vested	(172,987)	(16.71)
Unvested restricted stock outstanding at September 30, 2013	502,409	$18.51

As of September 30, 2013, total unrecognized compensation cost related to non-vested share-based compensation awards was $32,177. That cost is expected to be recognized over the next 2 years using the weighted average method.

13.	RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard on its financial conditions, results of operating and cash flows.
In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not expect the adoption of this pronouncement to have a material effect on its financial condition, results of operations and cash flows.
In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. New disclosure requirements are effective for fiscal periods beginning after December 15, 2012 and are applied prospectively. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial reporting because the only item that had historically affected AOCI and therefore included in cumulative AOCI was currency translation adjustments.
In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective application for all comparative periods presented. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial condition, results of operations and cash flows.

14.	SUBSEQUENT EVENTS
On October 31, 2013, the Company issued 56,450 options to purchase common stock under its 2012 Plan with the aggregate grant date fair value of $940.

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
We have client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Russia, Switzerland, Netherlands, Kazakhstan and Singapore. Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the Commonwealth of Independent States (the “CIS”). Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland are strategically located in centers of software engineering talent and educational excellence across Central and Eastern Europe (“CEE”) and the CIS. The majority of our employees are located in these delivery centers with compensation and benefits related to this pool of resources being the primary component of our operating expenses. Additionally, our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, such as computers and office space, enhance our productivity levels and enable us to better manage efficiency of our global operations by maintaining adequate resource utilization levels and implementing company-wide cost-management programs. As a result, we have managed to create a relatively homogeneous delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, thereby further strengthening our relationships with them.
Our focus on delivering quality to our clients is reflected by an average of 91.9% and 82.0% of our revenues in 2012 coming from clients that had used our services for at least one and two years, respectively.
Year-to-Date 2013 Developments and Trends
During the nine months ended September 30, 2013, total revenues grew by approximately 29% compared with the first nine months of 2012, driven by growth in North America and Europe. Our performance remained strong in the Banking and Financial Services and ISVs and Technology verticals, which increased 43.5% and 31.4%, respectively, during the first nine months of 2013 as compared to the corresponding period of 2012.
During this period, the Business Information and Media vertical reversed the negative growth trend of 2012 caused by the decline in revenues from one of our largest customers, Thomson Reuters, and increased by 16.3% during the first nine months of 2013 over to the corresponding period of 2012. Excluding Thomson Reuters, revenues from this vertical increased by 58.1% during the first nine months of 2013, as compared to the corresponding period of 2012, and we anticipate this trend to continue.
The 2012 acquisitions of Thoughtcorp and Empathy Lab continue to positively contribute to the business, fueling solid growth in the North American market across many of our core verticals. Following the successful integration of these companies, we have managed to realize a number of expected synergies, including the acquisition of a major customer within the Travel and Consumer vertical that has been on our list of top 10 customers since the second quarter of 2013.
We remain committed to maintaining and improving a well-balanced portfolio of clients and seek to grow revenues from our customers by continually expanding the scope and size of our engagements, as well as by growing our key customer base through internal business development efforts and strategic acquisitions. During the nine months ended September 30, 2013, our top five and top ten customers accounted for 30.4% and 42.0% of our revenues, respectively, which represents a decrease in customer concentration of approximately 2% and 4%, respectively, over the same period of 2012.
On April 24, 2013, we filed a shelf registration statement on Form S-3 under the Securities Act of 1933. Under the registration statement, we may offer and sell (i) common stock, (ii) preferred stock and (iii) debt securities, which may be senior debt securities or subordinated debt securities. The aggregate offering price of all securities sold by us under this registration statement will not exceed $50.0 million. In addition, certain of our stockholders named in the registration statement may offer and sell up to 17,939,673 shares of common stock. The registration statement was declared effective on May 7, 2013. On August 30, 2013 and September 19, 2013, we filed prospectus supplements for such stockholders to offer 4,000,000 and 1,125,000 shares of our common stock, respectively, at $30.00 per share and $33.00 per share, respectively, pursuant to the registration statement. We did not receive any proceeds from these sales of our common stock by such stockholders.

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

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	As Previously Reported		After Reclassification		As Previously Reported		After Reclassification
	(in thousands, except percentages)
ISVs and Technology	$30,365	27.6%	$27,954	25.4%	$80,657	26.2%	$76,161	24.7%
Banking and Financial Services	29,659	26.9	29,796	27.1	75,978	24.6	76,269	24.7
Travel and Consumer	22,736	20.7	22,713	20.6	68,991	22.4	68,989	22.4
Business Information and Media	15,366	14.0	15,395	14.0	47,937	15.6	47,966	15.6
Other verticals	10,559	9.5	12,827	11.6	30,512	9.8	34,690	11.2
Reimbursable expenses and other revenues	1,393	1.3	1,393	1.3	4,186	1.4	4,186	1.4
Revenues	$110,078	100.0%	$110,078	100.0%	$308,261	100.0%	$308,261	100.0%
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

	Three Months Ended March 31, 2013
	As Previously Reported		After Reclassification
	(in thousands, except percentages)
Client Location
North America	$64,474	51.9%	$62,875	50.6%
Europe	43,632	35.1	45,231	36.4
CIS	14,654	11.8	14,654	11.8
Reimbursable expenses and other revenues	1,438	1.2	1,438	1.2
Revenues	$124,198	100.0%	$124,198	100.0%

Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2013	2012	Dollars	Percentage	2013	2012	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$140,150	$110,078	$30,072	27.3%	$397,532	$308,261	$89,271	29.0%
Income from operations	20,230	16,736	3,494	20.9	53,301	47,350	5,951	12.6
Net income	16,437	14,065	2,372	16.9	43,235	39,485	3,750	9.5

The key highlights of our consolidated results for the third quarter of 2013, as compared to the third quarter of 2012, were as follows:
•
Broad-based revenue growth from clients in most of our key verticals, and in particular within Banking and Financial Services and ISVs and Technology, which grew $9.9 million and $6.3 million, respectively, over the corresponding period of 2012;

•
Higher growth rate as compared to 2012 demonstrated by the Business Information and Media vertical, which increased revenues by 28.6% in the third quarter of 2013, from a 3.3% decline in revenues in the third quarter of 2012;

•	Continued penetration into the European market, where we experienced revenue growth of $10.2 million, or 25.0%, over the corresponding period of 2012;
•
Income from operations increased 20.9% in the third quarter of 2013 compared with the third quarter of 2012. During the third quarter of 2013, income from operations included higher stock-based compensation expense related to our 2012 acquisitions of $0.4 million, or 0.2% as a percentage of revenue;

•
Net income increased 16.9% in the third quarter of 2013 compared with the third quarter of 2012. During the third quarter of 2013, net income included $0.8 million of incremental tax expense as a result of an increase in our effective tax rate from 15.2% in the third quarter of 2012 to 19.3% in the corresponding period of 2013, which caused a decrease in our net income margin by 0.6% in 2013 as compared to 2012.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
In our quarterly earnings press releases and conference calls, we discuss the following key measures that are not calculated according to the generally accepted accounting principles (“GAAP”):
•
Income from operations, as reported on our consolidated and condensed statements of income and comprehensive income, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations”.

•	The second measure calculates non-GAAP income from operations as a percentage of reported revenues, which we refer to as “non-GAAP operating margin”.
We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We also believe these measures help investors compare our operating performance with our results in prior periods and compare our operating results with those of similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our condensed consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
GAAP income from operations	$20,230	$16,736	$53,301	$47,350
Stock-based compensation expense	3,365	2,046	9,791	5,369
One-time charges	(476)	—	(807)	584
Amortization of purchased intangible assets	723	431	2,126	711
Acquisition-related costs	—	(13)	48	374
Non-GAAP income from operations	$23,842	$19,200	$64,459	$54,388

GAAP operating margin	14.4%	15.2%	13.4%	15.4%
Effect of the adjustments detailed above	2.6	2.2	2.8	2.2
Non-GAAP operating margin	17.0%	17.4%	16.2%	17.6%

From time to time, we acquire businesses and incur operating expenses, which we would not otherwise have incurred. Such expenses include acquisition-related costs and amortization of acquired intangible assets. These costs are dependent on a number of factors and are generally inconsistent in amount and frequency, as well as significantly impacted by the timing and size of related acquisitions. Additionally, the size, complexity and volume of past acquisitions, which often drives the magnitude of acquisition-related costs, may not be indicative of the size, complexity and volume of future transactions. Amortization of purchased intangible assets is excluded from our non-GAAP measures to allow management to evaluate our operating results as if these assets have been developed internally rather than acquired in a business combination. We believe this approach provides a supplemental measure of performance in which the acquired intangible assets are treated in a manner comparable to the internally developed assets.
Stock-based compensation expense is excluded from our non-GAAP measures because we believe such exclusion allows for a more accurate comparison of our operating results among the periods, as well as enhances comparability with operating results of peer companies.
We also exclude certain other expenses and one-time charges because we believe they are not indicative of what we consider to be organic, continuing operations. Such items include goodwill impairment write-offs, legal settlement expenses, and certain other non-cash one-time charges.
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

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2013	2012	Dollars	Percentage	2013	2012	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$140,150	$110,078	$30,072	27.3%	$397,532	$308,261	$89,271	29.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	88,539	69,099	19,440	28.1	250,023	193,077	56,946	29.5
Selling, general and administrative expenses(2)	27,893	21,153	6,740	31.9	83,517	59,491	24,026	40.4
Depreciation and amortization expense	3,906	3,040	866	28.5	11,377	7,674	3,703	48.3
Other operating (income)/ expenses, net	(418)	50	(468)	(936.0)	(686)	669	(1,355)	(202.5)
Income from operations	20,230	16,736	3,494	20.9	53,301	47,350	5,951	12.6
Interest and other income, net	846	486	360	74.1	2,245	1,422	823	57.9
Foreign exchange loss	(720)	(635)	(85)	13.4	(2,088)	(1,949)	(139)	7.1
Income before provision for income taxes	20,356	16,587	3,769	22.7	53,458	46,823	6,635	14.2
Provision for income taxes	3,919	2,522	1,397	55.4	10,223	7,338	2,885	39.3
Net income	$16,437	$14,065	$2,372	16.9%	$43,235	$39,485	$3,750	9.5%

(1)    Included $1,498 and $1,036 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively, and $3,356 and $2,486 of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively;

(2)    Included $1,867 and $1,010 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively, and $6,435 and $2,883 of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively.

Three and Nine Months of 2013 Compared to the Three and Nine Months of 2012
Revenues
Revenues were $140.2 million and $110.1 million in the third quarter of 2013 and 2012, respectively, representing an increase of 27.3%. On a year-to-date basis, revenues increased 29.0%. The increase was attributable to a combination of factors, including deeper penetration to existing customers and acquisition of new customers, which added $11.2 million and $26.5 million to consolidated results during the three and nine months ended September 30, 2013, respectively.
During the three months ended September 30, 2013, North America, our largest geography, grew $18.3 million or 34.2%, as compared with the corresponding period of 2012. As a percentage of revenues, the North America geography accounted for 51.4%, which represented an increase of 2.7% over the third quarter of 2012. These trends were consistent with year-to-date results. During the first nine months of 2013, the North America geography grew $52.2 million, or 34.6%, as compared to the corresponding period of 2012, and accounted for 51.1% of consolidated revenues.
The growth in the North America geography was driven by many realized opportunities in virtually every vertical. In particular, growth in our ISVs and Technology vertical was primarily driven by an expansion of existing client relationships, which contributed $5.2 million, or 85.0%, to the growth of this vertical in the third quarter of 2013 over the corresponding period of 2012, and $22.8 million, or almost 93.0%, on a year-to-date basis. Solid performance of this geography was also a reflection of additional revenue streams created by our 2012 acquisitions. This was especially noticeable in the Business Information and Media vertical, which grew 15.0% in the third quarter of 2013 as compared to the corresponding period of 2012, and 1.9% on a year-to-date basis despite a significant decrease in revenues from one of our largest customers, Thomson Reuters. Without the impact of declining revenues from this customer, the Business Information and Media vertical increased $3.3 million, or 51.0%, in the third quarter of 2013, and $8.3 million, or 43.2% in the nine months ended September 30, 2013, over the corresponding periods of 2012. Additionally, the Travel and Consumer vertical grew $6.1 million, or 81.4%, during the third quarter of 2013, and $11.3 million, or 44.4%, on a year-to-date basis and accounted for 33.3% and 21.6% of total growth in the North America geography in the third quarter and first nine months of 2013, respectively. Most of this increase was attributable to revenues from one of our strategic customers acquired in 2012, which had been on our list of top-ten customers since the second quarter of 2013. During the three and nine months ended September 30, 2013, revenues from this customer accounted for 24.6% and 19.5% of total revenue growth in North America, respectively.
During the three and nine months ended September 30, 2013, the Banking and Financial Services vertical remained our dominant vertical in Europe and accounted for 82.4% and 75.0% of total revenue growth in this geography, respectively. During the periods indicated, revenues from this vertical increased $8.4 million and $24.0 million, or 42.4% and 47.6%, respectively, over the corresponding periods of 2012. It was also our largest and fastest growing vertical on a consolidated basis. Strong performance of the Banking and Financial Services vertical can be attributed to an increased demand for our services and ongoing relationship with existing customers located in Europe. In particular, 29.6% and 27.8% of consolidated revenue growth during the three and nine months ended September 30, 2013, respectively, over the corresponding periods of 2012, was attributable to increased business from certain of our largest customers located in the United Kingdom and Switzerland. Additionally, over the course of the nine months ended September 30, 2013, our Business Information and Media vertical grew significantly into the European markets. During the three and nine months ended September 30, 2013, this vertical increased $2.2 million and $5.6 million, or 103.7% and 83.5%, respectively, over the corresponding periods of 2012, and accounted for 21.6% and 17.5% of the total growth in this geography in the periods indicated.
Revenues in the CIS geography increased $0.8 million, or 5.4%, in the third quarter of 2013, as compared to the corresponding period of 2012, and $4.1 million, or 10.0%, in the first nine months of 2013, as compared to the first nine months of 2012. Following the addition of a number of new customers in the fourth quarter of 2012, revenues from our Travel and Consumer vertical increased $1.1 million, or 120.5% in the third quarter of 2013, and $2.7 million, or 103.1%, on a year-to-date basis as compared with the corresponding periods of 2012. However, that growth in the Travel and Consumer vertical was offset by a lower growth rate in the Banking and Financial Services vertical, the largest vertical in this geography. As a result, revenues in the CIS geography demonstrated a slower growth rate as compared with performance of other geographies in the third quarter and first nine months of 2013.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the three months ended September 30, 2013 and 2012, cost of revenues (exclusive of depreciation and amortization) was $88.5 million and $69.1 million, respectively, representing an increase of 28.1% in 2013 over the corresponding period of 2012, or 0.4% growth as a percentage of revenues in 2013 over the corresponding period of 2012.
During the nine months ended September 30, 2013 and 2012, cost of revenues (exclusive of depreciation and amortization) was $250.0 million and $193.1 million, respectively, representing an increase of 29.5% in 2013 over the corresponding period of 2012, or 0.3% growth as a percentage of revenues in 2013 over the corresponding period of 2012.
The increase in cost of revenues (exclusive of depreciation and amortization) in the third quarter and nine months ended September 30, 2013 was primarily driven by a net increase of 933 IT professionals from 8,132 to 9,065 as of September 30, 2013, to support the growth in demand for our services. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 0.4% during the third quarter and 0.3% during the nine months ended September 30, 2013, as compared to the corresponding period of 2012.
Selling, General and Administrative Expenses
During the three months ended September 30, 2013, selling, general and administrative expenses were $27.9 million, representing an increase of 31.9% from $21.2 million in the third quarter of 2012. As a percentage of revenues, selling, general and administrative expenses increased to 19.9% in the third quarter of 2013 from 19.2% in the third quarter of 2012.
During the nine months ended September 30, 2013, selling, general and administrative expenses were $83.5 million representing an increase of 40.4% from $59.5 million in the corresponding period of 2012. As a percentage of revenues, selling, general and administrative expenses increased to 21.0% during the nine months ended September 30, 2013 from 19.3% in the corresponding period of 2012.
The growth of the selling, general and administrative expenses in 2013 was attributable to a combination of factors. During the twelve months preceding September 30, 2013, our total headcount grew 12.2%. This resulted in increased facility costs, which grew $2.0 million and $4.9 million, or 57.1% and 43.0%, respectively, in the three and nine months ended September 30, 2013, over the corresponding periods of 2012. In addition, included in selling, general and administrative expenses in the third quarter and first nine month of 2013 were $0.8 million and $3.6 million of stock-based compensation expense associated with our 2012 acquisitions, which caused our selling, general, and administrative expenses to increase as a percentage of revenues by 0.2% and 0.7%, respectively, over the corresponding periods of 2012. During the first nine months of 2013, we also incurred $0.9 million of incremental public company costs, which caused a further 0.1% increase in year-to-date selling, general and administrative expenses expressed as a percentage of revenues.
Depreciation and Amortization Expense
Depreciation and amortization expense was $3.9 million and $11.4 million during the three and nine months ended September 30, 2013, respectively, representing an increase of $0.9 million and $3.7 million over corresponding periods of 2012. As a percentage of revenues, depreciation and amortization expense remained unchanged at 2.8% during the three months ended September 30, 2013 and 2012, however, increased by 0.4% to 2.9% during the nine months ended September 30, 2013 as compared to the same period of 2012. The increase was attributable to additional capital expenditures to support headcount growth, as well as amortization of purchased intangible assets acquired in 2012, which resulted in $0.4 million and

 $1.5 million of additional expenses recognized during the three and nine months ended September 30, 2013, respectively.
Other Operating (Income)/ Expenses, Net
Net other operating income was $0.4 million and $0.7 million during the three and nine months ended September 30, 2013, respectively, as compared to $0.1 million and $0.7 million of expenses recorded in the corresponding periods of 2012. Net other operating expenses recognized during the first nine months of 2012 were primarily attributable to the issuance of 53,336 shares of common stock to Instant Information Inc., a 2010 acquisition, upon the completion of our initial public offering in the first quarter of 2012, which resulted in a $0.6 million charge to expenses that did not recur in 2013. Additionally, during the third quarter and nine months ended September 30, 2013, we received $0.5 and $0.8 million in connection with prior-year write-offs.
Interest and Other Income, Net
Net interest and other income was $0.8 million and $2.2 million in the three and nine months ended September 30, 2013, representing an increase of 74.1% and 57.9%, respectively, from $0.5 million and $1.4 million in the corresponding periods of 2012. The increase was primarily driven by interest paid on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans which accounted for $0.1 million and $0.2 million during the three and nine months ended September 30, 2013, respectively.
Provision for Income Taxes
Our worldwide effective tax rate was 19.3% and 15.2% in the three months ended September 30, 2013 and 2012, respectively, and 19.1% and 15.7% in the nine months ended September 30, 2013 and 2012, respectively. The increase in the worldwide effective tax rate in 2013, as compared to the corresponding periods of 2012, was primarily due to (a) a higher portion of pre-tax profits attributable to our U.S. tax jurisdiction as a result of an acquisition completed in the second half of 2012; and (b) a relative shift in offshore services performed in Belarus, where we currently entitled to a 100% exemption from Belarusian income tax, to Ukraine, and, to a lesser extent, Russia, both of which have higher income tax rates.
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
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total segment revenues:
North America	$73,480	$52,767	$205,613	$142,333
Europe	51,531	42,505	146,108	123,160
Russia	12,050	11,688	37,901	30,943
Other	3,078	3,115	7,867	11,786
Total segment revenues	$140,139	$110,075	$397,489	$308,222
Segment operating profit:
North America	$18,133	$10,450	$48,527	$30,616
Europe	8,049	8,798	24,538	24,461
Russia	391	1,680	2,710	3,498
Other	1,024	1,230	960	4,550
Total segment operating profit	$27,597	$22,158	$76,735	$63,125
North America Segment
During the three months ended September 30, 2013 and 2012, revenues from our North America segment were 52.4% and 47.9% of total segment revenues, respectively. Revenues in the third quarter of 2013 were $73.5 million, representing an increase of $20.7 million, or 39.3%, over the 2012 results. During this period, segment operating profits increased $7.7 million, or 73.5%, as compared to the corresponding period of 2012, to $18.1 million net operating profit in the third quarter of 2013.
During the nine months ended September 30, 2013 and 2012, revenues from the North America segment were 51.7% and 46.2% of total segment revenues, respectively. Revenues during the nine months ended September 30, 2013, were $205.6 million, representing an increase of $63.3 million, or 44.5%, over the 2012 results. On a year-to-date basis, segment operating profits increased $17.9 million, or 58.5%, as compared to the corresponding period of 2012, to $48.5 million net profit from the segment’s operations.

The increase in revenues during the three and nine months ended September 30, 2013, was primarily driven by continued expansion of existing client relationships, as well as by revenues contributed by new clients, including through the acquisitions of Thoughtcorp and Empathy Lab completed in 2012. Within the segment, revenue from our ISVs and Technologies vertical increased $6.4 million and $25.0 million, or 26.7% and 39.7%, as compared to the corresponding periods of 2012, representing 30.7% and 39.5% of the overall segment growth. Our Travel and Consumer vertical was the fastest growing vertical in both the third quarter of 2013, and on a year-to-date basis. During these periods, revenues from the Travel and Consumer vertical increased by $6.9 million and $18.7 million, respectively, as compared to the corresponding periods of 2012. The increase in the segment’s operating profit in 2013 as compared to 2012, was primarily due to increased revenues, partially offset by an increase in compensation and benefits of our IT professionals primarily as a result of added headcount to support our revenue growth and continued demand for onsite resources.
Europe Segment
During the three months ended September 30, 2013 and 2012, revenues from our Europe segment were 36.8% and 38.6% of total segment revenues, respectively. Revenues in the third quarter of 2013 were $51.5 million, representing an increase of $9.0 million, or 21.2%, over the 2012 results. During this period, segment operating profits decreased $0.7 million, or 8.5%, as compared to the corresponding period of 2012, to $8.0 million net operating profit in the third quarter of 2013.
During the nine months ended September 30, 2013 and 2012, revenues from Europe segment were 36.8% and 40.0% of total segment revenues, respectively. Revenues during the nine months ended September 30, 2013 were $146.1 million, representing an increase of $22.9 million, or 18.6%, over the 2012 results. On a year-to-date basis, segment operating profits increased $0.1 million, or 0.3%, as compared to the corresponding period of 2012, to $24.5 million net profit from the segment’s operations.
Europe continues to be a rapidly growing segment in our portfolio, given our nearshore delivery capabilities, and our value proposition in delivering quality software engineering solutions and services is continuing to gain considerable traction with European-based clients. Within the segment, growth was the strongest in our Banking and Financial Services vertical with 2013 revenues increasing by approximately $8.9 million and $25.4 million, or 44.4% and 51.0% of the segment's growth, respectively, during the three and nine months ended September 30, 2013, over the corresponding periods of 2012. Decrease in the segment’s operating profit as a percentage of revenues during the three and nine months ended September 30, 2013, was primarily due to an increase in compensation expense relative to service revenues in 2013, as compared with 2012.
Russia Segment
During the three months ended September 30, 2013 and 2012, revenues from our Russia segment were 8.6% and 10.6% of total segment revenues, respectively. Revenues in the third quarter of 2013 were $12.1 million, representing an increase of $0.4 million, or 3.1%, over the 2012 results. During this period, segment operating profits decreased $1.3 million, or 76.7%, as compared to the corresponding period of 2012, to $0.4 million net profit from the segment’s operations.
During the nine months ended September 30, 2013 and 2012, revenues from our Russia segment were 9.5% and 10.0% of total segment revenues. Revenues during the nine months ended September 30, 2013 were $37.9 million, representing an increase of $7.0 million, or 22.5%, over the 2012 results. On a year-to-date basis, our Russia segment's operating profits decreased $0.8 million, or 22.5%, as compared to the corresponding period of 2012, to $2.7 million net profit from the segment’s operations.
Within the segment, combined revenues from the Banking and Financial Services and Travel and Consumer verticals increased $1.3 million and $6.6 million during the three and nine months ended September 30, 2013, as compared with the corresponding periods of 2012, respectively, accounting for most of the segment’s growth in the periods indicated. The decrease in operating profits of the Russia segment during the third quarter and first nine months of 2013, as compared with the corresponding periods of 2012, respectively, was primarily attributable to delays in finalizing certain customer arrangements. As a result, we have incurred cost related to the performance of services with no associated revenues recognized in the period of service.
Other Segment
During the three months ended September 30, 2013, revenues from our Other segment were $3.1 million, or 2.2% of total segment revenues, representing a decrease of 1.2% over the 2012 results. During this period, segment operating profits decreased by $0.2 million, or 16.7%, in the third quarter of 2013, as compared to the corresponding period of 2012 to $1.0 million of net operating loss.
During the nine months ended September 30, 2013 and 2012, revenues from the Other segment were $7.9 million, or 2.0% of total segment revenues, representing a decrease of $3.9 million, or 33.3%, over the 2012 results. On a year-to-date basis, our Other segment's operating profits decreased by $3.6 million, as compared to the corresponding period of 2012, to $1.0 million of net operating loss.
The decrease in operating profits of the Other segment during the third quarter of 2013, as compared with the corresponding period of 2012, was primarily attributable to delays in finalizing certain customer arrangements.  As a result, we have incurred cost related to the performance of services with no associated revenues recognized in the period of service. Additionally, year-to-date operating results of the Other segment in 2012 benefited from completion of a large fixed-priced project sponsored by the World Bank, which resulted in recognition of $4.4 million revenues and $2.7 million operating profit in the second quarter of 2012 which did not recur in 2013.

Liquidity and Capital Resources
Capital Resources
At September 30, 2013, our principal sources of liquidity were cash and cash equivalents totaling $123.0 million and $40.0 million of available borrowings under our revolving line of credit. As of that date, $95.5 million of our total cash and cash equivalents was held outside the United States, including $63.0 million held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 5.1% during the third quarter of 2013.
We have a revolving line of credit with PNC Bank, National Association (the “Bank”). Effective January 15, 2013, we entered into a new agreement with the Bank (the “2013 Credit Facility”) which increased our borrowing capacity under the revolving line of credit from $30.0 million to $40.0 million and extended maturity of the new facility to January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. The 2013 Credit Facility is secured by all of our domestic tangible and intangible assets, as well as by 100% of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. The line of credit also contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. At September 30, 2013, we had no borrowings outstanding under the line of credit.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $95.5 million would be subject to foreign withholding taxes, of which $89.1 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing.
To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$11,795	$12,740
Net cash used in investing activities	(18,875)	(31,363)
Net cash provided by financing activities	12,707	34,667
Effect of exchange-rate changes on cash and cash equivalents	(760)	1,045
Net increase in cash and cash equivalents	$4,867	$17,089
Cash and cash equivalents, beginning of period	118,112	88,796
Cash and cash equivalents, end of period	$122,979	$105,885
Operating Activities
Net cash provided by operations during the nine months ended September 30, 2013 decreased by $0.9 million to $11.8 million net cash provided by operations compared to $12.7 million net cash provided by operations in the corresponding period of 2012. The decrease was primarily attributable to an increase in unbilled balances in 2013 as compared to 2012 as a result of growth in total revenues, and in particular, higher ratio of fixed-price projects, which increased by 3.0% as compared to the first nine months of 2012 to 14.9% of total revenues during the nine months ended September 30, 2013.
Investing Activities
Net cash used in investing activities during the first nine months of 2013 decreased by $12.5 million to $18.9 million net cash used in investing activities compared to $31.4 million of net cash used in investing activities during the corresponding period of 2012. The decrease was primarily attributable to additional $9.9 million paid in connection with construction of corporate facilities in Belarus during the nine months ended September 30, 2012, as compared to the corresponding period of 2013 and a net $7.0 million spent on the acquisition of Thoughtcorp, which did not recur in 2013. The decrease was partly offset with a net $5.8 million of payments related to employee loans under the Employee Housing Program.
Financing Activities
Net cash provided by financing activities during the first nine months of 2013 decreased by $22.0 million to $12.7 million net cash provided by financing activities, as compared to $34.7 million provided by financing activities in the corresponding period of 2012. This was primarily due to a net $30.6 million received in connection with initial public offering of common stock in the first quarter of 2012 that did not recur in 2013, partially offset with a $8.6 million increase in proceeds received by us in the first nine months of 2013 as a result of stock option exercises and associated tax benefits.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our fixed and determinable contractual obligations as of September 30, 2013.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$32,319	$13,647	$13,299	$4,429	$944
Other long-term obligations (1)	3,822	3,822	—	—	—
Employee Housing Program (2)	693	693	—	—	—
	$36,834	$18,162	$13,299	$4,429	$944

(1)    On December 7, 2011, we entered into an agreement with IDEAB Project Eesti AS for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the first half of 2014. As of September 30, 2013, our total outstanding commitment was $3.8 million.

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
At September 30, 2013, we had $6.3 million, or 1.6%, of our total assets, of loans issued to employees. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained through their employment with EPAM and may be adversely affected by changes in macroeconomic situations, such as higher unemployment levels, currency devaluation and inflation. Additionally, continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. As of September 30, 2013, $75.0 million of total cash was held in CIS countries, with $63.4 million of that in Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS, which could materially adversely affect our business and financial condition.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. During the three months ended September 30, 2013 and 2012, our top 5 clients accounted for 32.0% and 32.0% of our total revenues, and our top ten clients accounted for 44.2% and 45.2% of our total revenues, respectively. During the nine months ended September 30, 2013 and 2012, our top five clients accounted for 30.4% and 32.3% of our total revenues, respectively; and our top 10 clients accounted for 42.0% and 45.5% of total revenues in the same periods, respectively. One customer, Barclays Capital, accounted for 10.2% and 10.1% of total revenues in the third quarter of 2013 and 2012, respectively. On a year-to-date basis, total revenues from that customer, which remained our largest customer, were 9.9% and 9.1% in 2013 and 2012, respectively. As of September 30, 2013, unbilled revenues from two customers individually exceeded 10% of total unbilled revenues and jointly accounted for 33.8% of total unbilled revenues as of that date; there were no customers that accounted for over 10% of total accounts receivable as of September 30, 2013.
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
Foreign Exchange Risk
Our unaudited condensed consolidated financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Canada, Europe, and the CIS and CEE regions and generate a significant portion of our revenues in certain non-U.S. dollar currencies, principally, euros, British pounds and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro and/or the British pound appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the quarter ended September 30, 2013, a 1.0% appreciation / (depreciation) of the euro against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.1 million in net income, and 1.0% appreciation / (depreciation) of the British pound against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.1 million in net income. On a year-to-date basis, a 1.0% appreciation / (depreciation) of either the euro, or the British pound against the U.S. dollar would result in an estimated increase / (decrease) in net income of approximately $0.2 million.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible over the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $0.6 million and $0.5 million during the quarters ended September 30, 2013 and 2012, respectively, and $2.0 million and $1.7 million of net losses for the nine months ended September 30, 2013 and 2012, respectively. These losses are included in the consolidated statements of income and comprehensive income.
Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of September 30, 2013, approximately 23.3% of our total net assets were subject to foreign currency translation exposure; and 20.0% and 45.0% of our net income during the three and nine months ended September 30, 2013, respectively, was generated by subsidiaries for which the functional currency is not U.S. Dollars, as compared to 43.0% and 42.0% of net income during the corresponding periods of 2012. During the three and nine months ended September 30, 2013, translation losses recorded within our consolidated income were $0.2 million and $0.1 million during the three and nine months ended September 30, 2013, as compared to $0.2 million and $0.3 million of losses recorded in corresponding periods of 2012. During the three and nine months ended September 30, 2013, we recognized $3.0 million of translation gains and $0.4 million of translation losses, within our consolidated accumulated other comprehensive income, respectively. During the three and ended September 30, 2012, we recognized $2.7 million and $1.9 million of translation gains, respectively, within our consolidated accumulated other comprehensive income.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of September 30, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATAION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in "Part I. Item 1A.Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and "Part II.Item 1A.Risk Factors" in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, other than the following:
Our employee loans expose us to lending risks
At September 30, 2013, we had $6.3 million, or 1.6%, of our total assets, of loans issued to employees. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained though their employment with EPAM and may be adversely affected by changes in macroeconomic situations, such as higher unemployment levels, foreign currency devaluation and inflation. Additionally, continuing financial stability of the borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.

Sales of stock by the Siguler Guff Entities could result in changes to the composition of our board of directors
Affiliates of Siguler Guff & Company, LP, or the Siguler Guff Entities, own 11,968,464 shares of our common stock, representing approximately 26.0% of our outstanding common stock. The Siguler Guff Entities have in the past and may from time to time in the future seek to sell additional shares of our common stock pursuant to the registration statement we have filed to register their shares of common stock, in private placements or otherwise, which may include the sale of a significant number of shares to a single buyer or a group of related buyers, the result of which could be to transfer a large block of our stock to another investor. We have been advised by the Siguler Guff Entities that from time to time they have held discussions with third parties regarding the possibility of such transactions. Given that two of our seven directors are affiliated with Siguler Guff Entities, a sale of a substantial amount of their stock could result in changes to the composition of our board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 11, 2013, we issued 1,483 shares of common stock, with an estimated value of $42 thousand to the sellers of Empathy Lab, LLC, as partial consideration in connection with our acquisition of Empathy Lab in December 2012 and their continued employment at EPAM. No underwriter was involved in the transaction and no underwriting commissions were paid. This transaction was exempt from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended.

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
Date: November 8, 2013

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Ilya Cantor
Name: Ilya Cantor
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)