Form 10-K
period 2013-12-31
EPAM Systems, Inc.
filed 2014-03-11
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of June 30, 2013 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $653.3 million based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of common stock, $0.001par value, of the registrant outstanding as of March 1, 2014 was 46,848,703 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for its 2014 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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
Since inception, we have invested significant resources into developing a proprietary suite of internal applications and tools to manage all aspects of our delivery process. These applications and tools are effective in reducing risks, such as security breaches and cost overruns, while providing control and visibility across all project lifecycle stages to both our clients and us. In addition, these applications and tools enable us to provide solutions using the optimal software product development methodologies, including iterative methodologies such as Agile development. Our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients, thereby further strengthening our relationships with them.
We believe we are the only ISAE 3402 Type 2 certified IT services provider with multiple delivery centers in CEE, based on our analysis of publicly available information of IT services providers. This certification is a widely recognized auditing standard developed by the American Institute of Certified Public Accountants, or AICPA, and it serves as additional assurance to our clients that are required to validate the controls in place to protect the security of their sensitive data. Furthermore, this is an important certification for firms in data and information-intensive industries, as well as any organization that is subject to the internal controls certification requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Our ISAE 3402 Type 2 certification, in addition to our multiple ISO/IEC 27001:2005 and ISO 9001:2008 attestations, underscores our focus on establishing stringent security standards and internal controls.

Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. We maintain a geographically diverse client base with 50.8% of our 2013 revenues from clients located in North America, 36.1% from clients in Europe and 11.7% from clients in the CIS. Our focus on delivering quality to our clients is reflected by an average of 93.9% and 78.4% of our revenues in 2013 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts. For example, from 2008 to 2013, the number of clients accounting for over $5.0 million in annual revenues increased from 7 to 22, and those accounting for $1.0 million or more in revenues increased from 42 to 95.
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
Application Testing Services
We maintain a dedicated group of testing and quality assurance professionals with experience across a wide range of technology platforms and industry verticals. Our Quality Management System complies with global quality standards such as ISO 9001:2008 and we employ industry-recognized and proprietary defect tracking tools to deliver a comprehensive range of testing services. Our application testing services include: (i) software application testing, including test automation tools and frameworks; (ii) testing for enterprise IT, including test management, automation, functional and non-functional testing, as well as defect management; and (iii) consulting services focused on helping clients improve their existing software testing and quality assurance practices.

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
Application Maintenance and Support
We deliver application maintenance and support services through a dedicated team of IT professionals. Our application maintenance and support offerings meet rigorous CMMI and ISAE 3402 Type 2 requirements. Our clients benefit from our proprietary distributed project management processes and tools, which reduce the time and costs related to maintenance, enhancement and support activities. Our services include incident management, fault investigation diagnosis, work-around provision, application bug fixes, release management, application enhancements and third-party maintenance.
Infrastructure Management Services
Given the increased need for tighter enterprise integration between software development, testing and maintenance with private, public and mobile infrastructures, our service offerings also cover infrastructure management services. We have significant expertise in implementing large infrastructure monitoring solutions, providing real-time notification and control from the low-level infrastructure up to and including applications. Our ISAE 3402 Type 2, ISO/IEC 27001:2005 and ISO 9001:2008 certifications provide our clients with third-party verification of our information security policies. Our solutions cover the full lifecycle of infrastructure management including application, database, network, server, storage and systems operations management, as well as incident notification and resolution.
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
The following table sets forth our revenues by vertical by amount and as a percentage of our revenues for the periods presented:

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except percent)
Banking and Financial Services	$156,340	28.2%	$111,941	25.8%	$76,645	22.9%
ISVs and Technology	134,970	24.3	106,852	24.6	84,246	25.2
Travel and Consumer	117,248	21.1	95,965	22.1	71,488	21.4
Business Information and Media	75,677	13.6	62,398	14.4	63,988	19.1
Other verticals	63,256	11.4	50,226	11.6	31,985	9.6
Reimbursable expenses and other revenues	7,626	1.4	6,417	1.5	6,176	1.8
Revenues	$555,117	100.0%	$433,799	100.0%	$334,528	100.0%
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
Our Delivery Model
We have delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland. We have client management locations in the United States, Canada, United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, Kazakhstan, Singapore, Hong Kong and Australia. We believe the development of a robust global delivery model creates a key competitive advantage, enabling us to better understand and meet our client’s diverse needs and provide a compelling value proposition.
Our primary delivery centers are located in Belarus with 3,474 IT professionals as of December 31, 2013, the majority of which are located in Minsk, the capital of Belarus, which is a major educational and industrial center in CEE. It is well-suited to serve as a prime IT outsourcing destination given its strong industrial base, good educational infrastructure and legacy as the center of computer science for the former Soviet Union. Furthermore, the IT industry in Belarus has been strongly supported by the government, which has taken steps to encourage investment in the IT sector through long-term tax incentives.
Our delivery centers in Ukraine have 2,572 IT professionals as of December 31, 2013. Ukraine promotes the growth of a domestic IT outsourcing export industry that is supported by regulation, intellectual property protection and a favorable investment climate.
Our delivery centers in Russia have 1,294 IT professionals as of December 31, 2013. Our locations in Ukraine and Russia offer many of the same benefits as Belarus, including educational infrastructure, availability of qualified software engineers and government sponsorship of the IT industry. We believe our locations in Ukraine and Russia, along with our delivery centers in Belarus, offer a strong and diversified delivery platform across CEE.
Our delivery centers in Hungary have 848 IT professionals as of December 31, 2013, and serve as the center for our nearshore delivery capabilities to European clients. Hungary’s geographic proximity, cultural affinity and similar time zones with our clients in Europe enables increased interaction that creates closer client relationships, increased responsiveness and more efficient delivery of our solutions.

Our client management locations maintain account management and production personnel with significant project management capabilities, which enable us to work seamlessly with our clients and delivery centers. Our onsite and offshore delivery teams are linked together through common processes, collaboration applications and tools, and a communications infrastructure that features a secure and redundant environment enabling global collaboration.
Quality and Process Management
We have built complex proprietary applications and tools to manage quality, security and transparency of the delivery process in a distributed environment. Our proprietary ISO 9001:2008 and CMMI-certified Quality Management System has been documented, implemented and maintained to ensure the timely delivery of software development services to our clients. We have also developed sophisticated project management techniques facilitated through our Project Management Center, a web-based collaborative environment for software development, which we consider critical to meeting or exceeding the service levels required by our clients.
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

Clients
Our clients primarily consist of Forbes Global 2000 corporations. One customer, Thomson Reuters, accounted for over 10% of our revenues in 2011. No customer accounted for over 10% of our revenues in 2013 or 2012.
The following table sets forth the percentage of our revenues for the periods presented by client location:

	% of Revenues for Year Ended December 31,
Client location	2013	2012	2011
North America	50.8%	47.7%	49.4%
Europe	36.1	35.8	32.0
CIS	11.7	15.0	16.8
Reimbursable expenses and other revenues	1.4	1.5	1.8
Revenues	100.0%	100.0%	100.0%
Revenues by client location above differ from the segment information. Our operations consist of four reportable segments: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. Our reportable segments are based on managerial responsibility for a particular client. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of our senior management team. In a case like this, the client’s activity would be reported through the reportable segment. Information about our segments is presented below:

	% of Segment Revenues for Year Ended December 31,
Segment	2013	2012	2011
North America	51.3%	45.5%	45.5%
Europe	36.8	38.9	36.9
Russia	10.0	11.7	13.8
Other	1.9	3.9	3.8
Segment Revenues	100.0%	100.0%	100.0%
The following table sets forth the percentage of our revenues by client vertical for the periods presented:

	% of Revenues for Year Ended December 31,
Vertical	2013	2012	2011
Banking and Financial Services	28.2%	25.8%	22.9%
ISVs and Technology	24.3	24.6	25.2
Travel and Consumer	21.1	22.1	21.4
Business Information and Media	13.6	14.4	19.1
Other verticals	11.4	11.6	9.6
Reimbursable expenses and other revenues	1.4	1.5	1.8
Revenues	100.0%	100.0%	100.0%
The following table shows the distribution of our clients by revenues for the periods presented:

	Year Ended December 31,
Revenues Greater Than or Equal To	2013	2012	2011
$0.1 million	263	216	176
$0.5 million	147	114	98
$1.0 million	95	81	54
$5.0 million	22	16	15
$10.0 million	12	7	8
$20.0 million	4	4	3

The following table sets forth our revenues by service offering as a percentage of our revenues for the periods presented:

	% of Revenues for Year Ended December 31,
Service Offering	2013	2012	2011
Software development	67.4%	66.8%	65.5%
Application testing services	19.7	19.8	20.3
Application maintenance and support	8.3	8.3	8.8
Infrastructure services	2.6	2.9	2.5
Licensing	0.6	0.7	1.1
Reimbursable expenses and other revenues	1.4	1.5	1.8
Revenues	100.0%	100.0%	100.0%

See Note 18 of our consolidated financial statements in Part IV, “Item 15. Exhibits, Financial Statement Schedules — Audited Consolidated Financial Statements,” for further information regarding our operating segments.
We typically enter into master services agreements with our clients, which provide a framework for services that is then supplemented by statements of work, which specify the particulars of each individual engagement, including the services to be performed, pricing terms and performance criteria.
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
We face competition primarily from:
•	India-based technology outsourcing IT services providers, such as Cognizant Technology Solutions (NASDAQ:CTSH), Luxoft Holding, Inc. (NYSE:LXFT), GlobalLogic, HCL Technologies, Infosys Technologies (NASDAQ:INFY), Mindtree, Sapient (NASDAQ:SAPE), Symphony Technology Group, Tata Consultancy Services and Wipro (NASDAQ:WIT);
•	Local CEE technology outsourcing IT services providers;
•	Large global consulting and outsourcing firms, such as Accenture, Atos Origin, Capgemini, CSC and IBM;
•	China-based technology outsourcing IT services providers such as Camelot Information Services, and Pactera; and
•	In-house IT departments of our clients and potential clients.
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

Human Capital
Our people are critical to the success of our business. Attracting and retaining employees is a key factor in our ability to grow our revenues and meet our clients’ needs. At December 31, 2013, 2012 and 2011, we employed 11,056, 10,043 and 8,125 professionals, respectively. Of these employees, approximately 91.0% were located in the CIS and CEE, 3.0% were located in Western Europe (excluding Hungary) and 6.0% were located in North America at December 31, 2013. We believe that we maintain a good working relationship with our employees and we have not experienced any labor disputes. Our employees have not entered into any collective bargaining agreements.
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
We have developed our base of IT professionals by hiring highly-qualified, experienced IT professionals from this region and by recruiting students from leading universities in CEE. We have strong relationships with the leading institutions in CEE, such as the Belarusian State University, Belarusian State University of Informatics and Radioelectronics, the Saint Petersburg State University of Information Technologies, Mechanics and Optics, the Moscow State University, the Moscow Institute of Physics & Technology, the Moscow State University of Instrument Engineering and Computer Sciences and the National Technical University of Ukraine, and we have established EPAM delivery centers near many of these campuses. The quality and academic prestige of the CEE educational system is renowned world-wide. For instance, in the 2012 ACM International Collegiate Programming Contest (“ICPC,”) five out of 10 top ranked finishers were from CEE, and two Belarus universities made it in the top 12. Our ongoing involvement with these universities includes supporting EPAM-branded research labs, developing training courses, providing teaching equipment, actively supporting curriculum development and engaging students to identify their talents and interests. Our relationships with these technical institutions provide us access to a highly-qualified talent pool of programmers, and allow us to consistently attract highly-skilled students from these institutions. We also conduct lateral hiring through a dedicated IT professional talent acquisition team whose objective is to locate and attract qualified and experienced IT professionals within the region.
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
Long-lived Assets
The table below sets forth the locations of our long-lived assets:

	December 31, 2013	December 31, 2012
	(in thousands)
Belarus(1)	$38,697	$40,095
Ukraine	5,525	5,357
Russia	3,414	3,234
United States	2,217	2,048
Hungary	2,644	1,744
Other	818	657
Total	$53,315	$53,135

(1)
At December 31, 2013 and 2012, the amounts included $15.1 million and $15.4 million, respectively, related to our building, and $15.7 million and $15.6 million, respectively, of capitalized construction costs related to our corporate facilities in Minsk, Belarus.

Acquisitions
We have acquired a number of companies in order to expand our vertical-specific domain expertise, geographic footprint, service portfolio, client base and management expertise.
In May 2012, we completed the acquisition of Thoughtcorp, a Canadian company with a 17-year history of successfully delivering high-value IT solutions and complex software applications to some of Canada’s most prominent companies within the telecommunications, financial and retail sectors. With the Thoughtcorp acquisition, we have strengthened our Banking and Financial Services, and Travel and Consumer verticals, and have gained significant telecommunications expertise with a highly skilled and experienced employee base of approximately 50 IT professionals. The acquisition also expands our North American geographic footprint and complements our global delivery capabilities with expertise in areas important for us, such as Agile Development, Enterprise Mobility and Business Intelligence.
In December 2012, we completed the acquisition of Empathy Lab, LLC, a U.S.-based digital strategy and multi-channel experience design firm with approximately 85 IT professionals. The acquisition has enhanced our strong capabilities in global delivery of software engineering services with Empathy Lab’s proven expertise in two important growth areas - development and execution of enterprise-wide eCommerce initiatives and transformation of media consumption and distribution channels. In addition to strengthening our Travel and Consumer and Business Information and Media verticals, Empathy Lab brings significant expertise in digital marketing strategy consulting and program management.
Regulations
Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations, and several Belarusian, Russian, Ukrainian, Hungarian, Kazakhstan and U.S. federal and state agencies regulate various aspects of our business. See “Item 1A. Risk Factors — Risks Relating to Our Business — Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations or unfavorable interpretation by authorities of these regulations could harm our business.” and “Item 1A. Risk Factors — Risks Relating to Our Business — We are subject to laws and regulations in the United States and other countries in which we operate concerning our operations, including export restrictions, U.S. economic sanctions and the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures.”

We benefit from certain tax incentives promulgated by the Belarusian and Hungarian governments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Income Taxes.”
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

We make certain filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports. We make such filings available free of charge through the Investor Relations section of our website, http://investors.epam.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. In addition, these filings are available on the internet at http://www.sec.gov. Our press releases and recent analyst presentations are also available on our website. The information on our website does not constitute a part of this annual report.

Executive Officers of the Registrant
The following table sets forth the names, ages and positions of our executive officers as of March 1, 2014:
Name	Age	Position
Arkadiy Dobkin	53	Director, President and Chief Executive Officer
Karl Robb	51	Director, President of EU Operations and Executive Vice President
Balazs Fejes	38	Senior Vice President, Global Head of Banking and Financial Services Business Unit
Anthony J. Conte	42	Vice President, Chief Financial Officer and Treasurer
Ginger Mosier	49	Vice President, General Counsel and Corporate Secretary
Executive officers are appointed by the Board. A brief biography for each of our other executive officers follows.
Arkadiy Dobkin, 53, has served as Chairman of the Board, Chief Executive Officer and President since December 2002 and is one of our co-founders. After earning a MS in Electrical Engineering from the Byelorussian National Technical University, Mr. Dobkin began his career in Minsk, Belarus, where he worked for several emerging software development companies. After immigrating to the United States, he held thought and technical leadership positions at Colgate-Palmolive and SAP Labs. Our Board believes Mr. Dobkin’s experience as an IT professional and executive in the IT services industry coupled with his in-depth understanding of our global delivery model provide him with the necessary skills to serve as a member of our Board and will enable him to provide valuable insight to the board and our management team regarding operational, strategic and management issues as well as general industry trends.
Karl Robb, 51, has served as a director of our Board since 2004 and as our President of EU Operations and Executive Vice President since April 2013. From March 2004 to April 2013, Mr. Robb served as our President of EU Operations and Executive Vice President of Global Operations. Mr. Robb joined us when Fathom Technology, a Hungarian software development outsourcing company he co-founded, merged with EPAM. Mr. Robb is a 30-year veteran of the global software engineering and IT solutions industries, having worked ten years in Europe, nine years in the United States and 11 years in Eastern Europe. Mr. Robb has been employed as a consultant by Landmark Business Development Limited, or Landmark, a consulting firm, since 1986. Our Board believes that Mr. Robb’s extensive experience as an executive in the IT services industry and his knowledge of the IT services industry in North America, Europe and Central and Eastern Europe, as well as his experience working with global IT services companies and successfully starting two software companies and his extensive service and responsibilities at EPAM, provide him with the necessary skills to serve as a member of our Board and will enable him to provide valuable insight to the Board regarding strategy, business development, sales, operational and management issues, as well as general industry trends.
Balazs Fejes, 38, has served as our Senior Vice President, Global Head of Banking and Financial Services business unit since August 2012. From March 2004 to August 2012, Mr. Fejes served as EPAM’s Chief Technology Officer. Mr. Fejes joined us when Fathom Technology, a Hungarian software engineering firm, which he co-founded and for which he served as Chief Technology Officer, merged with us. Prior to co-founding Fathom Technology, Mr. Fejes was a chief software architect/line manager with Microsoft Great Plains (Microsoft Business Solutions). He also served as a chief software architect of Scala Business Solutions. Mr. Fejes has been employed as a consultant by Redlodge Holdings Limited, a consulting firm, since July 2007.
Anthony J. Conte, 42, became our Chief Financial Officer in November 2013. Previously, he served as Vice President — Finance, where he was instrumental in our initial public offering; and as Controller when he joined EPAM in 2006. Mr. Conte is a CPA with over 20 years of experience in finance, accounting, audit, international operations and strategic planning. Prior to joining EPAM, Mr. Conte spent five years in several senior finance roles within the McGraw Hill organization, last serving as Controller of its Platts business unit, a leading global provider of energy, petrochemicals, metals and agriculture information. Mr. Conte was also the finance manager for John Hancock’s International Operations, overseeing various established Asian subsidiaries and working to successfully launch a new Chinese subsidiary for the company. Mr. Conte started his career at Coopers and Lybrand in Boston and holds a B.S. in Accounting and an M.B.A. from Northeastern University.

Ginger Mosier, 49, has served as our Vice President and General Counsel since March 2010 and as our Corporate Secretary since January 2012. Ms. Mosier also served as our Assistant Corporate Secretary from May 2010 to January 2012. Prior to joining EPAM, Ms. Mosier spent approximately eight years in a variety of legal positions with Hewlett-Packard Company. In her last position, she served as senior counsel advising on global IT outsourcing deals and related services transactions. Prior to that, she advised a number of HP Software divisions as corporate counsel and was the legal representative for the HP Software Integration Office created for implementing the acquisition and integration of several software companies. Immediately prior to Hewlett-Packard, Ms. Mosier practiced corporate law at Drinker, Biddle & Reath. Ms. Mosier began her legal career at Baker & Daniels. Ms. Mosier holds a J.D., magna cum laude, from Indiana University School of Law at Indianapolis where she was a member of the Indiana Law Review and a B.A. from Indiana University-Purdue University at Indianapolis.

1A.                          Risk Factors
Risk factors, which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations, are discussed below and elsewhere in this annual report. The risks and uncertainties described below are not the only ones we face. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected. In particular, forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. See “Special Note Regarding Forward-Looking Statements.”
Risks Relating to Our Business
We may be unable to effectively manage our rapid growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.
We have experienced rapid growth and significantly expanded our business over the past several years. Our revenues grew from $160.6 million in 2008 to $555.1 million in 2013. We have also supplemented our organic growth with strategic acquisitions. As of December 31, 2013, we had 9,340 IT professionals, as compared to 2,890 IT professionals as of December 31, 2007. We intend to continue our expansion in the foreseeable future to pursue existing and potential market opportunities.
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

The total attrition rates among our IT professionals who have worked for us for at least six months were 13.1%, 10.7% and 9.1% for 2013, 2012 and 2011, respectively. We may encounter higher attrition rates in the future. A significant increase in the attrition rate among IT professionals with specialized skills could decrease our operating efficiency and productivity and could lead to a decline in demand for our services. The competition for highly-skilled IT professionals may require us to increase salaries, and we may be unable to pass on these increased costs to our clients.
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
Additionally, we have granted certain options under our stock incentive plans and entered into certain other stock-based compensation arrangements in the past, as a result of which we have recorded $13.2 million, $6.8 million and $2.9 million as stock-based compensation expenses for the years ended December 31, 2013, 2012 and 2011, respectively.
Generally Accepted Accounting Principles in the United States (“GAAP”) prescribe how we account for stock-based compensation, which could adversely or negatively impact our results of operations or the price of our common stock. GAAP requires us to recognize stock-based compensation as compensation expense in the statement of operations generally based on the fair value of equity awards on the date of the grant, with compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. The expenses associated with stock-based compensation may reduce the attractiveness of issuing equity awards under our equity incentive plan. However, if we do not grant equity awards, or if we reduce the number of equity awards we grant, we may not be able to attract and retain key personnel. If we grant more equity awards to attract and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. The issuance of equity-based compensation to our IT professionals would also result in additional dilution to our stockholders.
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
We have significant operations in CIS and CEE countries which are generally considered to be emerging markets. CEE includes Albania, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Republic of Macedonia, Romania, Russia, Serbia and Montenegro, Slovakia, Slovenia, the former Yugoslav Republic of Macedonia, Turkey and Ukraine. The CIS is comprised of constituents of the former U.S.S.R., including Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Investors in emerging markets should be aware that these markets are vulnerable to market downturns and economic slowdowns elsewhere in the world and are subject to greater risks than more developed markets, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions or sanctions, tax increases, fluctuations in exchange rates, inflation and unstable political and military situations, and labor issues. Investors should also note that emerging economies such as the economies of Belarus, Russia, Ukraine, Kazakhstan and Hungary are subject to rapid change and that the information set forth in this annual report may become outdated relatively quickly. Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, in light of those risks, an investment in our common stock is appropriate.
Our Ukrainian and Russian operations may be adversely affected by ongoing developments in the Ukraine.
Ukraine has been undergoing heightened political turmoil since the removal of President Yanukovych from power by the Ukrainian parliament in late February 2014, which was followed by reports of Russian military activity in the Crimean region. The situation in the Ukraine is rapidly developing, and we cannot predict the outcome of developments there or the reaction to such developments by U.S., European, U.N. or other international authorities.
We have delivery centers in the Ukraine employing approximately 2,600 engineers, none of which are located in Crimea. We also have delivery centers in Russia, employing approximately 1,300 personnel located in various cities including Moscow and St. Petersburg. At present we have not experienced any interruption in our office infrastructure, utility supply or Internet connectivity. All EPAM offices remain open and fully functional, including those we use in the Ukraine and Russia to support our clients. We continue to monitor the situation closely. Our contingency plans include relocating work or personnel to other locations and adding new locations, as appropriate. We have no way to predict the progress or outcome of the situation, as the political and civil unrest and reported military activities are fluid and beyond our control.  Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations.
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
A substantial portion of our clients is concentrated in four specific industry verticals: Banking and Financial Services, ISVs and Technology, Business Information and Media, and Travel and Consumer. Clients in Banking and Financial Services accounted for 28.2%, 25.8%, and 22.9% of our revenues in 2013, 2012 and 2011, respectively. Clients in ISVs and Technology accounted for 24.3%, 24.6%, and 25.2% of our revenues in 2013, 2012 and 2011, respectively. Our business growth largely depends on continued demand for our services from clients in these four industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource IT services.
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
Implementing our services also involves a significant commitment of resources over an extended period of time from both our clients and us. Our clients may experience delays in obtaining internal approvals or delays associated with technology, thereby further delaying the implementation process. Our current and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to whom we have devoted significant time and resources. Any significant failure to generate revenues or delays in recognizing revenues after incurring costs related to our sales or services process could materially adversely affect our business.
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
Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are exempt or levied at a reduced rate on a variety of taxes, including a 100% exemption from Belarusian income tax (which as of the date of this annual report was 18% and an exemption from the value added tax, for a period of 15 consecutive years effective July 1, 2006). In addition, our subsidiary in Hungary benefits from a tax credit of 10% of qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. We have been able to take the full 70% credit for 2007 to 2012. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, however, will be allowed through 2014. We anticipate full utilization up to the 70% limit until 2014, with full phase out in 2015. Our subsidiary in Russia benefits from a substantially reduced rate on social contributions and an exemption on value added tax in certain circumstances, which is a benefit to qualified IT companies in Russia. If the tax holiday relating to our Belarusian subsidiary, the tax incentives relating to our Hungarian subsidiary or the lower tax rates and social contributions relating to our Russian subsidiary are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our effective income tax rate and/or our operating expenses would increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Provision for Income Taxes.”
Changes in, or interpretations of, accounting principles could have a significant impact on our financial position and results of operations
We prepare our Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). These principles are subject to interpretation by the Securities and Exchange Commission (“SEC”) and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting.
Our agreement with one of our largest clients gives it the option to assume the operations of one of our offshore development centers, and the exercise of that option could result in a loss of future revenues and adversely affect our results of operations.
During the four-year term of our agreement with one of our largest clients, which ends in December 2014 unless extended by the client, the client is entitled to request us to transfer to it or its designees all of the operating relationships, including employment relationships with the employees dedicated to the offshore development center and contracts with subcontractors, at a pre-determined transfer price dependent on the experience level of the transferred employee and the duration such employee worked on projects for the client. We are required to transfer assets that have already been financed by the client under our agreement, such as our offshore development center dedicated to the client, at a de minimis pre-agreed price. Since our client has already financed such assets, the carrying value of such assets is de minimis. In addition to the above amounts, the client is also required to pay a negotiated value or book value for the assets to be transferred that have not already been financed by the client. This client accounted for 9.6%, 9.2% and 6.3% of our revenues in 2013, 2012 and 2011, respectively. In addition, under our agreement, the client has the right to step in and take over all or part of the offshore development center in certain instances, including if we are in material default under certain provisions of our agreement, such as those related to the level or quality of our services, or the client has determined it is otherwise obliged to do so in emergencies or for regulatory reasons. In the event the client takes over any services we provide under our agreement, it will not be obligated to pay us for the provision of those services. If the client exercises these rights, we would lose future revenues related to the services we provide to the client, as well as lose some of our assets and key employees, and our losses may not be fully covered by the contractual payment, which could adversely affect our results of operations.
Undetected software design defects, errors or failures may result in loss of or delay in market acceptance of our services or in liabilities that could materially adversely affect our business.
Our software development solutions involve a high degree of technological complexity, have unique specifications and could contain design defects or software errors that are difficult to detect and correct. Errors or defects may result in the loss of current clients and loss of, or delay in, revenues, loss of market share, loss of client data, a failure to attract new clients or achieve market acceptance, diversion of development resources and increased support or service costs. We cannot provide assurance that, despite testing by our clients and us, errors will not be found in new software product development solutions, which could result in litigation and other claims for damages against us and thus could materially adversely affect our business.
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
Our employee loans expose us to lending risks
At December 31, 2013, we had $6.4 million, or 1.5%, of our total assets, of loans issued to employees. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained though their employment with EPAM and may be adversely affected by changes in macroeconomic situations, such as higher unemployment levels, foreign currency devaluation and inflation. Additionally, continuing financial stability of the borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors. See Note 5 of our consolidated financial statements in Part IV, “Item 15. Exhibits, Financial Statement Schedules — Audited Consolidated Financial Statements,” for further information regarding these loans.

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
The holders of patents and other intellectual property rights potentially relevant to our service offerings may make it difficult for us to acquire a license on commercially acceptable terms. In addition, we may be unaware of intellectual property registrations or applications relating to our services that may give rise to potential infringement claims against us. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies.
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
Anti-outsourcing legislation and restrictions on immigration, if adopted, may affect our ability to compete for and provide services to clients in the United States or other countries, which could hamper our growth and cause our revenues to decline.
The vast majority of our employees are nationals of CIS and CEE countries. Some of our projects require a portion of the work to be undertaken at our clients’ facilities which are sometimes located outside the CIS and CEE. The ability of our employees to work in the United States, Europe, the CIS and CEE, and other countries outside the CIS and CEE depends on their ability to obtain the necessary visas and work permits. Historically, the process for obtaining visas for nationals of CIS and CEE countries to certain countries, including the United States and Europe, has been lengthy and cumbersome. Immigration laws in the United States and in other countries are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions.
In addition, the issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest source of revenues.
Many organizations and public figures in the United States and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT services providers and the loss of jobs in their home countries. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are currently under consideration in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. In particular, it is possible that pending legislation in the United States may impose restrictions on our ability to deploy employees holding U.S. work visas to client locations, which could adversely impact our ability to do business in the jurisdictions in which we have clients. It is generally difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or maintaining business visas for our employees. However, if enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain work visas. Our reliance on visas for a number of employees makes us vulnerable to such changes and variations as it affects our ability to staff projects with employees who are not citizens of the country where the work is to be performed. We may not be able to obtain a sufficient number of visas for our employees or we may encounter delays or additional costs in obtaining or maintaining such visas, in which case we may not be able to provide services to our clients on a timely and cost-effective basis or manage our sales and delivery centers as efficiently as we otherwise could, any of which could hamper our growth and cause our revenues to decline.
Similarly, legislation enacted in certain European jurisdictions and any future legislation in European jurisdictions or any other country in which we have clients restricting the performance of services from an offshore location could also materially adversely affect our business, financial condition and results of operations. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union countries, and provides that if a company outsources all or part of its business to an IT services provider or changes its current IT services provider, the affected employees of the company or of the previous IT services provider are entitled to become employees of the new IT services provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous IT services provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims, we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other European Union countries who have adopted similar laws. This legislation could materially affect our ability to obtain new business from companies in the United Kingdom and European Union and to provide outsourced services to companies in the United Kingdom and European Union in a cost-effective manner.
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
Revenues from clients outside North America represented 47.8%, 50.8% and 48.8% of our revenues excluding reimbursable expenses for 2013, 2012 and 2011, respectively. We anticipate that clients outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe and the CIS. In addition, the majority of our employees, along with our development and delivery centers, are located in the CIS and CEE. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions.
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
International hostilities, terrorist activities, other violence or war, natural disasters, pandemics and infrastructure disruptions could delay or reduce the number of new service orders we receive and impair our ability to service our clients.
Hostilities and acts of terrorism, violence or war, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our clients. We may be unable to protect our people, facilities and systems against any such occurrences. Such events may cause clients to delay their decisions on spending for IT services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could materially adversely affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified IT professionals, these events could make it difficult or impossible for us to deliver services to some or all of our clients. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled IT professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.
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
As of March 1, 2014, to our knowledge, our greater than 5% stockholders, directors and executive officers and entities affiliated with them own approximately 46.3% of the outstanding shares of our common stock, which includes approximately 16.7% of the outstanding shares of our common stock owned by affiliates of Siguler Guff & Company. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors, the approval of merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Companies doing business in emerging markets, such as CIS and CEE countries, are subject to significant economic risks.
CIS and CEE countries are generally considered to be emerging markets. Investors in emerging markets should be aware that these markets are subject to greater risks than more developed markets, including significant economic risks. The economies of CIS and CEE countries, like other emerging economies, are vulnerable to market downturns and economic slowdowns elsewhere in the world. The economies of Belarus, Russia, Ukraine, Hungary and other CIS and CEE countries where we operate have experienced periods of considerable instability and have been subject to abrupt downturns. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies such as in the CIS and CEE could dampen foreign investment in these markets and materially adversely affect their economies. In addition, deterioration in macroeconomic conditions, such as the recent debt crisis in Europe, could require us to reassess the value of goodwill for potential impairment. This goodwill is subject to impairment tests on an ongoing basis. Weakening macroeconomic conditions in the countries in which we operate and/or a significant difference between the performance of an acquired company and the business case assumed at the time of acquisition could require us to write down the value of the goodwill or a portion of such value. These risks may be compounded by incomplete, unreliable or unavailable economic and statistical data on CIS and CEE countries, including elements of the information provided in this annual report. Similar statistics may be obtainable from other non-official sources, although the underlying assumptions and methodology, and consequently the resulting data, may vary from source to source. Economic instability in CIS or CEE countries where we operate and any future deterioration in the international economic situation could materially adversely affect our business, financial condition and results of operations.
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
The untested nature of much of recent legislation in the countries in which we operate and the rapid evolution of their legal systems may result in ambiguities, inconsistencies and anomalies in the application and interpretation of laws and regulations. Any of these factors may affect our ability to enforce our rights under our contracts or to defend ourselves against claims by others, or result in our being subject to unpredictable requirements, and could materially adversely affect our business, financial condition and results of operations.
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
Although we are a Delaware corporation, subject to suit in the United States and other courts, many of our assets are located in Belarus, Russia, Ukraine and other CIS countries, and one of our directors and his assets are located outside the United States. Although arbitration awards are generally enforceable in CIS countries, judgments obtained in the United States or in other foreign courts, including those with respect to U.S. federal securities law claims, may not be enforceable in many CIS countries, including Belarus, Russia and Ukraine. There is no mutual recognition treaty between the United States and Belarus, Russia or Ukraine. Therefore, it may be difficult to enforce any U.S. or other foreign court judgment obtained against any of our operating subsidiaries in CIS countries.
Our stock price is volatile.
Our common stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by our competitors and us, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, our stock price may significantly decline.
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

The table below sets forth our principal properties:

Location	Square Meters Leased	Square Meters Owned	Total Square Meters
Delivery Centers and Client Management Locations:
Belarus	26,909	7,655	34,564
Ukraine	27,783	—	27,783
Russia	14,906	—	14,906
Hungary	9,851	—	9,851
Kazakhstan	3,119	—	3,119
United States	2,982	—	2,982
Canada	810	—	810
United Kingdom	365	—	365
Sweden	220	—	220
Switzerland	122	—	122
Poland	86	—	86
Germany	—	—	—
Total	87,153	7,655	94,808
Executive Office:
Newtown, PA, United States	932	—	932
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

2013
Quarter Ended	High	Low
December 31	$39.00	$32.55
September 30	$35.13	$25.36
June 30	$27.52	$20.97
March 31	$23.68	$18.98

2012
Quarter Ended	High	Low
December 31	$20.99	$17.32
September 30	$19.64	$13.94
June 30	$23.62	$14.72
March 31	$21.25	$13.25

As of March 1, 2014, we had approximately 38 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning February 8, 2012, which is the date of our initial public offering, and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)
Among EPAM, the S&P 500 Index and a Peer Group Index(3) (Capitalization Weighted)

	Company / Index
Base Period	EPAM Systems, Inc.	S&P 500 Index	Peer Group Index
12/31/2013	$249.57	$136.92	$124.18
9/30/2013	$246.43	$124.56	$103.03
6/30/2013	$194.14	$118.99	$80.39
3/31/2013	$165.93	$116.24	$99.89
12/31/2012	$129.29	$105.65	$85.86
9/30/2012	$135.29	$106.72	$89.48
6/30/2012	$121.36	$100.90	$83.91
3/31/2012	$146.57	$104.33	$102.94
2/8/2012	$100	$100	$100

———
(1)	Graph assumes $100 invested on February 8, 2012, in our common stock, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	We have constructed a Peer Group Index of other information technology consulting firms consisting of Virtusa Corporation (NASDAQ:VRTU), Cognizant Technology Solutions Corp. (NASDAQ:CTSH), Infosys Ltd ADR (NYSE:INFY), Sapient Corporation (NASDAQ:SAPE), Syntel, Inc. (NASDAQ:SYNT) and Wipro Ltd. (ADR) (NYSE:WIT).

Equity Compensation Plan Information
The following table sets forth information about awards outstanding as of December 31, 2013 and securities remaining available for issuance under our 2012 Long-Term Incentive Plan (the “2012 Plan”), the 2006 Stock Option Plan (the “2006 Plan”) and the 2012 Non-Employee Directors Compensation Plan (the “2012 Directors Plan”) as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	5,823,536	(2)	$13.99	(3)	7,609,671	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	5,823,536		$13.99		7,609,671

(1)	This table includes the following stockholder approved plans: the 2012 Plan, the 2006 Plan and the 2012 Directors Plan. Restricted stock grant made to Mr. Robb on January 16, 2012 is not included.
(2)
Represents the number of underlying shares of common stock associated with outstanding options under our stockholder approved plans and is comprised of 3,176,415 shares underlying options granted under our 2012 Plan and 2,647,121 shares underlying options granted under our 2006 Plan.

(3) (4)
Represents weighted-average exercise price of stock options outstanding under the 2012 Plan and the 2006 Plan.
Represents the number of shares available for future issuances under our stockholder approved equity compensation plans and is comprised of 7,042,568 shares available for future issuance under the 2012 Plan (including (i) any shares that were available for issuance under the 2006 Plan as of its discontinuance date and that became available for issuance under the 2012 Plan and (ii) any shares that were subject to outstanding awards under the 2006 Plan and have expired or terminated or were cancelled between the discontinuance date of the 2006 Plan and December 31, 2013 and therefore became available for issuance under the 2012 Plan) and 567,103 shares available for future issuances under the 2012 Directors Plan. Does not include 2,647,121 shares that are subject to outstanding awards as of December 31, 2013 under the 2006 Plan and that will be available for awards to be granted under the 2012 Plan if they expire or terminate for any reason prior to exercise or if they would otherwise return to the 2012 Plan's share reserve.

Unregistered Sales of Securities
There were no unregistered sales of securities during the quarterly period ended December 31, 2013.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of equity securities by the issuer and affiliated purchasers during the quarterly period ended December 31, 2013.

Item 6.                                        Selected Financial Data
We have derived the selected consolidated statements of income data for the years ended December 31, 2013, 2012 and 2011 and selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011from our audited consolidated financial statements and related notes included in this annual report. We have derived the selected consolidated statements of income data for the years ended December 31, 2009 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$555,117	$433,799	$334,528	$221,824	$149,939
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	347,650	270,361	205,336	132,528	88,027
Selling, general and administrative expenses	116,497	85,868	64,930	47,635	39,248
Depreciation and amortization expense	15,120	10,882	7,538	6,242	5,618
Goodwill impairment loss	—	—	1,697	—	—
Other operating (income)/ expenses, net	(643)	682	19	2,629	1,064
Income from operations	76,493	66,006	55,008	32,790	15,982
Interest and other income, net	3,077	1,941	1,422	486	42
Foreign exchange loss	(2,800)	(2,084)	(3,638)	(2,181)	(1,617)
Income before provision for income taxes	76,770	65,863	52,792	31,095	14,407
Provision for income taxes	14,776	11,379	8,439	2,787	879
Net income	$61,994	$54,484	$44,353	$28,308	$13,528

Net income per share of common stock(1):
Basic (common)	$1.35	$1.27	$0.69	$0.84	$0.23
Basic (puttable common)	$—	$—	$1.42	$0.84	$0.23
Diluted (common)	$1.28	$1.17	$0.63	$0.79	$0.22
Diluted (puttable common)	$—	$—	$0.77	$0.79	$0.22
Shares used in calculation of net income per share of common stock:
Basic (common)	45,754	40,190	17,094	17,056	16,719
Basic (puttable common)	—	—	18	141	153
Diluted (common)	48,358	43,821	20,473	19,314	18,474
Diluted (puttable common)	—	—	18	141	153

(1)
In connection with the completion of our initial public offering, we effected an 8-for-1 common stock split as of January 19, 2012. All historical common stock and per share information has been changed to reflect the common stock split.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$169,207	$118,112	$88,796	$54,004	$52,927
Accounts receivable, net	95,431	78,906	59,472	41,488	27,450
Unbilled revenues	43,108	33,414	24,475	23,883	13,952
Property and equipment, net	53,315	53,135	35,482	25,338	23,053
Total assets	432,877	350,814	235,613	170,858	135,407
Accrued expenses and other liabilities	20,175	19,814	24,782	15,031	4,928
Deferred revenue	5,076	7,632	6,949	5,151	4,417
Revolving line of credit	—	—	—	—	7,000
Total liabilities	56,776	64,534	54,614	35,900	30,196
Preferred stock; Series A-1 convertible redeemable preferred stock and Series A-2 convertible redeemable preferred stock	—	—	85,940	68,377	87,413
Total stockholders’ equity	376,101	286,280	95,059	66,249	16,534

Item 7.                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included elsewhere in this annual report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Item 7A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. Please note that we effected an 8-for-1 common stock split on January 19, 2012, and all historical common stock and per share information has been changed to reflect the common stock split.
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
We have client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Russia, Switzerland, Netherlands, Kazakhstan, Singapore, Hong Kong and Australia. Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the Commonwealth of Independent States (the “CIS”). Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland are strategically located in centers of software engineering talent and educational excellence across the CEE and CIS. The majority of our employees are located in these delivery centers with compensation and benefits related to this pool of resources being the primary component of our operating expenses. Additionally, our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, such as computers and office space, enhance our productivity levels and enable us to better manage efficiency of our global operations by maintaining adequate resource utilization levels and implementing company-wide cost-management programs. As a result, we have managed to create a relatively homogeneous delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, thereby further strengthening our relationships with them.
Our focus on delivering quality to our clients is reflected by an average of 93.9% and 78.4% of our revenues in 2013 coming from clients that had used our services for at least one and two years, respectively.
Overview of 2013
During the year ended December 31, 2013, total revenues grew by approximately 28.0% compared to 2012, powered by growth in North America and Europe. Our performance remained strong in Banking and Financial Services and ISVs and Technology verticals, which increased 39.7% and 26.3%, respectively, over the corresponding period in 2012.
During 2013, we also managed to reverse a negative growth trend in the Business Information and Media vertical caused by declining revenues from one of our major customers, Thomson Reuters. Revenues from our Business Information and Media vertical increased 21.3% in 2013 as compared to 2012 and, excluding the impact of declining revenues from Thomson Reuters, our Business Information and Media vertical revenues increased 55.6% in 2013 as compared to 2012.
Fiscal 2013 was also the year that showcased success of our strategic acquisitions of Thoughtcorp, Inc. (“Thoughtcorp”) and Empathy Lab, LLC (“Empathy Lab”), which we completed in 2012. Both acquisitions proved to be a natural fit into all of our core verticals and strengthened our value proposition in the North American market. Over a short period, we have managed to realize a number of expected synergies, including acquisition of a major customer within Travel and Consumer vertical, which has been on EPAM’s “top ten” list since the second quarter of 2013.
We remain committed to maintaining and improving a well-balanced portfolio of clients and seek to grow revenues from our clients by continually expanding the scope and size of our engagements, as well as by growing our key client base through both internal business development efforts and strategic acquisitions. During 2013, revenues from our top five and top ten customers accounted for 30.6% and 42.3%, respectively, which represents a decrease in customer concentration for the latter of approximately 2.1% as compared to 2012.

Change in Presentation of Certain Financial Information
As part of our discussion and analysis, we analyze revenues by vertical. The composition and organization of our verticals is fluid and the structure changes regularly in response to overall growth, new business acquisitions and changes in reporting structure. Prior to the third quarter of 2012, certain individually insignificant customers pertaining to acquired operations were aggregated for the purposes of presenting revenue by vertical. Effective third quarter of 2012, we have individually reassigned these customers to corresponding verticals. We believe this change is preferable as it allows us to more effectively analyze our verticals by aligning presentation of existing and acquired customers using a standardized approach. These changes do not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2010. In addition, we have revised our disclosures to present Travel and Hospitality and Retail and Consumer verticals as a single Travel and Consumer vertical. Changes for the year ended December 31, 2011 are presented in the table below.

	Year Ended December 31, 2011
	As Previously Reported		After Reclassification
	(in thousands, except percent)
ISVs and Technology	$87,369	26.2%	$84,246	25.2%
Banking and Financial Services	76,419	22.8	76,645	22.9
Travel and Consumer	71,706	21.4	71,488	21.4
Business Information and Media	62,350	18.6	63,988	19.1
Other verticals	30,508	9.2	31,985	9.6
Reimbursable expenses and other revenues	6,176	1.8	6,176	1.8
Revenues	$334,528	100.0%	$334,528	100.0%
Summary of Results of Operations and Non-GAAP Financial Measures
The following tables present a summary of our results of operations, by amount and as a percentage of revenues, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	(in millions, except percent)
Revenues	$555.1	100.0%	$433.8	100.0%	$334.5	100.0%
Income from operations	76.5	13.8	66.0	15.2	55.0	16.4
Net income	62.0	11.2	54.5	12.6	44.4	13.3
For 2013, we reported results of operations consistent with the continued execution of our strategy. In 2013, our operating expenses increased in line with increase in revenues. We continue to invest in our people, processes and infrastructure to support our goal to deliver high-quality offerings that meet the needs of our customers, differentiate our value proposition from that of our competition, and drive scale and growth across all geographies and verticals.
Key highlights of our consolidated results in 2013 as compared to 2012 were as follows:
•	Broad-based revenue growth from clients in our key verticals, and in particular within Banking and Financial Services and ISVs and Technology, which grew $44.4 million and $28.1 million, respectively, over 2012;
•	Higher growth rate as compared to 2012 demonstrated by our Business Information and Media, which increased revenues by 21.3% in 2013, compared to a decline in revenues of 2.5% in 2012 over 2011;
•	Continued penetration to the European market, where we experienced revenue growth of $45.0 million, or 29.0%, over 2012;
•	Income from operations was 13.8% of revenues in 2013 and increased by 15.9% compared to 2012. In addition to higher costs associated with compensation and benefits driven by increased headcount, included in income from operations in 2013 included $6.3 million of additional stock-based compensation expense and $0.8 million of social security taxes related to stock option exercises by our employees; and
•	During 2013, net income increased by 13.8% to 11.2% of revenues as compared to 12.6% in 2012. In addition to the factors affecting our operating expenses, our 2013 results were adversely affected by an increase in the effective tax rate by 1.9% to 19.2% from 17.3% in 2012, which was mainly driven by the changes in geographical distribution of our profits when compared to 2012.
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
We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We also believe these measures help investors compare our operating performance with our results in prior periods and compare our operating results with those of similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our condensed consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except percent)
GAAP Income from operations	$76,493	$66,006	$55,008
Stock-based compensation	13,150	6,826	2,866
One-time charges	(807)	584	—
Goodwill impairment	—	—	1,697
Amortization of purchased intangible assets	2,785	1,024	779
Acquisition-related costs	218	500	527
Non-GAAP Income from operations	$91,839	$74,940	$60,877

GAAP Operating margin	13.8%	15.2%	16.4%
Effect of the adjustments detailed above	2.7	2.1	1.8
Non-GAAP Operating margin	16.5%	17.3%	18.2%

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
See our “Results of Operations” section below for a more detailed discussion and analysis of these charges.
We have significant international operations, and we earn revenues and incur expenses in multiple currencies. When important to management’s analysis, operating results are compared in “constant currency terms”, a non-GAAP financial measure that excludes the effect of foreign currency exchange rate fluctuations. The effect of rate fluctuations is excluded by translating the current period’s revenues and expenses into U.S. dollars at the weighted average exchange rates of the prior period of comparison. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this report for a discussion of our exposure to exchange rates.

Effects of Inflation
Economies in CIS countries such as Belarus, Russia and Ukraine have periodically experienced high rates of inflation. In particular, over a three-year period ended December 31, 2013, significant inflation has been reported in Belarus. The National Statistical Committee of Belarus estimated that inflation was approximately 118.3% in 2013, 109.7% in 2012 and 153.2% in 2011. In 2013, 2012 and 2011 we had 0.3%, 0.5% and 0.8% of our revenues, respectively, denominated in Belarusian rubles.
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

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except percent)
Revenues	$555,117	100.0%	$433,799	100.0%	$334,528	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	347,650	62.6	270,361	62.3	205,336	61.4
Selling, general and administrative expenses(2)	116,497	21.0	85,868	19.8	64,930	19.4
Depreciation and amortization expense	15,120	2.7	10,882	2.5	7,538	2.3
Goodwill impairment loss	—	—	—	—	1,697	0.5
Other operating (income)/ expenses, net	(643)	-0.1	682	0.2	19	0.0
Income from operations	76,493	13.8	66,006	15.2	55,008	16.4
Interest and other income, net	3,077	0.5	1,941	0.5	1,422	0.4
Foreign exchange loss	(2,800)	-0.5	(2,084)	-0.5	(3,638)	-1.1
Income before provision for income taxes	76,770	13.8	65,863	15.2	52,792	15.7
Provision for income taxes	14,776	2.6	11,379	2.6	8,439	2.5
Net income	$61,994	11.2%	$54,484	12.6%	$44,353	13.2%

(1)	Includes stock-based compensation expense of $4,823, $2,809 and $1,365 for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Includes stock-based compensation expense of $8,327, $4,017 and $1,501 for the years ended December 31, 2013, 2012 and 2011, respectively
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

Revenues by Service Offering
Software development includes software product development, custom application development services and enterprise application platforms services, and has historically represented, and we expect to continue to represent, the substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except percent)
Software development	$374,426	67.4%	$290,139	66.8%	$219,211	65.5%
Application testing services	109,222	19.7	85,849	19.8	67,840	20.3
Application maintenance and support	45,971	8.3	36,056	8.3	29,287	8.8
Infrastructure services	14,433	2.6	12,424	2.9	8,488	2.5
Licensing	3,439	0.6	2,914	0.7	3,526	1.1
Reimbursable expenses and other revenues	7,626	1.4	6,417	1.5	6,176	1.8
Revenues	$555,117	100.0%	$433,799	100.0%	$334,528	100.0%
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

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except percent)
Banking and Financial Services	$156,340	28.2%	$111,941	25.8%	$76,645	22.9%
ISVs and Technology	134,970	24.3	106,852	24.6	84,246	25.2
Travel and Consumer	117,248	21.1	95,965	22.1	71,488	21.4
Business Information and Media	75,677	13.6	62,398	14.4	63,988	19.1
Other verticals	63,256	11.4	50,226	11.6	31,985	9.6
Reimbursable expenses and other revenues	7,626	1.4	6,417	1.5	6,176	1.8
Revenues	$555,117	100.0%	$433,799	100.0%	$334,528	100.0%
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

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except percent)
North America	$281,738	50.8%	$206,901	47.7%	$165,126	49.4%
Europe	200,137	36.1	155,168	35.8	107,041	32.0
United Kingdom	108,892	19.6	98,346	22.7	70,989	21.2
Other	91,245	16.5	56,822	13.1	36,052	10.8
CIS	65,616	11.7	65,313	15.0	56,185	16.8
Russia	53,328	9.6	47,536	11.0	43,799	13.1
Other	12,288	2.1	17,777	4.0	12,386	3.7
Reimbursable expenses and other revenues	7,626	1.4	6,417	1.5	6,176	1.8
Revenues	$555,117	100.0%	$433,799	100.0%	$334,528	100%
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
The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except percent)
Time-and-material	$456,938	82.3%	$364,853	84.1%	$287,965	86.1%
Fixed-price	87,114	15.7	59,615	13.7	36,861	11.0
Licensing	3,439	0.6	2,914	0.7	3,526	1.1
Reimbursable expenses and other revenues	7,626	1.4	6,417	1.5	6,176	1.8
Revenues	$555,117	100.0%	$433,799	100.0%	$334,528	100.0%
Revenues by Client Concentration
We have grown our revenues from our clients by continually expanding the scope and size of our engagements, and we have grown our key client base through internal business development efforts and several strategic acquisitions.
Our focus on delivering quality to our clients is reflected by an average of 93.9% and 78.4% of our revenues in 2013 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts. The number of clients that accounted for over $5.0 million in annual revenues increased to 22 in 2013 from 10 in 2010, and the number of clients that generated at least $0.5 million in revenues increased to 147 in 2013 from 72 in 2010.
The following table sets forth revenues contributed by our top five and top ten clients by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except percent)
Top client	$53,136	9.6%	$39,854	9.2%	$35,903	10.7%
Top five clients	169,987	30.6	134,484	31.0	107,171	32.0
Top ten clients	234,955	42.3	192,426	44.4	149,094	44.6
One customer, Thomson Reuters, accounted for over 10% of our revenues in 2011. There were no customers with revenues in excess of 10% in either 2013, or 2012. The volume of work we perform for specific clients is likely to vary from year to year, as we are typically not any client’s exclusive external IT services provider, and a major client in one year may not contribute the same amount or percentage of our revenues in any subsequent year.

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
In addition, cost of revenues is dependent on utilization levels. Some of our IT professionals are specially trained to work for specific clients or on specific projects, and some of our offshore development centers are dedicated to specific clients or specific projects. Our ability to manage our utilization levels depends significantly on our ability to hire and train high-performing IT professionals and to staff projects appropriately, and on the general economy and its effect on our clients and their business decisions regarding the use of our services.
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
Provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2013, 2012 and 2011, we had $69.8 million, $56.6 million and $49.9 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. The statutory tax rate in our foreign jurisdictions is lower than the statutory U.S. tax rate. Additionally, we have secured special tax benefits in Belarus and Hungary as described below. As a result, our provision for income taxes is low in comparison to income before taxes due to the benefit received from increased income earned in low tax jurisdictions. The foreign tax rate differential represents this significant reduction. Changes in the geographic mix or estimated level of annual pre-tax income can also affect our overall effective income tax rate.
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
Our domestic income before provision for income taxes differs from the North America segment income before provision for income taxes because segment operating profit is a management reporting measure, which does not take into account most corporate expenses, as well as the majority of non-operating costs and stock compensation expenses. We do not hold our segment managers accountable for these expenses, as they cannot influence these costs within the scope of their operating authority, nor do we believe it is practical to allocate these costs to specific segments, as they are not directly attributable to any specific segment. All our segments are treated consistently with respect to such expenses when determining segment operating profit.

2013 Compared to 2012
Revenues
Revenues were $555.1million and $433.8 million in 2013 and 2012, respectively, representing an increase of 28.0%. The increase was attributable to a combination of factors, including higher sales to existing and acquisition of new customers, which contributed $98.4 million and $21.7 million, respectively, to consolidated revenue growth. In addition, total revenues in 2013 and 2012 included $7.6 million and $6.4 million of reimbursable expenses and other revenues, respectively, which increased by 18.8% in 2013 as compared to 2012, but remained relatively flat as a percentage of revenues.
During the year ended December 31, 2013, North America, our largest geography, grew $74.8 million, or 36.2%, as compared with the year ended December 31, 2012. As a percentage of revenues, our North American geography accounted for 50.8% in 2013, which represented an increase of 3.1% over 2012. The growth in North America was driven by many realized opportunities in virtually every vertical. In particular, our ISVs and Technology vertical grew 30.0% as compared to 2012, primarily driven by an expansion of existing client relationships, which accounted for $25.9 million, or 91.6%, of the growth of this vertical over 2012. Solid performance of our North American geography was also a reflection of additional revenue streams created by our 2012 acquisitions. This was especially noticeable in the Business Information and Media vertical, which grew 8.9% in 2013 as compared to 2012 despite a significant decrease in revenues from one of our largest customers, Thomson Reuters. Without the impact of declining revenues from this customer, the Business Information and Media vertical increased $11.6 million, or 43.6% in 2013 over the corresponding periods of 2012. Additionally, our Travel and Consumer vertical grew $18.7 million, or 55.1%, in 2013 as compared to 2012 and accounted for 25.0% of total growth in our North American geography in 2013. Most of this increase was attributable to revenues from one of our strategic customers acquired in 2012, which had been on our “top ten” customer list since the second quarter of 2013. During the year ended December 31, 2013, revenues from this customer accounted for 20.7% of total revenue growth in North America, respectively.
During the year ended December 31, 2013, the Banking and Financial Services vertical remained our dominant vertical in Europe and accounted for 78.9% of total revenue growth in this geography. In 2013, revenues from Banking and Financial Services vertical increased $35.5 million, or 49.8%, over 2012. It was also our largest and fastest growing vertical on a consolidated basis. Strong performance of this vertical can be attributed to an increased demand for our services and ongoing relationship with existing customers located in Europe. In particular, 29.5% of total revenue growth during 2013 over the 2012 results was attributable to increased business from certain of our largest Banking and Financial Services customers located in the United Kingdom and Switzerland. Additionally, over the course of the year ended December 31, 2013, our Business Information and Media vertical grew significantly into the European markets. During the year ended December 31, 2013, this vertical increased $7.3 million, or 86.5%, over 2012, and accounted for 16.2% of the total growth in the European geography.
Revenues in the CIS geography increased $0.3 million, or 0.5%, in 2013 as compared to 2012. A slower growth rate as compared with the performance of other geographies in 2013 was due to a combination of factors. Following the addition of a number of new customers in the fourth quarter of 2012, revenues from our Travel and Consumer vertical increased $2.7 million, or 49.1%, in 2013 as compared with 2012. However, that growth in the Travel and Consumer vertical was more than offset by a lower growth rate in the Banking and Financial Services vertical, the largest vertical in this geography, which increased $2.6 million, or 8.1%, in 2013 over 2012. In addition, included in 2012 results were $4.0 million of revenues recognized upon completion of a fixed-priced project that did not recur in 2013.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the years ended December 31, 2013 and 2012, cost of revenues (exclusive of depreciation and amortization) was $347.7 million and $270.4 million, respectively, representing an increase of 28.6% in 2013 over the corresponding period of 2012.
The increase in cost of revenues (exclusive of depreciation and amortization) in 2013 as compared to 2012 was primarily driven by a net increase of 845 IT professionals, from 8,495 as of December 31, 2012, to 9,340 as of December 31, 2013, to support the growth in demand for our services. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 0.3% in 2013, as compared to the corresponding period of 2012, primarily as a result of higher compensation and benefits of our IT professionals.
Selling, General and Administrative Expenses
During the year ended December 31, 2013, selling, general and administrative expenses were $116.5 million, representing an increase of 35.7% from $85.9 million in the corresponding period of 2012. As a percentage of revenues, selling, general and administrative expenses increased to 21.0% in 2013, or 1.2%, compared to 2012. Most of this increase was attributable to higher compensation and benefits of our non-production staff in 2013 as compared to 2012 as we continued to invest into key areas, including sales, industry expertise, and other functions supporting global operations. In addition, selling, general and administrative expenses included $3.3 million of additional stock-based compensation expense related to our 2012 acquisitions, which caused our selling, general, and administrative expenses to increase by 0.5% as a percentage of revenues in 2013 over 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense was $15.1 million in 2013, representing an increase of $4.2 million over 2012. The increase was driven by additional capital expenditures to support headcount growth. As a percentage of revenues, depreciation and amortization expense increased to 2.7% in 2013 from 2.5% in 2012 primarily as a result of $1.9 million of additional expenses related to amortization of purchased intangible assets acquired in 2012.
Other Operating (Income)/ Expenses, Net
Net other operating income was $0.6 million in 2013 as compared to $0.7 million of expenses recorded in the corresponding period of 2012. Net other operating expenses recorded in 2012 were primarily attributable to the issuance of 53,336 shares of common stock to Instant Information Inc., a 2010 asset acquisition, upon the completion of our initial public offering in the first quarter of 2012, which did not recur in 2013. Additionally, during 2013 we received $0.8 million in connection with prior-year write-offs of other assets.
Interest and Other Income, Net
Net interest and other income was $3.1 million in 2013, representing an increase of 58.5% from $1.9 million received in 2012. The increase was largely driven by an increase in interest income earned on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans in 2013 which accounted for $0.3 million.
Provision for Income Taxes
Our worldwide effective tax rate was 19.2% and 17.3% in 2013 and 2012, respectively. The increase in the worldwide effective tax rate in 2013, as compared to the corresponding period of 2012, was primarily due to (a) a higher portion of pre-tax profits attributable to our North American tax jurisdiction as a result of an acquisition completed in the second half of 2012; and (b) a relative shift in offshore services performed in Belarus, where we currently entitled to a 100% exemption from Belarusian income tax, to Ukraine, and, to a lesser extent, Russia, both of which have higher income tax rates.
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

Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. We use globally integrated support organizations to realize economies of scale and efficient use of resources. As a result, a majority of our expenses is shared by all segments. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount. However, certain expenses are not specifically allocated to specific segments, as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations.
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows for the years ended December 31:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Total segment revenues:
North America	$284,636	$197,271	$151,707
Europe	204,150	168,913	123,510
Russia	55,764	50,552	46,219
Other	10,493	16,986	12,851
Total segment revenues	$555,043	$433,722	$334,287
Segment operating profit:
North America	$66,814	$38,671	$33,744
Europe	34,573	32,750	25,098
Russia	7,077	9,049	10,445
Other	844	6,985	2,416
Total segment operating profit	$109,308	$87,455	$71,703
2013 Compared to 2012
North America Segment
During the years ended December 31, 2013 and 2012, revenues from the North America segment were 51.3% and 45.5% of total segment revenues, respectively, representing an increase of $87.4 million, or 44.3%, in 2013 over the 2012 results. The North America segment's operating profits increased by $28.1 million, or 72.8%, as compared to the corresponding period of 2012, to $66.8 million net profit from the segment’s operations.
The increase in revenues during year ended December 31, 2013, was primarily driven by continued expansion of existing client relationships, as well as by revenues contributed by new clients, including through the acquisitions of Thoughtcorp and Empathy Lab completed in 2012. Within the segment, revenue from our ISVs and Technology vertical increased $29.0 million, or 32.3%, in 2013 as compared to the corresponding period of 2012, representing 33.2% of the overall segment growth. Our Travel and Consumer vertical was the fastest growing vertical in 2013 with revenues increasing by $26.5 million, or 94.6%, in 2013 as compared to the corresponding period in 2012. The increase in the segment’s operating profit in 2013 as compared to 2012 was primarily driven by increased revenues and improved profitability, partially offset by an increase in compensation and benefits of our IT professionals primarily as a result of added headcount to support our revenue growth and continued demand for onsite resources.
Europe Segment
During the years ended December 31, 2013 and 2012, revenues from Europe segment were 36.8% and 38.9% of total segment revenues, respectively, representing an increase of $35.2 million, or 20.9%, in 2013 over the 2012 results. During 2013, the Europe segment’s operating profits increased by $1.8 million, or 5.6%, as compared to the corresponding period of 2012, to $34.6 million net profit from the segment’s operations.
Europe continues to be a rapidly growing segment in our portfolio, given our nearshore delivery capabilities, and our value proposition in delivering quality software engineering solutions and services is continuing to gain considerable traction with European-based clients. Within the segment, growth was the strongest in our Banking and Financial Services vertical, with 2013 revenues increasing by approximately $36.9 million, or 52.0%, over the corresponding period of 2012. The decrease in the segment’s operating profit as a percentage of the European segment’s revenues in 2013 as compared to 2012, was primarily due to an increase in compensation expense relative to recognized service revenues in 2013 as compared to 2012.

Russia Segment
During the years ended December 31, 2013 and 2012, revenues from our Russia segment were 10.0% and 11.7% of total segment revenues, respectively. In 2013, revenues from the Russia segment were $55.8 million, representing an increase of $5.2 million, or 10.3%, over the 2012 results. During 2013, our Russia segment's operating profits decreased by $2.0 million, or 21.8%, as compared to the corresponding period of 2012, to $7.1 million net profit from the segment’s operations.
Within the segment, 2013 revenues from the Banking and Financial Services and Travel and Consumer verticals increased $2.4 million and $2.8 million, respectively, accounting for most of the segment's growth in the period indicated. The decrease in operating profits of the Russia segment in 2013 when compared to 2012 was primarily attributable to revenue recognition delays related to fixed-price projects. Revenue recognition on such projects is susceptible to timing delays. As a result, there may be instances where we record the cost related to the performance of services with no associated revenue recognized in the period that services were rendered. In particular, we estimate a total of $2.5 million of revenues remained unrecognized as of December 31, 2013 in the Russia segment, with related costs reflected in the segment's operating results for the year then ended. Similarly, we may record revenue in a period where the underlying expenses have been recorded in a previous period, which would significantly improve the operating margin of the Russia segment in the period of recognition. Consequently, a higher concentration of fixed-price projects in the Russia segment affects the period-over-period comparability of the segment’s operating results.
Other Segment
During the year ended December 31, 2013, revenues from the Other segment were $10.5 million, or 1.9% of total segment revenues, representing a decrease of $6.5 million, or 38.2%, from the 2012 results. During 2013, our Other segment's operating profits decreased by $6.1 million, as compared to the corresponding period of 2012, to $0.8 million.
The decrease in revenues and operating profits of the Other segment in 2013, as compared to 2012, was primarily attributable to a completion of a large fixed-priced project in 2012 with $4.6 million revenues and $2.5 million operating profit recognized in 2012 that did not recur in 2013. In addition, the fourth quarter of 2012 benefited significantly from fixed-priced project with one of our largest customers in that segment that did not recur in 2013.
2012 Compared to 2011
North America Segment
Our North America segment accounted for 45.5% of total segment revenues in both 2012 and 2011. North America revenues increased by $45.6 million, or 30.0%, from $151.7 million in 2011 to $197.3 million in 2012. The increase in revenues was primarily driven by continued expansion of existing client relationships as well as revenues contributed by new clients. Additionally, two acquisitions completed in 2012 contributed approximately $7.7 million, or 16.7%, to the overall segment growth during the period. Within the segment, revenue from our ISVs and Technology and Travel and Consumer verticals increased by approximately $22.8 million and $10.8 million, respectively, as compared to 2011, representing 73.7% of the overall segment growth.
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

Russia Segment
Our Russia segment comprised 11.7% of total segment revenues in 2012, compared to 13.8% in 2011 with revenues increasing by $4.3 million, or 9.4%, from $46.2 million in 2011 to $50.6 million in 2012. Within the segment, revenue from Travel and Consumer and ISVs and Technology verticals increased by $3.2 million and $0.8 million, respectively, representing 93.0% of the overall segment growth in 2012.
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
Liquidity and Capital Resources
Capital Resources
At December 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $169.2 million and $40.0 million of available borrowings under our revolving line of credit. As of that date, $143.5 million of our total cash and cash equivalents was held outside the United States, including $72.5 million held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 4.3% during 2013.
We have a revolving line of credit with PNC Bank, National Association (the “Bank”). Effective January 15, 2013, we entered into a new agreement with the Bank (the “2013 Credit Facility”) which increased our borrowing capacity under the revolving line of credit from $30.0 million to $40.0 million and extended maturity of the new facility to January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. The 2013 Credit Facility is secured by all of our domestic tangible and intangible assets, as well as by 100% of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. The line of credit also contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. At December 31, 2013, we had no borrowings outstanding under the line of credit.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $143.2 million would be subject to foreign withholding taxes, of which $125.2 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing.
To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$58,225	$48,499	$54,520
Net cash used in investing activities	(21,820)	(59,627)	(17,408)
Net cash provided by/(used in) financing activities	15,501	38,847	(1,558)
Effect of exchange-rate changes on cash and cash equivalents	(811)	1,597	(762)
Net increase in cash and cash equivalents	$51,095	$29,316	$34,792
Cash and cash equivalents, beginning of period	118,112	88,796	54,004
Cash and cash equivalents, end of period	$169,207	$118,112	$88,796

Operating Activities
Net cash provided by operations increased by $9.7 million to $58.2 million in 2013 from $48.5 million net cash provided by operations in 2012. For 2013, net cash provided by operations was primarily comprised of net income of $22.3 million before accounting for non-cash items such as stock-based compensation, depreciation and amortization, bad debt expense, and other items aggregating to $14.8 million. Net increase in operating assets and liabilities in 2013 as compared to 2012, was primarily related to a reduction in prepaid and other assets by approximately $1.9 million as a result of non-recurring purchases made in 2012 coupled with a net increase in accrued expenses and trade payables of $2.0 million mainly due to a decrease in third party contractor expenses. This increase in operating cash flows was partially offset by higher billed and unbilled receivables of $7.6 million, which was mainly driven by increased volumes and higher ratio of fixed-priced projects in 2013 as compared to 2012, and a $6.1 million decrease in other net liabilities. The decrease in other net liabilities includes the effects of a higher portion of December salaries and related taxes released before the year-end in 2013 when compared to 2012; and a reduction in warranty revenues of $1.6 million related to several large non-recurring projects completed in prior periods.
Net cash provided by operations decreased by $6.0 million to $48.5 million during the year ended December 31, 2012 from $54.5 million net cash provided by operations during the same period in 2011. The increase in net income of $11.0 million before accounting for non-cash items in 2012 was more than offset by a decrease in accrued compensation of $15.3 million, primarily as a result of higher bonus payments relating to 2011 performance made in 2012 compared to such payments made in 2011.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2013 decreased by $37.8 million to $21.8 million, as compared to $59.6 million of net cash used in investing activities in 2012. The decrease in cash spent on investing activities in 2013 as compared to 2012, was primarily attributable to a $11.1 million decrease in payments made in connection with the construction of corporate facilities in Belarus combined with a $32.9 million decrease in payments made in connection with our 2012 acquisitions. The decrease was partly offset by net payments of $5.8 million made by us in relation to employee loans issued under the Employee Housing Program.
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
Financing Activities
Net cash provided by financing activities in 2013 decreased by $23.3 million to $15.5 million, as compared to $38.8 million provided by financing activities in 2012. This was primarily due to a net $30.6 million received in connection with our initial public offering of common stock in the first quarter of 2012 that did not recur in 2013, partially offset by an increase of $7.3 million in proceeds received by us in 2013 as a result of stock option exercises and associated tax benefits.
Net cash provided by financing activities during the year ended December 31, 2012 increased by $40.4 million as compared to $1.6 million of net cash outflow from financing activities for the same period in 2011. This was primarily due to net $30.6 million received in connection with the initial public offering of our common stock in the first quarter of 2012 compared to a $1.6 million cash outflow related to offering issuance costs in the same period in 2011. Additionally, 2012 financing cash flows improved by $8.3 million compared to the same period in 2011 as a result of proceeds received by us from stock option exercises and associated tax benefits.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our fixed and determinable contractual obligations as of December 31, 2013.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$31,279	$13,924	$12,354	$4,521	$480
Other long-term obligations (1)	1,890	1,890	—	—	—
Employee Housing Program (2)	35	35	—	—	—
Total	$33,204	$15,849	$12,354	$4,521	$480

(1)	On December 7, 2011, we entered into an agreement with IDEAB Project Eesti AS for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the first half of 2014. As of December 31, 2013, our total outstanding commitment was $1.9 million.
(2)	In the third quarter of 2012, our Board of Directors approved the Employee Housing Program, which assists employees in purchasing housing in Belarus. As part of the program, we will extend financing to employees up to an aggregate amount of $10.0 million.

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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements within the scope of FASB ASC paragraph 460-10-15-4 (Guarantees Topic) other than as disclosed in Note 16 of our consolidated financial statements in Part IV, “Item 15. Exhibits, Financial Statement Schedules — Audited Consolidated Financial Statements;” nor do we have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to material off-balance sheet risks.
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
Revenue Recognition
We recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. If there is an uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. At the time revenues are recognized, we provide for any contractual deductions and reduce revenues accordingly. We defer amounts billed to our clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues as services are performed in subsequent periods. Unbilled revenues represent services provided which are billed subsequent to the period end in accordance with the contract terms.
We derive our revenues from a variety of service offerings which represent specific competencies of our IT professionals. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement which require management to make judgments and estimates in determining appropriate revenue recognition pattern. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements.
The majority of our revenues (82.3% of revenues in 2013, 84.1% in 2012 and 86.1% in 2011) is generated under time-and-material contracts whereby revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues when incurred. The majority of such revenues are billed on an hourly, daily or monthly basis whereby actual time is charged directly to the client.
Revenues from fixed-price contracts (15.7% of revenues in 2013, 13.7% in 2012 and 11.0% in 2011) are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenues are deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. In order to estimate the amount of revenue for the period under the proportional performance method, we determine the percentage of actual labor hours incurred as compared to estimated total labor hours and apply that percentage to the consideration allocated to the deliverable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect such estimates, including labor hours and specification and testing requirement changes. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. No significant revisions occurred in each of the three years ended December 31, 2013, 2012 and 2011. Our fixed price contracts are generally recognized over a period of 12 months or less.
From time to time, we enter into multiple element arrangements with our customers. In the vast majority of cases such multiple-element arrangements represent fixed-priced arrangements to develop a customized IT solution to meet the customer’s needs combined with warranty support over a specified period of time in the future, to which we refer to as the “warranty period.” Our customers retain full intellectual property (IP) rights to the results of our services, and the software element created in lieu of such services is no more than incidental to any of the service deliverables, as defined in accordance with ASC 985-605-15-13. For such arrangements we follow the guidance set forth in ASC 605-25, Revenue Recognition – Multiple Element Arrangements, as to whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. We recognize revenue related to the delivered products only if all revenue recognition criteria are met and the delivered element has a standalone value to the customer and allocate total consideration among the deliverables based on their relative selling prices. Revenue related to the software development services is recognized under the proportional performance method, as described above, while warranty support services are recognized on a straight-line basis over the warranty period. The warranty period is generally three months to two years.
We report gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income.

Goodwill and Other Intangible Assets
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Our acquisitions usually do not have significant amounts of tangible assets, as the principal assets we typically acquire are customer relationships, trade names, non-competition agreements, and workforce. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment. Events or circumstances that might require impairment testing of goodwill and other intangible assets include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations. Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis.
As of December 31, 2013 and 2012, all of our intangible assets had finite lives and we did not incur any impairment losses in respect of our intangible assets during the years ended December 31, 2013, 2012 or 2011.
Effective in the fourth quarter of 2013, we changed the annual goodwill impairment assessment date for all of our reporting units from December 31st to October 31st, which represented a voluntary change in the annual goodwill impairment testing date.  We are also required to assess the goodwill of our reporting units for impairment between annual assessment dates when events or circumstances dictate. This change does not delay, accelerate or avoid an impairment charge and is preferable as additional resources for the preparation, review, and conclusion of the annual goodwill impairment test are available at this time. Further, this timing more closely aligns with our annual budgeting and planning process. Information prepared during the annual budgeting and planning process is used extensively in our impairment assessment. We evaluate the recoverability of goodwill at a reporting unit level and we had three reporting units that were subject to the annual impairment testing in 2013. Our annual impairment review as of October 31, 2013 and December 31, 2012 did not result in an impairment charge for any of these reporting units. It was impracticable to apply this change retrospectively, as we are unable to objectively determine significant estimates and assumptions that would have been used in those earlier periods without the use of hindsight.
For our annual impairment test, we compare the respective fair value of our reporting units to their respective carrying values in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount, and the impairment loss is measured by the excess of the carrying value over fair value. The fair values are estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings multiples based on market data. These valuations are considered Level 3 measurements under FASB ASC Topic 820. We utilize estimates to determine the fair value of the reporting units such as future cash flows, growth rates, capital requirements, effective tax rates and projected margins, among other factors. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations.
When facts and circumstances indicate potential impairment of amortizable intangible assets, we evaluate the recoverability of the asset’s carrying value, using estimates of undiscounted future cash flows that utilize a discount rate determined by our management to be commensurate with the risk inherent in our business model over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on our historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value.
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
Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting our 2012 U.S. federal taxes, including the Subpart F controlled foreign corporation look-through exception were not recognized in our 2012 financial results and instead were reflected in our 2013 financial results.
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
Fair Value of Employee Housing Loans
We issue loans to our employees under the Employee Housing Program (“housing loans”). Housing loans are issued in U.S. Dollars with a 5-year term and carry an interest rate of 7.5%. The program was designed to be a retention mechanism for our employees in Belarus.
Although permitted by authoritative guidance, we did not elect a fair value option for these financial instruments. These housing loans are measured at fair value upon initial recognition and subsequently carried at amortized cost less allowance for loan losses. Any difference between the carrying value and the fair value of a loan upon initial recognition (“day-one” recognition) is charged to expense.
The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, we analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. We also assessed the probability of future defaults and associated cash flows impact. In addition, we separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows, as described in the following paragraph. As a result of the analysis performed, we determined the carrying values of the housing loans issued during the year ended December 31, 2013 approximated their fair values upon initial recognition. We also estimated the fair values of the housing loans that were outstanding as of December 31, 2013 using the inputs noted above and determined their fair values approximated the carrying values as of that date.
Repayment of housing loans is primarily dependent on personal income of borrowers obtained through employment with EPAM, which income is set in U.S. dollars and is not closely correlated with common macroeconomic risks existing in Belarus, such as inflation, local currency devaluation and decrease in the purchasing power of the borrowers’ income. Given a large demand for the program among our employees and its advantages as compared to alternative methods of financing available on the market, we expect the borrowers to fulfill their obligations, and we estimate the probability of voluntary termination of employment among the borrowers as de minimis. Additionally, housing loans are capped at $50 thousand per loan and secured by real estate financed through the program. We establish a maximum loan-to-value ratio of 70% and expect a decrease in the ratio over the life of a housing loan due to on-going payments by employees.
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
At December 31, 2013 loans issued to employees were $6.4 million, or 1.5%, of our total assets. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained through their employment with EPAM and may be adversely affected by changes in macroeconomic situations, such as higher unemployment levels, currency devaluation and inflation. Additionally, continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. As of December 31, 2013, $103.1 million of total cash was held in CIS countries, with $73.9 million of that in Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS, which could materially adversely affect our business and financial condition.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of December 31, 2013, unbilled revenues from two customers individually exceeded 10% of total unbilled revenues and jointly accounted for 33.3% of total unbilled revenues as of that date; and one customer accounted for over 10% of total accounts receivable as of that date.
During the years ended December 31, 2013 and 2012, our top five customers accounted for 30.6% and 31.0% of our total revenues, and our top ten customers accounted for 42.3% and 44.4% of our total revenues, respectively. No customer accounted for over 10% of total revenues in 2013 or 2012.
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
Foreign Exchange Risk
Our consolidated financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Canada, Europe, and the CIS and CEE regions and generate a significant portion of our revenues in certain non-U.S. dollar currencies, principally, euros, British pounds and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro, the British pound, Hungarian forint and/or Russian ruble appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the year ended December 31, 2013, a 1.0% appreciation / (depreciation) of either the euro, or the British pound against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.3 million in net income, and a 1.0% appreciation / (depreciation) of the Hungarian forint against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.4 million in net income. Based on our results of operations for the year ended December 31, 2013, a 1.0% appreciation/ (depreciation) of all applicable foreign currencies against the U.S. dollar would result in an estimated increase/ (decrease) of approximately $0.1 million in net income.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible during the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $2.5 million and $1.8 million during the years ended December 31, 2013 and 2012, respectively. These losses are included in the consolidated statements of income and comprehensive income.
Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of December 31, 2013, approximately 21.6% of our total net assets were subject to foreign currency translation exposure, as compared to 21.1% as of December 31, 2012; and 29.6% of our net income in 2013 was generated by subsidiaries for which the functional currency is not U.S. dollars, as compared to 32.3% in 2012. During the years ended December 31, 2013 and 2012, we recorded translation losses of $0.3 million within our consolidated income in both periods, and $0.8 million of translation losses and $2.5 million of translation gains within our consolidated accumulated other comprehensive income during the years ended December 31, 2013 and 2012, respectively.

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

Item 9.                                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.                                        Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2013, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of December 31, 2013.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2013.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                        Other Information
None.

PART III
Item 10.                                        Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the sections “Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in in our definitive Proxy Statement (the “2014 Proxy Statement”) for our annual general meeting of stockholders to be held on June 13, 2014, which sections are incorporated herein by reference.

Item 11.                                        Executive Compensation
Information required by this item is set forth under the sections “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement, which sections are incorporated herein by reference.

Item 12.                                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is set forth under the section “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement, which section is incorporated herein by reference.

Item 13.                                        Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the section “Certain Relationships and Related Transactions and Director Independence” in the 2014 Proxy Statement, which section is incorporated herein by reference.

Item 14.                                        Principal Accountant Fees and Services
Information required by this item is set forth under the section “Independent Registered Public Accounting Firm Fees and Other Matters” in the 2014 Proxy Statement, which section is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2014.

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
	Name:	Arkadiy Dobkin
	Title:	Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arkadiy Dobkin	Chairman, Chief Executive Officer and President (principal executive officer)	March 10, 2014
Arkadiy Dobkin

/s/ Anthony J. Conte	Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 10, 2014
Anthony J. Conte

/s/ Karl Robb	Director	March 10, 2014
Karl Robb

/s/ Andrew J. Guff	Director	March 10, 2014
Andrew J. Guff

/s/ Donald P. Spencer	Director	March 10, 2014
Donald P. Spencer

/s/ Richard Michael Mayoras	Director	March 10, 2014
Richard Michael Mayoras

/s/ Robert E. Segert	Director	March 10, 2014
Robert E. Segert

/s/ Ronald Vargo	Director	March 10, 2014
Ronald Vargo

EXHIBIT INDEX
Exhibit Number	Description
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

10.5	Amended and Restated Committed Line of Credit Note dated September 30, 2010 (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)
10.6†	EPAM Systems, Inc. Amended and Restated 2006 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to Amendment No. 6)
10.7†
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

10.9	Second Amended and Restated Committed Line of Credit Note dated July 25, 2011 (incorporated by reference to Exhibit 10.12 to Amendment No. 3)
10.10†	EPAM Systems, Inc. 2012 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Amendment No. 6)
10.11†	Form of Senior Management Non-Qualified Stock Option Award Agreement (under the EPAM Systems, Inc. 2012 Long Term Incentive Plan) (incorporated herein by reference to Exhibit 10.13 to Amendment No. 6)
10.12†	Restricted Stock Award Agreement by and between Karl Robb and EPAM Systems, Inc. dated January 16, 2012 (incorporated herein by reference to Exhibit 10.14 to Amendment No. 6)
10.13†	EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 6 to Form S-1 SEC File No. 333-174827, filed January 23, 2012)
10.14†
Form of Non-Employee Director Restricted Stock Award Agreement (under the EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 6)

10.15†	EPAM Systems, Inc. Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.17 to Amendment No. 6)
10.16†	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.18 to Amendment No. 6)
10.17†
Executive Employment Agreement by and between Arkadiy Dobkin and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.19 to Amendment No. 6)

10.18†	Offer Letter by and between Ginger Mosier and EPAM Systems, Inc. dated February 24, 2010 (incorporated herein by reference to Exhibit 10.20 to Amendment No. 6)
10.19†	Employment Contract by and between Balazs Fejes and EPAM Systems (Switzerland) GmbH. dated June 15, 2009 (incorporated herein by reference to Exhibit 10.21 to Amendment No. 6)
10.20†
Consultancy Agreement by and between Landmark Business Development Limited, Balazs Fejes and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.22 to Amendment No. 6)

10.21†
Consultancy Agreement by and between Landmark Business Development Limited, Karl Robb and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.23 to Amendment No. 6)

10.22†	Form of nondisclosure, noncompete and nonsolicitation agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 6)
10.23†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 6)

Exhibit Number	Description
10.24	English translation of Agreement with IDEAB Project Eesti AS (incorporated herein by reference to Exhibit 10.26 to Amendment No. 6)
10.25
Credit Agreement by and among EPAM Systems, Inc., as Borrower, The Guarantors Parties Hereto, and PNC Bank, National Association, as Lender dated January 15, 2013 (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2012, SEC File No. 001-35418, filed March 11, 2013 (the “2012 Form 10-K”))

10.26
Guaranty and Suretyship Agreement between EPAM Systems LLC, a New Jersey limited liability company, and Vested Development, Inc., a Delaware corporation, and PNC Bank, National Association dated January 15, 2013 (incorporated herein by reference to Exhibit 10.26 to the 2012 Form 10-K)

10.27
Security Agreement between EPAM Systems, Inc., a Delaware corporation, EPAM Systems LLC, a New Jersey limited liability company, and Vested Development, Inc., a Delaware corporation, and PNC Bank, National Association dated January 15, 2013 (incorporated herein by reference to Exhibit 10.27 to the 2012 Form 10-K)

10.28
Pledge Agreement to loan documents between EPAM Systems, Inc. a Delaware corporation, EPAM Systems LLC, a New Jersey limited liability company, and Vested Development, Inc., a Delaware corporation, and PNC Bank, National Association dated January 15, 2013 (incorporated herein by reference to Exhibit 10.28 to the 2012 Form 10-K)

18.1*	Letter re Changes in Accounting Principles
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EPAM Systems, Inc.
Newtown, PA

We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in redeemable preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPAM Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, PA
March 10, 2014

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share and per share data)

	As of December 31, 2013	As of December 31, 2012
Assets
Current assets
Cash and cash equivalents	$169,207	$118,112
Accounts receivable, net of allowance of $1,800 and $2,203 respectively	95,431	78,906
Unbilled revenues	43,108	33,414
Prepaid and other current assets	14,355	11,835
Employee loans, net of allowance for loan losses of $0 and $0, respectively, current	1,989	429
Time deposits	1,188	1,006
Restricted cash, current	298	660
Deferred tax assets, current	5,392	6,593
Total current assets	330,968	250,955
Property and equipment, net	53,315	53,135
Restricted cash, long-term	225	467
Employee loans, net of allowance for loan losses of $0 and $0, respectively, long-term	4,401	—
Intangible assets, net	13,734	16,834
Goodwill	22,268	22,698
Deferred tax assets, long-term	4,557	6,093
Other long-term assets	3,409	632
Total assets	$432,877	$350,814

Liabilities
Current liabilities
Accounts payable	$2,835	$6,095
Accrued expenses and other liabilities	20,175	19,814
Deferred revenues, current	4,543	6,369
Due to employees	12,665	12,026
Taxes payable	14,171	14,557
Deferred tax liabilities, current	275	491
Total current liabilities	54,664	59,352
Deferred revenues, long-term	533	1,263
Taxes payable, long-term	1,228	1,228
Deferred tax liabilities, long-term	351	2,691
Total liabilities	56,776	64,534
Commitments and contingencies (See Note 16)

Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 47,569,463 and 45,398,523 shares issued, 46,614,916 and 44,442,494 shares outstanding at December 31, 2013 and December 31, 2012, respectively	46	44
Additional paid-in capital	195,585	166,962
Retained earnings	190,986	128,992
Treasury stock	(8,684)	(8,697)
Accumulated other comprehensive loss	(1,832)	(1,021)
Total stockholders’ equity	376,101	286,280
Total liabilities and stockholders’ equity	$432,877	$350,814

The accompanying notes are an integral part of the consolidated financial statements

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(US Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$555,117	$433,799	$334,528
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	347,650	270,361	205,336
Selling, general and administrative expenses	116,497	85,868	64,930
Depreciation and amortization expense	15,120	10,882	7,538
Goodwill impairment loss	—	—	1,697
Other operating (income)/ expenses, net	(643)	682	19
Income from operations	76,493	66,006	55,008
Interest and other income, net	3,077	1,941	1,422
Foreign exchange loss	(2,800)	(2,084)	(3,638)
Income before provision for income taxes	76,770	65,863	52,792
Provision for income taxes	14,776	11,379	8,439
Net income	$61,994	$54,484	$44,353
Cumulative translation adjustment	(811)	2,493	(1,250)
Comprehensive income	$61,183	$56,977	$43,103
Accretion of preferred stock	—	—	(17,563)
Net income allocated to participating securities	—	(3,341)	(15,025)
Net income available for common stockholders	$61,994	$51,143	$11,765

Net income per share of common stock:
Basic (common)	$1.35	$1.27	$0.69
Basic (puttable common)	$—	$—	$1.42
Diluted (common)	$1.28	$1.17	$0.63
Diluted (puttable common)	$—	$—	$0.77
Shares used in calculation of net income per share of common stock:
Basic (common)	45,754	40,190	17,094
Basic (puttable common)	—	—	18
Diluted (common)	48,358	43,821	20,473
Diluted (puttable common)	—	—	18
The accompanying notes are an integral part of the consolidated financial statements

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	For the Years Ended December 31, 2013, 2012 and 2011 (US Dollars in thousands, except share data)
	Series A-1 and A-2, Convertible Redeemable Preferred Stock		Puttable Common Stock		Common Stock		Series A-3 Convertible Preferred Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2010	2,439,739	$68,377	56,896	$332	17,054,408	$17	290,277	$—	$36,750	$47,718	$(15,972)	$(2,264)	$66,249
Accretion of A-2 preferred stock to redemption value	—	17,563	—	—	—	—	—		—	(17,563)	—	—	(17,563)
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,866	—	—	—	2,866
Proceeds from stock options exercises	—	—	—	—	47,600	—	—	—	72	—	—	—	72
Put option expiry	—	—	(56,896)	(332)	56,896	—	—	—	332	—	—	—	332
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Net income	—	—	—	—	—	—	—	—	—	44,353	—	—	44,353
Balance, December 31, 2011	2,439,739	85,940	—	—	17,158,904	17	290,277	—	40,020	74,508	(15,972)	(3,514)	95,059
Conversion to common stock	(2,439,739)	(85,940)	—	—	21,840,128	22	(290,277)	—	85,918	—	—	—	85,940
Initial public offering of common stock	—	—	—	—	2,900,000	3	—	—	32,361	—	—	—	32,364
Offering issuance costs	—	—	—	—	—	—	—	—	(3,395)	—	—	—	(3,395)
Issuance of restricted stock	—	—	—	—	213,656	—	—	—	—	—	—	—	—
Stock issued in connection with acquisition of Instant Information	—	—	—	—	53,336	—	—	—	640	—	—	—	640
Stock issued in connection with acquisition of Thoughtcorp, Inc. (Note 2)	—	—	—	—	434,546	—	—	—	(346)	—	3,953	—	3,607
Stock issued in connection with acquisition of Empathy Lab, LLC (Note 2)	—	—	—	—	326,344	—	—	—	(2,969)	—	2,969	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,826	—	—	—	6,826
Proceeds from stock options exercises	—	—	—	—	1,515,580	2	—	—	4,963	—	—	—	4,965
Treasury stock retirement	—	—	—	—	—	—	—	—	(353)	—	353	—	—
Excess tax benefits	—	—	—	—	—	—	—	—	3,297	—	—	—	3,297
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	2,493	2,493
Net income	—	—	—	—	—	—	—	—	—	54,484	—	—	54,484
Balance, December 31, 2012	—	$—	—	$—	44,442,494	$44	—	$—	$166,962	$128,992	$(8,697)	$(1,021)	$286,280

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (CONT’D)

	For the Years Ended December 31, 2013, 2012 and 2011 (US Dollars in thousands, except share data)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance, December 31, 2012	44,442,494	$44	$166,962	$128,992	$(8,697)	$(1,021)	$286,280
Stock issued under the 2012 Non-Employee Directors Compensation Plan (Note 14)	14,041	—	—	—	—	—	—
Stock issued in connection with acquisition of Empathy Lab, LLC (Note 14)	1,483	—	(13)	—	13	—	—
Stock-based compensation expense	—	—	13,150	—	—	—	13,150
Proceeds from stock options exercises	2,156,898	2	9,285	—	—	—	9,287
Excess tax benefits	—	—	6,201	—	—	—	6,201
Currency translation adjustment	—	—	—	—	—	(811)	(811)
Net income	—	—	—	61,994	—	—	61,994
Balance, December 31, 2013	46,614,916	$46	$195,585	$190,986	$(8,684)	$(1,832)	$376,101
(Concluded)

The accompanying notes are an integral part of the consolidated financial statements

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net Income	$61,994	$54,484	$44,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,120	10,882	7,538
Bad debt expense	335	662	727
Deferred taxes	41	(3,933)	497
Stock-based compensation expense	13,150	6,826	2,866
Excess tax benefits on stock-based compensation plans	(6,201)	(3,297)	—
Non-cash stock charge	—	640	—
Goodwill impairment loss	—	—	1,697
Other	1,199	(66)	777
Change in operating assets and liabilities (net of effects of acquisitions):
(Increase)/ decrease in operating assets:
Accounts receivable	(17,302)	(12,664)	(19,030)
Unbilled revenues	(9,833)	(6,905)	(1,004)
Prepaid expenses and other assets	587	(1,339)	(1,694)
Increase/ (decrease) in operating liabilities:
Accounts payable	(2,900)	1,407	254
Accrued expenses and other liabilities	501	(5,825)	9,474
Deferred revenues	(2,325)	(767)	1,843
Due to employees	785	2,896	2,796
Taxes payable	3,074	5,498	3,426
Net cash provided by operating activities	58,225	48,499	54,520
Cash flows from investing activities:
Purchases of property and equipment	(13,360)	(13,376)	(15,548)
Payments for construction of corporate facilities	(2,560)	(13,701)	(1,545)
Issuance of employee housing loans	(7,982)	—	—
Proceeds from repayments of employee housing loans	2,189	—	—
Decrease/(increase) in restricted cash, net (Note 6)	429	470	(144)
Increase in other long-term assets, net	(516)	(69)	(171)
Acquisition of businesses, net of cash acquired (Note 2)	(20)	(32,951)	—
Net cash used in investing activities	(21,820)	(59,627)	(17,408)
Cash flows from financing activities:
Proceeds related to stock options exercises	9,300	4,951	72
Excess tax benefits on stock-based compensation plans	6,201	3,297	—
Net proceeds from issuance of common stock in initial public offering	—	32,364	—
Costs related to stock issue	—	(1,765)	(1,630)
Proceeds related to line of credit	—	—	5,000
Repayment related to line of credit	—	—	(5,000)
Net cash provided by/ (used in) financing activities	15,501	38,847	(1,558)
Effect of exchange-rate changes on cash and cash equivalents	(811)	1,597	(762)
Net increase in cash and cash equivalents	51,095	29,316	34,792
Cash and cash equivalents, beginning of year-January 1	118,112	88,796	54,004
Cash and cash equivalents, end of year	$169,207	$118,112	$88,796
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$10,207	$13,065	$7,007
Bank interest	26	14	37

Summary of non-cash investing and financing transactions:
•	Accretion of Series A-2 convertible redeemable preferred stock was $0 in 2013, $0 in 2012, and $17,563 in 2011.
•	Total incurred but not paid costs related to stock issue were $0 in 2013, $0 in 2012 and $470 in 2011.
•	Total incurred but not paid costs related to acquisition of businesses were $0 in 2013, and $96 in 2012 and $0 in 2011.
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012
AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(US Dollars in thousands, except per share data)

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading provider of complex software engineering solutions and a leader in Central and Eastern European IT services delivery. The Company provides these solutions primarily to Fortune Global 2000 companies in multiple verticals, including Independent Software Vendors (“ISVs”) and Technology, Banking and Financial services, Business Information and Media, and Travel and Consumer.
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
The Company is incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland, and client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, Kazakhstan, Singapore, Hong Kong and Australia.

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

Reclassifications — The Company reclassified certain prior period amounts to conform to the current period presentation. Such reclassifications had no effect on the Company’s results of operations or total stockholders’ equity.

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

Business Combinations — The Company allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, the Company identifies and attributes values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and asset lives. There are also different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes are reasonable, but recognizes that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition and the mix of intangible assets acquired, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates.

Revenue Recognition — The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company reports. If there is an uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. At the time revenues are recognized, the Company provides for any contractual deductions and reduces revenues accordingly. The Company defers amounts billed to its clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues as services are performed in subsequent periods. Unbilled revenues represent services provided which are billed subsequent to the period end in accordance with the contract terms.
The Company derives its revenues from a variety of service offerings which represent specific competencies of its IT professionals. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement which require management to make judgments and estimates in determining appropriate revenue recognition pattern. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements.
The majority of the Company’s revenues (82.3% of revenues in 2013, 84.1% in 2012 and 86.1% in 2011) is generated under time-and-material contracts whereby revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues when incurred. The majority of such revenues are billed on an hourly, daily or monthly basis whereby actual time is charged directly to the client.
Revenues from fixed-price contracts (15.7% of revenues in 2013, 13.7% in 2012 and 11.0% in 2011) are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenues are deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. In order to estimate the amount of revenue for the period under the proportional performance method, the Company determines the percentage of actual labor hours incurred as compared to estimated total labor hours and applies that percentage to the consideration allocated to the deliverable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect such estimates, including labor hours and specification and testing requirement changes. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. No significant revisions occurred in each of the three years ended December 31, 2013, 2012 and 2011. The Company’s fixed price contracts are generally recognized over a period of 12 months or less.
From time to time, the Company enters into multiple element arrangements with its customers. In vast majority of cases such multiple-element arrangements represent fixed-priced arrangements to develop a customized IT solution to meet the customer’s needs combined with warranty support over a specified period of time in the future, to which the Company refers to as the “warranty period.” The Company’s customers retain full intellectual property (IP) rights to the results of the Company’s services, and the software element created in lieu of such services is no more than incidental to any of the service deliverables, as defined in accordance with ASC 985-605-15-13. For such arrangements, the Company follows the guidance set forth in ASC 605-25, Revenue Recognition – Multiple Element Arrangements, as to whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. The Company recognizes revenue related to the delivered products only if all revenue recognition criteria are met and the delivered element has a standalone value to the customer and allocates total consideration among the deliverables based on their relative selling prices. Revenue related to the software development services is recognized under the proportional performance method, as described above, while warranty support services are recognized on a straight-line basis over the warranty period. The warranty period is generally three months to two years.
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

Fair Value of Financial Instruments — The Company makes significant assumptions about fair values of its financial instruments. Fair value is determined based on the assumptions that market participants would use in pricing the asset or liability. The Company utilizes the following fair value hierarchy in determining fair values:
Level 1 — Quoted prices for identical assets or liabilities in active markets.
Level 2 — Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves.
Level 3 — Unobservable inputs reflecting our view about the assumptions that market participants would use in pricing the asset or liability.
Where the fair values of financial assets and liabilities recorded in the consolidated balance sheet cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, options pricing models and other relevant valuation models. Inputs into these models are taken from observable market data whenever possible, but in instances where it is not feasible, a degree of judgment is required to establish fair values. The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2013 or 2012.
The Company's financial assets and liabilities, with the exceptions of employee loans described further herein, are all short term in nature; therefore, the carrying value of these items approximates their fair value.
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
The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. The Company also assessed the probability of future defaults and associated cash flows impact. In addition, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows, as described in the following paragraph. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the year ended December 31, 2013 approximated their fair values upon initial recognition. The Company also estimated the fair values of the housing loans that were outstanding as of December 31, 2013 using the inputs noted above and determined their fair values approximated the carrying values as of that date.
Repayment of housing loans is primarily dependent on personal income of borrowers obtained through employment with the Company, which income is set in U.S. dollars and is not closely correlated with common macroeconomic risks existing in Belarus, such as inflation, local currency devaluation and decrease in the purchasing power of the borrowers’ income. Given a large demand for the program among the Company’s employees and its advantages as compared to alternative methods of financing available on the market, the Company expects the borrowers to fulfill their obligations, and the Company estimates the probability of voluntary termination of employment among the borrowers as de minimis. Additionally, housing loans are capped at $50 per loan and secured by real estate financed through the program. The Company establishes a maximum loan-to-value ratio of 70% and expects a decrease in the ratio over the life of a housing loan due to on-going payments by employees.
Employee loans, other — The Company also issues short-term non-interest bearing relocation loans and other employee loans. These loans are considered Level 3 measurements. The Company’s Level 3, unobservable inputs reflect its assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. Due to the short-term nature of employee loans (i.e., the relatively short time between the origination of the instrument and its expected realization), the carrying amount is a reasonable estimate of fair value. As of December 31, 2013, the carrying values of these employee loans approximated their fair values.

Cash and Cash Equivalents — Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with maturities of three months or less at the date acquired. As of December 31, 2013 and 2012 all amounts were in cash.

Restricted Cash — Restricted cash represents cash that is restricted by agreements with third parties for special purposes (see Note 6).

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
Recoveries of losses from accounts receivable written off in prior years are presented within income from operations on the Company’s consolidated statements of income. There were no collections in respect of prior year write-offs during the years ended December 31, 2013, 2012 or 2011.

The table below summarizes movements in qualifying accounts for the years ended December 31, 2013, 2012 and 2011:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Year
Allowance for Doubtful Accounts (Billed and Unbilled):
Fiscal Year 2011	$1,671	$1,234	$(655)	$2,250
Fiscal Year 2012	2,250	1,244	(1,291)	2,203
Fiscal Year 2013	2,203	619	(1,022)	1,800

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
Generally, loans are placed on non-accrual status at 90 days past due. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. All interest accrued but not collected for loans that are placed on non-accrual is reversed against interest income. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. Interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

Allowance for Loan Losses — The Company periodically evaluates loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, amounts of allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. The allowance for loan losses is established when losses are deemed to have occurred through a provision for loan losses charged to income and represents management’s estimate of probable credit losses inherent in the loan portfolio. Write-offs of unrecoverable loans are charged against the allowance when management believes the uncollectability of a loan balance and any interest due thereon is confirmed. Subsequent recoveries, if any, are credited to the provision for bad debts.

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

Goodwill and Other Intangible Assets — The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. The Company’s acquisitions usually do not have significant amounts of tangible assets, as the principal assets it typically acquires are customer relationships, trade names, non-competition agreements, and workforce. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment. Events or circumstances that might require impairment testing of goodwill and other intangible assets include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations. Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis.
As of December 31, 2013 and 2012, all of the Company’s intangible assets had finite lives and the Company did not incur any impairment losses in respect of its intangible assets during the years ended December 31, 2013, 2012 or 2011.
Effective in the fourth quarter of 2013, the Company changed the annual goodwill impairment assessment date for all of its reporting units from December 31st to October 31st, which represented a voluntary change in the annual goodwill impairment testing date.  The Company is also required to assess the goodwill of its reporting units for impairment between annual assessment dates when events or circumstances dictate. This change does not delay, accelerate or avoid an impairment charge and is preferable as additional resources for the preparation, review, and conclusion of the annual goodwill impairment test are available at this time. Further, this timing more closely aligns with the Company’s annual budgeting and planning process. Information prepared during the annual budgeting and planning process is used extensively in the Company’s impairment assessment. The Company evaluates the recoverability of goodwill at a reporting unit level and it had three reporting units that were subject to the annual impairment testing in 2013. The Company’s annual impairment review as of October 31, 2013 and December 31, 2012 did not result in an impairment charge for any of these reporting units. It was impracticable to apply this change retrospectively, as the Company is unable to objectively determine significant estimates and assumptions that would have been used in those earlier periods without the use of hindsight.
For the Company’s annual impairment test, it compares the respective fair value of its reporting units to their respective carrying values in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount, and the impairment loss is measured by the excess of the carrying value over fair value. The fair values are estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings multiples based on market data. These valuations are considered Level 3 measurements under FASB ASC Topic 820. The Company utilizes estimates to determine the fair value of the reporting units such as future cash flows, growth rates, capital requirements, effective tax rates and projected margins, among other factors. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations.
When facts and circumstances indicate potential impairment of amortizable intangible assets, the Company evaluates the recoverability of the asset’s carrying value, using estimates of undiscounted future cash flows that utilize a discount rate determined by its management to be commensurate with the risk inherent in the Company’s business model over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on the Company’s historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value.

Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis at each reporting date. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company did not incur any impairment of long-lived assets for 2013, 2012, or 2011.

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
Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company’s 2012 U.S. federal taxes, including the Subpart F controlled foreign corporation look-through exception were not recognized in the Company’s 2012 financial results and instead were reflected in the Company’s 2013 financial results.

Earnings per Share (“EPS”) — Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. The Company’s Series A-1 Preferred, Series A-2 Preferred, and Series A-3 Preferred Stock, that had been outstanding and convertible into common stock until February 13, 2012 (the date of the Company’s initial public offering), and our puttable common stock were considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period and thus required the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among our common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.

Accounting for Stock-Based Employee Compensation Plans — Stock-based compensation expense for awards of equity instruments to employees and non-employee directors is determined based on the grant-date fair value of the awards ultimately expected to vest. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years (See Note14.)
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

Off-Balance Sheet Financial Instruments — Off-balance sheet financial instruments include credit instruments, such as commitments to make employee loans and related guarantees, standby letters of credit and guarantees issued under customer contracts. The face amount for these items represents the exposure to loss, before considering available collateral or the borrower’s ability to repay. Such financial instruments are recorded when they are funded. Loss contingencies arising from off-balance sheet credit exposures are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe there are such matters that will have a material effect on the consolidated financial statements.

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

Risks and Uncertainties — Principally all of the Company’s IT delivery centers and a majority of its employees is located in Central and Eastern Europe. As a result, the Company may be subject to certain risks associated with international operations, risks associated with the application and imposition of protective legislation and regulations relating to import and export, or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geopolitical and other risks associated with potentially adverse tax consequences, tariffs, quotas and other barriers.
Concentration of Credit — Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of employee loans, cash and cash equivalents, trade accounts receivable and unbilled revenues.
At December 31, 2013, loans issued to employees were $6,390, or 1.5%, of our total assets. These loans expose the Company to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained through their employment with EPAM and may be adversely affected by changes in macroeconomic situations, such as higher unemployment levels, currency devaluation and inflation. Additionally, continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. The Company also faces the risk that the collateral will be insufficient to compensate it for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and the Company may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
The Company maintains its cash with financial institutions. As of December 31, 2013, $103.1 million of total cash was held in CIS countries, with $73.9 million of that in Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which the Company receives or with which it holds funds, particularly in Belarus, may result in the loss of its deposits or adversely affect its ability to complete banking transactions in the CIS, which could materially adversely affect the Company’s business and financial condition.
Trade accounts receivable and unbilled revenues are generally dispersed across EPAM’s customers in proportion to their revenues. During the years ended December 31, 2013, 2012 and 2011, revenues from top five customers were $169,987, $ 134,484, and $107,171, respectively, representing 30.6%, 31.0% and 32.0%, respectively, of total revenues in the corresponding periods. Revenues from the Company’s top ten customers were $234,955, $192,426 and $149,094 in 2013, 2012 and 2011, respectively, representing 42.3%, 44.4%, and 44.6%, respectively, of total revenues in corresponding periods. No customer accounted for over 10% of total revenues in 2013 or 2012. As of December 31, 2013, unbilled revenues from two customers individually exceeded 10% of total unbilled revenues and jointly accounted for 33.3% of total unbilled revenues as of that date; and one customer accounted for over 10% of total accounts receivable as of that date.
During the years ended December 31, 2013, 2012 and 2011 the Company incurred subcontractor costs of $2,078, $3,535 and $4,545, respectively, to a vendor for staffing, consulting, training, recruiting and other logistical / support services provided for the Company’s delivery and development operations in Eastern Europe. Such costs are included in cost of revenues and sales, general and administrative expenses, as appropriate, in the accompanying consolidated statements of income and comprehensive income.
Foreign currency risk — The Company generates revenues in various global markets based on client contracts obtained in non-U.S. dollar currencies, principally, Euros, British pounds and Russian Rubles. The Company incurs expenditures in non-U.S. dollar currencies, principally in Hungarian Forints, Euros, and Russian Rubles associated with the IT delivery centers located in CEE. The Company is exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies, and cash flows for expenditures in foreign currencies. The Company does not use derivative financial instruments to hedge the risk of foreign exchange volatility.
Interest rate risk — The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents and the LIBOR plus 1.25% rate long-term credit facility (see Note 12). The Company does not use derivative financial instruments to hedge the risk of interest rate volatility.

Recent Accounting Pronouncements — In January 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2012-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2012-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective application for all comparative periods presented. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial condition, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”.) The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. New disclosure requirements are effective for fiscal periods beginning after December 15, 2012 and are applied prospectively. The Company adopted the ASU effective January 1, 2013. The adoption of this standard did not have any effect on the Company’s financial reporting because the only item that had historically affected AOCI and therefore included in cumulative AOCI was currency translation adjustments.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard on its financial conditions, results of operating and cash flows.

2.	ACQUISITIONS
Empathy Lab, LLC — On December 18, 2012, the Company completed its acquisition of substantially all of the assets and assumed certain liabilities of Empathy Lab, LLC (“Empathy Lab”), a U.S.-based digital strategy and multi-channel experience design firm. The acquisition has enhanced the Company’s strong capabilities in global delivery of software engineering services with the proven expertise in two important growth areas-development and execution of enterprise-wide eCommerce initiatives and transformation of media consumption and distribution channels. In addition to strengthening our Travel and Consumer and Business Information and Media verticals, Empathy Lab brings significant expertise in digital marketing strategy consulting and program management.
The total preliminary purchase price of $27,257 was allocated to net tangible and intangible assets based on their estimated fair values as of December 18, 2012. During the second quarter of 2013, the Company finalized the fair values of the assets acquired and liabilities assumed. As a result, total consideration transferred was set at $27,172, as presented in the following table. The purchase price was paid in cash, of which approximately 10% was placed in escrow for a period of 18 months as a security for the indemnification obligations of the sellers under the asset purchase agreement.

The purchase price was allocated to the assets acquired based on their related fair values, as follows:

Amount
Cash and cash equivalents	$1,191
Trade receivables and other current assets	5,983
Property and equipment	186
Deferred tax asset	30
Acquired intangible assets	11,200
Goodwill	11,359
Total assets acquired	29,949
Accounts payable and accrued expenses	1,113
Deferred revenue and other liabilities	1,664
Total liabilities assumed	2,777
Net assets acquired	$27,172

In addition, the Company issued to the sellers a total of 327,827 shares of non-vested (“restricted”) common stock contingent on their continued employment with the Company (Note 14), including 1,483 shares issued on July 11, 2013, to settle the difference between the initial number of shares issued upon acquisition and the total number of shares due in connection with this transaction. Of these shares, 65,500 shares were placed in escrow for a period of 18 months as a security for the indemnification obligations of the sellers under the asset purchase agreement. The restricted stock had an estimated value of $6,797 at the time of grant and will be recorded as a stock-based compensation expense over an associated service period of three years.
The Company also agreed to issue stock options to certain employees acquired through the Empathy Lab acquisition. The stock options were issued in the amount by which the acquiree’s revenue exceeded the target revenue for the first half of 2013, as defined by the purchase agreement, and were issued under the Company’s current long-term incentive plan. The stock options are subject to all vesting restrictions and other terms and conditions customary for the Company.
The Company performed a valuation analysis to determine the fair values of certain intangible assets of Empathy Lab as of the acquisition date. As part of the valuation process, the excess earnings method was used to determine the value of customer relationships. Fair values of trade name and non-competition agreements were determined using the relief from royalty and discounted earnings methods, respectively. The Company expects approximately $11,470 of tax goodwill amortizable over a 15-year period.

The following table presents the estimated fair values and useful lives of intangible assets acquired as of December 18, 2012:

	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$6,900
Trade names	5	3,900
Non-competition agreements	4	400
Total		$11,200

Included in consolidated statements of income and comprehensive income for the year ended December 31, 2012 were $545 of revenues and $104 of net income of the acquiree, respectively.
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
Thoughtcorp, Inc. — On May 23, 2012, the Company acquired substantially all of the assets and assumed certain liabilities of Thoughtcorp, Inc., a Toronto-based software solutions provider (“Thoughtcorp”). The acquisition is intended to expand the Company’s geographic footprint within North America, and complement its global delivery capabilities with expertise in areas such as agile development, enterprise mobility and business intelligence. In addition, Thoughtcorp brings significant telecommunications expertise, and expands and enhances the Company’s offering within the Banking and Financial Services and Travel and Consumer verticals.
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

Amount
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

The following table presents the fair values and useful lives of intangible assets acquired as of May 23, 2012:

	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$2,810
Trade names	5	2,014
Non-competition agreements	5	472
Total		$5,296

Included in consolidated statements of income for the year ended December 31, 2012 were $7,184 of revenues and $206 of net losses of the acquiree, respectively.
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

3.	GOODWILL AND INTANGIBLE ASSETS — NET

Goodwill by reportable segment was as follows:

	North America	EU	Russia	Other	Total
Balance as of January 1, 2012	$2,286	$2,864	$3,019	$—	$8,169
Acquisition of Thoughtcorp (Note 2)	2,935	—	—	—	2,935
Acquisition of Empathy Lab (Note 2)	11,359	—	—	—	11,359
Effect of net foreign currency exchange rate changes	63	—	172	—	235
Balance as of December 31, 2012	16,643	2,864	3,191	—	22,698
Effect of net foreign currency exchange rate changes	(205)	—	(225)	—	(430)
Balance as of December 31, 2013	$16,438	$2,864	$2,966	$—	$22,268

As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, the Company performed a goodwill impairment test. In assessing impairment in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other,” the Company determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $1,697. There were no accumulated impairments losses in any of the North America, Europe or Russia segments as of December 31, 2013, 2012 or 2011.
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

Components of intangible assets were as follows:

	2013
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	9	$13,432	$(4,885)	$8,547
Trade name	5	6,232	(1,643)	4,589
Non-competition agreements	5	848	(250)	598
Total		$20,512	$(6,778)	$13,734

	2012
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	9	$13,724	$(3,640)	$10,084
Trade name	5	6,372	(439)	5,933
Non-competition agreements	5	881	(64)	817
Total		$20,977	$(4,143)	$16,834

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles for the years ended December 31 is presented in the table below:

	Year Ended December 31,
	2013	2012	2011
Client relationships	$1,373	$627	$720
Trade name	1,222	333	59
Non-competition agreements	190	64	—
Total	$2,785	$1,024	$779

Estimated amortization expenses of the Company’s existing intangible assets for the next five years ending December 31, were as follows:

Amount
2014	$2,503
2015	2,376
2016	2,341
2017	1,865
2018	977
Thereafter	3,672
Total	$13,734

4.      PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	December 31, 2013	December 31, 2012
Taxes receivable	$7,295	$4,522
Prepaid expenses	3,399	3,825
Security deposits under operating leases	1,005	837
Prepaid equipment	986	1,695
Unamortized software licenses and subscriptions	981	616
Due from employees	218	104
Other	471	236
Total	$14,355	$11,835

5.      EMPLOYEE LOANS AND ALLOWANCE FOR LOAN LOSSES
In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program (“the Housing Program”), which assists employees in purchasing housing in Belarus. The Housing Program was designed to be a retention mechanism for the Company’s employees in Belarus and is available to full-time employees who have been with the Company for at least three years. As part of the Housing Program, the Company will extend financing to employees up to an aggregate amount of $10,000. The Company does not bear any market risk in connection with the Housing Program, as the housing will be sold directly to employees by independent third parties. In addition to the housing loans, the Company issues relocation loans in connection with intra-company transfers, as well as certain other individual loans.
During the year ended December 31, 2013, loans issued by the Company under the Housing Program were denominated in U.S. Dollars with a five-year term and carried an interest rate of 7.5%.

At December 31, 2013 and December 31, 2012, categories of employee loans included in the loan portfolio were as follows:

	December 31, 2013	December 31, 2012
Housing loans	$5,896	$—
Relocation and other loans	494	429
Total employee loans	6,390	429
Less:
Allowance for loan losses	—	—
Total loans, net of allowance for loan losses	$6,390	$429

There were no loans issued to principal officers, directors, and their affiliates during the years ended December 31, 2013, 2012 and 2011.
On a quarterly basis, the Company reviews the aging of its loan portfolio to evaluate information about the ability of employees to service their debt, including historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments based on the knowledge of individual borrowers, among other factors.
As of December 31, 2013 and December 31, 2012, there were no material past due or non-accrual employee loans. The Company determined no allowance for loan losses was required regarding its employee loans as of December 31, 2013 and December 31, 2012, and there were no movements in provision for loan losses during the years ended December 31, 2013, 2012 and 2011.

6.      RESTRICTED CASH AND TIME DEPOSITS

Restricted cash and time deposits consisted of the following:

	December 31, 2013	December 31, 2012
Time deposits	$1,188	$1,006
Short-term security deposits under customer contracts	298	660
Long-term deposits under employee loan programs	225	360
Long-term deposits under operating leases	—	107
Total	$1,711	$2,133

Included in time deposits as of December 31, 2013, was a bank deposit of $1,188. The deposit matures on October 15, 2014 and earns interest at the rate of 2.05%. The Company does not intend to withdraw the deposit prior to its maturity.
Included in time deposits as of December 31, 2012, was a bank deposit of $1,006, which earned interest at the rate of 2.95%. The deposit matured in September 2013.
At December 31, 2013 and 2012 short-term security deposits under customer contracts included fixed amounts placed in connection with bank guarantees to secure appropriate performance by the Company. The Company estimates the probability of non-performance under these contracts as remote therefore, no provision for losses has been recognized in respect of these amounts as of December 31, 2013 and 2012.
Also included in restricted cash as of December 31, 2013 and 2012 were deposits of $225 and $360, respectively, placed in connection with certain employee loan programs (See Note 16).

7.      PROPERTY AND EQUIPMENT — NET

Property and equipment consisted of the following:

	Useful Life (in years)	December 31, 2013	December 31, 2012
Computer hardware	3	$29,884	$24,239
Leasehold improvements	lease term	5,903	5,527
Furniture and fixtures	7	5,688	4,351
Purchased computer software	3	5,042	4,452
Office equipment	7	4,679	4,325
Building	50	16,534	16,534
Construction in progress (Note 16)	n/a	15,749	15,561
		83,479	74,989
Less accumulated depreciation and amortization		(30,164)	(21,854)
Total		$53,315	$53,135

Depreciation and amortization expense related to property and equipment was $12,335, $9,858 and $6,759 for the years ended December 31, 2013, 2012 and 2011, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012
Compensation	$13,674	$15,450
Subcontractor costs	2,933	1,915
Professional fees	947	544
Facilities costs	334	297
Other	2,287	1,608
Total	$20,175	$19,814

9.	TAXES PAYABLE

Current taxes payable consisted of the following:

	December 31, 2013	December 31, 2012
Corporate profit tax	$3,717	$3,315
Value added taxes	5,975	6,274
Payroll, social security, and other taxes	4,479	4,968
Total	$14,171	$14,557

As of December 31, 2013 and 2012, long-term taxes payable included amounts in respect of unrecognized tax benefits and related interest.

10.      INCOME TAXES

Income before provision for income taxes shown below was based on the geographic location to which such income was attributed as follows:

	Year Ended December 31,
	2013	2012	2011
Income before income tax expense:
Domestic	$7,001	$9,291	$2,872
Foreign	69,769	56,572	49,920
Total	$76,770	65,863	$52,792

	Year Ended December 31,
	2013	2012	2011
Income tax expense/ (benefit) consists of:
Current
Federal	$6,150	$6,881	$4,878
State	310	319	389
Foreign	8,275	7,969	2,483
Deferred
Federal	(668)	(625)	(1,629)
State	14	24	(72)
Foreign	695	(3,189)	2,390
Total	$14,776	$11,379	$8,439

Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset and liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Fixed assets	$732	$703
Intangible assets	4,532	4,737
Accrued expenses	3,488	4,042
Deferred revenue	2,050	1,583
Stock-based compensation	407	413
Valuation allowance	—	(489)
Restricted stock options	1,336	1,616
Other assets	680	1,214
Deferred tax assets	13,225	13,819
Deferred tax liabilities:
Fixed assets	804	742
Accrued revenue and expenses	846	737
Deferred intercompany gain	405	405
Equity compensation	1,593	2,431
Other liabilities	254	—
Deferred tax liability	3,902	4,315
Net deferred tax asset	$9,323	$9,504

At December 31, 2013, the Company had current and non-current deferred tax assets of $5,392 and $4,557, respectively, and current and non-current tax liabilities of $275 and $351, respectively. At December 31, 2012, the Company had current and non-current deferred tax assets of $6,593 and $6,093, respectively and current and non-current tax liabilities of $491 and $2,691, respectively.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the amount of tax holiday the company can use in Hungary before the credit expires in that jurisdiction in 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
On the basis of this evaluation, as of December 31, 2013, no valuation allowance is required to record the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
At December 31, 2013, the Company had utilized all of its federal net operating losses. No provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of December 31, 2013, certain subsidiaries had approximately $249.6 million of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal tax	$26,102	$22,393	$18,482
Increase/ (decrease) in taxes resulting from:
State taxes, net of federal benefit	368	280	266
Provision adjustment for current year uncertain tax position	—	—	178
Effect of permanent differences	2,524	2,177	2,816
Stock-based compensation	1,948	1,165	—
Rate differential between U.S. and foreign	(17,279)	(14,472)	(13,297)
Change in foreign tax rate	(59)	148	(22)
Change in valuation allowance	489	(489)	—
Other	683	177	16
Income tax expense	$14,776	$11,379	$8,439

The growth in the permanent differences in the year ended December 31, 2012 related to goodwill impairment loss and increases in non-deductible expenses incurred by foreign subsidiaries.
On September 22, 2005, the president of Belarus signed the decree “On the High-Technologies Park” (the “Decree”). The Decree is aimed at boosting the country’s high-technology sector. The Decree stipulates that member technology companies have a 100% exemption from Belarusian income tax of 18% effective July 1, 2006. The Decree is in effect for a period of 15 years from date of signing.
The Company’s subsidiary in Hungary benefits from a tax credit of 10% of annual qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. The Company has been able to take the full 70% credit for 2008 - 2013. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, will be allowed until fully utilized. The Company anticipates full utilization up to the 70% limit until 2014, with full phase out in 2015.
The aggregate dollar benefits derived from these tax holidays approximated $9.7 million, $8.5 million and $21.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in aggregate dollar benefits derived from these tax holidays in 2013, as compared to 2012, was primarily due to a decrease in statutory tax rate in Belarus. The benefit the tax holiday had on diluted net income per share approximated $0.20, $0.19 and $0.49 for the years ended December 31, 2013, 2012 and 2011, respectively.
The liability for unrecognized tax benefits is included in income tax liability within the consolidated balance sheets at December 31, 2013 and 2012. At December 31, 2013 and 2012, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state tax positions) was $1,271 and $1,271, respectively, (excluding penalties and interest of $189 and $125, respectively). Of this total, $1,328 and $1,354, respectively, (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $189, $125 and $55 at December 31, 2013, 2012 and 2011, respectively.

The beginning to ending reconciliation of the gross unrecognized tax benefits were as follows:

	2013	2012	2011
Gross Balance at January 1	$1,271	$1,271	$56
Increases in tax positions in current year	—	—	178
Increases in tax positions in prior year	—	—	1,093
Decreases due to settlement	—	—	(56)
Balance at December 31	$1,271	$1,271	$1,271

There were no tax positions for which it was reasonably possible that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
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

11.      EMPLOYEE BENEFITS
The Company has established a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation by up to the statutory limit. Effective January 1, 2013, the Company provides discretionary matching contributions to the plan up to a maximum of 2.0% of the employee’s eligible compensation. Employer contributions charged to expense for the year ended December 31, 2013 were $404. The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

12.      LONG-TERM DEBT
Revolving Line of Credit — In November 2006, the Company entered into a revolving loan agreement (the “Credit Facility”) with PNC Bank, National Association (the “Bank”). The Credit Facility was comprised of a five-year revolving line of credit pursuant to which the Company could borrow up to $7,000 at any point in time based on borrowing availability at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. The borrowing availability under the Credit Facility was based upon a percentage of eligible accounts receivable and US cash. On July 25, 2011, the Company and the Bank agreed to amend the Credit Facility to increase the maximum borrowing capacity to $30,000.
On January 15, 2013, the Company entered into a new revolving loan agreement (the “2013 Credit Facility”) with the Bank, which expires on January 15, 2015. Under the new agreement, the Company’s maximum borrowing capacity was set at $40,000. Advances under the new line of credit accrue interest at an annual rate equal to the LIBOR, plus 1.25%. The 2013 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights, equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries.
As of December 31, 2013, the borrowing capacity of the Company under the 2013 Credit Facility was $40,000.
The 2013 Credit Facility contains customary affirmative and negative covenants, including financial and coverage ratios. As of December 31, 2013, the Company was in compliance with all debt covenants as of that date.
As of December 31, 2013 and 2012, the Company had no outstanding borrowing.

13.      COMMON AND PREFERRED STOCK
On January 19, 2012, the Company effected an 8-for-1 stock split of the Company’s common stock, on which date the number of authorized common and preferred stock was increased to 160,000,000 and 40,000,000 shares, respectively. All shares of common stock, options to purchase common stock and per share information presented in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which the then outstanding shares of Series A-1 Preferred, Series A-2 Preferred and Series A-3 Preferred Stock were convertible into shares of common stock was adjusted to reflect the effects of the common stock split, such that each share of preferred stock was convertible into eight shares of common stock.
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

Series A-1 Convertible Redeemable Preferred Stock (“Series A-1 Preferred”) — On January 20, 2006, Siguler Guff LLC, a New York based private equity investment firm, acting through its affiliated investment funds Russia Partners II LP (“RPII”) and Russia Partners EPAM Fund LP (“RPE”), purchased 657,354 shares of Series A-1 Preferred at $12.17 per share or $8,000. At the same time, RPII and RPE also acquired 11,180,648 shares of the Company’s common stock from existing holders, and the Company enabled RPII and RPE to convert such shares into 1,397,581 shares of Series A-1 Preferred. The difference between the share price of the Series A-1 Preferred ($12.17 per share) and the common stock ($1.13 per share) exchanged of $6,803 has been recorded as a deemed dividend. The Company accreted the 12.5% compounded annual rate of return through April 15, 2010, in accordance with the redemption provision as detailed below. There was no accretion for the years ended December 31, 2013, 2012 and 2011. The ending redemption value was $41,245 at December 31, 2011.
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
Series A-2 Convertible Redeemable Preferred Stock (“Series A-2 Preferred”) — On February 19, 2008, the Company completed a private placement and raised net proceeds of $47,601 ($50,000 gross less $2,399 costs) from the sale of 675,081 shares of Series A-2 Preferred at a sale price of $74.07 per share. Annual accretion was $0, $0 and $17,563 for the years ended December 31, 2013, 2012 and 2011, respectively. The ending carrying value was $0, $0 and $44,695 at December 31, 2013, 2012 and 2011, respectively.
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
Treasury Stock — During the years ended December 31, 2013 and 2012, the Company issued treasury stock in connections with acquisitions completed in 2012 (See Note 2). In addition, in May 2012, Board of Directors of the Company voted to retire 38,792 shares of its treasury stock.

14.      STOCK COMPENSATION

The following costs related to the Company’s stock compensation plans were included in the consolidated statements of income and comprehensive income:

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$4,823	$2,809	$1,365
Selling, general and administrative	8,327	4,017	1,501
Total	$13,150	$6,826	$2,866

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
On January 8, 2013, the Company issued 5,257 shares of non-vested (“restricted”) common stock to its new non-employee director under the 2012 Directors Plan. The shares will vest and become unforfeitable 25% on each of the first, second, third and fourth anniversaries of the grant date. Upon termination of service from the Board at any time, a portion of these shares shall vest as of the date of such termination on a pro rata basis determined by the number of days that the participant served on the Board from the grant date through the date of such termination. The fair value of the restricted shares at the time of grant was $101.
On June 13, 2013, the Company issued 8,784 shares of non-vested (“restricted”) common stock to its non-employee directors under the 2012 Non-Employee Directors Compensation Plan. The shares will vest and become unforfeitable on the first anniversary of the grant date. Upon termination of service from the Board at any time, a portion of these shares shall vest as of the date of such termination on a pro rata basis determined by the number of days that the participant served on the Board from the grant date through the date of such termination. The fair value of the restricted shares at the time of grant was $225.
2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which will be used to issue equity grants to employees. As of December 31, 2013, 7,042,568 shares of common stock remained available for issuance under the 2012 Plan. This includes (i) any shares that were available for issuance under the 2006 Plan (as defined below) as of its discontinuance date and that became available for issuance under the 2012 Plan and (ii) any shares that were subject to outstanding awards under the 2006 Plan and have expired or terminated or were cancelled between the discontinuance date of the 2006 Plan and December 31, 2013 and therefore became available for issuance under the 2012 Plan. In addition, up to 2,647,121 shares that are subject to outstanding awards as of December 31, 2013 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the 2006 Plan’s share reserve under the terms of the 2006 Plan will be available for awards to be granted under the 2012 Plan.
During the year ended December 31, 2013, the Company issued a total of 1,987,952 shares underlying stock options under the 2012 Plan with an aggregate grant-date fair value of $19,473.
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

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	6,378,584	$3.79	$19,708
Options granted	600,000	14.00	1,200
Options exercised	(47,600)	1.52	(499)
Options forfeited/cancelled	(335,848)	5.30	(2,250)
Options outstanding at December 31, 2011	6,595,136	$4.65	$48,447
Options granted	1,443,810	16.80	1,877
Options exercised	(1,552,742)	3.53	(22,623)
Options forfeited/cancelled	(189,495)	11.35	(1,279)
Options outstanding at December 31, 2012	6,296,709	$7.51	$66,682
Options granted	1,987,952	23.60	22,543
Options exercised	(2,156,898)	4.31	(66,066)
Options forfeited/cancelled	(304,227)	11.50	(7,131)
Options outstanding at December 31, 2013	5,823,536	$13.99	$122,003

Options vested and exercisable at December 31, 2013	2,555,245	$5.89	$74,230
Options expected to vest	3,010,762	$20.19	$44,409

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
a. Expected volatility — the Company estimated the volatility of its common stock at the date of grant using historical volatility of peer public companies for the year ended December 31, 2011. In order to compare volatilities for different interval lengths, the Company expresses volatility in annual terms. The Company applied the same approach regarding the stock options issued in 2013 and 2012 due to insufficiency of historical volatility data of its stock prices at the time of grant. The expected volatility was 46% in both years ended December 31, 2013 and 2012, and 43% in the year ended December 31, 2011.
b. Expected term — the Company estimates the expected term of options granted using the simplified method of determining expected term as outlined in SEC Staff Accounting Bulletin 107 as used for grants. The expected term was 6.24 years in 2013, and 6.25 years in both 2012 and 2011.
c. Risk-free interest rate — the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The risk-free rate was approximately 1.41%, 1.13% and 2.05% in 2013, 2012 and 2011, respectively.
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
As of December 31, 2013, there was $28,921 of total unrecognized compensation cost related to non-vested share-based compensation awards. That cost is expected to be recognized over the next two years using the weighted average method.

Summary of restricted stock activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at January 1, 2011	—	$—
Restricted stock granted	—	—
Restricted stock vested	—	—
Unvested restricted stock outstanding at December 31, 2011	—	$—
Restricted stock granted	757,272	17.15
Restricted stock vested	(97,400)	12.00
Unvested restricted stock outstanding at December 31, 2012	659,872	$17.92
Restricted stock granted	15,524	23.69
Restricted stock vested	(330,468)	17.33
Unvested restricted stock outstanding at December 31, 2013	344,928	$18.74

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

The following table sets forth the computation of basic and diluted earnings per share as follows:

	Year Ended December 31,
	2013	2012	2011
Numerator for common earnings per share:
Net income	$61,994	$54,484	$44,353
Accretion of preferred stock	—	—	(17,563)
Net income allocated to participating securities	—	(3,341)	(15,025)
Effect on income available from redemption of preferred stock	—	—	—
Numerator for basic/ (common) earnings per share	61,994	51,143	11,765
Effect on income available from reallocation of options	—	261	1,185
Numerator for diluted/ (common) earnings per share	$61,994	$51,404	$12,950
Numerator for (puttable common) earnings per share:
Net income allocated to basic (puttable common)	—	—	26
Effect on income available from reallocation of options	—	—	(12)
Numerator for diluted (puttable common) earnings per share	—	—	14
Denominator for basic (common) earnings per share:
Weighted average common shares outstanding	45,754	40,190	17,094
Effect of dilutive securities:
Stock options	2,604	3,631	3,379
Denominator for diluted (common) earnings per share	48,358	43,821	20,473
Denominator for basic and diluted (puttable common) earnings per share:
Weighted average puttable common shares outstanding	—	—	18
Earnings per share:
Basic (common)	$1.35	$1.27	$0.69
Basic (puttable common)	$—	$—	$1.42
Diluted (common)	$1.28	$1.17	$0.63
Diluted (puttable common)	$—	$—	$0.77

For the years ended December 31, 2013, 2012 and 2011, options to purchase approximately 1,080, 1,534, and 572 shares of common stock, respectively, were not included in the calculation of the diluted earnings per share in corresponding periods because the effect would have been anti-dilutive.

16.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company leases office space under operating leases, which expire at various dates through 2019. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Rent expense under operating lease agreements for the years ended December 31, 2013, 2012 and 2011 was $15,664, $11,594, and $8,522 respectively. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2013 were as follows:

Year Ending December 31,	Operating Leases
2014	$13,924
2015	8,218
2016	4,136
2017	2,504
2018	2,017
Thereafter	480
Total minimum lease payments	$31,279

Employee Loan Program — Beginning in third quarter of 2006, the Company started to guarantee bank loans for certain of its key employees. Under the conditions of the guarantees, the Company is required to maintain a security deposit (See Note 6). While the program has been discontinued, total commitment of the Company under these guarantees remains at $233 as of December 31, 2013. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the years ended December 31, 2013, 2012 and 2011.
Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for the construction of an office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in the first half of 2014. As of December 31, 2013, total outstanding commitment of the Company was $1,890.
Employee Housing Program — In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program (“the Housing Program”), which assists employees in purchasing housing in Belarus (See Note 5). As of December 31, 2013, the Company’s total outstanding commitment under the Housing Program was $35. The Company estimates a probability of material losses under the program as remote, therefore, no provision for losses was recognized for the year ended December 31, 2013.
Indemnifications — In the normal course of business, the Company is a party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with the sale of products. The duration of these indemnifications varies, and in certain cases, is indefinite.
The Company is unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. Management is not aware of any such matters that historically had or would have a material effect on the consolidated financial statements of the Company.
Litigation — From time to time, the Company is involved with litigation, claims or other contingencies. Management is not aware of any such matters that would have a material effect on the consolidated financial statements of the Company.

17.      FAIR VALUE MEASUREMENTS
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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities as of December 31 2013, and 2012.

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3
Cash and cash equivalents	$169,207	$—	$—
Time deposits and restricted cash	—	1,711	—
Employee loans	—	—	6,390
Total	$169,207	$1,711	$6,390

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3
Cash and cash equivalents	$118,112	$—	$—
Time deposits and restricted cash	—	2,133	—
Employee loans	—	—	429
Total	$118,112	$2,133	$429

During the years ended December 31, 2013 and 2012, the Company issued a total of $8,963 and $566 of loans to its employees, respectively, and received $3,088 and $640 in loan repayments during the same periods, respectively.
During the years ended December 31, 2013 and 2012, there were no transfers amongst Level 1, Level 2, or Level 3 financial assets and liabilities.

18.      OPERATING SEGMENTS
The Company reports segment information based on the managerial responsibility for its client base. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of the Company’s reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In a case like this, the client’s activity would be reported through the management team’s reportable segment.
The Company’s reportable segments are North America, Europe, Russia and Other. The Company’s Chief Operating Decision Maker (“CODM”) evaluates its performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not allocated to specific segments, as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense is not allocated to individual segments in internal management reports used by the CODM. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows:

	Year Ended December 31,
	2013	2012	2011
Total segment revenues:
North America	$284,636	$197,271	$151,707
Europe	204,150	168,913	123,510
Russia	55,764	50,552	46,219
Other	10,493	16,986	12,851
Total segment revenues	$555,043	$433,722	$334,287
Segment operating profit:
North America	$66,814	$38,671	$33,744
Europe	34,573	32,750	25,098
Russia	7,077	9,049	10,445
Other	844	6,985	2,416
Total segment operating profit	$109,308	$87,455	$71,703

During the years ended December 31, 2013 and 2012, there were no customers that represented at least 10% of total revenues. During the year ended December 31, 2011, revenues from one customer, Thomson Reuters, accounted for 10.7% of total revenues, or $35,903, and were included within our North America segment.
Intersegment transactions were excluded from the above on the basis they are neither included into the measure of a segment’s profit and loss by the chief operating decision maker, nor provided to the chief operating decision maker on a regular basis.

Reconciliation of reportable segment revenues and operating profit to the consolidated income before provision for income taxes is presented below:

	Year Ended December 31,
	2013	2012	2011
Total segment revenues	$555,043	$433,722	$334,287
Unallocated revenue	74	77	241
Revenues	$555,117	$433,799	$334,528

Total segment operating profit	$109,308	$87,455	$71,703
Unallocated Amounts:
Other revenue	74	77	241
Stock-based compensation expense	(13,150)	(6,826)	(2,866)
Non-corporate taxes	(3,201)	(2,346)	(2,722)
Professional fees	(3,651)	(2,850)	(2,802)
Depreciation and amortization	(2,829)	(1,100)	(810)
Bank charges	(1,194)	(1,136)	(793)
Goodwill impairment loss (Note 3)	—	—	(1,697)
Stock charge	—	(640)	—
Provision for bad debts	(36)	—	—
Other corporate expenses	(8,828)	(6,628)	(5,246)
Income from operations	76,493	66,006	55,008
Interest and other income, net	3,077	1,941	1,422
Foreign exchange loss	(2,800)	(2,084)	(3,638)
Income before provision for income taxes	$76,770	$65,863	$52,792

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably amongst the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets follows:

	December 31, 2013	December 31, 2012
Belarus	$38,697	$40,095
Ukraine	5,525	5,357
Russia	3,414	3,234
United States	2,217	2,048
Hungary	2,644	1,744
Other	818	657
Total	$53,315	$53,135

Long-lived assets included property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location is presented below:

	Year Ended December 31,
	2013	2012	2011
United States	$247,979	$197,593	$163,068
United Kingdom	108,892	98,346	70,989
Russia	53,328	47,507	43,799
Switzerland	51,941	30,120	15,870
Canada	33,759	9,256	2,058
Germany	20,261	16,391	7,909
Kazakhstan	9,886	11,352	8,845
Netherlands	7,719	3,127	4,031
Sweden	5,742	4,913	5,292
Spain	1,957	1,710	1,893
Ukraine	681	4,733	891
Other locations	5,346	2,334	3,707
Reimbursable expenses and other revenues	7,626	6,417	6,176
Revenues	$555,117	$433,799	$334,528

Service Offering Information

Information about the Company’s revenues by service offering is presented below:

	Year Ended December 31,
	2013	2012	2011
Software development	$374,426	$290,139	$219,211
Application testing services	109,222	85,849	67,840
Application maintenance and support	45,971	36,056	29,287
Infrastructure services	14,433	12,424	8,488
Licensing	3,439	2,914	3,526
Reimbursable expenses and other revenues	7,626	6,417	6,176
Revenues	$555,117	$433,799	$334,528

19.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results for the two years ended December 31, 2013 and 2012 were as follows:

	Three Months Ended
2013	March 31	June 30	September 30	December 31	Full Year
Revenues	$124,198	$133,184	$140,150	$157,585	$555,117
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	77,937	83,547	88,539	97,627	347,650
Selling, general and administrative expenses	27,083	28,541	27,893	32,980	116,497
Depreciation and amortization expense	3,617	3,854	3,906	3,743	15,120
Other operating (income)/ expenses, net	25	(293)	(418)	43	(643)
Income from operations	15,536	17,535	20,230	23,192	76,493
Interest and other income, net	630	769	846	832	3,077
Foreign exchange loss	(499)	(869)	(720)	(712)	(2,800)
Income before provision for income taxes	15,667	17,435	20,356	23,312	76,770
Provision for income taxes	2,987	3,317	3,919	4,553	14,776
Net income	$12,680	$14,118	$16,437	$18,759	$61,994
Comprehensive income	$10,337	$13,073	$19,412	$18,361	$61,183
Basic net income per share(1)	$0.28	$0.31	$0.36	$0.40	$1.35
Diluted net income per share(1)	$0.27	$0.29	$0.34	$0.38	$1.28

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

	Three Months Ended
2012	March 31	June 30	September 30	December 31	Full Year
Revenues	$94,383	$103,800	$110,078	$125,538	$433,799
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	60,175	63,803	69,099	77,284	270,361
Selling, general and administrative expenses	17,627	20,711	21,153	26,377	85,868
Depreciation and amortization expense	2,211	2,423	3,040	3,208	10,882
Other operating expenses, net	586	33	50	13	682
Income from operations	13,784	16,830	16,736	18,656	66,006
Interest and other income, net	476	460	486	519	1,941
Foreign exchange gain/ (loss)	80	(1,394)	(635)	(135)	(2,084)
Income before provision for income taxes	14,340	15,896	16,587	19,040	65,863
Provision for income taxes	2,241	2,575	2,522	4,041	11,379
Net income	$12,099	$13,321	$14,065	$14,999	$54,484
Comprehensive income	$13,711	$10,857	$16,769	$15,640	$56,977
Basic net income per share(1)	$0.30	$0.31	$0.33	$0.35	$1.27
Diluted net income per share(1)	$0.27	$0.29	$0.30	$0.32	$1.17

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

20.	SUBSEQUENT EVENTS
On March 5, 2014, the Company entered into an agreement to acquire substantially all assets and certain specified liabilities of Netsoft Holdings LLC, a U.S.-based information technology services company with a focus on healthcare industry. In connection with this transaction, the Company also acquired substantially all assets of an Armenian-based company Ozsoft LLC. According to the purchase agreement, the aggregate purchase price, including any additional earn-out payments, will not exceed $6,000.