Form 10-Q
period 2014-03-31
EPAM Systems, Inc.
filed 2014-05-07
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2014
Common Stock, par value $0.001 per share	46,988,555 shares

EPAM SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of March 31, 2014	As of December 31, 2013
Assets
Current assets
Cash and cash equivalents	$174,066	$169,207
Accounts receivable, net of allowance of $1,936 and $1,800 respectively	89,932	95,431
Unbilled revenues	58,791	43,108
Prepaid and other current assets	15,111	14,355
Employee loans, net of allowance of $0 and $0, respectively, current	2,114	1,989
Time deposits	6,884	1,188
Restricted cash, current	—	298
Deferred tax assets, current	5,366	5,392
Total current assets	352,264	330,968
Property and equipment, net	53,072	53,315
Restricted cash, long-term	216	225
Employee loans, net of allowance of $0 and $0, respectively, long-term	4,234	4,401
Intangible assets, net	12,957	13,734
Goodwill	26,392	22,268
Deferred tax assets, long-term	4,705	4,557
Other long-term assets	4,797	3,409
Total assets	$458,637	$432,877

Liabilities
Current liabilities
Accounts payable	$11,812	$2,835
Accrued expenses and other liabilities	15,314	20,175
Deferred revenue, current	4,539	4,543
Due to employees	17,305	12,665
Taxes payable	10,413	14,171
Deferred tax liabilities, current	1,072	275
Total current liabilities	60,455	54,664
Deferred revenue, long-term	340	533
Taxes payable, long-term	1,228	1,228
Deferred tax liabilities, long-term	334	351
Total liabilities	62,357	56,776
Commitments and contingencies (See Note 10)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 47,893,055 and 47,569,463 shares issued, 46,940,797 and 46,614,916 shares outstanding at March 31, 2014 and December 31, 2013, respectively	47	46
Additional paid-in capital	201,955	195,585
Retained earnings	208,350	190,986
Treasury stock	(8,663)	(8,684)
Accumulated other comprehensive loss	(5,409)	(1,832)
Total stockholders’ equity	396,280	376,101
Total liabilities and stockholders’ equity	$458,637	$432,877
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$160,384	$124,198
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	102,454	77,937
Selling, general and administrative expenses	32,359	27,083
Depreciation and amortization expense	3,689	3,617
Other operating expenses, net	25	25
Income from operations	21,857	15,536
Interest and other income, net	976	630
Foreign exchange loss	(1,241)	(499)
Income before provision for income taxes	21,592	15,667
Provision for income taxes	4,228	2,987
Net income	$17,364	$12,680
Foreign currency translation adjustments	(3,577)	(2,343)
Comprehensive income	$13,787	$10,337

Net income per share:
Basic	$0.37	$0.28
Diluted	$0.35	$0.27
Shares used in calculation of net income per share:
Basic	46,797	44,812
Diluted	49,207	47,646
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$17,364	$12,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,689	3,617
Bad debt expense	368	161
Deferred taxes	97	268
Stock-based compensation expense	3,208	2,576
Excess tax benefit on stock-based compensation plans	(995)	(1,529)
Other	294	586
Changes in operating assets and liabilities:
(Increase)/ decrease in operating assets:
Accounts receivable	4,908	1,664
Unbilled revenues	(15,611)	(18,597)
Prepaid expenses and other assets	939	(103)
Increase/ (decrease) in operating liabilities:
Accounts payable	8,563	3,009
Accrued expenses and other liabilities	(7,908)	(12,094)
Deferred revenues	265	(1,923)
Due to employees	4,711	3,191
Taxes payable	(3,704)	(5,244)
Net cash provided by/ (used in) operating activities	16,188	(11,738)
Cash flows used in investing activities:
Purchases of property and equipment	(2,157)	(2,887)
Payment for construction of corporate facilities	(1,488)	(808)
Employee housing loans	(294)	(2,834)
Proceeds from repayments of employee housing loans	419	—
(Increase)/decrease in restricted cash and time deposits, net (Note 3)	(5,387)	177
Decrease/(increase) in other long-term assets, net	(350)	(122)
Acquisition of businesses, net of cash acquired (Note 2)	(2,419)	—
Net cash used in investing activities	(11,676)	(6,474)
Cash flows from financing activities:
Proceeds related to stock options exercises	2,139	2,510
Excess tax benefit on stock-based compensation plans	995	1,529
Net cash provided by financing activities	3,134	4,039
Effect of exchange rate changes on cash and cash equivalents	(2,787)	(1,133)
Net increase/ (decrease) in cash and cash equivalents	4,859	(15,306)
Cash and cash equivalents, beginning of period	169,207	118,112
Cash and cash equivalents, end of period	$174,066	$102,806
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(US Dollars in thousands, except share and per share data)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of EPAM Systems, Inc. (the “Company” or “EPAM”) have been prepared in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements are prepared in thousands, except share and per share amounts, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2013. In the Company’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

EPAM is a leading provider of complex software engineering solutions and a leader in Central and Eastern European (“CEE”) information technology (“IT”) services delivery. The Company provides these solutions primarily to Fortune Global 2000 companies in multiple verticals, including Independent Software Vendors (“ISVs”) and Technology, Banking and Financial services, Business Information and Media, and Travel and Consumer.
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
Where the fair values of financial assets and liabilities recorded in the consolidated balance sheet cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, options pricing models and other relevant valuation models. Inputs into these models are taken from observable market data whenever possible, but in instances where it is not feasible, a degree of judgment is required to establish fair values. The Company had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, other than contingent consideration recorded as of March 31, 2014 in connection with the acquisition of Netsoft Holdings, LLC (“Netsoft”) (Note 2).
The Company’s financial assets and liabilities, with the exceptions of employee loans described further herein, are all short term in nature; therefore, the carrying value of these items approximates their fair value.
Employee Housing Loans — The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. The Company also assessed the probability of future defaults and associated cash flows impact. In addition, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows, as described in the following paragraph. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the three months ended March 31, 2014 approximated their fair values upon initial recognition. The Company also estimated the fair values of the housing loans that were outstanding as of March 31, 2014 using the inputs noted above and determined their fair values approximated the carrying values as of that date.
Employee loans, other — The Company also issues short-term non-interest bearing relocation loans and other employee loans. These loans are considered Level 3 measurements. The Company’s Level 3, unobservable inputs reflect its assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. Due to the short-term nature of employee loans (i.e., the relatively short time between the origination of the instrument and its expected realization), the carrying amount is a reasonable estimate of fair value. As of March 31, 2014, the carrying values of these employee loans approximated their fair values.

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

2.	ACQUISITIONS
Netsoft  – On March 5, 2014, the Company acquired substantially all of the assets and assumed certain liabilities of Netsoft Holdings, LLC, a 15-year old company specializing in delivering high-value business and complex IT solutions to healthcare and health insurance companies (“Netsoft”). Concurrently with this transaction, the Company also purchased substantially all of the assets of an Armenia-based Ozsoft, LLC.
The purchase price was comprised of approximately $5,598 payable with $2,419 in cash upon closing, $1,400 in cash payable upon a 12-month anniversary of March 5, 2014 (the “Closing Date”), and contingent consideration payable in cash, which was valued at $1,825 and was recorded as a liability at the date of acquisition. The contingent consideration payable, if any, is capped at $1,825 and will be based on the formula tied to the EBITDA of Netsoft, as defined in the Asset Purchase Agreement, for the twelve months following the acquisition (the “Earn-Out EBITDA”).

The Company estimated the contingent consideration based on the expected growth of Netsoft during the earn-out period. As of March 5, 2014, the preliminary purchase consideration paid to acquire Netsoft was as follows:

Amount
Cash paid at Closing	$2,419
Working capital adjustment	(46)
Deferred consideration payable in cash	1,400
Contingent consideration payable in cash	1,825
Total preliminary consideration	$5,598

In addition, the Company issued to the sellers 2,289 shares of non-vested (“restricted”) common stock contingent on their continued employment with the Company (the “Closing Shares”). These shares have an estimated value of $84 and will be recorded as stock-based compensation expense over an associated service period of three years. The Company also agreed to issue additional shares of restricted stock as part of the earn-out payment. Following the first anniversary of the closing date, the company will calculate the excess of the Earn-Out EBITDA over an estimated amount and issue up to 16,349 shares of restricted stock (the “Earn-Out Shares”). The Earn-Out Shares, if issued, will be subject to the same terms and conditions as the Closing Shares. As of March 5, 2014, the estimated fair value of the Earn-Out shares was $598 and will be recorded as stock-based compensation expense over an associated service period of three years.
All of the Closing Shares, as well as $256 were placed in escrow for a period of 18 months as a security for the indemnification obligations of the sellers under the asset purchase agreement.

The purchase price was preliminary allocated to the assets acquired based on their related fair values, as follows:

Amount
Trade receivables and other current assets	$788
Property and equipment	52
Deferred tax asset	351
Goodwill and acquired intangible assets	4,476
Total assets acquired	5,667
Accounts payable and accrued expenses	69
Total liabilities assumed	69
Net assets acquired	$5,598

The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date to estimate the fair values of the assets acquired and liabilities assumed. As of March 31, 2014, a balance of $4,476 represented an aggregate value of the acquired intangible assets and goodwill arising from the acquisition of Netsoft and was presented within goodwill on the Company’s condensed consolidated balance sheets. The Company estimates potential value of the acquired intangible assets to be in the range of 35% to 50% of the aggregate balance and is waiting for additional information necessary to finalize the estimated fair values of intangible assets, deferred income taxes, and other amounts. Thus, the provisional measurements of fair value reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the Netsoft acquisition date.

Included in consolidated statements of income and comprehensive income for the three months ended March 31, 2014, were $367 and $76 of revenues and net income of the acquiree, respectively.Total acquisition-related costs were $68 and are presented within selling, general and administrative expenses for the three months ended March 31, 2014.

Pro forma results of operations for the Netsoft acquisition were not presented because the effects of the acquisition were not material to the Company’s consolidated results of operations.

3.	RESTRICTED CASH AND TIME DEPOSITS

Restricted cash and time deposits consisted of the following:

	March 31, 2014	December 31, 2013
Time deposits	$6,884	$1,188
Short-term security deposits under customer contracts	—	298
Long-term deposits under employee loan programs	216	225
Total	$7,100	$1,711

Included in time deposits as of March 31, 2014, were deposits with varying maturities within 12 months from the reporting date, which earned interest at a weighted average rate of 1.67% during the three months ended March 31, 2014.
Included in time deposits as of December 31, 2013, was a bank deposit of $1,188. The deposit matures on October 15, 2014 and earns interest at the rate of 2.05%. The Company does not intend to withdraw the deposit prior to its maturity.
At December 31, 2013, short-term security deposits under customer contracts included fixed amounts placed in respect of bank guarantees intended to secure appropriate performance under respective contracts. The Company estimates the probability of non-performance under the contracts as remote; therefore, no provision for losses has been created in respect of this amount as of that date.
Also included in restricted cash as of March 31, 2014 and December 31, 2013, were deposits of $216 and $225, respectively, placed in connection with certain employee loan program.

4.	EMPLOYEE LOANS AND ALLOWANCE FOR LOAN LOSSES
In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program (the “Housing Program”), which assists employees in purchasing housing in Belarus. The Housing Program was designed to be a retention mechanism for the Company’s employees in Belarus and is available to full-time employees who have been with the Company for at least three years. As part of the Housing Program, the Company will extend financing to employees up to an aggregate amount of $10,000. The Company does not bear any market risk in connection with the Housing Program, as the housing will be sold directly to employees by independent third parties. In addition to the housing loans, the Company issues relocation loans in connection with intra-company transfers, as well as certain other individual loans.
During the three months ended March 31, 2014, loans issued by the Company under the Housing Program were denominated in U.S. Dollars with a five-year term and carried an interest rate of 7.5%.

At March 31, 2014 and December 31, 2013, categories of employee loans included in the loan portfolio were as follows:

	March 31, 2014	December 31, 2013
Housing loans	$5,767	$5,896
Relocation and other loans	581	494
Total employee loans	6,348	6,390
Less:
Allowance for loan losses	—	—
Total loans, net of allowance for loan losses	$6,348	$6,390

There were no loans issued to principal officers, directors, and their affiliates during the three months ended March 31, 2014 and 2013.
On a quarterly basis, the Company reviews the aging of its loan portfolio to evaluate information about the ability of employees to service their debt, including historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments based on the knowledge of individual borrowers, among other factors.

As of March 31, 2014 and December 31, 2013, there were no material past due or non-accrual employee loans. The Company determined no allowance for loan losses was required regarding its employee loans as of March 31, 2014 and December 31, 2013 and there were no movements in provision for loan losses during the three months ended March 31, 2014 and 2013.

5.	LONG-TERM DEBT
Revolving Line of Credit — On January 15, 2013, the Company entered into a revolving loan agreement (the “2013 Credit Facility”) with PNC Bank, National Association (the “Bank”). Under the agreement, the Company’s maximum borrowing capacity was set at $40,000. The 2013 Credit Facility matures on January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. As of March 31, 2014, the borrowing capacity of the Company under the 2013 Credit Facility was $40,000. The Company had no outstanding borrowing as of that date.
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
The Company has established a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation by up to the statutory limit. Effective January 1, 2013, the Company provides discretionary matching contributions to the plan up to a maximum of 2.0% of the employee’s eligible compensation. Employer contributions charged to expense for the three months ended March 31, 2014 and 2013, were $124 and $72, respectively. The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

7.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended March 31, 2014 and 2013 was 19.6% and 19.1%, respectively. The increase in the Company’s worldwide effective tax rate for the three months ended March 31, 2014, as compared with the corresponding period of 2013, was primarily due to (a) a larger portion of the Company’s pre-tax profits attributable to tax jurisdictions with relatively higher effective tax rates (as compared to effective tax rates within the Commonwealth of Independent States (“CIS”) region); and (b) a relative shift in offshore services performed in Belarus, where the Company is currently entitled to a 100% exemption from Belarusian income tax, to other countries in the CIS region (specifically Ukraine, and, to a lesser extent, Russia), both of which have higher income tax rates than Belarus.

8.	STOCK-BASED COMPENSATION

The following costs related to the Company’s stock compensation plans were included in the unaudited consolidated statements of income:

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$1,403	$779
Selling, general and administrative expenses	1,805	1,797
Total	$3,208	$2,576

On March 5, 2014, the Company completed acquisition of Netsoft (See Note 2). As a result, the Company issued 2,289 shares of non-vested (“restricted”) common stock (the “Closing Shares”). The shares vest 33.33% on each of the first, second and third anniversaries of the closing date. Upon termination of the recipient’s services with the Company with Cause or without Good Reason (in each case, as defined in the escrow agreement), any unvested shares will be forfeited. The fair value of the restricted shares at the time of grant was $84. In addition, the Company agreed to issue additional shares of restricted stock as part of the earn-out payment. Following the first anniversary of the closing date, the company will calculate the excess of the Earn-Out EBITDA over an estimated amount and issue up to 16,349 shares of restricted stock (the “Earn-Out Shares”). The Earn-Out Shares, if issued, will be subject to the same terms and conditions as the Closing Shares. As of March 31, 2014, the Company estimated a total of 16,349 Earn-Out shares to be issued with an estimated fair value of $598.
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

2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”), which will be used to issue equity grants to employees. As of March 31, 2014, 6,409,034 shares of common stock remained available for issuance under the 2012 Plan. This includes (i) any shares that were available for issuance under the 2006 Plan (as defined below) as of its discontinuance date and that became available for issuance under the 2012 Plan and (ii) any shares that were subject to outstanding awards under the 2006 Plan and have expired or terminated or were cancelled between the discontinuance date of the 2006 Plan and December 31, 2013 and therefore became available for issuance under the 2012 Plan. In addition, up to 2,339,987 shares that are subject to outstanding awards as of March 31, 2014 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the 2006 Plan’s share reserve under the terms of the 2006 Plan will be available for awards to be granted under the 2012 Plan.
During the three months ended March 31, 2014, the Company issued a total of 2,311,000 shares underlying stock options under the 2012 Plan with an aggregate grant-date fair value of $31,284 and a vesting period of generally four years from the time of grant.
In addition, on March 27, 2014, the Board of Directors of the Company approved the grants of 65,000 restricted share units (“RSUs”) to certain key management personnel under the 2012 Plan, effective as of March 31, 2014. The RSUs are generally scheduled to vest one-fourth on each of the first, second, third and fourth anniversaries of the grant date, subject to the terms of the 2012 Plan and applicable RSU award agreement, including the termination provisions. In the event of the participant’s termination of service for any reason, unvested RSUs are forfeited as of the date of such termination without any payment to the participant. The fair value of the RSUs at the time of grant was $1,829.
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

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	5,823,536	$13.99	$122,003
Options granted	2,311,000	32.14	1,756
Options exercised	(323,592)	6.75	(8,462)
Options forfeited/cancelled	(58,741)	18.17	(865)
Options outstanding at March 31, 2014	7,752,203	$19.67	$102,562
Options vested and exercisable at March 31, 2014	3,008,362	$9.76	$69,613
Options expected to vest	4,269,150	$25.72	$30,670

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line method over the service period (generally the vesting period). Additionally, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses a combination of historical data and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the three months ended March 31, 2014, as compared with the assumptions disclosed in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Summary of restricted stock activity as of March 31, 2014, and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock outstanding at January 1, 2014	344,928	$18.74
Restricted stock granted	2,289	36.57
Restricted stock vested	(3,520)	14.67
Unvested restricted stock outstanding at March 31, 2014	343,697	$18.90

As of March 31, 2014, total unrecognized compensation cost related to non-vested share-based compensation awards was $57,589. That cost is expected to be recognized over the next two years using the weighted average method.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2014	2013
Numerator for common earnings per share:
Net income	$17,364	$12,680
Numerator for basic and diluted earnings per share	$17,364	$12,680

Denominator for basic earnings per share:
Weighted average common shares outstanding	46,797	44,812
Effect of dilutive securities:
Stock options	2,410	2,834
Denominator for diluted earnings per share	49,207	47,646

Net income per share:
Basic	$0.37	$0.28
Diluted	$0.35	$0.27

For the three months ended March 31, 2014 and 2013, options to purchase approximately 1,271 and 1,373 shares of common stock, respectively, were not included in the calculation of the diluted earnings per share in corresponding periods because the effect would have been anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES
Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS for the construction of an office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in 2014. As of March 31, 2014, total outstanding commitment of the Company was $572.
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

11.	OPERATING SEGMENTS
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

Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
Total segment revenues:
North America	$80,198	$63,057
Europe	67,659	46,153
Russia	10,748	12,353
Other	1,392	2,613
Total segment revenues	$159,997	$124,176
Segment operating profit:
North America	$18,197	$14,181
Europe	14,135	8,371
Russia	(1,135)	632
Other	(1,318)	84
Total segment operating profit	$29,879	$23,268

Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three months ended March 31, 2014, revenues from one customer, UBS AG, accounted for more than 10% of total revenues. Revenues from this customer were $20,024 and were included in the Company’s Europe segment. No customer accounted for more than 10% of our revenues in the corresponding period of 2013.

Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2014	2013
Total segment revenues	$159,997	$124,176
Unallocated revenue	387	22
Revenues	$160,384	$124,198

Total segment operating profit:	$29,879	$23,268
Unallocated amounts:
Other revenues	387	22
Stock-based compensation expense	(3,208)	(2,576)
Non-corporate taxes	(546)	(820)
Professional fees	(1,314)	(1,350)
Depreciation and amortization	(655)	(715)
Bank charges	(247)	(332)
Other corporate expenses	(2,439)	(1,961)
Income from operations	21,857	15,536
Interest and other income, net	976	630
Foreign exchange loss	(1,241)	(499)
Income before provision for income taxes	$21,592	$15,667

Geographic Area Information

Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets is as follows:

	March 31, 2014	December 31, 2013
Belarus	$38,924	$38,697
Ukraine	5,544	5,525
Russia	3,027	3,414
Hungary	2,592	2,644
United States	1,983	2,217
Other	1,002	818
Total	$53,072	$53,315

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location is as follows:

	Three Months Ended March 31,
	2014	2013
United States	$69,136	$57,450
United Kingdom	34,244	27,068
Switzerland	20,532	9,280
Russia	10,390	11,738
Canada	9,981	5,425
Germany	6,132	4,533
Sweden	2,312	1,255
Netherlands	2,118	2,386
Kazakhstan	1,242	2,465
Belgium	641	—
France	373	—
Italy	223	9
Norway	189	—
Ukraine	165	188
Spain	106	632
Other locations	633	331
Reimbursable expenses and other revenues	1,967	1,438
Revenues	$160,384	$124,198

Service Offering Information

Information about the Company’s revenues by service offering is as follows:

	Three Months Ended March 31,
	2014	2013
Software development	$110,687	$83,780
Application testing services	31,770	24,153
Application maintenance and support	11,378	10,839
Infrastructure services	3,754	3,410
Licensing	828	578
Reimbursable expenses and other revenues	1,967	1,438
Revenues	$160,384	$124,198

12.	RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company adopted the ASU effective January 1, 2014. The adoption of this standard did not have any effect on the Company’s financial conditions, results of operating and cash flows.

13.	SUBSEQUENT EVENTS
On April 30, 2014, the Company acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). The aggregate initial consideration was $20,000 payable in a combination of cash and common stock of the Company and is subject to customary adjustments. In addition, contingent consideration of up to $25,000 payable in cash and common stock may become payable post-closing based on achievement by Jointech of metrics measured over a specified 12-month period ending March 31, 2015 (the “Earn-Out”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2013 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and “Part II. Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
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
We have client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Russia, Switzerland, Netherlands, Kazakhstan, Singapore, Hong Kong, China and Australia. Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Armenia and Poland are strategically located in centers of software engineering talent and educational excellence across the CEE and CIS. The majority of our employees are located in these delivery centers with compensation and benefits related to this pool of resources being the primary component of our operating expenses. Additionally, our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, such as computers and office space, enhance our productivity levels and enable us to better manage efficiency of our global operations by maintaining adequate resource utilization levels and implementing company-wide cost-management programs. As a result, we have managed to create a relatively homogeneous delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, thereby further strengthening our relationships with them.
Our focus on delivering quality to our clients is reflected by an average of 93.9% and 78.4% of our revenues in 2013 coming from clients that had used our services for at least one and two years, respectively.
Year-to-Date 2014 Developments and Trends
During the three months ended March 31, 2014, total revenues grew by approximately 29% compared with the first quarter of 2013, driven by growth in North America and Europe. Our performance remained strong in the Banking and Financial Services and Travel and Consumer verticals, which increased 45.9% and 33.4%, respectively, during the first quarter of 2014 as compared to the corresponding period of 2013.
In the first quarter of 2014, we passed another important milestone and resumed growth in revenues from certain long-time customers within the Business Information and Media vertical, including Thomson Reuters. In the first quarter of 2014, revenues from this vertical increased 19.2% as compared with an 8.8% year-over-year growth in the first quarter of 2013.
We remain committed to maintaining and improving a well-balanced portfolio of clients and seek to grow revenues from our customers by continually expanding the scope and size of our engagements, as well as by growing our key customer base through internal business development efforts and strategic acquisitions. During the quarter ended March 31, 2014, our top five and top ten customers accounted for 33.5% and 45.5% of our revenues, respectively.
On March 5, 2014, we completed an acquisition of a U.S.-based healthcare technology consulting firm Netsoft Holdings, LLC and an Armenia-based Ozsoft, LLC (collectively, “Netsoft”). Netsoft works with leading health plans in the U.S. on their medical management and claims systems and specializes in working with leaders in pioneering fields such as accountable care organizations, tele-medicine, healthcare analytics, personalized medicine, health information exchanges, and online self-service capabilities. The acquisition of Netsoft added approximately 40 IT professionals.

On April 30, 2014, the Company acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). Jointech provides strategic technology services to multi-national organizations in investment banking, wealth and asset management. The acquisition of Jointech added over 200 IT professionals to our highly-experienced employee base and significantly extended our footprint in China, Hong Kong, and Singapore. With this acquisition, we expect to create an integrated global platform serving large multinational Banking and Financial Services customers, as well as meeting the needs of customers across all other verticals, in the growing market of South East Asia.
Change in Presentation of Certain Financial Information
As part of our discussion and analysis, we analyze revenues by geographical location. Effective second quarter of 2013, we individually reassigned geographical location of certain newly acquired customers to allow for a more accurate allocation of revenues among the specific customer sites that we serve. These changes had no effect on the results of operations and earnings per share reported in the first quarter of 2013 and were applied retrospectively, as presented in the table below.

	Three Months Ended March 31, 2013
	As Previously Reported		After Reclassification
	(in thousands, except percentages)
Client Location
North America	$64,474	51.9%	$62,875	50.6%
Europe	43,632	35.1	45,231	36.4
CIS	14,654	11.8	14,654	11.8
Reimbursable expenses and other revenues	1,438	1.2	1,438	1.2
Revenues	$124,198	100.0%	$124,198	100%

Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase
	2014	2013	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$160,384	$124,198	$36,186	29.1%
Income from operations	21,857	15,536	6,321	40.7%
Net income	17,364	12,680	4,684	36.9%
The key highlights of our consolidated results for the first quarter of 2014, as compared to the first quarter of 2013, were as follows:
•
Revenue growth from customers in most of our key verticals, and in particular within Banking and Financial Services and Travel and Consumer verticals, which grew $14.9 million and $9.1 million, respectively, over the corresponding period of 2013;

•	Continued recovery of the Business Information and Media vertical, which increased revenues by 19.2% in the first quarter of 2014, as compared to 8.8% growth in revenues in the first quarter of 2013;
•	The European market continued its strong performance, generating revenue growth of $22.0 million during the first quarter of 2014, or 48.7%, over the corresponding period of 2013;
•	Income from operations grew by 40.7% during the first quarter of 2014 compared with the first quarter of 2013, and by 1.1% as a percentage of revenues;
•
Increase in net income of 36.9% during the first quarter of 2014 compared with the corresponding period of 2013. Expressed as a percentage of revenues, our net income increased 0.6% year-over year despite the adverse effects of higher effective tax rate and foreign exchange changes in the first quarter of 2014 as compared to the corresponding period last year.

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
We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business, and evaluate our performance. We also believe these measures help investors compare our operating performance with our results in prior periods and compare our operating results with those of similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our condensed consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)

GAAP income from operations	$21,857	$15,536
Stock-based compensation expense	3,208	2,576
Amortization of purchased intangible assets	650	699
Acquisition-related costs	581	38
Non-GAAP income from operations	$26,296	$18,849

GAAP operating margin	13.6%	12.5%
Effect of the adjustments detailed above	2.8	2.7
Non-GAAP operating margin	16.4%	15.2%
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

Effects of Inflation
Economies in CIS countries such as Belarus, Russia, Kazakhstan and Ukraine have periodically experienced high rates of inflation.
Ukraine has been recently undergoing heightened political and economic turmoil. Inflation in March 2014 alone was over 3%. In an effort to fight inflation and prevent the Ukrainian currency from further devaluation, the Ukrainian government introduced a number of measures to tighten its monetary policy and was forced to seek financial assistance from the International Monetary Fund, or the IMF, the European Union and the United States. Despite the $17 billion package of financial assistance from the IMF and the $9 billion in additional assistance pledged by the United States and the European Union, the negative outlook in Ukraine’s economy continues.
In addition, in March 2014, several credit rating agencies revised their outlook on Russia to negative to reflect potential material and unanticipated financial and economic consequences of sanction that the European Union and Untied States may impose in connection with situation in the Crimea region.
In February 2014, the government of Kazakhstan devalued the local currency, tenge, by 19%. The government is currently forecasting inflation of 6% to 8% in 2014, however, political and economic instability in the region contribute to the economic uncertainty in Kazakhstan.
Over a three-year period ended December 31, 2013, significant inflation has been reported in Belarus. The National Statistical Committee of Belarus estimated that inflation was approximately 118.3% in 2013 and it continued to ramp during the first quarter of 2014. In the first quarter 2014, we had approximately 0.2% of our revenues, respectively, denominated in Belarusian rubles. The measures currently used by the Belarusian government to control this recent inflation include monetary policy and pricing instruments, including increasing interest rates and the use of anti-monopoly laws to prevent the increase in pricing of goods, as well as privatization and using foreign borrowings to replenish the budget and stabilize local currency. Inflation, government actions to combat inflation and public speculation about possible additional actions have also contributed materially to economic uncertainty in Belarus. Belarus may experience high levels of inflation in the future.
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

	Three Months Ended March 31,		Increase
	2014	2013	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$160,384	$124,198	$36,186	29.1%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	102,454	77,937	24,517	31.5%
Selling, general and administrative expenses(2)	32,359	27,083	5,276	19.5%
Depreciation and amortization expense	3,689	3,617	72	2.0%
Other operating expenses, net	25	25	—	0.0%
Income from operations	21,857	15,536	6,321	40.7%
Interest and other income, net	976	630	346	54.9%
Foreign exchange loss	(1,241)	(499)	(742)	148.7%
Income before provision for income taxes	21,592	15,667	5,925	37.8%
Provision for income taxes	4,228	2,987	1,241	41.5%
Net income	$17,364	$12,680	$4,684	36.9%

(1) Included $1,403 and $779 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively;
(2) Included $1,805 and $1,797 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.

First Quarter of 2014 Compared to the First Quarter of 2013
Revenues
Revenues were $160.4 million and $124.2 million in the first quarter of 2014 and 2013, respectively, representing an increase of 29.1%. The increase was attributable to a combination of factors, including deeper penetration to existing customers and acquisition of new customers, which added $6.3 million to consolidated results during the three months ended March 31, 2014.
During the three months ended March 31, 2014, North America, our largest geography, grew $16.2 million or 25.8%, as compared with the corresponding period of 2013. As a percentage of revenues, the North America geography accounted for 49.3%, which represented a decrease of 1.3% over the first quarter of 2013. The decrease was primarily driven by the accelerated growth in Europe.
The growth in the North America geography was driven by many realized opportunities across our key verticals.
During the first quarter of 2014, our ISVs and Technology vertical accounted for 12.3% of total growth of the North America geography and 21.7% of consolidated revenues. Revenues from our Travel and Consumer vertical increased by $5.2 million, or 51.2%, in the first quarter of 2014 as compared to the corresponding period of 2013. The increase in this vertical was primarily driven by the fast expansion of our strategic relationship with a large retail chain, which we acquired in 2012 and which has been on our “top ten” customer list since the second quarter of 2013. During the first quarter of 2014, revenues from this customer accounted for 22.8% of total revenue growth in North America. First quarter of 2014 also showcased a growing importance of other verticals in our portfolio, including such industry segments as healthcare and life sciences. During the first quarter of 2014, combined revenues from customers in Other vertical accounted for $5.5 million, or 34.0%, of the overall growth in the North America geography. In addition, the first quarter of 2014 marked another important milestone with revenues in our Business Information and Media vertical growing $2.4 million, or 18.5%, over the first quarter of 2013. The growth in this vertical in the first quarter of 2014 was attributable to additional revenues streams created by our 2012 acquisitions, as well as resumed growth in revenues from certain long-time customers, including Thomson Reuters.
During the first quarter of 2014, the Banking and Financial Services vertical remained our dominant vertical in Europe and accounted for 66.4% of total revenue growth in this geography. During this period, revenues from the Banking and Financial Services vertical increased $14.6 million, or 67.8%, over the corresponding period of 2013. It was also our largest and fastest growing vertical on a consolidated basis. Continued solid performance of the Banking and Financial Services vertical can be attributed to an increased demand for our services and ongoing relationship with existing customers located in Europe. In particular, 34.0% of consolidated revenue growth during the first quarter of 2014 over the corresponding period last year was attributable to increased business from certain of our largest customers located in the United Kingdom and Switzerland. In addition, our Travel and Consumer and Business Information and Media verticals continue to grow into the European markets. During the first quarter of 2014, combined revenues from these verticals increased by $5.6 million over the corresponding period last year and accounted for 25.5% of the total growth in this geography.
Revenues in the CIS geography decreased by $2.6 million, or 17.8%, in the first quarter of 2014, as compared to the corresponding period of 2013. The decrease in revenues in this geography in the first quarter of 2014 when compared to 2013 was primarily attributable to revenue recognition delays related to fixed-price projects combined with budgetary delays with certain largest customers located in Russia and Kazakhstan. In particular, we estimate an additional $3.0 million of revenues related to the services rendered by us during the first quarter of 2014, which remained unrecognized as of March 31, 2014.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the first quarter of 2014, cost of revenues (exclusive of depreciation and amortization) was $102.5 million representing an increase of 31.5% in 2014 over the corresponding period of 2013.
The increase in cost of revenues (exclusive of depreciation and amortization) in the first quarter of 2014 was primarily driven by a net increase of 1,040 IT professionals from 8,719 to 9,759 from March 31, 2013 to March 31, 2014, to support the growth in demand for our services. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 1.1% during the first quarter of 2014, as compared to the corresponding period of 2013. Of this increase, 1.2% was attributable to unrecognized revenues from customers located in Russia, for which we recognized corresponding cost of services in the first quarter of 2014.

Selling, General and Administrative Expenses
During the first quarter of 2014, selling, general and administrative expenses were $32.4 million, representing an increase of 19.5% from $27.1 million in the first quarter of 2014. Most of this increase was attributable to higher compensation and benefits of our non-production staff in the first quarter of 2014 as compared to the corresponding period of 2013 as we continued to invest into key areas, including sales, industry expertise, and other functions supporting global operations, as well as growth in overhead expenses as a result of increased headcount to support growth in our business. However, as a percentage of revenues, selling, general and administrative expenses decreased by 1.6% year-over-year primarily as a result of relatively lower hiring rates and lesser investments into expansion of the existing facilities and infrastructure during the twelve months preceding March 31, 2014, as compared to the same period last year, coupled with favorable movements of the exchange rates in the CIS region.
Depreciation and Amortization Expense
Depreciation and amortization expense was $3.7 million during the first quarter of 2014 representing an increase of $0.1 million over the corresponding period of 2013. As a percentage of revenues, depreciation and amortization expense decreased by 0.6% to 2.3% in the first quarter of 2014 as compared to the same period of 2013. The decrease was primarily attributable to lesser capital expenditures caused by lower hiring rates in the period during the twelve months preceding March 31, 2014 as compared to the same period last year.
Interest and Other Income, Net
Net interest and other income was $1.0 million during the first quarter of 2014, representing an increase of $0.3 million when compared to the corresponding period last year. The increase was primarily driven by interest paid on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans, which accounted for $0.1 million of this increase.
Provision for Income Taxes
Our worldwide effective tax rate for the first quarter of 2014 was 19.6%, an increase of 0.5% over the same period of 2013. The increase was primarily due to a higher portion of pre-tax profits attributable to higher tax jurisdictions, like US and Canada as a result of the increase in onsite resources; and (b) a relative shift in offshore services performed in Belarus, where we are currently entitled to a 100% exemption from Belarusian income tax, to Ukraine, and, to a lesser extent, Russia, both of which have higher income tax rates.
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

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the first quarter of 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Total segment revenues:
North America	$80,198	$63,057
Europe	67,659	46,153
Russia	10,748	12,353
Other	1,392	2,613
Total segment revenues	$159,997	$124,176
Segment operating profit:
North America	$18,197	$14,181
Europe	14,135	8,371
Russia	(1,135)	632
Other	(1,318)	84
Total segment operating profit	$29,879	$23,268
North America Segment
During the first quarter of 2014, revenues from our North America segment were 50.1% of total revenue representing an increase of $17.1 million, or 27.2%, over the first quarter 2013 results. During this period, segment operating profits increased $4.0 million, or 28.3%, as compared to the first quarter of 2013, to $18.2 million net operating profit.
The increase in revenues during the first quarter of 2014 was primarily driven by continued expansion of existing client relationships, and to a lesser extent, by revenues contributed by new clients. Within the segment, growth within Travel and Consumer and Other verticals was the strongest, accounting for 61.0% of the total segment’s growth. As a percentage of revenues, the North America segment’s operating profit remained relatively constant at 22.7% and 22.5% during the first quarter of 2014 and 2013, respectively.
Europe Segment
During the first quarter of 2014, revenues from our Europe segment were 42.3% of total segment revenues representing an increase of $21.5 million, or 46.6%, over the first quarter 2013 results. During this period, segment operating profits increased $5.8 million, or 68.9%, as compared to the corresponding period of 2013, to $14.1 million net operating profit in the first quarter of 2014.
Europe continues to be a rapidly growing segment in our portfolio, given our nearshore delivery capabilities, and our value proposition in delivering quality software engineering solutions and services is continuing to gain considerable traction with European-based clients. Within the segment, growth was the strongest in our Banking and Financial Services vertical with revenues increasing by approximately $14.2 million, or 65.2%, during the first quarter of 2014 over the corresponding period of 2013. As a percentage of revenues, the segment’s operating profit increased by 2.8% primarily as a result of decreased concentration in the portfolio of customers attributed to this segment.
Russia and Other Segments
During the first quarter of 2014, revenues from our Russia and Other segments were $10.7 million and $1.4 million, respectively, representing a decrease of $1.6 million and $1.2 million, respectively, over the first quarter 2013 results. During this period, operating profits of Russia and Other segments decreased by $1.8 million and $1.4 million, respectively, to $1.1 million and $1.3 million of operating losses, respectively.
Operating losses of the Russia and Other segments during the first quarter of 2014 were primarily attributable to revenue recognition delays related to finalizing budgets for certain arrangements with major customers in these segments. As a result, we recorded the cost related to the performance of services in the first quarter of 2014 with no associated revenues recognized in the period that services were rendered. In particular, we estimate a total of $3.0 million of revenues that remained unrecognized as of March 31, 2014 in our Russia segment with related costs reflected in the segment’s operating results for the first quarter of 2014. We were unable to estimate revenues attributable to the first quarter 2014 services under certain arrangements with our largest customer in the Other segment as a result of budgetary delays. If recognized, such revenues would improve the operating margin of the Russia and Other segments in the period of recognition.

Liquidity and Capital Resources
Capital Resources
At March 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $174.1 million and $40.0 million of available borrowings under our revolving line of credit. As of that date, $122.5 million of our total cash and cash equivalents was held outside the United States, including $79.3 million held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 3.06% during the first quarter of 2014. Our subsidiaries in the CIS do not maintain significant balances denominated in currencies other than U.S. dollars.
We have a revolving line of credit with PNC Bank, National Association (the “Bank”). Effective January 15, 2013, we entered into a new agreement with the Bank (the “2013 Credit Facility”) which increased our borrowing capacity under the revolving line of credit from $30.0 million to $40.0 million and extended maturity of the new facility to January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. The 2013 Credit Facility is secured by all of our domestic tangible and intangible assets, as well as by 100% of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. The line of credit also contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. At March 31, 2014, we had no borrowings outstanding under the line of credit.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $122.5 million would be subject to foreign withholding taxes, of which $91.7 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by/ (used in) operating activities	$16,188	$(11,738)
Net cash used in investing activities	(11,676)	(6,474)
Net cash provided by financing activities	3,134	4,039
Effect of exchange-rate changes on cash and cash equivalents	(2,787)	(1,133)
Net increase/ (decrease) in cash and cash equivalents	$4,859	$(15,306)
Cash and cash equivalents, beginning of period	169,207	118,112
Cash and cash equivalents, end of period	$174,066	$102,806
Operating Activities
Net cash provided by operations during the first quarter of 2014 increased by $27.9 million to $16.2 million net cash provided by operations compared to $11.7 million net cash used by operations in the corresponding period of 2013. First quarter 2014 operating cash flows benefited, in part, from our strong focus on improving working capital efficiencies during the latter part of 2013, including focus on reducing days outstanding for our billed and unbilled receivables. Coupled with strong growth in revenues during the first quarter of 2014, as compared to the corresponding period of 2013, this resulted in a 39% increase in customer collections when compared to the year-ago quarter, which more than offset higher working capital requirements associated with increased revenues, including growth in total compensations and benefits of our IT professionals, overhead expenses, and higher tax payments.

Investing Activities
Net cash used in investing activities during the first quarter of 2014 increased by $5.2 million to $11.7 million net cash used in investing activities in the first quarter of 2014, as compared to $6.5 million used in investing activities during the corresponding period of 2013. The increase was primarily attributable to $5.7 million placed on time bank deposits, as well as $2.4 million spent on acquisition of Netsoft (Note 2). This was partly offset with a net $3.0 million decrease in loans issued under the Employee Housing Program.
Financing Activities
Net cash provided by financing activities during the first quarter of 2014 decreased by $0.9 million to $3.1 million net cash provided by financing activities in the first quarter of 2014, as compared to the corresponding period of 2013, caused by a decrease in proceeds received by us as a result of stock option exercises and associated tax benefits.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our fixed and determinable contractual obligations as of March 31, 2014.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$31,774	$13,876	$12,605	$5,061	$232
Other long-term obligations (1)	572	572	—	—	—
Employee Housing Program (2)	132	132	—	—	—
	$32,478	$14,580	$12,605	$5,061	$232

(1)
On December 7, 2011, we entered into an agreement with IDEAB Project Eesti AS for the construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. The building is expected to be operational in 2014. As of March 31, 2014, our total outstanding commitment was $0.6 million.

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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements within the scope of FASB ASC paragraph 460-10-15-4 (Guarantees Topic) other than as disclosed in Note 11 of our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements”; nor do we have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to material off-balance sheet risks.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report, may adversely affect our results as indicated in forward-looking statements. You should read this quarterly report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law.

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
At March 31, 2014, loans issued to employees were $6.3 million, or 1.4%, of our total assets. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained through their employment with EPAM and may be adversely affected by changes in macroeconomic situations, such as higher unemployment levels, currency devaluation and inflation. Additionally, continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. As of March 31, 2014, $90.0 million of total cash was held in CIS countries, with $79.4 million of that in Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS, which could materially adversely affect our business and financial condition.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of March 31, 2014, unbilled revenues from two customers individually exceeded 10% of total unbilled revenues and jointly accounted for 24.5% of total unbilled revenues as of that date; and one customer accounted for over 10% of total accounts receivable as of that date.
During the first quarter of 2014 and 2013, our top five customers accounted for 33.5% and 29.4% of our total revenues, and our top ten customers accounted for 45.5% and 42.0% of our total revenues, respectively. One customer, UBS AG, accounted for over 10% of total revenues in the first quarter of 2014. No customer accounted for more than 10% of our revenues in the corresponding period of 2013.
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

Foreign Exchange Risk
Our unaudited condensed consolidated financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Canada, Europe, and the CIS and CEE regions and generate a significant portion of our revenues in certain non-U.S. dollar currencies, principally, euros, British pounds, Canadian dollars, and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros, and Russian rubles associated with our delivery centers located in CEE. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro, the British pound, Canadian dollar, Hungarian forint, and/or Russian ruble appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the quarter ended March 31, 2014, a 1.0% appreciation / (depreciation) of either the euro, or the British pound against the U.S. dollar would result in an estimated increase / (decrease) of approximately $0.1 million in net income. A (decrease) / increase of the Hungarian forint against the U.S. dollar would result in an estimated increase/ (decrease) of approximately $0.1 million in net income. Based on our results of operations for the quarter ended March 31, 2014, a 1.0% appreciation/ (depreciation) of all applicable foreign currencies against the U.S. dollar would result in an estimated increase/ (decrease) of approximately 0.6% in our net income.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible during the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $1.3 million and $0.5 million during the quarters ended March 31, 2014 and 2013, respectively. Increase in net foreign exchange loss in the first quarter of 2014 as compared to the first quarter of 2013 was primarily attributable to devaluation of Ukrainian hryvnya against U.S. dollar in the first quarter of 2014. These losses are included in the consolidated statements of income and comprehensive income.
Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of March 31, 2014, approximately 22.6% of our total net assets were subject to foreign currency translation exposure, as compared to 21.6% as of December 31, 2013; and 63.5% of our net income in the first quarter of 2014 was generated by subsidiaries for which the functional currency is not U.S. dollars, as compared to 56.4% in the first quarter of 2013. Most of this increase was attributable to an increase in earnings generated by our subsidiary in the UK. During the quarters ended March 31, 2014 and 2013, we recorded translation gain of $0.1 million and $49,000, respectively, within our condensed consolidated statements of income in both periods, and $3.6 million and $2.3 million of translation losses within our condensed consolidated accumulated other comprehensive income during the first quarter of 2014 and 2013, respectively.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of March 31, 2014, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in “Part I. Item 1A.Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 5, 2014, we issued 2,289 shares of common stock, with an estimated value of $83,709, to the sellers of Netsoft as partial consideration in connection with our acquisition of Netsoft and their continued employment at EPAM. No underwriter was involved in the transaction and no underwriting commissions were paid. This transaction was exempt from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Chief Executive Officer Restricted Stock Unit Award Agreement
10.2	Form of Senior Management Restricted Stock Unit Award Agreement
10.3	Form of Chief Executive Officer Non-Qualified Stock Option Agreement
10.4	Amendment to Non-Employee Director Compensation Policy
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2014
EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Anthony J. Conte
Name: Anthony J. Conte
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)