Form 10-Q
period 2014-06-30
EPAM Systems, Inc.
filed 2014-08-11
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2014
Common Stock, par value $0.001 per share	47,538,649 shares

EPAM SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of June 30, 2014	As of December 31, 2013
Assets
Current assets
Cash and cash equivalents	$175,075	$169,207
Accounts receivable, net of allowance of $2,267 and $1,800, respectively	108,179	95,431
Unbilled revenues	67,880	43,108
Prepaid and other current assets	16,200	14,355
Employee loans, net of allowance of $0 and $0, respectively, current	2,240	1,989
Time deposits	1,142	1,188
Restricted cash, current	—	298
Deferred tax assets, current	4,123	5,392
Total current assets	374,839	330,968
Property and equipment, net	54,523	53,315
Restricted cash, long-term	212	225
Employee loans, net of allowance of $0 and $0, respectively, long-term	4,218	4,401
Intangible assets, net	49,381	13,734
Goodwill	42,547	22,268
Deferred tax assets, long-term	9,382	4,557
Other long-term assets	2,862	3,409
Total assets	$537,964	$432,877

Liabilities
Current liabilities
Accounts payable	$12,500	$2,835
Accrued expenses and other liabilities	23,280	20,175
Deferred revenue, current	4,244	4,543
Due to employees	21,006	12,665
Taxes payable	15,050	14,171
Deferred tax liabilities, current	1,563	275
Total current liabilities	77,643	54,664
Other long-term liabilities (Note 2 and 4)	31,892	—
Deferred revenue, long-term	228	533
Taxes payable, long-term	1,228	1,228
Deferred tax liabilities, long-term	326	351
Total liabilities	111,317	56,776
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 48,229,347 and 47,569,463 shares issued, 47,514,892 and 46,614,916 shares outstanding at June 30, 2014 and December 31, 2013, respectively	48	46
Additional paid-in capital	212,450	195,585
Retained earnings	223,164	190,986
Treasury stock	(6,500)	(8,684)
Accumulated other comprehensive loss	(2,515)	(1,832)
Total stockholders’ equity	426,647	376,101
Total liabilities and stockholders’ equity	$537,964	$432,877

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$174,695	$133,184	$335,079	$257,382
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	110,102	83,547	212,556	161,484
Selling, general and administrative expenses	38,671	28,541	71,030	55,624
Depreciation and amortization expense	5,451	3,854	9,140	7,471
Other operating expenses, net	1,995	(293)	2,020	(268)
Income from operations	18,476	17,535	40,333	33,071
Interest and other income, net	1,164	769	2,140	1,399
Foreign exchange loss	(1,239)	(869)	(2,480)	(1,368)
Income before provision for income taxes	18,401	17,435	39,993	33,102
Provision for income taxes	3,587	3,317	7,815	6,304
Net income	$14,814	$14,118	$32,178	$26,798
Foreign currency translation adjustments	2,894	(1,045)	(683)	(3,388)
Comprehensive income	$17,708	$13,073	$31,495	$23,410

Net income per share:
Basic	$0.31	$0.31	$0.69	$0.59
Diluted	$0.30	$0.29	$0.65	$0.56
Shares used in calculation of net income per share:
Basic	47,068	45,486	46,933	45,151
Diluted	49,559	47,977	49,384	47,813

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(US Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$32,178	$26,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,140	7,471
Bad debt expense	769	803
Deferred taxes	195	530
Stock-based compensation expense	9,099	6,426
Excess tax benefit on stock-based compensation plans	(2,161)	(3,250)
Other	2,336	1,139
Changes in operating assets and liabilities:
(Increase)/ decrease in operating assets:
Accounts receivable	(7,172)	(6,563)
Unbilled revenues	(24,254)	(24,695)
Prepaid expenses and other assets	1,000	981
Increase/ (decrease) in operating liabilities:
Accounts payable	5,899	2,630
Accrued expenses and other liabilities	(2,172)	(12,695)
Deferred revenues	(255)	(3,059)
Due to employees	6,627	1,881
Taxes payable	1,798	(2,177)
Net cash provided by/ (used in) operating activities	33,027	(3,780)
Cash flows used in investing activities:
Purchases of property and equipment	(4,445)	(8,998)
Payment for construction of corporate facilities	(2,282)	(1,006)
Employee housing loans	(799)	(5,172)
Proceeds from repayments of employee housing loans	856	821
Decrease in restricted cash and time deposits, net	303	709
Increase in other long-term assets, net	(346)	(320)
Acquisition of businesses, net of cash acquired (Note 2)	(26,498)	(20)
Net cash used in investing activities	(33,211)	(13,986)
Cash flows from financing activities:
Proceeds related to stock options exercises	5,413	5,353
Excess tax benefit on stock-based compensation plans	2,161	3,250
Net cash provided by financing activities	7,574	8,603
Effect of exchange rate changes on cash and cash equivalents	(1,522)	(1,474)
Net increase/ (decrease) in cash and cash equivalents	5,868	(10,637)
Cash and cash equivalents, beginning of period	169,207	118,112
Cash and cash equivalents, end of period	$175,075	$107,475
Noncash financing activities:

•	Deferred consideration payable in connection with acquisitions of businesses was $5,418 during the six months ended June 30, 2014 and $0 during the six months ended June 30, 2013.

•	Contingent consideration payable in connection with acquisitions of businesses was $28,293 during the six months ended June 30, 2014 and $0 during the six months ended June 30, 2013.
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
The Company is incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan and Poland, and client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, Kazakhstan, Singapore, China, Hong Kong and Australia.
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
Reclassifications — From time to time the Company may reclassify certain prior period amounts to conform to the current period presentation. Such reclassifications do not affect the Company’s results of operations or total stockholders’ equity.
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
From time to time, the Company enters into multiple element arrangements with its customers. In the vast majority of cases such multiple-element arrangements represent fixed-priced arrangements to develop a customized IT solution to meet the customer’s needs combined with warranty support over a specified period of time in the future, to which it refers to as the “warranty period.” Typically, the Company’s customers retain full intellectual property (IP) rights to the results of its services, and the software element created in lieu of such services is no more than incidental to any of the service deliverables, as defined in accordance with ASC 985-605-15-13. For such arrangements the Company follows the guidance set forth in ASC 605-25, Revenue Recognition – Multiple Element Arrangements, as to whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. The Company recognizes revenues related to the delivered services only if all revenue recognition criteria are met and the delivered element has a standalone value to the customer and allocates total consideration among the deliverables based on their relative selling prices. Revenues related to the software development services are recognized under the proportional performance method, as described above, while warranty support services are recognized on a straight-line basis over the warranty period. The warranty period is generally three months to two years.
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
Where the fair values of financial assets and liabilities recorded in the consolidated balance sheets cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, options pricing models and other relevant valuation models. Inputs into these models are taken from observable market data whenever possible, but in instances where it is not reasonably feasible, a degree of judgment is required to establish fair values.
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, other than contingent liabilities in connection with the acquisitions of businesses.
At June 30, 2014, contingent liabilities measured at fair value on a recurring basis comprised contingent consideration payable in cash and stock, and performance-based awards issued to certain former owners of the acquired businesses in exchange for future services.
The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses, and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency. Contingent liabilities are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities may result from changes in discount periods, changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results. See Note 4 for contingent liabilities activity.
Financial Assets and Liabilities Measured At Fair Value on a Non-Recurring Basis
The amounts of the Company’s financial assets and liabilities, with the exceptions of employee housing loans described further herein, approximate fair value because of their short-term maturities.
Employee Housing Loans — The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. The Company also assessed the probability of future defaults and associated cash flows impact. In addition, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the three and six months ended June 30, 2014 approximated their fair values upon initial recognition. The Company also estimated the fair values of the housing loans that were outstanding as of June 30, 2014 using the inputs noted above and determined their fair values approximated the carrying values as of that date.
Employee loans, other — The Company also issues short-term non-interest bearing relocation loans and other employee loans. These loans are considered Level 3 measurements. The Company’s Level 3, unobservable inputs reflect its assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. Due to the short-term nature of employee loans (i.e., the relatively short time between the origination of the instrument and its expected realization), the carrying amount is a reasonable estimate of fair value. As of June 30, 2014, the carrying values of these employee loans approximated their fair values.
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
If initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported for which the accounting is incomplete, with retrospective adjustment made to such provisional amounts during the measurement period to present new information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, and in no case beyond one year from the acquisition date, revisions of the accounting for the business combination are recorded in earnings.
All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expense in the period in which they are incurred. Changes in fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings. Payments to settle contingent consideration, if any, are reflected in cash flows from financing activities and the changes in fair value are reflected in cash flows from operating activities in the Company’s consolidated statements of cash flows.
Stock-Based Compensation — Equity-based compensation cost relating to the issuance of share-based awards to employees is based on the fair value of the award at the date of grant, which is expensed ratably over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet criteria for equity classification are recorded in liabilities and adjusted to fair value at the end of each reporting period. Distributions associated with liability-classified awards not expected to vest are accounted for as compensation expense in the consolidated statements of income and comprehensive income.
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
During the six months ended June 30, 2014, the Company completed acquisitions of the following businesses in exchange for its common stock and/or cash. Among other benefits, the acquisitions allow the Company to expand into desirable geographic locations, further extend its presence across all business verticals, increase the volume and create new offerings of services currently provided. These acquisitions have been accounted for using the acquisition method for recording business combinations:

Name of Acquisition	Effective Date of Acquisition	Common Shares		Fair Value of Common Shares		Cash, Net of Working Capital and Other Adjustments		Recorded Earnout Payable		Total Recorded Purchase Price	Maximum Potential Earnout Payable
		Issued	Deferred	Issued	Deferred	Paid	Deferred	Cash	Stock
		(in shares)		(in thousands)
Netsoft	March 5, 2014	—	—	$—	$—	$2,373	$1,400	$1,825	$—	$5,598	$1,825
Jointech	April 30, 2014	—	89,552	—	2,788	10,000	4,000	15,000	5,000	36,788	20,000
GGA (1)	June 6, 2014	—	—	—	—	13,526	—	11,400	—	24,926
		—	89,552	$—	$2,788	$25,899	$5,400	$28,225	$5,000	$67,312

(1)	The amount of the maximum potential earnout payable to GGA, if any, is not limited based on the terms of the purchase agreement.
Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are based upon the estimated future operating results of the acquired businesses within a seven-to twelve-month period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. The Company will record subsequent changes in the fair value of the earnout obligations, if any, in its consolidated income from operations. Please see Note 4 for discussion around significant inputs and assumptions.

Netsoft — On March 5, 2014, the Company completed an acquisition of substantially all of the assets of U.S.-based healthcare technology consulting firm Netsoft Holdings, LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). As a result of this transaction, substantially all of the employees of Netsoft, including approximately 40 IT professionals, accepted employment with the Company. In connection with the Netsoft acquisition, the Company agreed to issue a total of 2,289 of restricted shares of Company common stock as consideration for future services to key management and employees of Netsoft (the “Netsoft Closing Shares”). Furthermore, subject to attainment of certain performance targets defined in the purchase agreement, the Company will issue up to a maximum of 16,349 shares (collectively with the Netsoft Closing Shares, the “Netsoft Employment Shares”). The Netsoft Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. All unvested shares will be forfeited upon termination of services by the Company for cause or by the employee other than for good reason. The Netsoft Employment Shares had an estimated value of $682 at the time of grant and were recorded as stock-based compensation expense over an associated service period of three years (Note 9). All of the Netsoft Closing Shares, as well as $256, were placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the asset purchase agreement.
Jointech — On April 30, 2014, the Company acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzhen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). Jointech provides strategic technology services to multi-national organizations in investment banking, wealth and asset management. As a result of this transaction, substantially all employees of Jointech, including approximately 216 IT professionals, accepted employment with the Company. In connection with the Jointech acquisition, the Company agreed to issue a total of 89,552 shares of the Company common stock to a former owner of Jointech as consideration for future services on the six-month anniversary from the date of acquisition (the “Jointech Closing Shares”). Furthermore, the Company will pay to that former owner up to a maximum of $5,000 in shares of Company common stock valued based on the average closing price per share for the 30-trading day period preceding April 1, 2015 (collectively with the Jointech Closing Shares, the “Jointech Employment Shares”). The Jointech Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. All unvested Jointech Employment Shares will be forfeited upon termination of services for cause by the Company or other than for good reason (as applicable) by either of the two former owners of the acquired business. The aggregate fair value of the Jointech Employment Shares at the date of grant was $7,788 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 9).
Under the terms of the agreement, 15% of the total purchase price, in cash and stock, including the Jointech Employment Shares, was placed in an escrow account for a period of 18 months as security for the indemnification obligations of the sellers under the stock purchase agreement.
GGA — On June 6, 2014, the Company acquired substantially all of the assets of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications and content databases; creates state-of-the-art algorithms and models; and delivers IT support, maintenance, and QA services to the world’s leading healthcare and life sciences companies. As a result of this transaction, substantially all employees of GGA, including approximately 329 IT professionals and 126 scientists, accepted employment with the Company. In connection with the GGA acquisition, the Company agreed to issue a total of 262,277 shares of the Company common stock to the former owners of GGA as consideration for future services (the “GGA Closing Shares”). Furthermore, subject to attainment of specified performance targets, the Company will issue to the former owners of GGA shares of its common stock based on the formula provided in the purchase agreement (collectively with GGA Closing Shares, the “GGA Employment Shares”). The GGA Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon termination of services by the Company other for cause or by the employee other than for good reason. The aggregate fair value of the GGA Employment Shares at the date of grant was $20,655 and will be recorded as stock-based expense over an associated service period of three years (Note 9). Under the terms of the agreement, a total of 102,631 of the GGA Employment Shares were placed into an escrow account as security for the indemnification obligations of the sellers under the asset purchase agreement.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made during the six months ended June 30, 2014:

	Netsoft	Jointech	GGA	Total
Cash and cash equivalents	$—	$871	$—	$871
Trade receivables and other current assets	788	784	5,157	6,729
Property and equipment and other long-term assets	52	338	444	834
Deferred tax asset	351	—	4,463	4,814
Acquired intangible assets	1,700	25,744	10,959	38,403
Goodwill	2,776	11,033	6,496	20,305
Total assets acquired	5,667	38,770	27,519	71,956
Accounts payable and accrued expenses	69	728	2,593	3,390
Due to employees	—	1,254	—	1,254
Total liabilities assumed	69	1,982	2,593	4,644
Net assets acquired	$5,598	$36,788	$24,926	$67,312
The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company is gathering additional information necessary to finalize the estimated fair values of intangible assets, deferred income taxes, contingent consideration and other amounts. The fair values reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the respective acquisition dates.
The following is a summary of revenues, net income/ (losses) and acquisition-related costs included in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Revenues	Net Income/ (Loss)	Acquisition-related costs	Revenues	Net Income/ (Loss)	Acquisition-related costs
Netsoft (1)	$1,267	$378	$8	$1,634	$443	$75
Jointech (2)	3,229	121	112	3,229	121	361
GGA (3)	2,353	(70)	190	2,353	(70)	325
Total	$6,849	$429	$310	$7,216	$494	$761

(1)	Included in net income for each of the three and six months ended June 30, 2014, was $70 of stock-based compensation expense related to the Netsoft Employment Shares.

(2)	Included in net income for each of the three and six months ended June 30, 2014, was $440 of stock-based compensation expense related to the Jointech Employment Shares.

(3)	Included in net income for each of the three and six months ended June 30, 2014, was $455 of stock-based compensation expense related to the GGA Employment Shares.
Aggregate revenues generated by the acquired companies for the year ended December 31, 2013, were approximately $40.5 million. Pro forma results of operations for the acquisition transactions were not presented because the effects of the acquisitions were not material to the Company’s consolidated results of operation, individually or in the aggregate.

3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	EU	Russia	Total
Balance as of January 1, 2014	$16,438	$2,864	$2,966	$22,268
Acquisition of Netsoft (Note 2)	2,776	—	—	2,776
Acquisition of Jointech (Note 2)	—	11,033	—	11,033
Acquisition of GGA (Note 2)	6,496	—	—	6,496
Effect of net foreign currency exchange rate changes	7	50	(83)	(26)
Balance as of June 30, 2014	$25,717	$13,947	$2,883	$42,547
As of June 30, 2014 and December 31, 2013, book value of the Other operating segment, net of accumulated impairment losses of $1,697, was $0. There were no accumulated impairments losses in any of the North America, Europe or Russia operating segments as of June 30, 2014 or December 31, 2013.

4.	FAIR VALUE MEASUREMENTS
As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future operating results of those businesses as developed by the Company’s management and the probability of achievement of those operating forecasts. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.
The following tables show the fair values of the Company’s financial liabilities measured at fair value on a recurring basis:

	As of June 30, 2014
	Balance	Level 3
Contingent consideration	$33,316	$33,316
Performance-based equity awards	477	477
Total liabilities measured at fair value on a recurring basis	$33,793	$33,793

There were no liabilities measured at fair value on a recurring basis as of December 31, 2013.
As of June 30, 2014, contingent consideration and performance-based equity awards included amounts payable in cash and stock in connection with the acquisitions of businesses completed in the six months ended June 30, 2014 (Note 2).
Sensitivity to Changes in Significant Unobservable Inputs
The fair value of the contingent consideration is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the Company considered a variety of factors, including third party valuation experts and future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and/or earnings before interest, tax, and depreciation and amortization (“EBITDA”). The Company estimated future payments using the earnout formula and performance targets specified in each purchase agreement and adjusted those estimates to reflect the ability of the acquired entities to achieve the targets. It then discounted the payments to present value using the Company’s cost of debt for the cash component, and a risk-free rate for the stock component of the earnout for all of the Company’s 2014 acquisitions. Changes in financial projections, market risk assumptions for revenue growth and/or EBITDA, or the discount rates, would result in a change in the fair value of recorded contingent liabilities. In addition, inputs used in the valuation of the stock component of the earnout include term, stock price volatility, current stock price, and exercise price, with the Company current stock price factor being the input subject to the most variation. A significant increase in the Company stock price, in isolation, would result in a significantly higher fair value measurement. As the Company’s common stock does not have sufficient trading history, volatility was determined by measuring the volatility of a representative group of its peers, in conjunction with the volatility of the Company’s available trading history.
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the six months ended June 30, 2014, was as follows:

Amount
Contractual contingent liabilities at January 1, 2014	$—
Acquisition date fair value of contractual contingent liabilities — Netsoft	1,825
Acquisition date fair value of contractual contingent liabilities — Jointech	20,000
Acquisition date fair value of contractual contingent liabilities — GGA	11,400
Liability-classified stock-based awards	481
Changes in fair value of contractual contingent liabilities included in earnings	(4)
Changes in fair value of contractual contingent liabilities recorded against goodwill	—
Effect of net foreign currency exchange rate changes	91
Settlements of contractual contingent liabilities	—
Contractual contingent liabilities at June 30, 2014	$33,793
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2014. Changes in the values of the financial liabilities, if any, are recorded within other expense (income) in operating income on the Company’s condensed consolidated statements of income.

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
During the six months ended June 30, 2014, loans issued by the Company under the Housing Program were denominated in U.S. Dollars with a 5-year term and carried an interest rate of 7.5%.
At June 30, 2014 and December 31, 2013, categories of employee loans included in the loan portfolio were as follows:

	June 30, 2014	December 31, 2013
Housing loans	$5,835	$5,896
Relocation and other loans	623	494
Total employee loans	6,458	6,390
Less:
Allowance for loan losses	—	—
Total loans, net of allowance for loan losses	$6,458	$6,390
There were no loans issued to principal officers, directors, and their affiliates during the six months ended June 30, 2014 and 2013.
On a quarterly basis, the Company reviews the aging of its loan portfolio to evaluate information about the ability of employees to service their debt, including historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments based on the knowledge of individual borrowers, among other factors.
As of June 30, 2014 and December 31, 2013, there were no material past due or non-accrual employee loans. The Company determined no allowance for loan losses was required regarding its employee loans as of June 30, 2014 and

December 31, 2013 and there were no movements in provision for loan losses during the six months ended June 30, 2014 and 2013.

6.	LONG-TERM DEBT
Revolving Line of Credit — On January 15, 2013, the Company entered into a revolving loan agreement (the “2013 Credit Facility”) with PNC Bank, National Association (the “Bank”). Under the agreement, the Company’s maximum borrowing capacity was set at $40,000. The 2013 Credit Facility matures on January 15, 2015. Advances under the 2013 Credit Facility accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. As of June 30, 2014, the borrowing capacity of the Company under the 2013 Credit Facility was $40,000. The Company had no outstanding borrowing as of that date.
The 2013 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries.

7.	EMPLOYEE BENEFITS
The Company has established a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation by up to the statutory limit. Effective January 1, 2013, the Company provides discretionary matching contributions to the plan up to a maximum of 2.0% of the employee’s eligible compensation. Employer contributions charged to expense for the three months ended June 30, 2014 and 2013, were $137 and $102, respectively. Employer contributions charged to expense for the six months ended June 30, 2014 and 2013, were $261 and $174, respectively. The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

8.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended June 30, 2014 and 2013 was 19.5% and 19.0%, respectively, and 19.5% and 19.0% during the six months ended June 30, 2014 and 2013, respectively. The movement in the Company’s worldwide effective tax rate for the three and six months ended June 30, 2014, as compared to the corresponding periods of 2013, was primarily due to (a) a larger portion of the Company’s pre-tax profits attributable to tax jurisdictions with relatively higher effective tax rates (as compared to effective tax rates within the Commonwealth of Independent States (“CIS”) region); (b) a relative shift in offshore services performed in Belarus, where the Company is currently entitled to a 100% exemption from Belarusian income tax, to other countries in the CIS region (specifically Ukraine, and, to a lesser extent, Russia), both of which have higher income tax rates than Belarus; (c) adjustments to the statutory rates in several countries, primarily the United Kingdom, Ukraine and Hungary; and (d) the acquisitions completed in the second quarter of 2014, which added other tax jurisdictions into the Company’s worldwide effective tax rate analysis.

9.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the unaudited condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$2,525	$1,079	$3,928	$1,858
Selling, general and administrative expenses	3,366	2,771	5,171	4,568
Total	$5,891	$3,850	$9,099	$6,426

Equity Plans
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors.

2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity grants to employees. As of June 30, 2014, 6,418,535 shares of common stock remained available for issuance under the 2012 Plan. This includes (i) any shares that were available for issuance under the 2006 Plan (as defined below) as of its discontinuance date and that became available for issuance under the 2012 Plan and (ii) any shares that were subject to outstanding awards under the 2006 Plan and have expired or terminated or were cancelled between the discontinuance date of the 2006 Plan and June 30, 2014 and therefore became available for issuance under the 2012 Plan. In addition, up to 2,101,091 shares that are subject to outstanding awards as of June 30, 2014 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the 2006 Plan’s share reserve under the terms of the 2006 Plan will be available for awards to be granted under the 2012 Plan.
2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan permitted the granting of options to directors, employees, and certain independent contractors. The Compensation Committee of the Board of Directors generally had the authority to select individuals who were to receive options and to specify the terms and conditions of each option so granted, including the number of shares covered by the option, the exercise price, vesting provisions, and the overall option term. In January 2012, the 2006 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2006 Plan and any shares that are subject to an option award that was previously granted under the 2006 Plan and that will expire or terminate for any reason prior to exercise will become again available for issuance under the 2012 Plan. All of the options issued pursuant to the 2006 Plan expire ten years from the date of grant.
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	5,823,536	$13.99	$122,003
Options granted	2,346,500	32.26	26,961
Options exercised	(660,833)	8.29	(23,433)
Options forfeited/cancelled	(104,742)	22.72	(2,203)
Options outstanding at June 30, 2014	7,404,461	$20.16	$174,671

Options vested and exercisable at June 30, 2014	2,784,829	$9.74	$94,712
Options expected to vest	4,183,582	$26.22	$73,338
Aggregate grant-date fair value of stock options issued under the 2012 Plan during the six months ended June 30, 2014 was $31,989. The options typically vest over four years from the time of grant.
As of June 30, 2014, a total of 6,085 shares underlying options exercised through June 30, 2014, were in transfer with the Company’s transfer agent.
As of June 30, 2014, total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $48,936, and is expected to be recognized over a weighted-average period of 2.2 years. The weighted average remaining contractual term of the outstanding options as of June 30, 2014 was 5.6 years for fully vested and exercisable options and 9.1 years for options expected to vest, respectively.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the six months ended June 30, 2014, as compared with the assumptions disclosed in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Other Awards
Other awards include awards of restricted stock and restricted stock units (“RSUs”) under the Company’s 2012 Directors Plan and 2012 Plan, as well as certain other individual awards. In addition, the Company has in the past, and may in the future, issue its equity securities to compensate employees of acquired businesses for future services, upon such terms and at such prices as it deems appropriate. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards and performance-based awards. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents. Summarized activity related to the Company’s service-based awards for the six months ended June 30, 2014, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2014	344,928	$18.74
Awards granted	425,254	39.94
Awards vested	(67,357)	17.62
Awards forfeited/cancelled	(16,924)	20.81
Unvested service-based awards outstanding at June 30, 2014	685,901	$31.94
During the six months ended June 30, 2014, the Company issued a total of 5,136 shares of non-vested (“restricted”) common stock under its 2012 Non-Employee Directors Compensation Plan with an aggregate grant date fair value of $225. As of June 30, 2014, aggregate fair value of unvested awards under the 2012 Non-Employee Directors Compensation Plan was $332. This cost is expected to be recognized over the next 1.3 years using the weighted average method.
During the six months ended June 30, 2014, the Company issued a total of 66,000 RSUs to certain key management personnel under the 2012 Plan. The fair value of the RSUs at the time of grant was $1,908. As of June 30, 2014, the aggregate fair value of unvested RSUs under the 2012 Plan was $1,713. This cost is expected to be recognized over the next 2.4 years using the weighted average method.
During the six months ended June 30, 2014, the Company granted a total of 354,118 service-based awards in connection with the acquisitions of businesses completed during that period. The aggregate grant date fair value of the awards was $14,590. As of June 30, 2014, a total of 556,240 shares underlying service-based awards with an aggregate fair value of $18,779 were unvested and outstanding in connection with the Company’s acquisitions activity. This cost is expected to be recognized over the next 1.8 years using the weighted average method.
During the six months ended June 30, 2014, the Company granted performance-based awards in connection with the acquisitions completed during that period. Total number of the awards varies based on attainment of certain performance targets pursuant to provisions of the relevant purchase agreements. Typically, at the end of the performance period, one third of the awards granted immediately vest and convert to common stock. The remaining awards vest in equal installments on the second and third anniversaries from the date of grant. If an eligible employee leaves the Company prior to the vesting date, the unvested portion of the award will be forfeited. The Company periodically evaluates the achievement of the related performance conditions during requisite service period and the number of shares expected to be delivered, and resulting compensation expense is adjusted accordingly.
Summarized activity related to the Company’s performance-based awards for the six months ended June 30, 2014, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2014	—	$—
Awards granted	376,966	38.55
Awards vested	—	—
Awards forfeited/cancelled	(817)	36.57
Changes in the number of awards expected to be delivered	(46,331)	31.13
Unvested performance-based awards outstanding at June 30, 2014	329,818	$39.60
As of June 30, 2014, total unrecognized compensation cost related to unvested performance-based awards was $13,780. That cost is expected to be recognized over the next 2.0 years using the weighted average method.

10.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for common earnings per share:
Net income	$14,814	$14,118	$32,178	$26,798
Numerator for basic and diluted earnings per share	$14,814	$14,118	$32,178	$26,798

Denominator for basic earnings per share:
Weighted average common shares outstanding	47,068	45,486	46,933	45,151
Effect of dilutive securities:
Stock options, RSUs and performance-based awards	2,491	2,491	2,451	2,662
Denominator for diluted earnings per share	49,559	47,977	49,384	47,813

Net income per share:
Basic	$0.31	$0.31	$0.69	$0.59
Diluted	$0.30	$0.29	$0.65	$0.56
During the three and six months ended June 30, 2014, a total of 2,493 and 1,882 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive. During the three and six months ended June 30, 2013, a total of 950 and1,162 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES
Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS (“IDEAB”) for the construction of an office building within the High Technologies Park in Minsk, Belarus (the “Construction Agreement”). At the same time, the Company entered into a related investment agreement with the Minsk Executive Committee acting on behalf of the Republic of Belarus (the “Investment Agreement”) permitting the Company to use land located in the government’s High Technologies Park to construct the new office building and granting certain tax benefits. The Investment Agreement specified a completion deadline for construction of September 15, 2012 (later extended by the parties to December 31, 2014) which, if not met, may result in a monthly penalty and, if the Investment Agreement is terminated, disgorgement of certain tax benefits received by the Company in connection with the project and potential full restoration of the land to its original condition.
The Construction Agreement committed IDEAB to construct an office building for the Company in Minsk with a committed completion date of February 28, 2014. The building has been partially completed, but in April 2014, IDEAB stopped its construction for reasons unrelated to the Company’s performance under the Construction Agreement. In May 2014, IDEAB notified the Company that it was unable to continue as general contractor to complete the construction of the building in time and on the terms agreed. As a result, the Company took control over the construction site and is seeking alternatives to complete the project. On July 7, 2014, the Company provided IDEAB with notice of termination of the Construction Agreement. The effective date of termination was on or about July 11, 2014. The Company is evaluating its options to pursue recovery from IDEAB through legal proceedings.
At June 30, 2014, the Company had approximately $17,500 of capitalized construction costs and estimated up to $7,000 of additional investment required to complete the construction and put the building into operation. The Company estimates that an additional ten months will be needed for completion of the building construction. In addition, up to $4,500 of advance payments issued to IDEAB for future work and construction materials under the Construction Agreement may not be recoverable. As of June 30, 2014, the Company estimated the amount of probable losses under the Construction Agreement at $2,000. These costs were recorded within the Company’s consolidated income from operations for the three and six months ended June 30, 2014.

Based on the information known to the Company at this time, any additional liability related to this matter is not reasonably estimable.
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

12.	OPERATING SEGMENTS
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
Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total segment revenues:
North America	$88,275	$69,076	$168,473	$132,133
Europe	71,514	48,424	139,173	94,577
Russia	13,371	13,498	24,119	25,851
Other	1,523	2,176	2,915	4,789
Total segment revenues	$174,683	$133,174	$334,680	$257,350
Segment operating profit:
North America	$21,529	$16,213	$39,726	$30,394
Europe	9,714	8,118	23,849	16,489
Russia	2,199	1,687	1,064	2,319
Other	(900)	(148)	(2,218)	(64)
Total segment operating profit	$32,542	$25,870	$62,421	$49,138

Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three and six months ended June 30, 2014, revenues from one customer, UBS AG, were $23,224 and $43,247 respectively, and accounted for more than 10% of total revenues. Revenues from one customer, Barclays Capital, were $13,474 and $25,581 during the three and six months ended June 30, 2013, respectively, and accounted for 10.3% and 9.9% of our total revenues in the corresponding periods. Revenues from these customers included reimbursable expenses and were included in the Company’s Europe segment in the periods indicated.
Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total segment revenues	$174,683	$133,174	$334,680	$257,350
Unallocated revenue	12	10	399	32
Revenues	$174,695	$133,184	$335,079	$257,382

Total segment operating profit:	$32,542	$25,870	$62,421	$49,138
Unallocated amounts:
Other revenues	12	10	399	32
Stock-based compensation expense	(5,891)	(3,850)	(9,099)	(6,426)
Non-corporate taxes	(609)	(680)	(1,155)	(1,500)
Professional fees	(1,227)	(724)	(2,541)	(2,074)
Depreciation and amortization	(2,226)	(715)	(2,881)	(1,430)
Bank charges	(256)	(321)	(503)	(653)
One-time charges	(2,000)	—	(2,000)	—
Other corporate expenses	(1,869)	(2,055)	(4,308)	(4,016)
Income from operations	18,476	17,535	40,333	33,071
Interest and other income, net	1,164	769	2,140	1,399
Foreign exchange loss	(1,239)	(869)	(2,480)	(1,368)
Income before provision for income taxes	$18,401	$17,435	$39,993	$33,102
Geographic Area Information
Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	June 30, 2014	December 31, 2013
Belarus	$40,319	$38,697
Ukraine	4,848	5,525
Russia	3,112	3,414
Hungary	2,802	2,644
United States	2,192	2,217
Other	1,250	818
Total	$54,523	$53,315

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$75,092	$59,746	$144,228	$117,196
United Kingdom	33,176	27,711	67,420	54,779
Switzerland	20,833	10,734	41,365	20,014
Russia	12,772	13,192	23,162	24,930
Canada	11,474	8,393	21,455	13,818
Germany	6,360	4,537	12,492	9,070
China	3,210	—	3,210	—
Netherlands	2,344	2,384	4,462	4,770
Sweden	2,167	1,349	4,479	2,604
Kazakhstan	1,374	2,028	2,616	4,493
Other locations	4,221	1,600	6,551	2,760
Reimbursable expenses and other revenues	1,672	1,510	3,639	2,948
Revenues	$174,695	$133,184	$335,079	$257,382
Service Offering Information
Information about the Company’s revenues by service offering is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Software development	$119,852	$90,298	$230,539	$174,078
Application testing services	34,196	26,547	65,966	50,700
Application maintenance and support	14,513	10,648	25,891	21,487
Infrastructure services	3,484	3,461	7,238	6,871
Licensing	978	720	1,806	1,298
Reimbursable expenses and other revenues	1,672	1,510	3,639	2,948
Revenues	$174,695	$133,184	$335,079	$257,382

13.	RECENT ACCOUNTING PRONOUNCEMENTS
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which impacts virtually all aspects of an entity’s revenue recognition. The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting periods. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal periods beginning after December 15, 2014, including interim periods within that reporting periods, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s financial statements, but will impact the reporting of any future dispositions.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard became effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company adopted the ASU effective January 1, 2014. The adoption of this standard did not have any effect on the Company’s financial conditions, results of operating and cash flows.

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
We have client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Russia, Switzerland, Netherlands, Kazakhstan, Singapore, Hong Kong, China and Australia. Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Armenia, Poland and China are strategically located in centers of software engineering talent and educational excellence. The majority of our employees are located in these delivery centers with compensation and benefits related to this pool of resources being the primary component of our operating expenses. Additionally, our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, such as computers and office space, enhance our productivity levels and enable us to better manage efficiency of our global operations by maintaining adequate resource utilization levels and implementing company-wide cost-management programs. As a result, we have managed to create a relatively homogeneous delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, thereby further strengthening our relationships with them.
Our focus on delivering quality to our clients is reflected by an average of 93.9% and 78.4% of our revenues in 2013 coming from clients that had used our services for at least one and two years, respectively.
Year-to-Date 2014 Developments and Trends
During the first half of 2014, our revenues were $335.1 million, an increase of approximately 30% over $257.4 million reported for the same period a year ago. Our performance remained strong across all of our key verticals, driving revenue growth in North America and Europe.
We remain committed to maintaining and improving a well-balanced portfolio of clients. During the first half of 2014, our top five and top ten customers accounted for 33.1% and 44.9% of consolidated revenues, respectively.
We seek to grow revenues by continually expanding the scope and size of our engagements, as well as by growing our key customer base through internal business development efforts and strategic acquisitions. During the first half of 2014, we made progress in this strategy and increased the reach of our offerings, both geographically and across industry verticals.
On March 5, 2014, we completed an acquisition of substantially all of the assets of U.S.-based healthcare technology consulting firm Netsoft Holdings, LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). Netsoft works with leading health plans in the U.S. on their medical management and claims systems, and specializes in working with leaders in pioneering fields such as accountable care organizations, tele-medicine, healthcare analytics, personalized medicine, health information exchanges, and online self-service capabilities. The Netsoft acquisition added approximately 40 IT professionals to our headcount.
On April 30, 2014, we acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzhen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore

(collectively, “Jointech”). Jointech provides strategic technology services to multi-national organizations in investment banking, wealth and asset management. The acquisition of Jointech added over 200 IT professionals to our headcount and significantly extended our footprint in South-East Asia. With this acquisition, we expect to create an integrated global platform focused on serving large multinational customers within the Banking and Financial Services vertical, and extend our global value proposition in the region.
On June 6, 2014, we acquired substantially all of the assets and assumed certain specified liabilities of each of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops best-in-class scientific informatics applications and content databases; creates state-of-the-art algorithms and models; and delivers IT support, maintenance, and QA services to the world’s leading healthcare and life sciences companies, including eight of the top ten largest pharmaceutical companies. The acquisition added over 300 IT professionals and over 120 scientists to our highly-experienced employee base and created a significant growth opportunity in the Life Sciences and Healthcare industry verticals. We also see tremendous potential in combining our traditionally recognized strengths with GGA’s algorithm development, mathematical modeling, and sophisticated content database development capabilities. The capability to develop and operationalize platforms, combining tools, models and data, has broad applications across other strategic industries on which EPAM focuses, including the Banking and Financial Services, Business Information and Media, and Retail and Consumer verticals.
Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$174,695	$133,184	$41,511	31.2%	$335,079	$257,382	$77,697	30.2%
Income from operations	18,476	17,535	941	5.4%	40,333	33,071	7,262	22.0%
Net income	14,814	14,118	696	4.9%	32,178	26,798	5,380	20.1%
The key highlights of our consolidated results for the second quarter of 2014 and six months ended June 30, 2014, as compared to the corresponding periods of 2013, were as follows:

•
The European geography continued its strong performance, generating revenue growth of $20.5 million and $42.6 million during the three and six months ended June 30, 2014, or 42.9% and 45.7%, respectively, over the corresponding periods of 2013;

•
Revenue increased in all our key verticals, and in particular within the Banking and Financial Services and Travel and Consumer verticals, which grew $17.0 million and $7.7 million, respectively, in the second quarter of 2014 over the corresponding period of 2013, and $31.9 million and $16.9 million on a year-to-date basis.

•
Our organic growth was complemented by three completed strategic acquisitions which expanded our highly skilled employee base, geographic footprint and service capabilities. In addition, we added capabilities in the Healthcare and Life Sciences vertical forming a foundation for emerging verticals.

•
Income from operations grew by 5.4% and 22.0% during the three and six months ended June 30, 2014, respectively, compared with the three and six months ended June 30, 2013. As a percentage of revenues, income from operations decreased by 2.6% and 0.8% during the three and six months ended June 30, 2014, respectively, over the corresponding periods in 2013. The decrease was due to a combination of factors, including an increase of over $2.0 million in stock-based compensation expense, a $1.6 million increase in amortization expenses related to our 2014 acquisitions, and a $2.0 million writedown of prepaid assets to adjust the book value of prepaid construction costs to an estimated recoverable amount.

•
Net income increased by 4.9% during the second quarter of 2014 compared with the corresponding period of 2013. On a year-to-date basis, the net income increased by 20.1% over the corresponding period of 2013. Expressed as a percentage of revenues, our net income decreased by 2.1% and 0.8% during the three and six months ended, respectively, due to the items noted above, as well as the adverse effects of higher effective tax rate and foreign exchange rate changes in 2014 when compared to last year.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

In our quarterly earnings press releases and conference calls, we discuss the following key measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”):

•
Income from operations, as reported on our consolidated and condensed statements of income and comprehensive income, excluding certain expenses and benefits, which we refer to as “non-GAAP income from operations.”

•	Non-GAAP income from operations as a percentage of reported revenues, which we refer to as “non-GAAP operating margin.”
We believe that these non-GAAP measures help illustrate underlying trends in our business, and we use these measures to establish budgets and operational goals (communicated internally and externally), manage our business and evaluate our performance. We also believe these measures help investors compare our operating performance with our results in prior periods and compare our operating results with those of similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our consolidated and condensed financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our condensed consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
GAAP income from operations	$18,476	$17,535	$40,333	$33,071
Stock-based compensation expense	5,891	3,850	9,099	6,426
Amortization of purchased intangible assets	2,222	704	2,872	1,403
Acquisition-related costs	299	10	880	48
One-time items	2,000	(331)	2,000	(331)
Non-GAAP income from operations	$28,888	$21,768	$55,184	$40,617

GAAP operating margin	10.6%	13.2%	12.0%	12.8%
Effect of the adjustments detailed above	5.9%	3.1%	4.5%	3.0%
Non-GAAP operating margin	16.5%	16.3%	16.5%	15.8%
From time to time, we acquire businesses and incur operating expenses which we would not otherwise have incurred. Such expenses include acquisition-related costs and amortization of acquired intangible assets. These costs are dependent on a number of factors and are generally inconsistent in amount and frequency, as well as significantly impacted by the timing and size of related acquisitions. Additionally, the size, complexity and volume of past acquisitions, which often drives the magnitude of acquisition-related costs, may not be indicative of the size, complexity and volume of future transactions. Amortization of purchased intangible assets is excluded from our non-GAAP measures to allow management to evaluate our operating results as if these assets have been developed internally rather than acquired in a business combination. We believe this approach provides a supplemental measure of performance in which the acquired intangible assets are treated in a manner comparable to the internally developed assets.
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
Ukraine has been recently undergoing heightened political and economic turmoil. Yearly inflation, by various estimates, is forecasted to reach 14% to 16% by the end of 2014. Despite $3.2 billion received from the International Monetary Fund and additional $13 billion pledged by other international organizations and countries in 2014, the negative outlook in Ukraine’s economy continues.
In addition, in March 2014, several credit rating agencies revised their outlook on Russia to negative to reflect potential material and unanticipated financial and economic consequences of sanctions that the European Union and United States may impose in connection with situation in the Crimea region.
In February 2014, the government of Kazakhstan devalued the local currency, tenge, by 19%. The government is currently forecasting inflation of 6% to 8% in 2014, however, political and economic instability in the region contribute to the economic uncertainty in Kazakhstan.
Over a three-year period ended December 31, 2013, significant inflation has been reported in Belarus. The National Statistical Committee of Belarus estimated that inflation was approximately 118.3% in 2013 and it continued to ramp during the first half of 2014. The measures currently used by the Belarusian government to control this recent inflation include monetary policy and pricing instruments, including increasing interest rates and the use of anti-monopoly laws to prevent the increase in pricing of goods, as well as privatization and using foreign borrowings to replenish the budget and stabilize local currency. Inflation, government actions to combat inflation and public speculation about possible additional actions have also contributed materially to economic uncertainty in Belarus. Belarus may experience high levels of inflation in the future. In the first half of 2014, we had approximately $0.9 million, or 0.3%, of our revenues denominated in Belarusian rubles.
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

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$174,695	$133,184	$41,511	31.2%	$335,079	$257,382	$77,697	30.2%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	110,102	83,547	26,555	31.8%	212,556	161,484	51,072	31.6%
Selling, general and administrative expenses(2)	38,671	28,541	10,130	35.5%	71,030	55,624	15,406	27.7%
Depreciation and amortization expense	5,451	3,854	1,597	41.4%	9,140	7,471	1,669	22.3%
Other operating expenses, net	1,995	(293)	2,288	(780.9)%	2,020	(268)	2,288	(853.7)%
Income from operations	18,476	17,535	941	5.4%	40,333	33,071	7,262	22.0%
Interest and other income, net	1,164	769	395	51.4%	2,140	1,399	741	53.0%
Foreign exchange loss	(1,239)	(869)	(370)	42.6%	(2,480)	(1,368)	(1,112)	81.3%
Income before provision for income taxes	18,401	17,435	966	5.5%	39,993	33,102	6,891	20.8%
Provision for income taxes	3,587	3,317	270	8.1%	7,815	6,304	1,511	24.0%
Net income	$14,814	$14,118	$696	4.9%	$32,178	$26,798	$5,380	20.1%

(1)
Included $2,525 and $1,079 of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $3,928 and $1,858 of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively;

(2)
Included $3,366 and $2,771 of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $5,171 and $4,568 of stock-based compensation expense for the six months ended June 30, 2014 and 2013.

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013
Revenues
During the three and six months ended June 30, 2014, our revenues grew in excess of 30.0% over the corresponding periods in 2013, to a record $174.7 million and $335.1 million of revenues, respectively. The increase was attributable to a combination of factors, including deeper penetration to existing customers and attainment of new customers, both organically and through acquisitions, which became accretive to our revenues from the date of acquisition.
During the three months and six months ended June 30, 2014, revenues in North America, our largest geography, grew $18.4 million and $34.7 million, or 27.0% and 26.5%, respectively, over the same periods last year. Expressed as a percentage of consolidated revenues, the North America geography accounted for 49.6% and 49.4% during the three and six months ended June 30, 2014, respectively, which represented a decrease of 1.6% and 1.5% over the corresponding periods in 2013. The decrease was primarily a result of accelerated growth in Europe.
Revenues from our Travel and Consumer vertical increased by $3.0 million, or 23.9%, in the second quarter of 2014 as compared to the corresponding period of 2013, and $8.3 million, or 36.1%, on a year-to-date basis. The increase in this vertical was primarily driven by the fast expansion of our strategic relationship with a large retail chain, which we acquired in 2012. This customer has been one of our top ten customers since the second quarter of 2013. During the three and six months ended June 30, 2014, revenues from this customer accounted for 12.2% and 17.3% of total revenue growth in North America, respectively.
During the first half of 2014 we continued our focus on creating synergies with customers in other verticals, including such industry segments as Healthcare Insurance and Life Sciences. During the three and six months ended June 30, 2014, combined revenues from customers in the Other vertical accounted for $6.9 million, or 37.3%, and $12.3 million, or 35.5%, of the overall growth in the North America geography, respectively.

During the three and six months ended June 30, 2014, revenues from the Business Information and Media vertical increased by $3.4 million, or 25.5%, and $5.9 million, or 22.0%, over the corresponding periods of 2013. The growth in this vertical in 2014 was attributable to additional revenue streams created by our 2012 acquisitions, as well as resumed growth in revenues from certain long-time customers, including Thomson Reuters. Our ISVs and Technology vertical accounted for 19.2% and 16.1% of total growth during the three and six months ended June 30, 2014, respectively.
During the three and six months ended June 30, 2014, our Banking and Financial Services vertical remained our dominant vertical in Europe and accounted for 56.4% and 61.3%, respectively, of overall revenue growth in this geography. During the second quarter and first half of 2014, revenues from the Banking and Financial Services vertical increased $11.6 million, or 47.9%, and $26.1 million, or 57.2%, respectively, over the corresponding periods of 2013. It was also our largest and fastest growing vertical on a consolidated basis. Continued solid performance of the Banking and Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing customers located in Europe. In particular, 19.9% and 26.5% of consolidated revenue growth during the three and six months ended June 30, 2014 was attributable to increased business from certain our largest customers located in the United Kingdom and Switzerland. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer and Business Information and Media verticals. During the three and six months ended June 30, 2014, combined revenues from these verticals increased by $6.3 million and $12.0 million, respectively, over the corresponding periods last year and accounted for 30.9% and 28.1% of total growth in this geography during periods indicated.
Revenues in the CIS geography decreased $0.8 million, or 5.4%, during the three months ended June 30, 2014, and $3.5 million, or 11.4%, on a year-to-date basis as compared to the corresponding periods of 2013. The decrease in revenues was primarily attributable to revenue recognition delays related to fixed-price projects, budgetary delays with certain customers located in Russia, as well as decline in revenues from one of our largest customers in Kazakhstan.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the three months ended June 30, 2014, cost of revenues (exclusive of depreciation and amortization) was $110.1 million representing an increase of 31.8% over the corresponding period of 2013. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 0.3% to 63.0% of consolidated revenues.
An increase in cost of revenues (exclusive of depreciation and amortization) in the second quarter of 2014 was primarily driven by a $25.8 million increase in personnel-related costs, including an increase in stock-based compensation expense of $1.4 million. The increase was mainly attributable to a 16.7% growth in the average production headcount as compared with the second quarter of 2013.
During the six months ended June 30, 2014, cost of revenues (exclusive of depreciation and amortization) was $212.6 million representing an increase of 31.6% over the corresponding period of 2013. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization), increased 0.7% over the corresponding period of 2013, to 63.4% of consolidated revenues.
An increase in cost of revenues (exclusive of depreciation and amortization) in the first half of 2014 was primarily driven by a $49.4 million increase in personnel-related costs, including an increase in stock-based compensation expense of $2.1 million. The increase was primarily attributable to a 13.7% growth in the average production headcount as compared to the same period last year.
Selling, General and Administrative Expenses
We continued to invest in key areas, including sales, infrastructure, industry expertise, and other functions supporting global operations.
During the three months ended June 30, 2014, selling, general and administrative expenses were $38.7 million representing an increase of 35.5% over the corresponding period of 2013. As a percentage of revenues, selling, general and administrative expenses increased 0.7% over the corresponding period of 2013, to 22.1% of consolidated revenues.
An increase in selling, general and administrative expenses in the second quarter of 2014 was primarily driven by a $7.1 million increase in personnel-related costs. This was mainly due to a 18.0% growth in the average non-production headcount as compared to the same period last year. In addition, we incurred $1.3 million of costs related to our 2014 acquisitions, including $1.0 million of stock-based compensation expense, which resulted in a 0.7% increase in selling, general and administrative expenses expressed as a percentage of revenues. This was partially offset by increased efficiencies in utilization of shared resources, and, to a lesser extent, favorable exchange rate movements in the CIS region.

During the six months ended June 30, 2014, selling, general and administrative expenses were $71.0 million, representing an increase of 27.7% over last year. As a percentage of revenues, selling, general and administrative expenses decreased by 0.4% to 21.2% of consolidated revenues. The decrease in year-to-date selling, general and administrative expenses as a percentage of revenues was primarily attributable to increased efficiencies in utilization of shared resources and, to a lesser extent, favorable exchange rate movements in the CIS region. This decrease was partially offset by a $1.8 million increase in acquisition-related costs and stock-based compensation expense related to our 2014 acquisitions.
Depreciation and Amortization Expense
During the three and six months ended June 30, 2014, depreciation and amortization expense was $5.5 million and $9.1 million, respectively, as compared to $3.9 million and $7.5 million in the corresponding periods last year. Expressed as a percentage of revenues, depreciation and amortization expense increased 0.2% and decreased 0.2% during the three and six months ended June 30, 2014, respectively, as compared with the corresponding periods of 2013, which was mainly due to amortization of intangible assets related to our 2014 acquisitions, partially offset by significantly higher non-recurring capital expenditures in the second quarter of 2013.
Other Operating Expenses, Net
In the second quarter of 2014 we recorded a $2.0 million writedown in prepaid assets related to the construction of our corporate facilities in Belarus. Please see Note 11 of our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for further information.
Interest and Other Income, Net
Net interest and other income was $1.2 million and $2.1 million during the three and six months ended June 30, 2014, respectively, representing an increase of $0.4 million and $0.7 million when compared to the corresponding periods last year. The increase was primarily driven by interest paid on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans.
Provision for Income Taxes
Our worldwide effective tax rate for the three months ended June 30, 2014 and 2013, was 19.5% and 19.0%, respectively, and 19.5% and 19.0% during the six months ended June 30, 2014 and 2013, respectively. Movements in our worldwide effective tax rate for the three and six months ended June 30, 2014, as compared to the corresponding periods of 2013, were primarily due to (a) a larger portion of our pre-tax profits attributable to tax jurisdictions with relatively higher effective tax rates (as compared to effective tax rates in the CIS region); (b) a relative shift in offshore services performed in Belarus, where we are currently entitled to a 100% exemption from Belarusian income tax, to other countries in the CIS region (specifically Ukraine, and, to a lesser extent, Russia), both of which have higher income tax rates than Belarus; (c) adjustments to the statutory rates in several countries (primarily the United Kingdom, Ukraine and Hungary); and (d) the second quarter 2014 acquisitions which added new tax jurisdictions into our worldwide effective tax rate analysis.
Results by Business Segment
Our operations consist of four reportable segments: North America, Europe, Russia and Other. The segments represent components of EPAM for which separate financial information is available that is used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), in determining how to allocate resources and evaluate performance. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. Our reportable segments are based on managerial responsibility for a particular client. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of our senior management team. In a case like this, the client’s activity would be reported through the management team’s reportable segment. Our CODM evaluates the Company’s performance and allocates resources based on segment revenues and operating profit.
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
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total segment revenues:
North America	$88,275	$69,076	$168,473	$132,133
Europe	71,514	48,424	139,173	94,577
Russia	13,371	13,498	24,119	25,851
Other	1,523	2,176	2,915	4,789
Total segment revenues	$174,683	$133,174	$334,680	$257,350
Segment operating profit:
North America	$21,529	$16,213	$39,726	$30,394
Europe	9,714	8,118	23,849	16,489
Russia	2,199	1,687	1,064	2,319
Other	(900)	(148)	(2,218)	(64)
Total segment operating profit	$32,542	$25,870	$62,421	$49,138
North America Segment
During the three months ended June 30, 2014, revenues from our North America segment were 50.5% of total revenues representing an increase of $19.2 million, or 27.8%, over the corresponding period in 2013. During the three months ended June 30, 2014, segment operating profits increased $5.3 million, or 32.8%, as compared to the same period last year, to $21.5 million net operating profit.
During the six months ended June 30, 2014, revenues from our North America segment were 50.3% of total revenue representing an increase of $36.3 million, or 27.5%, over the corresponding period of 2013. During the six months ended June 30, 2014, segment operating profits increased $9.3 million, or 30.7%, as compared to the first half of 2013, to $39.7 million net operating profit.
The increase in revenues during the three and six months ended June 30, 2014 was primarily driven by continued expansion of existing customer relationships, and to a lesser extent, by revenues from new clients. Furthermore, this quarter 2014 and year-to-date operating results of the North America operating segment benefited from our recent acquisitions of Netsoft and GGA. As a percentage of revenues, the North America segment’s operating profit was 24.4% and 23.6% during the three months and six months ended June 30, 2014, respectively, and 23.5% and 23.0% in the corresponding periods last year.
Europe Segment
Europe continues to be a rapidly growing segment in our portfolio, given our nearshore delivery capabilities, and our value proposition in delivering quality software engineering solutions and services. Our business model continues to gain considerable traction with European-based clients primarily in the Banking and Financial Services and Travel and Consumer verticals. Furthermore, our second quarter 2014 and year-to-date results also benefited from the acquisition of Jointech, a company with locations in South-East Asia, which created a new value proposition for our existing customers within the Banking and Financial Services vertical, particularly in the areas of investment banking, wealth and asset management, and extended our reach with that customers into new geography. We expect that many of our new and existing customers in other business verticals will use our services in that fast-growing region resulting in possible revenue and operating profit increases to the Europe segment.

During the three months ended June 30, 2014, revenues from our Europe segment were 40.9% of total segment revenues representing an increase of $23.1 million, or 47.7%, over the corresponding period of 2013. During the three months ended June 30, 2014, segment operating profits increased $1.6 million, or 19.7%, as compared to the corresponding period of 2013, to $9.7 million net operating profit.
During the six months ended June 30, 2014, revenues from our Europe segment were 41.6% of total segment revenues representing an increase of $44.6 million, or 47.2%, over the corresponding period of 2013. During the six months ended June 30, 2014, segment operating profits increased $7.4 million, or 44.6%, as compared to the corresponding period of 2013, to $23.8 million net operating profit.
Russia and Other Segments
During the three months ended June 30, 2014, revenues from our Russia segment were $13.4 million representing a decrease of $0.1 million over the corresponding period of 2013. During the three months ended June 30, 2014, operating profits of the Russia segment increased $0.5 million as compared to the same period last year, to $2.2 million of net operating profit.
During the three months ended June 30, 2014, revenues from our Other segment were $1.5 million representing a decrease of $0.7 million over the corresponding period of 2013. During the three months ended June 30, 2014, operating profits of the Other segments decreased $0.8 million over the same period last year, to $0.9 million of operating losses.
On a year-to-date basis, revenues from the Russia and Other operating segments decreased $1.7 million and $1.9 million, respectively, when compared to the corresponding periods of 2013. Operating profits of the Russia and Other segments decreased $1.3 million and $2.2 million, respectively, when compared with the operating profits of these segments in the corresponding period a year ago.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments. If recognized, such revenues would improve the operating margin of the Russia segment by approximately 2.2% and 9.2% in the second quarter and first half of 2014, respectively. We were unable to estimate revenues attributable to the services rendered under certain arrangements with our largest customer in the Other segment during the three and six months ended June 30, 2014 and cannot provide assurance these revenues will be recognized in future periods.
Liquidity and Capital Resources
Capital Resources
At June 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $175.1 million and $40.0 million of available borrowings under our revolving line of credit. As of that date, $156.2 million of our total cash and cash equivalents was held outside the United States. Of this amount, $91.4 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 4.2% during the first half of 2014. Our subsidiaries in the CIS or APAC do not maintain significant balances denominated in currencies other than U.S. dollars.
We have a revolving line of credit with PNC Bank, National Association (the “Bank”). Effective January 15, 2013, we entered into a new agreement with the Bank (the “2013 Credit Facility”) which increased our borrowing capacity under the revolving line of credit from $30.0 million to $40.0 million and extended the maturity of the facility to January 15, 2015. Advances under the new line of credit accrue interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%. The 2013 Credit Facility is secured by all of our domestic tangible and intangible assets, as well as by 100% of the stock of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. The line of credit also contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. At June 30, 2014, we had no borrowings outstanding under the line of credit.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds to the United States in the form of dividends, $156.2 million would be subject to foreign withholding taxes, of which $144.2 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by/(used in) operating activities	$33,027	$(3,780)
Net cash used in investing activities	(33,211)	(13,986)
Net cash provided by financing activities	7,574	8,603
Effect of exchange rate changes on cash and cash equivalents	(1,522)	(1,474)
Net increase/(decrease) in cash and cash equivalents	5,868	(10,637)
Cash and cash equivalents, beginning of period	169,207	118,112
Cash and cash equivalents, end of period	$175,075	$107,475
Operating Activities
Net cash provided by operations during the six months ended June 30, 2014 increased $36.8 million to $33.0 million, as compared to $3.8 million net cash used by operations in the corresponding period of 2013. First half 2014 operating cash flows benefited, in part, from our strong focus on improving working capital efficiencies during the latter part of 2013, including focus on reducing days outstanding for our billed and unbilled receivables. Coupled with strong growth in revenues during the six months ended June 30, 2014 as compared to the corresponding period of 2013, this resulted in an approximately 33% increase in customer collections year-over-year. This increase more than offset the higher working capital requirements associated with increased revenues, including growth in total compensations and benefits of our IT professionals, overhead expenses, and higher tax payments.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2014 increased $19.2 million to $33.2 million as compared to $14.0 million used in investing activities during the corresponding period of 2013. The increase was primarily attributable to $26.5 million spent on acquisitions of businesses, partially offset by a $3.3 million decrease in capital investments as compared to the corresponding period last year, combined with a net $4.4 million decrease in loans issued under the Employee Housing Program.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2014 decreased $1.0 million to $7.6 million for the six months ended June 30, 2014. The decrease in cash flows from financing activities for the six months ended June 30, 2014, was primarily attributable to lesser proceeds received by us as a result of stock option exercises and associated tax benefits, as compared to the same period last year.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our fixed and determinable contractual obligations as of June 30, 2014.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$32,797	$15,490	$12,160	$4,926	$221
Other short-term obligations (1)	7,000	7,000	—	—	—
Employee Housing Program (2)	85	85	—	—	—
	$39,882	$22,575	$12,160	$4,926	$221

(1)
As of June 30, 2014, we estimated up to $7.0 million of additional investment required to complete construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. Please see Note 11 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for further information.

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
Critical Accounting Policies
Revenue Recognition — We recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. If there is an uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. At the time revenues are recognized, we provide for any contractual deductions and reduce revenues accordingly. We defer amounts billed to our clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues as services are performed in subsequent periods. Unbilled revenues represent services provided which are billed subsequent to the period end in accordance with the contract terms.
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
From time to time, we enter into multiple element arrangements with our customers. In the vast majority of cases such multiple-element arrangements represent fixed-priced arrangements to develop a customized IT solution to meet the customer’s needs combined with warranty support over a specified period of time in the future, to which we refer to as the “warranty period.” Typically, our customers retain full intellectual property (IP) rights to the results of our services, and the software element created in lieu of such services is no more than incidental to any of the service deliverables, as defined in accordance with ASC 985-605-15-13. For such arrangements we follow the guidance set forth in ASC 605-25, Revenue Recognition – Multiple Element Arrangements, as to whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. We recognize revenue related to the delivered services only if all revenue recognition criteria are met and the delivered element has a standalone value to the customer and allocate total consideration among the deliverables based on their relative selling prices. Revenue related to the software development services is recognized under the proportional performance method, as described above, while warranty support services are recognized on a straight-line basis over the warranty period. The warranty period is generally three months to two years.
We report gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income.
Fair Value of Financial Instruments — We make significant assumptions about fair values of its financial instruments. Fair value is determined based on the assumptions that market participants would use in pricing the asset or liability. We utilize the following fair value hierarchy in determining fair values:
Level 1 - Quoted prices for identical assets or liabilities in active markets.
Level 2 - Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves.
Level 3 - Unobservable inputs reflecting our view about the assumptions that market participants would use in pricing the asset or liability.
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
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
At June 30, 2014, contingent liabilities measured at fair value on a recurring basis comprised contingent consideration payable in cash and stock, performance-based awards issued to certain former owners of acquired businesses in exchange for future services, and certain other contractual liabilities.
We estimate the fair value of contingent liabilities based on certain performance milestones of the acquired businesses, and estimated probabilities of achievement, then discount the liabilities to present value using our cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency. Contingent liabilities are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities may result from changes in discount periods, changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in our operating results.
Goodwill and Other Intangible Assets — We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. Our acquisitions usually do not have significant amounts of tangible assets, as the principal assets it typically acquires are customer relationships, trade names, non-competition agreements, and workforce. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment. Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis. When facts and circumstances indicate potential impairment of amortizable intangible assets, we evaluate the recoverability of the asset’s carrying value, using estimates of undiscounted future cash flows that utilize a discount rate determined by management to be commensurate with the risk inherent in our business model over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on our historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value.
Business Combinations — We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and asset lives. There are also different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain.
If initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported for which the accounting is incomplete, with retrospective adjustment made to such provisional amounts during the measurement period to present new information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, and in no case beyond one year from the acquisition date, revisions of the accounting for the business combination are recorded in earnings.
All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expense in the period in which they are incurred. Changes in fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings. Payments to settle contingent consideration, if any, are reflected in cash flows from financing activities and the changes in fair value are reflected in cash flows from operating activities in our consolidated statements of cash flows.
Stock-Based Compensation — Equity-based compensation cost relating to the issuance of share-based awards to employees is based on the fair value of the award at the date of grant, which is expensed ratably over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet criteria for equity classification are recorded in liabilities and adjusted to fair value at the end of each reporting period. Distributions associated with liability-classified awards not expected to vest are accounted for as compensation expense in the consolidated statements of income and comprehensive income.
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
At June 30, 2014, loans issued to employees were $6.5 million, or 1.2%, of our total assets. These loans expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on personal income of borrowers obtained through their employment with EPAM and may be adversely affected by changes in macroeconomic situations, such as higher unemployment levels, currency devaluation and inflation. Additionally, continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. As of June 30, 2014, $110.7 million of total cash was held in CIS countries, with $96.3 million of that in Belarus. Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, bank deposits made by corporate entities in CIS are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS, which could materially adversely affect our business and financial condition.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of June 30, 2014, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 10.9% and 14.9% of our total billed and unbilled trade receivables, respectively, as of that date.
During the three and six months ended June 30, 2014, our top five customers accounted for 32.7% and 33.1% of our total revenues, and our top ten customers accounted for 44.1% and 44.9% of our total revenues, respectively. During the three and six months ended June 30, 2013, our top five customers accounted for 29.7% and 29.6% of our total revenues, and our top ten customers accounted for 42.2% and 41.8% of our total revenues, respectively. During the three and six months ended June 30, 2014, revenues from one customer, UBS AG, were $23.1 million and $43.2 million respectively, and accounted for more than 10% of total revenues in the periods indicated. Revenues from one customer, Barclays Capital, were $13.3 million and $25.2 million during the three and six months ended June 30, 2013, respectively, and accounted for 10.0% and 9.8% of our total revenues in the corresponding periods.
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

Foreign Exchange Risk
Our unaudited condensed consolidated financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We operate outside the United States primarily through wholly owned subsidiaries in Canada, Europe, Asia, and the CIS and CEE regions and generate a significant portion of our revenues in certain non-U.S. dollar currencies, principally, euros, British pounds, Canadian dollars, and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros, Russian rubles, and Hong Kong dollars and China yuan renminbi (“CNY”) associated with our delivery centers located in CEE and APAC. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro, the British pound, Canadian dollar, Hungarian forint, and/or Russian ruble appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the second quarter of 2014, a 1.0% appreciation/ (depreciation) of all applicable foreign currencies against the U.S. dollar would result in an estimated increase/ (decrease) of approximately $53 thousand in our net income, respectively. On a year-to-date basis, a 1.0% appreciation/ (depreciation) of all applicable foreign currencies against the U.S. dollar would result in an estimated increase/ (decrease) of approximately $0.4 million in our net income, respectively. Based on results of operations for the second quarter and first half of 2014, a 1% appreciation/ (depreciation) of any individual currency against U.S. dollar would not result in changes in on our net income in excess of $0.3 million.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible during the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $1.2 million and $2.6 million during the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.4 million during the three and six months ended June 30, 2013, respectively. Increase in net foreign exchange loss in the second quarter and first half of 2014 as compared to the same periods of 2013 was primarily attributable to changes in exchange rates of Russian ruble and Ukrainian hryvnya against U.S. dollar in the periods indicated, including realized losses from foreign currency conversions. These losses are included in the consolidated statements of income and comprehensive income.
Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of June 30, 2014, approximately 26.1% of our total net assets were subject to foreign currency translation exposure, as compared to 21.6% as of December 31, 2013, and approximately 50.9% of our net income in the second quarter of 2014 was generated by subsidiaries for which the functional currency was not U.S. dollars, as compared to 56.9% in the second quarter of 2013. During the six months ended June 30, 2014 and 2013, net income generated by foreign subsidiaries for which the functional currency was not U.S. dollars was 57.6% and 59.1%, respectively. During the quarters ended June 30, 2014 and 2013, we recorded $2.9 million of translation gains and $1.0 million of translation losses, respectively, within our condensed consolidated statements of comprehensive income, and $0.7 million and 3.4 million of translation losses for the year-to-date periods in 2014 and 2013, respectively. During the periods presented, our condensed consolidated statements of income were not materially affected by gains or losses arising from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Date: August 11, 2014

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Anthony J. Conte
Name: Anthony J. Conte
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)