Form 10-Q
period 2014-09-30
EPAM Systems, Inc.
filed 2014-11-10
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 31, 2014
Common Stock, par value $0.001 per share	47,906,033 shares

EPAM SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of September 30, 2014	As of December 31, 2013
Assets
Current assets
Cash and cash equivalents	$191,246	$169,207
Accounts receivable, net of allowance of $2,385 and $1,800, respectively	113,940	95,431
Unbilled revenues	70,926	43,108
Prepaid and other current assets	18,188	14,355
Employee loans, net of allowance of $0 and $0, respectively, current	2,349	1,989
Time deposits	1,061	1,188
Restricted cash, current	—	298
Deferred tax assets, current	4,230	5,392
Total current assets	401,940	330,968
Property and equipment, net	54,665	53,315
Restricted cash, long-term	208	225
Employee loans, net of allowance of $0 and $0, respectively, long-term	4,207	4,401
Intangible assets, net	46,280	13,734
Goodwill	39,055	22,268
Deferred tax assets, long-term	14,929	4,557
Other long-term assets	3,747	3,409
Total assets	$565,031	$432,877

Liabilities
Current liabilities
Accounts payable	$6,027	$2,835
Accrued expenses and other liabilities	31,665	20,175
Deferred revenue, current	2,282	4,543
Due to employees	22,371	12,665
Taxes payable	20,317	14,171
Deferred tax liabilities, current	1,406	275
Total current liabilities	84,068	54,664
Other long-term liabilities (Note 2 and 4)	31,672	—
Deferred revenue, long-term	113	533
Taxes payable, long-term	—	1,228
Deferred tax liabilities, long-term	3,478	351
Total liabilities	119,331	56,776
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 48,405,957 and 47,569,463 shares issued, 47,691,502 and 46,614,916 shares outstanding at September 30, 2014 and December 31, 2013, respectively	48	46
Additional paid-in capital	220,722	195,585
Retained earnings	242,204	190,986
Treasury stock	(6,500)	(8,684)
Accumulated other comprehensive loss	(10,774)	(1,832)
Total stockholders’ equity	445,700	376,101
Total liabilities and stockholders’ equity	$565,031	$432,877

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$192,764	$140,150	$527,843	$397,532
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	122,509	88,539	335,065	250,023
Selling, general and administrative expenses	42,875	27,893	113,905	83,517
Depreciation and amortization expense	5,510	3,906	14,650	11,377
Other operating expenses, net	35	(418)	2,055	(686)
Income from operations	21,835	20,230	62,168	53,301
Interest and other income, net	1,261	846	3,401	2,245
Foreign exchange loss	(718)	(720)	(3,198)	(2,088)
Income before provision for income taxes	22,378	20,356	62,371	53,458
Provision for income taxes	3,338	3,919	11,153	10,223
Net income	$19,040	$16,437	$51,218	$43,235
Foreign currency translation adjustments	(8,260)	2,975	(8,943)	(413)
Comprehensive income	$10,780	$19,412	$42,275	$42,822

Net income per share:
Basic	$0.40	$0.36	$1.09	$0.95
Diluted	$0.38	$0.34	$1.03	$0.90
Shares used in calculation of net income per share:
Basic	47,315	46,162	47,058	45,492
Diluted	49,829	48,720	49,530	48,120

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(US Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$51,218	$43,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,650	11,377
Bad debt expense	946	988
Deferred taxes	275	735
Stock-based compensation expense	16,524	9,791
Excess tax benefit on stock-based compensation plans	(2,551)	(4,924)
Other	2,607	1,140
Changes in operating assets and liabilities:
(Increase)/ decrease in operating assets:
Accounts receivable	(18,126)	(11,089)
Unbilled revenues	(26,070)	(31,373)
Prepaid expenses and other assets	525	1,422
Increase/ (decrease) in operating liabilities:
Accounts payable	(264)	2,475
Accrued expenses and other liabilities	6,346	(10,822)
Deferred revenues	(2,067)	(3,811)
Due to employees	7,121	2,581
Taxes payable	5,035	70
Net cash provided by operating activities	56,169	11,795
Cash flows from investing activities:
Purchases of property and equipment	(8,164)	(10,928)
Payment for construction of corporate facilities	(3,541)	(3,508)
Employee housing loans	(1,316)	(7,045)
Proceeds from repayments of employee housing loans	1,303	1,270
Decrease in restricted cash and time deposits, net	307	1,679
Increase in other long-term assets, net	(499)	(323)
Acquisition of businesses, net of cash acquired (Note 2)	(26,498)	(20)
Net cash used in investing activities	(38,408)	(18,875)
Cash flows from financing activities:
Proceeds related to stock options exercises	6,808	7,783
Excess tax benefit on stock-based compensation plans	2,551	4,924
Net cash provided by financing activities	9,359	12,707
Effect of exchange rate changes on cash and cash equivalents	(5,081)	(760)
Net increase in cash and cash equivalents	22,039	4,867
Cash and cash equivalents, beginning of period	169,207	118,112
Cash and cash equivalents, end of period	$191,246	$122,979
Noncash financing activities:

•	Deferred consideration payable in connection with acquisitions of businesses was $5,400 during the nine months ended September 30, 2014 and $0 during the nine months ended September 30, 2013.

•	Contingent consideration payable in connection with acquisitions of businesses was $28,225 during the nine months ended September 30, 2014 and $0 during the nine months ended September 30, 2013.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(US Dollars in thousands, except share and per share data)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements ("financial statements") of EPAM Systems, Inc. (the “Company” or “EPAM”) have been prepared in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying unaudited financial statements are prepared in thousands, except share and per share amounts, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2013. In the Company’s opinion, all adjustments considered necessary for a fair presentation of the accompanying financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
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
The Company is incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Bulgaria, China, Armenia and Poland, and client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, Kazakhstan, Singapore, China, Hong Kong and Australia.
Emerging growth company status — In April 2012, several weeks after EPAM’s initial public offering in February 2012, President Obama signed into law the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” that otherwise apply to larger public companies. For as long as a company retains emerging growth company status, it will not be required to (1) provide an auditor’s attestation report on the Company’s internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new or revised financial accounting standard applicable to public companies until such standard is also applicable to private companies, (3) comply with certain new requirements adopted by the Public Company Accounting Oversight Board, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on matters relating to executive compensation.
EPAM is currently classified as an emerging growth company under the JOBS Act and is eligible to take advantage of the accommodations described above for as long as it retains this status. As of the end of the current fiscal year, EPAM's filing status will change to large accelerated filer and EPAM will no longer meet the eligibility requirements under the JOBS Act as of January 1, 2015. While EPAM is classified as an emerging growth company, it has elected not to take advantage of the transition period described in (2) above, which is the exemption provided in Section 7(a)(2)(B) of the Securities Act of 1933 and Section 13(a) of the Securities Exchange Act of 1934 (in each case as amended by the JOBS Act) for complying with new or revised financial accounting standards. EPAM will therefore comply with new or revised financial accounting standards to the same extent that a non-emerging growth company is required to comply with such standards.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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
The Company derives its revenues from a variety of service offerings, which represent specific competencies of its IT professionals. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement, which require management to make judgments and estimates in determining appropriate revenue recognition pattern. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements.
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
The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the condensed consolidated statements of income and comprehensive income.
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
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, other than contingent liabilities in connection with the acquisitions of businesses.
At September 30, 2014, contingent liabilities measured at fair value on a recurring basis comprised contingent consideration payable in cash and stock, and performance-based awards issued to certain former owners of the acquired businesses in exchange for future services.
The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses, and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency. Contingent liabilities are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results. See Note 4 for contingent liabilities activity.
Financial Assets and Liabilities Measured At Fair Value on a Non-Recurring Basis
The amounts of the Company’s financial assets and liabilities, with the exceptions of employee housing loans and other employee loans described further herein, approximate fair value because of their short-term maturities.
Employee Housing Loans — The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. The Company also assessed the probability of future defaults and associated cash flows impact. In addition, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the three and nine months ended September 30, 2014 approximated their fair values upon initial recognition. The Company also estimated the fair values of the housing loans that were outstanding as of September 30, 2014 using the inputs noted above and determined their fair values approximated the carrying values as of that date.
Employee Loans, Other — The Company also issues short-term non-interest bearing relocation loans and other employee loans. These loans are considered Level 3 measurements. The Company’s Level 3, unobservable inputs reflect its assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. Due to the short-term nature of employee loans (i.e., the relatively short time between the origination of the instrument and its expected realization), the carrying amount is a reasonable estimate of fair value. As of September 30, 2014, the carrying values of these employee loans approximated their fair values.
Business Combinations — The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of net assets acquired and the related goodwill and other intangible assets. The Company identifies and attributes fair values and estimated lives to the intangible assets acquired and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes are reasonable, but recognizes that the assumptions are inherently uncertain.
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
All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred. Changes in fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings. Payments to settle contingent consideration, if any, are reflected in cash flows from financing activities and the changes in fair value are reflected in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows.
The Company’s acquisitions usually do not have significant amounts of tangible assets, as the principal assets typically acquired are customer relationships, trade names, non-competition agreements, and workforce. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with ASC 350. They are tested annually for impairment and are not amortized.
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
During the nine months ended September 30, 2014, the Company completed acquisitions of the following businesses in exchange for its common stock and/or cash. Among other benefits, the acquisitions allow the Company to expand into desirable geographic locations, further extend its presence across all business verticals, increase the volume and create new offerings of services currently provided. These acquisitions have been accounted for using the acquisition method for recording business combinations:

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
Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are based upon the estimated future operating results of the acquired businesses within a seven-to twelve-month period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. The Company will record subsequent changes in the fair value of the earnout obligations, if any, in its consolidated income from operations. Please see Note 4 for discussion around significant inputs and assumptions relating to the earnout obligation.

Netsoft — On March 5, 2014, the Company completed an acquisition of substantially all of the assets and assumed certain specific liabilities of U.S.-based healthcare technology consulting firm Netsoft Holdings, LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). As a result of this transaction, substantially all of the employees of Netsoft, including approximately 40 IT professionals, accepted employment with the Company. In connection with the Netsoft acquisition, the Company agreed to issue a total of 2,289 restricted shares of Company common stock as consideration for future services to key management and employees of Netsoft (the “Netsoft Closing Shares”). Furthermore, subject to attainment of certain performance targets defined in the purchase agreement, the Company will issue up to a maximum of 16,349 restricted shares of Company common stock (collectively with the Netsoft Closing Shares, the “Netsoft Employment Shares”). The Netsoft Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. All unvested shares will be forfeited upon termination of services by the Company for cause or by the employee other than for good reason. The Netsoft Employment Shares had an estimated value of $682 at the time of grant and were recorded as stock-based compensation expense over an associated service period of three years (Note 9). Under the terms of this agreement, all of the Netsoft Closing Shares, as well as $256, were placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the asset purchase agreement.
Jointech — On April 30, 2014, the Company acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzhen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). Jointech provides strategic technology services to multi-national organizations in investment banking, wealth and asset management. As a result of this transaction, substantially all employees of Jointech, including approximately 216 IT professionals, accepted employment with the Company. In connection with the Jointech acquisition, the Company agreed to issue a total of 89,552 shares of the Company common stock to a former owner of Jointech as consideration for future services on or about the six-month anniversary from the date of acquisition (the “Jointech Closing Shares”). Furthermore, the Company will pay to that former owner up to a maximum of $5,000 in shares of Company common stock valued based on the average closing price per share for the 30-trading day period preceding April 1, 2015 (collectively with the Jointech Closing Shares, the “Jointech Employment Shares”). The Jointech Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. All unvested Jointech Employment Shares will be forfeited upon termination of services for cause by the Company or other than for good reason (as applicable) by either of the two former owners of the acquired business. The aggregate fair value of the Jointech Employment Shares at the date of grant was $7,788 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 9).
Under the terms of the agreement, 15% of the total purchase price, in cash and stock, including the Jointech Employment Shares, was placed in an escrow account for a period of 18 months as security for the indemnification obligations of the sellers under the stock purchase agreement.
GGA — On June 6, 2014, the Company acquired substantially all of the assets and assumed certain specific liabilities of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications and content databases; creates state-of-the-art algorithms and models; and delivers IT support, maintenance, and QA services to the world’s leading healthcare and life sciences companies. As a result of this transaction, substantially all employees of GGA, including approximately 329 IT professionals and 126 scientists, accepted employment with the Company. In connection with the GGA acquisition, the Company agreed to issue a total of 262,277 shares of the Company common stock to the former owners of GGA as consideration for future services (the “GGA Closing Shares”). Furthermore, subject to attainment of specified performance targets, the Company will issue to the former owners of GGA shares of its common stock based on the formula provided in the purchase agreement (collectively with GGA Closing Shares, the “GGA Employment Shares”). The GGA Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GGA Employment Shares at the date of grant was $20,655 and will be recorded as stock-based expense over an associated service period of three years (Note 9). Under the terms of the agreement, a total of 102,631 of the GGA Employment Shares were placed into an escrow account as security for the indemnification obligations of the sellers under the asset purchase agreement.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made during the nine months ended September 30, 2014:

	Netsoft	Jointech	GGA	Total
Cash and cash equivalents	$—	$871	$—	$871
Trade receivables and other current assets	788	784	5,157	6,729
Property and equipment and other long-term assets	52	338	444	834
Deferred tax asset	351	—	10,317	10,668
Acquired intangible assets	1,700	25,744	10,959	38,403
Goodwill	2,776	14,145	642	17,563
Total assets acquired	5,667	41,882	27,519	75,068
Accounts payable and accrued expenses	69	728	2,593	3,390
Due to employees	—	1,254	—	1,254
Deferred tax liability	—	3,112	—	3,112
Total liabilities assumed	69	5,094	2,593	7,756
Net assets acquired	$5,598	$36,788	$24,926	$67,312
The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date and updated for any changes. During the three months ended on September 30, 2014 the following updates were made to the initially reported balances. For Jointech, the goodwill balance of $11,033 as of June 30, 2014 has been increased by $3,112 to $14,145 and a deferred tax liability of $3,112 was established as of September 30, 2014. The adjustment represents a reclassification between the balance sheet accounts and does not change the net assets acquired amount for Jointech. For GGA, goodwill amount has been decreased by $5,854 from $6,494 as of June 30, 2014 to $642 as of September 30, 2014 with a corresponding decrease of $5,854 in deferred tax asset from $4,463 to $10,317, respectively. The adjustment represents a reclassification between the balance sheet accounts and does not change the net assets acquired amount for GGA.
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
The following is a summary of revenues, net income and acquisition-related costs included in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Revenues	Net Income	Acquisition-related costs	Revenues	Net Income	Acquisition-related costs
Netsoft (1)	$1,539	$556	$—	$3,173	$999	$75
Jointech (2)	5,045	435	—	8,274	556	361
GGA (3)	7,989	1,406	—	10,342	1,336	325
Total	$14,573	$2,397	$—	$21,789	$2,891	$761

(1)	Included in net income is $54 and $124 of stock-based compensation expense related to the Netsoft Employment Shares for the three and nine months ended September 30, 2014.

(2)	Included in net income is $649 and $1,089 of stock-based compensation expense related to the Jointech Employment Shares for the three and nine months ended September 30, 2014.

(3)	Included in net income is $1,706 and $2,161 of stock-based compensation expense related to the GGA Employment Shares for the three and nine months ended September 30, 2014.
Aggregate revenues generated by the acquired companies for the year ended December 31, 2013, were approximately $40.5 million. Pro forma results of operations for the acquisition transactions were not presented because the effects of the acquisitions were not material to the Company’s consolidated results of operation, individually or in the aggregate.

3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2014	$16,438	$2,864	$2,966	$22,268
Acquisition of Netsoft (Note 2)	2,776	—	—	2,776
Acquisition of Jointech (Note 2)	—	14,145	—	14,145
Acquisition of GGA (Note 2)	642	—	—	642
Effect of net foreign currency exchange rate changes	(116)	(159)	(501)	(776)
Balance as of September 30, 2014	$19,740	$16,850	$2,465	$39,055
Excluded from the table above is the Other segment. In the third quarter of 2013, the Company recorded an accumulated impairment loss of $1,697 in the Other operating segment. As of September 30, 2014 and December 31, 2013 the book value of the Other segment was $0. There were no accumulated impairments losses in any of the North America, Europe or Russia operating segments as of September 30, 2014 or December 31, 2013.

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
The following tables show the fair values of the Company’s financial liabilities measured at fair value on a recurring basis:

	As of September 30, 2014
	Balance	Level 3
Contingent consideration	$33,153	$33,153
Performance-based equity awards	1,622	1,622
Total liabilities measured at fair value on a recurring basis	$34,775	$34,775

There were no liabilities measured at fair value on a recurring basis as of December 31, 2013.
As of September 30, 2014, contingent consideration and performance-based equity awards included amounts payable in cash and stock in connection with the acquisitions of businesses completed in the nine months ended September 30, 2014 (Note 2).
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
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014, was as follows:

Amount
Contractual contingent liabilities at January 1, 2014	$—
Acquisition date fair value of contractual contingent liabilities — Netsoft	1,825
Acquisition date fair value of contractual contingent liabilities — Jointech	20,000
Acquisition date fair value of contractual contingent liabilities — GGA	11,400
Liability-classified stock-based awards	1,642
Changes in fair value of contractual contingent liabilities included in earnings	(20)
Changes in fair value of contractual contingent liabilities recorded against goodwill	—
Effect of net foreign currency exchange rate changes	(72)
Settlements of contractual contingent liabilities	—
Contractual contingent liabilities at September 30, 2014	$34,775
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2014. Changes in the values of the financial liabilities, if any, are recorded within other expense (income) in operating income on the Company’s condensed consolidated statements of income and comprehensive income.

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
During the nine months ended September 30, 2014, loans issued by the Company under the Housing Program were denominated in U.S. Dollars with a 5-year term and carried an interest rate of 7.5%.
At September 30, 2014 and December 31, 2013, categories of employee loans included in the loan portfolio were as follows:

	September 30, 2014	December 31, 2013
Housing loans	$5,910	$5,896
Relocation and other loans	646	494
Total employee loans	6,556	6,390
Less:
Allowance for loan losses	—	—
Total loans, net of allowance for loan losses	$6,556	$6,390
There were no loans issued to principal officers, directors, and their affiliates during each of the nine months ended September 30, 2014 and 2013.

On a quarterly basis, the Company reviews the aging of its loan portfolio to evaluate information about the ability of employees to service their debt, including historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments based on the knowledge of individual borrowers, among other factors.
As of September 30, 2014 and December 31, 2013, there were no material past due or non-accrual employee loans. The Company determined no allowance for loan losses was required regarding its employee loans as of September 30, 2014 and December 31, 2013 and there were no movements in provision for loan losses during the nine months ended September 30, 2014 and 2013.

6.	LONG-TERM DEBT
Revolving Line of Credit — On January 15, 2013, the Company entered into a revolving loan agreement (the “2013 Credit Facility”) with PNC Bank, National Association (the “Bank”). Under the agreement, the Company’s maximum borrowing capacity was set at $40,000. Advances under the 2013 Credit Facility accrued interest at an annual rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.25%.
On September 12, 2014, the Company terminated the 2013 Credit Facility and entered into a new credit facility (the “2014 Credit Facility”) with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank (collectively the “Lenders”). The 2014 Credit Facility provides for a borrowing capacity of $100,000, with potential to increase the credit facility up to $200,000 if certain conditions are met. The 2014 Credit Facility matures on September 12, 2019.
Borrowings under the 2014 Credit Facility may be denominated in United States Dollars or, up to a maximum of $50,000 in British Pounds Sterling, Canadian Dollars, Euros or Swiss Francs (or other currencies as may be approved by the lenders). Borrowings under the 2014 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. Base rate is equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%.
The 2014 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries.
As of September 30, 2014, the Company had no outstanding debt under the 2014 Credit Facility.

7.	EMPLOYEE BENEFITS
The Company has established a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation by up to the statutory limit. Effective January 1, 2013, the Company provides discretionary matching contributions to the plan up to a maximum of 2.0% of the employee’s eligible compensation. Employer contributions charged to expense for the three months ended September 30, 2014 and 2013, were $144 and $112, respectively. Employer contributions charged to expense for the nine months ended September 30, 2014 and 2013, were $405 and $286, respectively. The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

8.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended September 30, 2014 and 2013 was 14.9% and 19.3%, respectively, and 17.9% and 19.1% during the nine months ended September 30, 2014 and 2013, respectively. There were several factors that led to the movement in the Company’s worldwide effective tax rate for the three and nine months ended September 30, 2014, as compared to the corresponding periods of 2013. The primary factors that caused this decrease in the rate for the above-mentioned periods are:  (a) favorable adjustments to the statutory rates in several countries, primarily the United Kingdom and Ukraine and (b) release of the ASC 740-10 reserve during the third quarter of 2014 in the amount $1.2 million. This reserve was initially posted as a tax expense in 2010 as the Company's position in 2010 was deemed uncertain.  This reserve remained on the balance sheet through the initial tax year and subsequent tax years until the federal statute expired in the quarter ended September 30, 2014 and the whole reserve was properly released. The other primary factors represented below would have increased the effective tax rate in 2014 if it were not for (a) and (b) above:  the acquisitions completed in the second quarter of 2014, which added other tax jurisdictions into the Company’s worldwide effective tax rate analysis; also a larger portion of the Company’s pre-tax profits attributable to tax jurisdictions with relatively higher effective tax rates (as compared to effective tax rates within the Commonwealth of Independent States (“CIS”) region) were seen in 2014 and a relative shift in offshore services performed in Belarus, where the Company is currently entitled to a 100% exemption from Belarusian income tax, to other countries in the CIS region (specifically Ukraine, and to a lesser extent Russia), both of which have higher income tax rates than Belarus.

9.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the unaudited condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$2,463	$1,498	$6,391	$3,356
Selling, general and administrative expenses	4,962	1,867	10,133	6,435
Total	$7,425	$3,365	$16,524	$9,791

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
2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity grants to company personnel. As of September 30, 2014, 4,761,397 shares of common stock remained available for issuance under the 2012 Plan. This includes (i) any shares that were available for issuance under the 2006 Plan (as defined below) as of its discontinuance date and that became available for issuance under the 2012 Plan and (ii) any shares that were subject to outstanding awards under the 2006 Plan and have expired or terminated or were cancelled between the discontinuance date of the 2006 Plan and September 30, 2014 and therefore became available for issuance under the 2012 Plan. In addition, up to 1,975,437 shares that are subject to outstanding awards as of September 30, 2014 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the 2006 Plan’s share reserve under the terms of the 2006 Plan will be available for awards to be granted under the 2012 Plan.
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

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	5,823,536	$13.99	$122,003
Options granted	2,373,500	32.33	27,200
Options exercised	(828,756)	8.54	(29,214)
Options forfeited/cancelled	(162,829)	24.41	(3,156)
Options outstanding at September 30, 2014	7,205,451	$20.42	$168,391

Options vested and exercisable at September 30, 2014	2,708,228	$9.87	$91,863
Options expected to vest	4,101,056	$26.58	$70,579
Aggregate grant-date fair value of stock options issued under the 2012 Plan during the nine months ended September 30, 2014 was $32,414. The options typically vest over four years from the time of grant.
As of September 30, 2014, a total of 35,515 shares underlying options exercised through September 30, 2014, were in transfer with the Company’s transfer agent.
As of September 30, 2014, total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $45,182, and is expected to be recognized over a weighted-average period of 2.1 years. The weighted average remaining contractual term of the outstanding options as of September 30, 2014 was 5.4 years for fully vested and exercisable options and 8.8 years for options expected to vest, respectively.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the nine months ended September 30, 2014, as compared with the assumptions disclosed in Part II. Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Other Awards
Other awards include awards of restricted stock and restricted stock units (“RSUs”) under the Company’s 2012 Directors Plan and 2012 Plan, as well as certain other individual awards. In addition, the Company has in the past, and may in the future, issue its equity securities to compensate employees of acquired businesses for future services, upon such terms and at such prices as it deems appropriate. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards and performance-based awards. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents. Summarized activity related to the Company’s service-based awards for the nine months ended September 30, 2014, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2014	344,928	$18.74
Awards granted	432,356	39.93
Awards vested	(67,357)	(17.62)
Awards forfeited/cancelled	(16,924)	20.81
Unvested service-based awards outstanding at September 30, 2014	693,003	$32.02
During the nine months ended September 30, 2014, the Company issued a total of 7,738 shares of non-vested (“restricted”) common stock under its 2012 Non-Employee Directors Compensation Plan with an aggregate grant date fair value of $325. As of September 30, 2014, aggregate fair value of unvested awards under the 2012 Non-Employee Directors Compensation Plan was $360. This cost is expected to be recognized over the next 1.5 years using the weighted average method.
During the nine months ended September 30, 2014, the Company issued a total of 70,500 RSUs to certain key management personnel under the 2012 Plan. The fair value of the RSUs at the time of grant was $2,085. As of September 30,

2014, the aggregate fair value of unvested RSUs under the 2012 Plan was $1,771. This cost is expected to be recognized over the next 2.3 years using the weighted average method.
During the nine months ended September 30, 2014, the Company granted a total of 354,118 service-based awards in connection with the acquisitions of businesses completed during that period. The aggregate grant date fair value of the awards was $14,590. As of September 30, 2014, a total of 556,240 shares underlying service-based awards with an aggregate fair value of $18,779 were unvested and outstanding in connection with the Company’s acquisitions activity. This cost is expected to be recognized over the next 1.8 years using the weighted average method.
During the nine months ended September 30, 2014, the Company granted performance-based awards in connection with the acquisitions completed during that period. Total number of the awards varies based on attainment of certain performance targets pursuant to provisions of the relevant purchase agreements. Typically, the performance period is three years, with one third of the awards granted, vesting on the first anniversary of the grant. The remaining awards vest in equal installments on the second and third anniversaries of the grant. If an eligible employee leaves the Company prior to a vesting date, the unvested portion of the award will be forfeited, generally. The Company periodically evaluates the achievement of the related performance conditions during requisite service period and the number of shares expected to be delivered, and resulting compensation expense is adjusted accordingly.
Summarized activity related to the Company’s performance-based awards for the nine months ended September 30, 2014, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2014	—	$—
Awards granted	376,966	38.55
Awards vested	—	—
Awards forfeited/cancelled	(817)	36.57
Changes in the number of awards expected to be delivered	(46,331)	31.13
Unvested performance-based awards outstanding at September 30, 2014	329,818	$39.60
As of September 30, 2014, total unrecognized compensation cost related to unvested performance-based awards was $12,586. That cost is expected to be recognized over the next 1.8 years using the weighted average method.

10.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for common earnings per share:
Net income	$19,040	$16,437	$51,218	$43,235
Numerator for basic and diluted earnings per share	$19,040	$16,437	$51,218	$43,235

Denominator for basic earnings per share:
Weighted average common shares outstanding	47,315	46,162	47,058	45,492
Effect of dilutive securities:
Stock options, RSUs and performance-based awards	2,514	2,558	2,472	2,628
Denominator for diluted earnings per share	49,829	48,720	49,530	48,120

Net income per share:
Basic	$0.40	$0.36	$1.09	$0.95
Diluted	$0.38	$0.34	$1.03	$0.90
During the three and nine months ended September 30, 2014, a total of 2,691 and 2,152 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive. During the three and nine months ended September 30, 2013, a total of 1,873 and1,399 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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
The Construction Agreement committed IDEAB to construct an office building for the Company in Minsk with a committed completion date of February 28, 2014. The building has not yet been completed, when in April 2014 IDEAB stopped its construction for reasons unrelated to the Company’s performance under the Construction Agreement. In May 2014, IDEAB notified the Company that it was unable to continue as general contractor to complete the construction of the building in time and on the terms agreed. As a result, the Company took control over the construction site and is seeking alternatives to complete the project. On July 7, 2014, the Company provided IDEAB with notice of termination of the Construction Agreement. The effective date of termination was on or about July 11, 2014. The Company filed a legal action against IDEAB in Belarus in August 2014, claiming breach of contract. In September 2014, the court decided in the Company’s favor and directed IDEAB to pay the Company $1,000 plus reimbursement of certain expenses. The Company is pursuing recovery from IDEAB of this amount.
At September 30, 2014, the Company had approximately $17,500 of capitalized construction costs and estimated up to $7,000 of additional investment required to complete the construction and put the building into operation. The Company estimates that an additional nine months will be needed for completion of the building construction. In addition, up to $4,500 of advance payments issued to IDEAB for future work and construction materials under the Construction Agreement may not be recoverable. As of September 30, 2014, the Company estimated the amount of probable losses under the Construction Agreement at $2,000. These costs were recorded within the Company’s consolidated income from operations during the nine months ended September 30, 2014.

Based on the information known to the Company at this time, any additional liability related to this matter is not reasonably estimable.
Indemnifications — In the normal course of business, the Company is a party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with certain arrangements. The duration of these indemnifications varies, and in certain cases, is indefinite.
The Company is unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. Management is not aware of any such matters that historically had or would have a material effect on the financial statements of the Company.
Litigation — From time to time, the Company is involved in litigation, claims or other contingencies. Management is not aware of any such matters that would have a material effect on the financial statements of the Company.

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
Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segment revenues:
North America	$99,393	$73,480	$267,866	$205,613
Europe	78,074	51,531	217,247	146,108
Russia	14,762	12,050	38,881	37,901
Other	530	3,078	3,445	7,867
Total segment revenues	$192,759	$140,139	$527,439	$397,489
Segment operating profit:
North America	$22,557	$18,133	$62,283	$48,527
Europe	12,200	8,049	36,049	24,538
Russia	3,779	391	4,843	2,710
Other	(1,508)	1,024	(3,726)	960
Total segment operating profit	$37,028	$27,597	$99,449	$76,735

Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three and nine months ended September 30, 2014, revenues from one customer, UBS AG, were $27,012 and $70,259, respectively, and accounted for more than 10% of total revenues. During the three and nine months ended September 30, 2013, revenues from one customer, Barclays Capital, were $14,489 and $40,070, respectively, and accounted for more than 10% of our total revenues in the corresponding periods. Revenues from these customers included reimbursable expenses and were included in the Company’s Europe segment in the periods indicated.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of September 30, 2014, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 10.0% and 15.5% of our total billed and unbilled trade receivables, respectively, as of that date.
Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segment revenues	$192,759	$140,139	$527,439	$397,489
Unallocated revenue	5	11	404	43
Revenues	$192,764	$140,150	$527,843	$397,532

Total segment operating profit:	$37,028	$27,597	$99,449	$76,735
Unallocated amounts:
Other revenues	5	11	404	43
Stock-based compensation expense	(7,425)	(3,365)	(16,524)	(9,791)
Non-corporate taxes	(789)	(690)	(1,944)	(2,190)
Professional fees	(839)	(594)	(3,380)	(2,668)
Depreciation and amortization	(2,589)	(732)	(5,470)	(2,162)
Bank charges	(708)	(261)	(1,211)	(914)
Asset impairment	—	—	(2,000)	—
Other corporate expenses	(2,848)	(1,736)	(7,156)	(5,752)
Income from operations	21,835	20,230	62,168	53,301
Interest and other income, net	1,261	846	3,401	2,245
Foreign exchange loss	(718)	(720)	(3,198)	(2,088)
Income before provision for income taxes	$22,378	$20,356	$62,371	$53,458
Geographic Area Information
Management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	September 30, 2014	December 31, 2013
Belarus	$41,243	$38,697
Ukraine	4,511	5,525
Russia	2,673	3,414
Hungary	2,703	2,644
United States	1,931	2,217
Other	1,604	818
Total	$54,665	$53,315

Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

Information about the Company’s revenues by client location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$84,276	$62,871	$228,504	$180,067
United Kingdom	35,222	26,637	102,642	81,416
Switzerland	22,508	13,920	63,873	33,934
Russia	14,351	11,534	37,513	36,464
Canada	13,518	9,162	34,973	22,980
Germany	6,459	5,141	18,951	14,211
China	5,058	—	8,268	—
Netherlands	2,174	1,895	6,636	6,665
Sweden	1,734	1,382	6,213	3,986
Kazakhstan	525	2,921	3,141	7,414
Other locations	4,476	2,501	11,027	5,261
Reimbursable expenses and other revenues	2,463	2,186	6,102	5,134
Revenues	$192,764	$140,150	$527,843	$397,532
Service Offering Information
Information about the Company’s revenues by service offering is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Software development	$134,000	$93,870	$364,539	$267,948
Application testing services	37,155	27,773	103,121	78,473
Application maintenance and support	14,824	11,758	40,715	33,245
Infrastructure services	3,502	3,754	10,740	10,625
Licensing	820	809	2,626	2,107
Reimbursable expenses and other revenues	2,463	2,186	6,102	5,134
Revenues	$192,764	$140,150	$527,843	$397,532

13.	RECENT ACCOUNTING PRONOUNCEMENTS
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. These amendments aim to reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The implementation of this standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The implementation of this standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which impacts virtually all aspects of an entity’s revenue recognition. The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting periods. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal periods beginning after December 15, 2014, including interim periods within that reporting periods, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements, but will impact the reporting of any future dispositions.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard became effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company adopted the ASU effective January 1, 2014. The adoption of this standard did not have any effect on the Company’s condensed consolidated financial statements.

14.	SUBSEQUENT EVENTS
On October 31, 2014, the Company acquired 100% of the equity interests of Great Fridays Limited and its subsidiaries to expand the Company's product and design service portfolio. Great Fridays Limited, headquartered in Manchester, UK, with offices in London, San Francisco and New York, focuses on bridging the gap between business and design. The acquisition of Great Fridays added approximately 50 creative design professionals to the Company's headcount. The Company expects this acquisition to further expand its product and design services. According to the purchase agreement, the aggregate purchase price, including any additional earn-out payments, was approximately $11,800. The Company expects to finalize the valuation of the acquired assets and liabilities and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

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
We have client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Russia, Switzerland, Netherlands, Kazakhstan, Singapore, Hong Kong, China and Australia. Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Armenia, Poland, Bulgaria and China are strategically located in centers of software engineering talent and educational excellence. The majority of our employees are located in these delivery centers with compensation and benefits related to this pool of resources being the primary component of our operating expenses. Additionally, our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, such as computers and office space, enhance our productivity levels and enable us to better manage efficiency of our global operations by maintaining adequate resource utilization levels and implementing company-wide cost-management programs. As a result, we have managed to create a relatively homogeneous delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, thereby further strengthening our relationships with them.
Our focus on delivering quality to our clients is reflected by an average of 93.9% and 78.4% of our revenues in 2013 coming from clients that had used our services for at least one and two years, respectively.
Year-to-Date 2014 Developments and Trends
During the first three quarters of 2014, our revenues were $527.8 million, an increase of approximately 33% over $397.5 million reported for the same period a year ago. Our performance remained strong across all of our key verticals, driving revenue growth in North America and Europe.
We remain committed to maintaining and improving a well-balanced portfolio of clients. During the first three quarters of 2014, our top five and top ten customers accounted for 32.9% and 44.1% of consolidated revenues, respectively.
We seek to grow revenues by continually expanding the scope and size of our engagements, as well as by growing our key customer base through business development efforts and strategic acquisitions. During the first three quarters of 2014, we made progress in this strategy and increased the reach of our offerings, both geographically and across industry verticals.
On March 5, 2014, we completed an acquisition of substantially all of the assets and assumed certain specific liabilites of U.S.-based healthcare technology consulting firm Netsoft Holdings, LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). Netsoft works with leading health plans in the U.S. on their medical management and claims systems, and specializes in working with leaders in pioneering fields such as accountable care organizations, tele-medicine, healthcare analytics, personalized medicine, health information exchanges, and online self-service capabilities. The Netsoft acquisition added approximately 40 IT professionals to our headcount.
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
On October 31, 2014, we acquired Great Fridays Limited and its subsidiaries to expand our product and design service portfolio. Great Fridays Limited, headquartered in Manchester, UK, with offices in London, San Francisco and New York, focuses on bridging the gap between business and design. The acquisition of Great Fridays added approximately 50 creative design professionals to our headcount. We expect this acquisition to further expand our product and design services capabilities.
Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$192,764	$140,150	$52,614	37.5%	$527,843	$397,532	$130,311	32.8%
Income from operations	21,835	20,230	1,605	7.9%	62,168	53,301	8,867	16.6%
Net income	19,040	16,437	2,603	15.8%	51,218	43,235	7,983	18.5%
The key highlights of our consolidated results for the third quarter of 2014 and nine months ended September 30, 2014, as compared to the corresponding periods of 2013, were as follows:

•
The European geography continued its strong performance, generating revenue growth of $21.4 million and $64.0 million during the three and nine months ended September 30, 2014, or 42.0% and 44.4%, respectively, over the corresponding periods of 2013;

•
Revenue increased in all our key verticals, and in particular within the Banking and Financial Services and Travel and Consumer verticals, which grew $17.3 million and $14.7 million, respectively, in the third quarter of 2014 over the corresponding period of 2013, and $49.2 million and $31.5 million, respectively, on a year-to-date basis.

•
Our organic growth was complemented by three strategic acquisitions completed during the first half of 2014, which expanded our highly skilled employee base, geographic footprint and service capabilities. In addition, we added capabilities in the Healthcare and Life Sciences vertical forming a foundation for emerging verticals and recorded a first full quarter of revenue from all acquisitions.

•
Income from operations grew by 7.9% and 16.6% during the three and nine months ended September 30, 2014, respectively, compared with the three and nine months ended September 30, 2013. As a percentage of revenues, income from operations decreased by 3.1% and 1.6% during the three and nine months ended September 30, 2014, respectively, over the corresponding periods in 2013. The decrease was due to a combination of factors, including an increase of $6.7 million in stock-based compensation expense, a $3.5 million increase in amortization expenses related to our 2014 acquisitions, and a $2.0 million write-down of prepaid assets to adjust the book value of prepaid construction costs to an estimated recoverable amount.

•
Net income increased by 15.8% during the third quarter of 2014 compared with the corresponding period of 2013. On a year-to-date basis, net income increased by 18.5% over the corresponding period of 2013. Expressed as a percentage of revenues, net income decreased by 1.8% and 1.2% during the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods due to the items noted above, as well as the effects of significant adverse foreign exchange rate changes to some currencies in 2014 as compared to 2013.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
In our quarterly earnings press releases and conference calls, we discuss the following key measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”):

•	“Non-GAAP income from operations" is the income from operations as reported on our condensed consolidated statements of income and comprehensive income exclusive of certain expenses and benefits.

•	“Non-GAAP operating margin" is the non-GAAP income from operations as a percentage of reported revenues.
We believe that these non-GAAP measures help illustrate trends in our core business and we use these measures to establish budgets and operational goals, manage our business and evaluate our performance. We also believe these measures help investors and external parties compare our operating performance with our results in prior periods and compare our operating results with those of similar companies. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our condensed consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
GAAP income from operations	$21,835	$20,230	$62,168	$53,301
Stock-based compensation expense	7,425	3,365	16,524	9,791
Amortization of purchased intangible assets	2,508	723	5,380	2,126
Acquisition-related costs	—	—	880	48
Other expenses and one-time items	—	(476)	2,000	(807)
Non-GAAP income from operations	$31,768	$23,842	$86,952	$64,459

GAAP operating margin	11.3%	14.4%	11.8%	13.4%
Effect of the adjustments detailed above	5.2%	2.6%	4.7%	2.8%
Non-GAAP operating margin	16.5%	17.0%	16.5%	16.2%
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

We also exclude certain other expenses and one-time charges that we believe are not indicative of what we consider to be organic continuing operations. Such items include impairment write-offs of goodwill and other assets, legal settlement expenses, and certain other non-cash one-time charges and write offs.
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
Since late 2013, Ukraine has been experiencing heightened political and economic turmoil with no improvement as of September 30, 2014. Various news sources estimate that inflation has been increasing and the rate of increase has been accelerating throughout 2014. According to news reports, the peace talks continue and efforts to improve the government are in progress, however, the cost of the continuing crisis is severely impacting the Ukrainian economy. The Ukrainian currency has been weakened and the negative outlook in the Ukrainian economy continues.
Due to Russia’s military intervention in the Ukraine and the resulting crisis, the United States and the European Union have imposed and expanded sanctions targeting Russian government and government-controlled interests and certain government officials. The expanded sanctions issued by the US Department of Treasury and the European Union also restrict involvement in certain extensions of credit and financing activities for Russian debtors and restrict certain business activities in sectors such as off-shore oil and defense. We believe these sanctions do not prevent us from providing our services to our customers.
In February 2014, the government of Kazakhstan devalued the local currency, the tenge, by 19%. The government is forecasting inflation of 6% to 8% for 2014 and thereafter and has successfully kept it within that range. However, political and economic instability in the region may contribute to the economic uncertainty in Kazakhstan.
Since 2011, significant inflation has been reported in Belarus. The National Statistical Committee of Belarus estimated that inflation was approximately 118.3% in 2013 and it continued to increase during the first three quarters of 2014. The measures currently used by the Belarusian government to control this recent inflation include monetary policy and pricing instruments, including increasing interest rates and the use of anti-monopoly laws to prevent the increase in pricing of goods, as well as privatization and using foreign borrowings to replenish the budget and stabilize the local currency. Inflation, government actions to combat inflation and public speculation about possible additional actions have also contributed to economic uncertainty in Belarus. Belarus may experience high levels of inflation in the future. In the first three quarters of 2014, we had approximately $1.3 million, or 0.2%, of our revenues denominated in Belarusian rubles.
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

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$192,764	$140,150	$52,614	37.5%	$527,843	$397,532	$130,311	32.8%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	122,509	88,539	33,970	38.4%	335,065	250,023	85,042	34.0%
Selling, general and administrative expenses(2)	42,875	27,893	14,982	53.7%	113,905	83,517	30,388	36.4%
Depreciation and amortization expense	5,510	3,906	1,604	41.1%	14,650	11,377	3,273	28.8%
Other operating expenses, net	35	(418)	453	(108.4)%	2,055	(686)	2,741	(399.6)%
Income from operations	21,835	20,230	1,605	7.9%	62,168	53,301	8,867	16.6%
Interest and other income, net	1,261	846	415	49.1%	3,401	2,245	1,156	51.5%
Foreign exchange loss	(718)	(720)	2	(0.3)%	(3,198)	(2,088)	(1,110)	53.2%
Income before provision for income taxes	22,378	20,356	2,022	9.9%	62,371	53,458	8,913	16.7%
Provision for income taxes	3,338	3,919	(581)	(14.8)%	11,153	10,223	930	9.1%
Net income	$19,040	$16,437	$2,603	15.8%	$51,218	$43,235	$7,983	18.5%

(1)
Included $2,463 and $1,498 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $6,391 and $3,356 of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively;

(2)
Included $4,962 and $1,867 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $10,133 and $6,435 of stock-based compensation expense for the nine months ended September 30, 2014 and 2013.

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013
Revenues
During the three and nine months ended September 30, 2014, our revenues grew in excess of 30.0% over the corresponding periods in 2013, from $140.2 million and $397.5 million to a record $192.8 million and $527.8 million, respectively. The increase was attributable to a combination of factors, including deeper penetration to existing customers and attainment of new customers, both organically and through acquisitions, which became accretive to our revenues from the date of acquisition.
During the three months and nine months ended September 30, 2014, revenues in North America, our largest geography by revenue, grew $25.8 million and $60.4 million, or 35.8% and 29.8%, respectively, over the same periods last year. Expressed as a percentage of consolidated revenues, the North America geography accounted for 50.7% and 49.9% during the three and nine months ended September 30, 2014, respectively, which represented a decrease of 0.7% and 1.2% over the corresponding periods in 2013. The decrease was primarily a result of accelerated growth in the European geography.
Revenues from our Travel and Consumer vertical increased by $4.2 million, or 30.9%, in the third quarter of 2014 as compared to the corresponding period of 2013, and $12.5 million, or 34.2%, on a year-to-date basis. The increase in this vertical was primarily driven by the rapid expansion of our strategic relationship with a large retail chain, a relationship we acquired in 2012. This customer has been one of our top ten customers since the second quarter of 2013. During the three and nine months ended September 30, 2014, revenues from this customer accounted for 6.0% and 12.5% of total revenue growth in North America, respectively.
During the first nine months of 2014, we continued our focus on creating synergies with customers in the Other vertical, including such industry segments as Healthcare Insurance and Life Sciences. During the three and nine months ended September 30, 2014, combined revenues from customers in the Other vertical accounted for $11.2 million, or 43.6%, and $23.6 million, or 39.0%, of the overall growth in the North America geography, respectively.

During the three and nine months ended September 30, 2014, revenues from the Business Information and Media vertical in North America increased by $2.6 million, or 17.7%, and $8.5 million, or 20.5%, over the corresponding periods of 2013. The growth in this vertical in 2014 was attributable to additional revenue streams created by our 2012 acquisitions, as well as resumed growth in revenues from certain long-time customers, including Thomson Reuters. Our ISVs and Technology vertical accounted for 26.0% and 20.3% of total growth during the three and nine months ended September 30, 2014, respectively.
During the three and nine months ended September 30, 2014, our Banking and Financial Services vertical remained our dominant vertical in Europe and accounted for 44.8% and 55.8%, respectively, of overall revenue growth in this geography. During the third quarter and first nine months of 2014, revenues from the Banking and Financial Services vertical increased by $9.6 million, or 33.8%, and $35.7 million, or 48.2%, respectively, over the corresponding periods of 2013. It was also our largest and fastest growing vertical on a consolidated basis. Continued solid performance of the Banking and Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing customers located in Europe. In particular, 12.2% and 20.7% of consolidated revenue growth during the three and nine months ended September 30, 2014 was attributable to increased business from certain of our largest customers located in the United Kingdom and Switzerland. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer and Business Information and Media verticals. During the three and nine months ended September 30, 2014, combined revenues from these verticals increased by $9.7 million and $21.7 million, respectively, over the corresponding periods last year and accounted for 45.4% and 33.9% of total growth in this geography during periods indicated.
Revenues in the CIS geography increased by $0.1 million, or 0.8%, during the three months ended September 30, 2014, however showed a $3.3 million, or 7.4% decrease on a year-to-date basis as compared to the corresponding periods of 2013. The decrease in revenues was primarily attributable to revenue recognition delays related to fixed-price projects, budgetary delays with certain customers located in Russia, as well as a decline in revenues from one of our largest customers in Kazakhstan.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the three months ended September 30, 2014, cost of revenues (exclusive of depreciation and amortization) was $122.5 million representing an increase of 38.4% over the corresponding period of 2013. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 0.4% to 63.6% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the third quarter of 2014 was primarily driven by a $34.1 million increase in personnel-related costs, including an increase in stock-based compensation expense of $1.0 million. The increase was mainly attributable to a 24.3% growth in the average production headcount as compared with the third quarter of 2013.
During the nine months ended September 30, 2014, cost of revenues (exclusive of depreciation and amortization) was $335.1 million representing an increase of 34.0% over the corresponding period of 2013. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization), increased 0.6% over the corresponding period of 2013, to 63.5% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the first nine months of 2014 was primarily driven by a $83.4 million increase in personnel-related costs, including an increase in stock-based compensation expense of $3.0 million. The increase for the nine-month period was also primarily attributable to a 17.3% growth in the average production headcount as compared to the same period last year.
Selling, General and Administrative Expenses
We continued to invest in key areas, including sales, infrastructure, industry expertise, and other functions supporting global operations.
During the three months ended September 30, 2014, selling, general and administrative expenses were $42.9 million representing an increase of 53.7% over the corresponding period of 2013. As a percentage of revenues, selling, general and administrative expenses increased 2.3% over the corresponding period of 2013, to 22.2% of consolidated revenues.
An increase in selling, general and administrative expenses in the third quarter of 2014 was primarily driven by a $11.2 million increase in personnel-related costs. This was mainly due to a 25.9% growth in the average non-production headcount as compared to the same period last year. In addition, we incurred $2.4 million of costs related to our 2014 acquisitions representing stock-based compensation expense, which resulted in a 1.2% increase in selling, general and administrative expenses expressed as a percentage of revenues.

For the nine months ended September 30, 2014, selling, general and administrative expenses totaled $113.9 million, representing an increase of 36.4% over the same period last year. Year-to-date selling, general and administrative expenses represent 21.6% of consolidated revenues, an increase of 0.6% over last year. The increase in selling, general and administrative expenses in the first nine months of 2014 was primarily driven by a $21.7 million increase in total personnel-related costs, which include stock based compensation and the personnel impact from 2014 acquisitions. This increase was mainly due to a 19.9% growth in the average non-production headcount as compared to the same period last year. For the nine months ended September 30, 2014, we incurred $4.1 million of selling, general and administrative costs related to our 2014 acquisitions, including $3.4 million of stock-based compensation expense, which resulted in a 0.8% increase in selling, general and administrative expenses expressed as a percentage of revenues.
Depreciation and Amortization Expense
During the three and nine months ended September 30, 2014, depreciation and amortization expense was $5.5 million and $14.7 million, respectively, as compared to $3.9 million and $11.4 million in the corresponding periods last year. Expressed as a percentage of revenues, depreciation and amortization expense increased 0.1% and decreased 0.1% during the three and nine months ended September 30, 2014, respectively, as compared with the corresponding periods of 2013, which was mainly due to amortization of intangible assets related to our 2014 acquisitions, partially offset by significantly higher non-recurring capital expenditures in the second quarter of 2013.
Other Operating Expenses, Net
In the second quarter of 2014 we recorded a $2.0 million write-down in prepaid assets related to the construction of our corporate facilities in Belarus. Please see Note 11 of our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for further information.
Interest and Other Income, Net
Net interest and other income was $1.3 million and $3.4 million during the three and nine months ended September 30, 2014, respectively, representing an increase of $0.4 million and $1.2 million when compared to the corresponding periods last year. The increase was primarily driven by interest received on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans.
Provision for Income Taxes
The Company's effective tax rate for the three months ended September 30, 2014 and 2013, was 14.9% and 19.3%, respectively, and 17.9% and 19.1% during the nine months ended September 30, 2014 and 2013, respectively. There were several factors that led to the movement in the Company’s worldwide effective tax rate for the three and nine months ended September 30, 2014, as compared to the corresponding periods of 2013.  The primary factors that caused this decrease in the rate for the above-mentioned periods are: (a) favorable adjustments to the statutory rates in several countries, primarily the United Kingdom and Ukraine and (b) release of the ASC 740-10 reserve during the third quarter of 2014 in the amount of $ 1.2 million. This reserve was initially posted as a tax expense in 2010 as the Company's position in 2010 was deemed uncertain.  This reserve remained on the balance sheet through the initial tax year and subsequent tax years until the federal statute expired in the quarter ended September 30, 2014 and the whole reserve was properly released. The other primary factors represented below would have increased the effective tax rate in 2014 if it were not for (a) and (b) above:  the acquisitions completed in the second quarter of 2014, which added other tax jurisdictions into the Company’s worldwide effective tax rate analysis; a larger portion of the Company’s pre-tax profits attributable to tax jurisdictions with relatively higher effective tax rates (as compared to effective tax rates within the Commonwealth of Independent States (“CIS”) region) were seen in 2014 and a relative shift in offshore services performed in Belarus, where the Company is currently entitled to a 100% exemption from Belarusian income tax, to other countries in the CIS region (specifically Ukraine, and, to a lesser extent, Russia), both of which have higher income tax rates than Belarus.
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
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Total segment revenues:
North America	$99,393	$73,480	$267,866	$205,613
Europe	78,074	51,531	217,247	146,108
Russia	14,762	12,050	38,881	37,901
Other	530	3,078	3,445	7,867
Total segment revenues	$192,759	$140,139	$527,439	$397,489
Segment operating profit:
North America	$22,557	$18,133	$62,283	$48,527
Europe	12,200	8,049	36,049	24,538
Russia	3,779	391	4,843	2,710
Other	(1,508)	1,024	(3,726)	960
Total segment operating profit	$37,028	$27,597	$99,449	$76,735
North America Segment
During the three months ended September 30, 2014, revenues from our North America segment were 51.6% of total revenues representing an increase of $25.9 million, or 35.3%, over the corresponding period in 2013. During the three months ended September 30, 2014, segment operating profits increased $4.4 million, or 24.4%, as compared to the same period last year, to $22.6 million net operating profit.
During the nine months ended September 30, 2014, revenues from our North America segment were 50.8% of total revenue representing an increase of $62.3 million, or 30.3%, over the corresponding period of 2013. During the nine months ended September 30, 2014, North America segment operating profits totaled $62.3 million, an increase of $13.8 million, or 28.3%, compared to the first nine months of 2013.
The increase in revenues during the three and nine months ended September 30, 2014 was primarily driven by continued expansion of existing customer relationships, and to a lesser extent, by revenues from new clients. Furthermore, this quarter 2014 and year-to-date operating results of the North America operating segment benefited from our recent acquisitions and we recorded a full quarter of revenue from all three acquisitions for the first time in the third quarter. As a percentage of revenues, the North America segment’s operating profit was 22.7% and 23.3% during the three months and nine months ended September 30, 2014, respectively, and 24.7% and 23.6% in the corresponding periods last year.
Europe Segment

Europe continues to be a rapidly growing segment in our portfolio, given our nearshore delivery capabilities, and our value proposition in delivering quality software engineering solutions and services. Our business model continues to gain considerable traction with European-based clients primarily in the Banking and Financial Services and Travel and Consumer verticals. Furthermore, our third quarter 2014 and year-to-date results also benefited from the acquisition of Jointech, a company with locations in South-East Asia, which created a new value proposition for our existing customers within the Banking and Financial Services vertical, particularly in the areas of investment banking, wealth and asset management, and extended our reach with that customers into new geography. We expect that many of our new and existing customers in other business verticals will use our services in that fast-growing region resulting in possible revenue and operating profit increases to the Europe segment.
During the three months ended September 30, 2014, revenues from our Europe segment were 40.5% of total segment revenues representing an increase of $26.5 million, or 51.5%, over the corresponding period of 2013. During the three months ended September 30, 2014, segment operating profits increased $4.2 million, or 51.6%, as compared to the corresponding period of 2013, to $12.2 million net operating profit.
During the nine months ended September 30, 2014, revenues from our Europe segment were 41.2% of total segment revenues representing an increase of $71.1 million, or 48.7%, over the corresponding period of 2013. During the nine months ended September 30, 2014, segment operating profits increased $11.5 million, or 46.9%, as compared to the corresponding period of 2013, to $36.0 million net operating profit.
Russia and Other Segments
During the three months ended September 30, 2014, revenues from our Russia segment were $14.8 million representing an increase of $2.7 million compared to the corresponding period of 2013. During the three months ended September 30, 2014, operating profits of the Russia segment increased $3.4 million as compared to the same period last year, to $3.8 million of net operating profit.
During the three months ended September 30, 2014, revenues from our Other segment were $0.5 million representing a decrease of $2.5 million compared to the corresponding period of 2013. During the three months ended September 30, 2014, operating profits of the Other segments decreased $2.5 million compared to the same period last year, to $1.5 million of operating losses.
On a year-to-date basis, revenues from the Russia and Other operating segments increased $1.0 million and decreased $4.4 million, respectively, when compared to the corresponding periods of 2013. Operating profits of the Russia and Other segments increased $2.1 million and decreased $4.7 million, respectively, when compared with the operating profits of these segments in the corresponding period a year ago.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments. As a result, we recorded the cost related to the performance of services in the third quarter of 2014 with no associated revenues recognized in the period that services were rendered. In particular, we estimate a total of $3.0 million of revenues that remained unrecognized as of September 30, 2014 in our Russia segment with related costs reflected in the segment’s operating results for the third quarter of 2014.
We were unable to estimate revenues attributable to the services rendered under certain arrangements with our largest customer in the Other segment during the three and nine months ended September 30, 2014 and cannot provide assurance these revenues will be recognized in future periods.
Liquidity and Capital Resources
Capital Resources
At September 30, 2014, our principal sources of liquidity were cash and cash equivalents totaling $191.2 million and $100.0 million of available borrowings under our revolving line of credit. As of that date, $151.9 million of our total cash and cash equivalents was held outside the United States. Of this amount, $92.6 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 4.1% during the first three quarters of 2014. Our subsidiaries in the CIS region or Asia-Pacific ("APAC") region do not maintain significant balances denominated in currencies other than U.S. dollars.
We have a revolving line of credit with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank (collectively the “Lenders”). Effective September 12, 2014, we entered into a new agreement with the Lenders (the “2014 Credit Facility”) which increased our borrowing capacity under a revolving line of credit. The 2014 Credit Facility consists of a

$100.0 million revolving line of credit, with a maturity date of September 12, 2019. There is potential to increase the credit facility up to $200,000 if certain conditions are met. Borrowings under the 2014 Credit Facility may be denominated in United States Dollars or, up to a maximum of $50,000 in British Pounds Sterling, Canadian Dollars, Euros or Swiss Francs (or other currencies as may be approved by the lenders). Borrowings under the Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. Base rate is equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. The 2014 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries.
The line of credit also contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. At September 30, 2014, we had no borrowings outstanding under the line of credit.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, if necessary, there are no restrictions on repatriating those funds back to the United States. If we decide to remit funds to the United States in the form of dividends, $151.8 million would be subject to foreign withholding taxes, of which $144.1 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$56,169	$11,795
Net cash used in investing activities	(38,408)	(18,875)
Net cash provided by financing activities	9,359	12,707
Effect of exchange rate changes on cash and cash equivalents	(5,081)	(760)
Net increase in cash and cash equivalents	22,039	4,867
Cash and cash equivalents, beginning of period	169,207	118,112
Cash and cash equivalents, end of period	$191,246	$122,979
Operating Activities
Net cash provided by operations during the nine months ended September 30, 2014 increased $44.4 million to $56.2 million, as compared to $11.8 million net cash provided by operations in the corresponding period of 2013. The first nine months of 2014 operating cash flows benefited, in part, from our strong focus on improving working capital efficiencies during the latter part of 2013, including focus on reducing days outstanding for our billed and unbilled receivables. Coupled with strong growth in revenues during the nine months ended September 30, 2014 as compared to the corresponding period of 2013, this resulted in an approximately 36% increase in customer collections year-over-year. This increase more than offset the higher working capital requirements associated with increased revenues, including growth in total compensation and benefits of our IT professionals, overhead expenses, and higher tax payments.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2014 increased $19.5 million to $38.4 million as compared to $18.9 million used in investing activities during the corresponding period of 2013. The increase was primarily attributable to $26.5 million spent on acquisitions of businesses, partially offset by a $2.7 million decrease in capital investments as compared to the corresponding period last year, combined with a net $5.8 million decrease in loans issued under the Employee Housing Program.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2014 decreased $3.3 million to $9.4 million for the nine months ended September 30, 2014. The decrease in cash flows from financing activities for the nine months ended September 30, 2014, was primarily attributable to lesser proceeds received by us as a result of stock option exercises and associated tax benefits, as compared to the same period last year.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our fixed and determinable contractual obligations as of September 30, 2014.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$34,070	$15,117	$12,652	$6,153	$148
Other short-term obligations (1)	7,000	7,000
Employee Housing Program (2)	57	57	—	—	—
	$41,127	$22,174	$12,652	$6,153	$148

(1)
As of September 30, 2014, we estimated up to $7.0 million of additional investment could be required to complete construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. Please see Note 11 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for further information.

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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements within the scope of FASB ASC paragraph 460-10-15-4 (Guarantees Topic) other than as disclosed in Note 11 of our financial statements in “Part I. Item 1. Financial Statements”; nor do we have any investments in special purpose entities or undisclosed borrowings or debt. Accordingly, our results of operations, financial condition and cash flows are not subject to material off-balance sheet risks.
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
We report gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated condensed statements of income and comprehensive income.
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
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
At September 30, 2014, contingent liabilities measured at fair value on a recurring basis comprised contingent consideration payable in cash and stock, performance-based awards issued to certain former owners of acquired businesses in exchange for future services, and certain other contractual liabilities.
We estimate the fair value of contingent liabilities based on certain performance milestones of the acquired businesses, and estimated probabilities of achievement, then discount the liabilities to present value using our cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency. Contingent liabilities are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in our operating results.
Business Combinations — We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired, including related goodwill and other intangible assets. We identify and attribute fair values and estimated lives to the intangible assets acquired and allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain.
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
Our acquisitions usually do not have significant amounts of tangible assets, as the principal assets typically acquired are customer relationships, trade names, non-competition agreements, and workforce. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with ASC 350. They are tested annually for impairment and are not amortized.
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
Concentration of Credit and Other Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of employee loans receivable, cash and cash equivalents, trade accounts receivable and unbilled revenues.
At September 30, 2014, loans issued to employees were $6.6 million, or 1.2%, of our total assets. These loans potentially expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on the personal income of borrowers obtained through their employment with EPAM and may be adversely affected by macroeconomic changes, such as higher unemployment levels, currency devaluation and inflation. Additionally, continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. As of September 30, 2014, $108.3 million of total cash was held in CIS countries, with $94.1 million of that in Belarus. Banking and other financial systems in the CIS region are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS region generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of September 30, 2014, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 10.0% and 15.5% of our total billed and unbilled trade receivables, respectively, as of that date.
During the three and nine months ended September 30, 2014, our top five customers accounted for 32.7% and 32.9% of our total revenues, and our top ten customers accounted for 43.2% and 44.1% of our total revenues, respectively. During the three and nine months ended September 30, 2013, our top five customers accounted for 32.0% and 30.4% of our total revenues, and our top ten customers accounted for 44.2% and 42.0% of our total revenues, respectively.
During the three and nine months ended September 30, 2014, the Company had one customer, UBS AG, with revenues of $27.0 million and $70.1 million respectively, which accounted for more than 10% of total revenues in the periods indicated. During the three and nine months ended September 30, 2013, revenues from one customer, Barclays Capital, were $14.3 million and $39.5 million and accounted for 10.2% and 9.9% of our total revenues in the corresponding periods. Revenues from these customers do not include reimbursable expenses.
Credit losses and write-offs of trade accounts receivable balances have historically not been material to our audited consolidated financial statements.
Interest Rate Risk
Our exposure to market risk is mainly influenced by the changes in interest rates received on our cash and cash equivalent deposits and paid on any outstanding balance on our revolving line of credit, which is subject to a variety of rates depending on the type and timing of funds borrowed. As of September 30, 2014 we have not borrowed under the line of credit and did not have any outstanding debt. We do not use derivative financial instruments to hedge our risk of interest rate volatility.
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

Foreign Exchange Risk
Our financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to variety of countries and currencies in which we conduct business. Outside of the United States we operate primarily through wholly owned subsidiaries in Canada, Europe, Asia, and the CIS and CEE regions and generate a significant portion of our revenues in currencies other than the U.S. dollar, principally, euros, British pounds, Canadian dollars, and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros, Russian rubles, and Hong Kong dollars and China yuan renminbi (“CNY”) associated with our delivery centers located in the CEE and APAC regions. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash flows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if the euro, the British pound, Canadian dollar, Hungarian forint, and/or Russian ruble appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the third quarter of 2014, a 1.0% appreciation/ (depreciation) of all applicable foreign currencies against the U.S. dollar would result in an estimated increase/ (decrease) of approximately $0.1 million in our net income, respectively. On a year-to-date basis, a 1.0% appreciation/ (depreciation) of all applicable foreign currencies against the U.S. dollar would result in an estimated increase/ (decrease) of approximately $0.6 million in our net income, respectively. Based on results of operations for the third quarter and first nine months of 2014, a 1% appreciation/ (depreciation) of any individual currency against U.S. dollar would not result in changes in on our net income in excess of $0.4 million.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible during the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $0.8 million and $3.3 million during the three and nine months ended September 30, 2014, respectively, and $0.6 million and $2.0 million during the three and nine months ended September 30, 2013, respectively. Increase in net foreign exchange loss in the third quarter and first nine months of 2014 as compared to the same periods of 2013 was primarily attributable to changes in exchange rates of Russian ruble and Ukrainian hryvnya against U.S. dollar in the periods indicated, including realized losses from foreign currency conversions. These losses are included in the condensed consolidated statements of income and comprehensive income.
Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of September 30, 2014, approximately 24.6% of our total net assets were subject to foreign currency translation exposure, as compared to 21.6% as of December 31, 2013, and approximately 21.8% of our net income in the third quarter of 2014 was generated by subsidiaries for which the functional currency was not U.S. dollars, as compared to 20.0% in the third quarter of 2013. During the nine months ended September 30, 2014 and 2013, net income generated by foreign subsidiaries for which the functional currency was not U.S. dollars was 44.7% and 45.0%, respectively. During the quarters ended September 30, 2014 and 2013, we recorded $8.3 million of translation losses and $3.0 million of translation gains, respectively, within our condensed consolidated statements of income and comprehensive income, and $8.9 million and $0.4 million of translation losses for the nine month periods ended September 30, 2014 and 2013, respectively. During the periods presented, our condensed consolidated statements of income and comprehensive income were not materially affected by gains or losses arising from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
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

Date: November 10, 2014

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Anthony J. Conte
Name: Anthony J. Conte
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)