Form 10-K
period 2014-12-31
EPAM Systems, Inc.
filed 2015-03-02
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,589 million based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.
The number of shares of common stock, $0.001par value, of the registrant outstanding as of February 24, 2015 was 48,858,032 shares.
 DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for its 2015 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014
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
Unless otherwise indicated, information contained in this annual report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on information from various sources (including industry publications, surveys and forecasts and our internal research), on assumptions that we have made, which we believe are reasonable, based on such data and other similar sources and on our knowledge of the markets for our services. The projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described under “Item 1A. Risk Factors” and elsewhere in this annual report. These and other factors could cause results to differ materially from those expressed in the estimates included in this annual report.

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

EMERGING GROWTH COMPANY STATUS
In April 2012, several weeks after our initial public offering in February 2012, President Obama signed into law the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” that otherwise apply to larger public companies. For as long as a company retains emerging growth company status, it will not be required to (1) provide an auditor’s attestation report on the Company’s internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new or revised financial accounting standard applicable to public companies until such standard is also applicable to private companies, (3) comply with certain new requirements adopted by the Public Company Accounting Oversight Board, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on matters relating to executive compensation. Based on our market capitalization on June 30, 2014, we were deemed a large accelerated filer as of December 31, 2014. Therefore, we no longer qualify as an emerging growth company.

GEOGRAPHICAL REFERENCES
We use the terms “CIS” and “CEE” to describe a portion of our geographic operations and assets. CIS, which stands for the Commonwealth of Independent States, is comprised of constituents of the former U.S.S.R., including Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. CEE, which stands for Central and Eastern Europe, includes Albania, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Republic of Macedonia, Romania, Serbia, Montenegro, Slovakia, and Slovenia.

PART I
Item 1. Business
Company Background
We are a leading global provider of complex software engineering solutions and information technology services to clients in locations worldwide. Our clients rely on us to deliver a broad range of software engineering, consulting and IT services, with a significant share of proactive, domain-led, high-value services aimed at improving the client’s ability to innovate and reduce time to market. We draw on our extensive vertical, technology and process expertise and leverage industry standard technology, tools, platforms as well a portfolio of internally and externally developed assets in our delivery. We focus on building long-term partnerships with clients in various industries that demand technologically advanced skills and solutions and require quality and agility in delivery. Our industry expertise includes industries such as software and technology, banking and capital markets, business information and media, travel and hospitality, retail, energy, life sciences, healthcare, telecommunications, and government. We deliver services to clients located primarily in North America, Europe, and the CEE region and, beginning in 2014, Asia.
Since our inception in 1993, we have focused on software product development services for major independent software vendors (ISVs) and technology companies and refined this core competency through repeat multi-year engagements. These companies produce advanced software and technology products that demand sophisticated software engineering talent, tools, methodologies and infrastructure to deliver solutions that support functionality and configurability to sustain multiple generations of platform innovation. Software product development for ISVs and technology companies requires high-quality software engineering talent, advanced knowledge of current methodologies and productivity tools, and strong project management practices. As a result, we have developed a culture focused on innovation, technology leadership and process excellence, which helps us maintain a strong reputation with our clients for technical expertise and high-quality project delivery.
Our work with ISVs and technology companies, including both global leaders in enterprise software platforms and emerging, innovative technology companies focusing on new trends, exposes us to their customers’ business and strategic challenges, allowing us to develop vertical-specific domain expertise. Unlike custom application development, which is tailored to specific business requirements, software products of ISVs must be designed with a higher level of product configurability and operational performance to address the needs of a diverse set of end-users working in multiple industries and operating in a variety of deployment environments. In-depth understanding of how vertically-oriented ISVs and technology companies solve their clients’ challenges allows us to focus and grow our business in multiple industry verticals, predominantly Banking and Financial Services, Business Information and Media, and Travel and Consumer.
Our historical core competency is full lifecycle software development and product engineering services including design and prototyping, product development and testing, component design and integration, product deployment, performance tuning, porting and cross-platform migration. Our extensive experience in each of these areas created an unparalleled foundation for the evolution of our other offerings, which include custom application development, application testing, enterprise application platforms, application maintenance and support, and infrastructure management.
In 2014, we completed several acquisitions to expand our global footprint and service offering. Our 2014 acquisitions of Netsoft Holdings LLC, Joint Technology Development Limited, GGA Software Services, LLC and Great Fridays Ltd. expanded our capabilities in the healthcare, financial services and digital design areas. We expect these strategic acquisitions will enable us to offer a wider range of services to our clients from a wider variety of locations. We added approximately 761 IT, design professionals and scientists to our employee base through these acquisitions in 2014.
Our Approach
Our delivery centers in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Bulgaria, Armenia, Poland and China are strategically located in centers of software engineering talent and educational excellence.
We believe the quality of our employees underpins our success and serves as a key point of differentiation in how we deliver a superior value proposition to our clients. Our highly-skilled information technology, or IT professionals, combined with our extensive experience in delivering custom solutions that meet our clients’ pressing business needs, has allowed us to develop a deep culture of software engineering excellence. We believe this culture enables us to attract, train and retain talented IT professionals.

We employ highly-educated IT professionals, nearly all of whom hold a master’s equivalent university degree in math, science or engineering and are generally proficient in English. To ensure we attract the best candidates from this deep talent pool, we have developed close relationships with leading universities across CEE, whereby we actively support curriculum development and engage students to identify their talents and interests. We continue to expand these efforts throughout the major talent hubs within CEE.
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
We believe we are the only ISAE 3402 Type 2 certified IT services provider with multiple delivery centers in CEE, based on our analysis of publicly available information of IT services providers. This certification is a widely recognized auditing standard developed by the American Institute of Certified Public Accountants, or AICPA, and it serves as additional assurance to our clients regarding the control environment and the security of their sensitive data. Furthermore, this is an important certification for firms in data and information-intensive industries, as well as any organization that is subject to the internal controls certification requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Our ISAE 3402 Type 2 certification, in addition to our multiple ISO/IEC 27001:2005 and ISO 9001:2008 attestations, underscores our focus on establishing stringent security standards and internal controls.
Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe and the CIS. We maintain a geographically diverse client base with 50.4% of our 2014 revenues from clients located in North America, 39.0% from clients in Europe, 7.6% from clients in the CIS and 1.8% from our clients in APAC. Our focus on delivering quality to our clients is reflected by an average of 93.1% and 81.5% of our revenues in 2014 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts. For example, from 2008 to 2014, the number of clients accounting for over $5.0 million in annual revenues increased from seven to 24, and those accounting for $1.0 million or more in revenues increased from 42 to 116.
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
Our Vertical Markets
Strong vertical-specific domain knowledge, backed by extensive experience merging technology with the business processes of our clients, allows us to deliver tailored solutions to various industry verticals. We have categorized our customers into four main industry verticals as follows:

•	Independent Software Vendors (ISVs) and Technology;

•	Banking and Financial Services;

•	Business Information and Media; and

•	Travel and Consumer.
We also serve the diverse technology needs of clients in the energy, telecommunications, automotive, manufacturing, insurance, retail, healthcare and life sciences industries and the government. These industries comprise our Other vertical.

The following table sets forth our revenues by vertical by amount and as a percentage of our revenues for the periods presented:

	For the Years Ended December 31,
	2014		2013		2012
Banking and Financial Services	$215,425	29.5%	$156,340	28.2%	$111,941	25.8%
ISVs and Technology	157,944	21.6	134,970	24.3	106,852	24.6
Travel and Consumer	157,756	21.6	117,248	21.1	95,965	22.1
Business Information and Media	91,726	12.6	75,677	13.6	62,398	14.4
Other	98,766	13.5	63,256	11.4	50,226	11.6
Reimbursable expenses and other revenues	8,410	1.2	7,626	1.4	6,417	1.5
Revenues	$730,027	100.0%	$555,117	100.0%	$433,799	100.0%
ISVs and Technology. Since our inception, we have focused on providing complex software product development services to meet ISVs and technology companies’ constant need for innovation and rapid time-to-market. Through our experience with many industry leaders, we have developed rigorous standards for software product development, as well as proprietary internal processes, methodologies and IT infrastructure. Our services span the complete software development lifecycle for software product development using our comprehensive development methodologies, testing and performance tuning, deployment and maintenance and support. In addition, we are establishing close partner relationships with many of our ISV and technology company clients and are offering distributed professional services around their product offerings directly to our corporate clients.
Banking and Financial Services. We have significant experience working with global retail and investment banks, investment firms, depositories, corporate treasuries, pension funds and market data providers. We offer a broad portfolio of services in asset and wealth management, corporate and retail banking, cards and payments, investment banking and brokerage, research and analysis, as well as governance, risk and compliance. We have also established a Capital Markets Competency Center, which facilitates knowledge exchange, education and collaboration across our organization and develops new software products, frameworks and components to further enhance our industry-specific solutions and services.
Business Information and Media. We have established long-term relationships with leading business information and media companies, which enable us to bring sustainable value creation and enhanced return-on-content for organizations within this vertical. Our solutions help clients develop new revenue sources, accelerate the creation, collection, packaging and management of content and reach broader audiences. We serve clients in a range of business information and media sub-sectors, including entertainment media, news providers, broadcasting companies, financial information providers, content distributors and advertising networks. Our Business Information Competency Center enables us to provide our clients with solutions that help them overcome challenges related to operating legacy systems, manage varied content formats, rationalize their online assets and lower their cost of delivery. In addition, we provide knowledge discovery platform services through our InfoNgen business, which combines custom taxonomy development with web crawling, internal file and e-mail classification, newsletter and feed publication and content trend analysis.
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
We also work closely with leading companies in the other industries to enable our clients to better leverage technology and address simultaneous pressures of driving value for the consumer and offering a more engaging experience. Our expertise allows us to integrate our services with our clients’ existing enterprise resource planning, billing fulfillment and customer relationship management solutions. Our digital strategy and experience design practice, EPAM Empathy Lab, provides strategy, design, creative, and program management services for clients looking to improve their customer experience. In 2014, we added a UK-based digital design presence through our acquisition of Great Fridays Limited. We also offer deep expertise across several domains including business-to-business and business-to-consumer e-commerce, customer/partner self-service, employee portals, online merchandising and sales, web content management, mobile solutions and billing.

Our Delivery Model
We have delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Bulgaria, Armenia, Poland and China. We have client management locations in the United States, Canada, United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, Kazakhstan, Singapore, Hong Kong and Australia. We believe the development of a robust global delivery model creates a key competitive advantage, enabling us to better understand and meet our client’s diverse needs and provide a compelling value proposition.
Our primary delivery centers are located in Belarus, where we have 4,194 IT professionals as of December 31, 2014. The majority of these IT professionals are located in Minsk, the capital of Belarus, which is a major educational and industrial center in CEE. Minsk is well-positioned to serve as a prime IT outsourcing destination given its strong industrial base, good educational infrastructure and legacy as the center of computer science for the former Soviet Union. Furthermore, the IT industry in Belarus has been strongly supported by the government, which has taken steps to encourage investment in the IT sector through long-term tax incentives.
Our delivery centers in Ukraine have 2,956 IT professionals as of December 31, 2014. Our delivery centers in Russia have 1,714 IT professionals as of December 31, 2014. Our locations in Ukraine and Russia offer many of the same benefits as Belarus, including educational infrastructure, availability of qualified software engineers and government support of the IT industry. We believe our locations in Ukraine and Russia, along with our delivery centers in Belarus, offer a strong and diversified delivery platform across CEE. Our business has not been materially affected by the political and economic uncertainty in Russian or Ukraine to date.
Our delivery centers in Hungary have 1,013 IT professionals as of December 31, 2014, and serve as the center for our nearshore delivery capabilities to European clients. Hungary’s geographic proximity, cultural affinity and similar time zones with our clients in Europe enables increased interaction that creates closer client relationships, increased responsiveness and more efficient delivery of our solutions.
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
Our account managers are organized vertically and maintain direct client relationships. They are responsible for handling inbound requests and referrals, identifying new business opportunities and responding to requests-for-proposals, or RFPs. Account managers typically engage technical and other specialists in responding to RFPs and pursuing opportunities. This sales model has been effective in promoting repeated business and growth from within our existing client base. In addition to effective client management, we believe that our reputation as a premium provider of software engineering solutions and information technology services drives additional business from inbound requests, referrals and RFPs. We enjoy published recognition from third-party industry observers, such as Forrester Research, Forbes Research, Everest Group, Zinnov, CIO Magazine, Information Week, and Software Magazine.
We also maintain a dedicated sales force as well as a marketing team, which coordinates corporate-level branding efforts that range from sponsorship of programming competitions to participation in and hosting of industry conferences and events.
Clients
Our clients primarily consist of Forbes Global 2000 corporations. During 2014, one customer, UBS AG, accounted for over 10% of our revenues. No customer accounted for over 10% of our revenues in 2013 or 2012.
The following table presents the percentage of our revenues by client location:

	% of Revenues for Year Ended December 31,
Client location	2014	2013	2012
North America	50.4%	50.8%	47.7%
Europe	39.0	36.1	35.8
CIS	7.6	11.7	15.0
APAC	1.8	—	—
Reimbursable expenses and other revenues	1.2	1.4	1.5
Revenues	100.0%	100.0%	100.0%
Revenues by client location above differ from our segment information. Our operations consist of four reportable segments: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. Our reportable segments are based on managerial responsibility for a particular client. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of our senior management team. In such case, the client’s activity would be reported through the reportable segment. Particularly, our newly acquired clients in the APAC region are reported as part of the Europe segment based on the managerial responsibility for those clients. The following table presents the percentage of our revenues by reportable segment:

	% of Segment Revenues for Year Ended December 31,
Segment	2014	2013	2012
North America	51.3%	51.3%	45.5%
Europe	41.0	36.8	38.9
Russia	6.9	10.0	11.7
Other	0.8	1.9	3.9
Segment Revenues	100.0%	100.0%	100.0%
The following table sets forth the percentage of our revenues by client vertical for the periods presented:

	% of Revenues for Year Ended December 31,
Vertical	2014	2013	2012
Banking and Financial Services	29.5%	28.2%	25.8%
ISVs and Technology	21.6	24.3	24.6
Travel and Consumer	21.6	21.1	22.1
Business Information and Media	12.6	13.6	14.4
Other	13.5	11.4	11.6
Reimbursable expenses and other revenues	1.2	1.4	1.5
Revenues	100.0%	100.0%	100.0%
The following table shows the distribution of our clients by revenues for the periods presented:

	Year Ended December 31,
Revenues Greater Than or Equal To	2014	2013	2012
$0.1 million	306	263	216
$0.5 million	181	147	114
$1 million	116	95	81
$5 million	24	22	16
$10 million	12	12	7
$20 million	6	4	4
See Note 18 in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding total assets, operating results and other financial information regarding our operating segments.
We typically enter into master services agreements with our clients, which provide a framework for services that is then supplemented by statements of work, which specify the particulars of each individual engagement, including the services to be performed, pricing terms and performance criteria.
Competition
The markets in which we compete are changing rapidly and we face competition from both global IT services providers as well as those based in CEE, India, China and other geographies. We believe that the principal competitive factors in our business include technical expertise and industry knowledge, end-to-end solution offerings, reputation and track record for high-quality and on-time delivery of work, effective employee recruiting, training and retention, responsiveness to clients’ business needs, scale, financial stability and price.
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
We believe that our focus on complex software product development solutions, our technical employee base, and the development and continuous improvement in process methodologies, applications and tools position us well to compete effectively in the future. However, we face competition from offshore IT services providers in other outsourcing destinations with low wage costs, such as India and China. Our present and potential competitors may also have substantially greater financial, marketing or technical resources; may also be able to respond more quickly to new technologies or processes and changes in client demands; may be able to devote greater resources towards the development, promotion and sale of their services than we can; and may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our clients.
Human Capital
Our people are critical to the success of our business. Attracting and retaining employees is a key factor in our ability to grow our revenues and meet our clients’ needs. At December 31, 2014, 2013 and 2012, we employed 14,109, 11,056 and 10,043 professionals, respectively. Of these employees, approximately 86.0% were located in the CIS and CEE, 5.5% were located in Western Europe (excluding Hungary), 6.3% were located in North America and 2.1% were located in Asia at December 31, 2014. We believe that we maintain a good working relationship with our employees and we have not experienced any labor disputes. Our employees have not entered into any collective bargaining agreements.
Recruitment and Retention
We have dedicated full-time employees that oversee all aspects of our human capital management process. Through our proprietary internal tools, we effectively plan our short-term and long-term recruitment needs and deploy the necessary personnel and processes to optimize utilization and to quickly satisfy the demands of our clients. We believe our company culture and reputation enhances our ability to recruit and retain highly sought-after employees, particularly in CIS and CEE.
Historically, we have developed our base of IT professionals by hiring highly-qualified, experienced IT professionals from the CIS and CEE region and by recruiting students from leading universities there. The quality and academic prestige of the CIS and CEE educational system is renowned world-wide. We have strong relationships with the leading institutions in these geographies, such as the Belarusian State University, Belarusian State University of Informatics and Radioelectronics, the Saint Petersburg State University of Information Technologies, Mechanics and Optics, the Moscow State University, the Moscow Institute of Physics & Technology, the Moscow State University of Instrument Engineering and Computer Sciences and the National Technical University of Ukraine. The participants from these universities are frequent and consistent winners in the ACM International Collegiate Programming Contest (ICPC), the oldest, largest, and most prestigious programming contest in the world. In the 2014 ACM International Collegiate Programming Contest (“ICPC,”) seven out of twelve top ranked finishers were from CEE, and a top Belarusian university finished in the top 13.
We have established EPAM delivery centers near many of these university campuses. Our ongoing involvement with these universities includes supporting EPAM-branded research labs, developing training courses, providing teaching equipment, actively supporting curriculum development and engaging students to identify their talents and interests. Our relationships with these technical institutions provide us access to a highly-qualified talent pool of programmers, and allow us to consistently attract highly-skilled students from these institutions. We also conduct lateral hiring through a dedicated IT professional talent acquisition team whose objective is to locate and attract qualified and experienced IT professionals within the region.
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
Intellectual Property
Our intellectual property rights are important to our business. We rely on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We require our employees and independent contractors to enter into written agreements upon the commencement of their relationships with us, which assign to us all intellectual property and work product made, developed or conceived by them in connection with their employment with us. These agreements also provide that any confidential or proprietary information disclosed or otherwise made available by us be kept confidential. We also enter into confidentiality and non-disclosure agreements with our clients and vendors.
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
Long-lived Assets
The table below sets forth the locations of our long-lived assets:

	December 31, 2014	December 31, 2013	December 31, 2012
Belarus	$41,652	$38,697	$40,095
Ukraine	4,392	5,525	5,357
Hungary	2,773	2,644	3,234
Russia	2,196	3,414	2,048
United States	2,001	2,217	1,744
Other	2,120	818	657
Total	$55,134	$53,315	$53,135

Acquisitions
We have acquired a number of companies in order to expand our vertical-specific domain expertise, geographic footprint, service portfolio, client base and management proficiency.
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
On June 6, 2014, we acquired substantially all of the assets and assumed certain specified liabilities of each of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications, content databases, algorithms and models, and delivers IT support, maintenance, and quality assurance services to leading healthcare and life sciences companies. The acquisition added over 300 IT professionals and over 120 scientists to our highly-experienced employee base and created a significant growth opportunity in the life sciences and healthcare industries. We also see tremendous potential in combining our traditionally recognized strengths with GGA’s algorithm development, mathematical modeling, and sophisticated content database development capabilities. The capability to develop and operationalize platforms, combining tools, models and data, has broad applications across other strategic industries on which EPAM focuses, including the Banking and Financial Services, Business Information and Media, and Retail and Consumer verticals.
On April 30, 2014, we acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzhen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). Jointech provides strategic technology services in the investment banking, wealth and asset management industries. The acquisition of Jointech added over 200 IT professionals to our headcount and significantly extended our footprint in South-East Asia. With this acquisition, we expect to create an integrated global platform focused on serving large multinational customers within the Banking and Financial Services vertical, and extend our global value proposition in the region.
On March 5, 2014, we completed an acquisition of substantially all of the assets and assumed certain specific liabilities of U.S.-based healthcare technology consulting firm Netsoft Holdings LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). Netsoft works with leading health plans in the U.S. on their medical management and claims systems, and specializes in working with leaders in pioneering fields such as accountable care organizations, tele-medicine, healthcare analytics, personalized medicine, health information exchanges, and online self-service capabilities. The Netsoft acquisition added approximately 40 IT professionals to our headcount.
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
Regulations
Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations. Several foreign and U.S. federal and state agencies regulate various aspects of our business. See “Item 1A. Risk Factors — Risks Relating to Our Business — We are subject to laws and regulations in the United States and other countries in which we operate concerning our operations, including export restrictions, U.S. economic sanctions and the Foreign Corrupt Practices Act, or FCPA, and similar anti-corruption laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures.”
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

Item 1A. Risk Factors
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
We have experienced rapid growth and significantly expanded our business over the past several years. Our revenues grew from $221.8 million in 2010 to $730.0 million in 2014 as a result of organic growth and growth through strategic acquisitions. As of December 31, 2014, we had 11,824 IT professionals, as compared to 5,344 IT professionals as of December 31, 2010. We have also grown our support function headcount, including finance, legal and other areas.
Our rapid growth has placed and will continue to place significant demands on our management and our administrative, operational and financial infrastructure. Continued expansion increases the challenges we face in:

•	recruiting, training and retaining sufficiently skilled IT professionals and management personnel;

•	adhering to and further improving our high-quality and process execution standards and maintaining high levels of client satisfaction;

•	managing a larger number of clients in a greater number of industries and locations;

•	maintaining effective oversight of personnel and delivery centers;

•	preserving our culture, values and entrepreneurial environment;

•	coordinating effectively across geographies and business units to execute our strategic plan; and

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems.
Moreover, we intend to continue our expansion for the foreseeable future to pursue existing and potential market opportunities. As we introduce new services or enter into new markets, we may face new market, technological, operational, compliance and administrative risks and challenges, and we may not be able to mitigate these risks and challenges to successfully grow those services or markets. As a result of these problems associated with expansion, we may not be able to achieve our anticipated growth and our business, prospects, financial condition and results of operations could be materially adversely affected.
Our failure to attract, train and retain IT professionals with the qualifications necessary to fulfill the needs of our existing and future clients or to assimilate new IT professionals successfully could materially adversely affect our ability to provide high quality services to our clients.
Our success depends largely on the contributions of our IT professionals. To maintain and renew existing engagements and obtain new business, we must attract, train and retain skilled IT professionals, including experienced management IT professionals. Competition for IT professionals in the markets in which we operate can be intense and, accordingly, we may not be able to retain or hire all of the IT professionals necessary to meet our ongoing and future business needs. If we are unable to attract and retain the highly-skilled IT professionals we need, we may have to forgo projects for lack of resources or be unable to staff projects optimally. The total attrition rates among our IT professionals who have worked for us for at least six months were 11.8%, 13.1% and 10.7% for 2014, 2013 and 2012, respectively. We may encounter higher attrition rates in the future. Any reductions in headcount for economic or business reasons, however temporary, could negatively affect our reputation as an employer and our ability to hire IT professionals to meet our business requirements. A significant increase in the attrition rate among IT professionals with specialized skills could decrease our operating efficiency and productivity and could lead to a decline in demand for our services.
Increases in wages for our IT professionals and other compensation expense could prevent us from sustaining our competitive advantage and result in dilution to our stockholders.
Wage costs for IT professionals in CIS, CEE and APAC, and certain other geographies in which we operate are lower than comparable wage costs in more developed countries. However, wage costs in the service industry in these countries may increase at a faster rate than in the past, which ultimately may make us less competitive unless we are able to increase the efficiency and productivity of our IT professionals as well as the prices we can charge for our services. Increases in wage costs may reduce our profitability.
Additionally, we have granted certain equity-based awards under our stock incentive plans and entered into certain other stock-based compensation arrangements in the past, as a result of which we have recorded $24.6 million, $13.2 million and $6.8 million as stock-based compensation expenses for the years ended December 31, 2014, 2013 and 2012, respectively.
Generally Accepted Accounting Principles in the United States (“GAAP”) prescribe how we account for stock-based compensation, which could adversely or negatively impact our results of operations or the price of our common stock. GAAP requires us to recognize stock-based compensation as compensation expense in the statement of operations generally based on the fair value of equity awards on the date of the grant, with compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. The expenses associated with stock-based compensation may reduce the attractiveness of issuing equity awards under our equity incentive plan. However, if we do not grant equity awards, or if we reduce the number of equity awards we grant, we may not be able to attract and retain key personnel. If we grant more equity awards to attract and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. The issuance of equity-based compensation would also result in additional dilution to our stockholders.
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
If any of our senior executives or key personnel, such as business development managers, joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and key IT professionals and staff members to them. Additionally, there could be unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel. If any dispute arises between our senior executives or key personnel and us, any non-competition, non-solicitation and non-disclosure agreements we have with our senior executives or key personnel might not provide effective protection to us, especially in CIS and CEE countries where some of our senior executives and key employees reside, in light of uncertainties with legal systems in CIS and CEE countries.
Our subcontracting practices may expose us to technical uncertainties, potential liabilities and reputational harm.
In order to meet our personnel needs, increase workforce flexibility, and improve pricing competitiveness, we use subcontractors and freelancers primarily to perform short-term assignments in certain specialty areas or on other projects where it is impractical to use our employees, where we need to supplement our resources, or for other purposes as needed. Although we try to source competent and credible third parties as our subcontractors, they may not be able to deliver the level of service that our clients expect us to deliver. Furthermore, we enter into confidentiality agreements with our subcontractors, but we cannot guarantee that they will not breach the confidentiality of our clients or us and misappropriate our or our clients’ proprietary information and technology in the course of providing service. We, as the party to the contract with the client, are directly responsible for the losses our subcontractors cause our clients. Under the subcontracting agreements we enter into, our subcontractors generally promise to indemnify us for damages caused by their breach, but we may be unable to collect under these agreements. Moreover, their breaches may damage our reputation, cause us to lose existing business and adversely affect our ability to acquire new business in the future.
Adverse or uncertain economic, political and social conditions may significantly and adversely affect our business, prospects, results of operations and financial condition.
We are a global company with substantial international operations. Our revenues from clients outside North America represented 48.5%, 47.8% and 50.8% of our revenues excluding reimbursable expenses for 2014, 2013 and 2012. Deterioration of social, political, labor or economic conditions in a specific country or region, and our failure to successfully anticipate changing conditions in these markets, could challenge our ability to conduct operations in those countries or regions or increase our operating costs. In addition, the majority of our employees, along with our development and delivery centers, are located in the CIS and CEE.

Risks inherent in conducting international operations include:

•	foreign exchange fluctuations;

•	application and imposition of protective legislation and regulations relating to import or export;

•	difficulties in enforcing intellectual property and/or contractual rights;

•	complying with a wide variety of foreign laws;

•	potentially adverse tax consequences;

•	tariffs, quotas and other trade protection measures;

•	competition from companies with more experience in a particular country or with international operations;

•	potential difficulties integrating new facilities and new employees into our operations and culture;

•	potential difficulties in collecting accounts receivable;

•	overall foreign policy and variability of foreign economic conditions.
The IT services industry is particularly sensitive to the economic environment and the industry tends to decline during general economic downturns. Given our significant revenues from North America and Europe, if those economies further weaken or slow, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability.
War, terrorism, other acts of violence or natural or manmade disasters may affect the markets in which we operate, our clients, and our service delivery.
Our business may be negatively affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or manmade disasters, including famine, flood, fire, earthquake, storm or disease. Such events may cause clients to delay their decisions on spending for IT services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could materially adversely affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified IT professionals, these events could make it difficult or impossible for us to deliver services to some or all of our clients. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled IT professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.
Emerging markets are subject to greater risks than more developed markets, including significant legal, economic, tax and political risks.
We have significant operations in CIS and CEE countries, and beginning in 2014 in Asia, which are generally considered to be emerging markets. Investors in emerging markets should be aware that these markets are vulnerable to market downturns and economic slowdowns elsewhere in the world and are subject to greater risks than more developed markets, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions or sanctions, tax increases, fluctuations in exchange rates, inflation and unstable political and military situations, and labor issues. For example, the economies of Belarus, Russia, Ukraine, Hungary and other CIS and CEE countries where we operate have experienced periods of considerable instability and have been subject to abrupt downturns. Moreover, these markets have less established legal systems, which can be characterized by gaps in regulatory structures, selective enforcement of laws, and limited judicial and administrative guidance on legislation, among other limitations. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in these markets and materially adversely affect their economies. Such economic instability, and any future deterioration in the international economic situation could materially adversely affect our business, financial condition and results of operations.
Our operations may be adversely affected by ongoing developments in the Ukraine.
Escalating military activities in Ukraine and on its eastern border have combined with Ukraine’s weak economic conditions to create uncertainty in Ukraine, Russia and other markets. The actions in Ukraine have prompted condemnation from the international community and combined with the continuing political and economic uncertainties in Ukraine have had an adverse effect on the Ukrainian and Russian economies. In April 2014, the United States Office of Foreign Assets Control (“OFAC”) added certain individuals and entities to its list of Specially Designated Nationals. In July and September 2014, OFAC imposed limited, specific sanctions on certain Russian entities by listing them on the Sectoral Sanctions Identification

List (“SSI List”); the SSI List includes entities in the energy, defense and financial sectors. The EU imposed similar sanctions in July 2014, and separate sanctions were imposed by countries including Canada, Japan and Switzerland. Resolution of Ukraine’s political and economic conditions may not occur for some time and the disputes in Ukraine could devolve into increased violence or economic distress.
We have delivery centers in the Ukraine employing approximately 2,956 IT professionals, none of which are located in Crimea. We also have delivery centers in Russia, employing approximately 1,714 IT professionals located in various cities including Moscow and St. Petersburg. To date we have not experienced any interruption in our office infrastructure, utility supply or Internet connectivity. All EPAM offices remain open and fully functional, including those we use in the Ukraine and Russia to support our clients. We continue to monitor the situation closely. Our contingency plans include relocating work or personnel to other locations and adding new locations, as appropriate. We have no way to predict the progress or outcome of the situation, as the political and civil unrest and reported military activities are fluid and beyond our control.  Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on our operations.
We generate a significant portion of our revenues from a concentrated client base, and any loss of business from these clients could materially reduce our revenues.
Our ability to maintain close relationships with our major clients is essential to the growth and profitability of our business. However, the volume of work performed for any specific client is likely to vary from year to year, especially since we generally are not our clients’ exclusive IT services provider and we do not have long-term commitments from any clients to purchase our services. The IT services we provide to our clients, and the revenues and net income from those services, may decline or vary based on the type and quantity of services we provide, wage inflation and other pricing considerations. Furthermore, our reliance on any individual client for a significant portion of our revenues may give that client a certain degree of pricing leverage against us when negotiating contracts and terms of service. The loss of any of our major clients, or a significant decrease in the volume of work they outsource to us or the price at which we sell our services to them, could materially adversely affect our revenues and thus our results of operations.
We do not have long-term commitments from our clients, and our clients may terminate contracts before completion or choose not to renew contracts.
Ability of our clients to terminate agreements makes our future revenues uncertain, as our clients are generally not obligated for any long-term commitments to us. Although a substantial majority of our revenues are generated from clients who also contributed to our revenues during the prior year, our engagements with our clients are typically for projects that are singular in nature. In addition, our clients can terminate many of our master services agreements and work orders with or without cause. Therefore, we must seek to obtain new engagements when our current engagements end. Our failure to perform or observe any contractual obligations could also result in termination or non-renewal of a contract, as could a change of control of our company.
There are a number of factors relating to our clients that are outside of our control, which might lead them to terminate a contract or project with us, including a client's:

•	financial difficulties;

•	corporate restructuring, or mergers and acquisitions activity;

•	change in strategic priorities, resulting in elimination of the impetus for the project or a reduced level of technology spending;

•	change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors; and

•	replacement of existing software with packaged software supported by licensors.
Termination or non-renewal of a customer contract could cause us to experience a higher than expected number of unassigned employees and an increase in our cost of revenues as a percentage of revenues, until we are able to reduce or reallocate our headcount. We may not be able to replace any client that elects to terminate or not renew its contract with us, which could materially adversely affect our revenues and results of operations.
Our revenues are highly dependent on a limited number of industries, and any decrease in demand for outsourced services in these industries could reduce our revenues and adversely affect our results of operations.
A substantial portion of our clients is concentrated in four specific industry verticals: Banking and Financial Services; ISVs and Technology; Business Information and Media; and Travel and Consumer. Our business growth largely depends on continued demand for our services from clients in these four industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource IT services.
A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource IT services in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services and materially adversely affect our business, financial condition and results of operations. For example, a worsening of economic conditions in the financial services industry, or significant consolidation in any of these industries may reduce the demand for our services and negatively affect our revenues and profitability. Other developments in the industries in which we operate may also lead to a decline in the demand for our services, and we may not be able to successfully anticipate and prepare for any such changes. Decreased demand for our services, or increased pricing pressure on us from our clients in these key industries could adversely affect our results of operations.

If our pricing structures are based on inaccurate expectations and assumptions regarding the cost and complexity of performing our work, or if we are not able to maintain favorable pricing for our services, then our contracts could be unprofitable.
We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. We face a number of risks when pricing our contracts. Our pricing is highly dependent on our internal forecasts and predictions about our projects, the marketplace and global economic conditions (including foreign exchange volatility), which may be based on limited data and could be inaccurate. Many of our projects entail the coordination of operations and personnel in multiple locations with different skill sets and competencies. Our pricing and cost estimates for the work that we perform sometimes include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will underprice our projects, particularly with fixed-price contracts, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable. Moreover, if we are not able to pass on to our clients increases in compensation cost (whether driven by competition for talent or ordinary-course pay increases) or charge premium prices when justified by market demand or the type of service, our profitability may suffer.
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
Our profitability is significantly impacted by our utilization levels of fixed-cost resources, including human resources as well as other resources such as computers and office space, and our ability to increase our productivity levels. We have expanded our operations significantly in recent years, which has resulted in a significant increase in our headcount and fixed overhead costs. Some of our IT professionals are specially trained to work for specific clients or on specific projects and some of our offshore development centers are dedicated to specific clients or specific projects. Our ability to manage our utilization levels depends significantly on our ability to hire and train high-performing IT professionals and to staff projects appropriately and on the general economy and its effect on our clients and their business decisions regarding the use of our services. If we experience a slowdown or stoppage of work for any client or on any project for which we have dedicated IT professionals or facilities, we may not be able to efficiently reallocate these IT professionals and facilities to other clients and projects to keep their utilization and productivity levels high. If we are not able to maintain optimal resource utilization levels without corresponding cost reductions or price increases, our profitability will suffer.
If we are not successful in managing increasingly large and complex projects, we may not achieve our financial goals and our results of operations could be adversely affected.
To successfully perform larger and more complex projects, we need to establish and maintain effective, close relationships with our clients, continue high levels of client satisfaction and develop a thorough understanding of our clients’ operations. In addition, we may face a number of challenges managing larger and more complex projects, including:

•	maintaining high-quality control and process execution standards;

•	maintaining planned resource utilization rates on a consistent basis and using an efficient mix of onsite and offshore staffing;

•	maintaining productivity levels and implementing necessary process improvements; and

•	controlling costs.
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
We have a long selling cycle for our IT services, which requires significant investment of human resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other IT services providers or in-house resources) and the timing of our clients’ budget cycles and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenues and hinder our revenue growth. For certain clients, we may begin work and incur costs prior to executing a contract. A delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement, or to complete certain contract requirements in a particular quarter, could reduce our revenues in that quarter.
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
We face intense competition for clients and opportunities from onshore and offshore IT services companies, and increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could materially adversely affect our business.
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
Current or prospective clients may elect to perform certain services themselves or may be discouraged from transferring services from onshore to offshore IT services providers to avoid negative perceptions that may be associated with using an offshore IT services provider. This shift away from offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide services from within the countries in which our clients operate.
Some of our present and potential competitors may have substantially greater financial, marketing or technical resources than EPAM. Client buying patterns can change if clients become more price sensitive and accepting of low-cost suppliers with less emphasis on quality. Therefore, we cannot assure you that we will be able to retain our clients while competing against such competitors. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could materially adversely affect our business.
Our ability to generate and retain business depends on our reputation in the marketplace.
Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our service, and our clients’ perception of our ability to add value through our services is critical to the profitability of our engagements. We believe the EPAM brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees.
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
Rapidly changing technologies, methodologies and evolving industry standards are inherent in the market for our services. Our future success will depend in part upon our ability to anticipate developments in IT services, enhance our existing services and to develop and introduce new services to keep pace with such changes and developments and to meet changing client needs. The process of developing our client solutions is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems, technologies and methodologies. Our ability to keep pace with changes in technology, methodology and business is subject to a number of risks, including that:

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

Our software development solutions involve a high degree of technological complexity, have unique specifications and could contain design defects or software errors that are difficult to detect and correct. Errors or defects may result in the loss of current clients and loss of, or delay in, revenues, loss of market share, loss of client data, a failure to attract new clients or achieve market acceptance, diversion of development resources and increased support or service costs. We cannot provide assurance that, despite testing by our clients and us, errors will not be found in new software product development solutions, which could result in litigation, other claims for damages against us, as well as reputational harm and thus could materially adversely affect our business.
Security breaches and other disruptions to network security could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of business, we have access to, collect, store, process and transmit sensitive or confidential data, including intellectual property, our proprietary business information and that of our clients, and personally identifiable information of our clients and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to human error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, misappropriated, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties. Such a breach or disruption could also disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, as well as require us to expend significant resources to protect against further breaches and to rectify problems caused by such a breach or disruption. Any of these results could adversely affect our business, revenues and competitive position.
A significant failure in our telecommunications or IT infrastructure or systems could harm our service model, which could result in a reduction of our revenue and otherwise disrupt our business.
Part of our service model is to maintain active voice and data communications, financial control, accounting, customer service and other data processing systems between our clients’ offices, our delivery centers and our client management locations (including our headquarters in Newtown, PA). Moreover, many of our key systems for corporate operations are internally-developed applications. Our business activities may be materially disrupted in the event of a partial or complete failure of any of these internet, IT or communication systems, which could be caused by, among other things, software malfunction, computer virus attacks, conversion errors due to system upgrading, damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, demands placed on internet infrastructure by growing numbers of users and time spent online or increased bandwidth requirements or other events beyond our control. Internally-developed systems may not possess the same level of control, security or support that traditional third-party systems and applications do. Loss of all or part of the infrastructure or systems for a period of time could hinder our performance or our ability to complete client projects on time which, in turn, could lead to a reduction of our revenue or otherwise materially adversely affect our business and business reputation.
We may be liable to our clients for damages caused by the disclosure of confidential information, system failures or errors.
If any person, including any of our employees, misappropriates sensitive or confidential client information, including personally identifiable information, we could be subject to significant liability from our clients or from our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Some of our client agreements do not limit our potential liability for certain occurrences, including breaches of confidentiality and infringement indemnity. Furthermore, breaches of confidentiality may entitle the aggrieved party to equitable remedies, including injunctive relief. Any such breach or misappropriation resulting in unauthorized disclosure of sensitive or confidential client information, or a violation of intellectual property rights, whether through employee misconduct, breach of our computer systems, systems failure or otherwise, may subject us to liabilities, damage our reputation and cause us to lose clients.
If we cause disruptions to our clients’ businesses or provide inadequate service, our clients may have claims for substantial damages against us, which could cause us to lose clients, have a negative effect on our reputation and adversely affect our results of operations.
If our IT professionals make errors in the course of delivering services to our clients or fail to consistently meet service requirements of a client, these errors or failures could disrupt the client’s business, which could result in a reduction in our revenues or a claim for substantial damages against us. In addition, a failure or inability to meet a contractual requirement could seriously damage our reputation and affect our ability to attract new business. Any failure in a client’s system or breach of security relating to the services we provide to the client could damage our reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure. Furthermore, any errors by our employees in the performance of services for a client, or poor execution of such services, could result in a client terminating our engagement and seeking damages from us. The successful assertion of one or more large claims against us could materially adversely affect our business, financial condition and results of operations. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees.
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
We have from time to time expanded our service capabilities and gained new clients through strategic acquisitions. Our ability to successfully integrate acquired assets or an acquired entity and realize the benefits of an acquisition requires, among other things, successful integration of technologies, operations and personnel in a timely and efficient manner. Challenges we face in the acquisition and integration process include:

•	diverting significant management attention and financial resources from our other operations and disrupting our ongoing business;

•	unforeseen or undisclosed liabilities and integration costs;

•	incurring liabilities from the acquired businesses for infringement of third-party intellectual property rights or other claims for which we may not be successful in seeking indemnification;

•
incurring debt, amortization expenses related to intangible assets, large and immediate write-offs, assuming unforeseen or undisclosed liabilities, or issuing common stock that would dilute our existing stockholders’ ownership;

•	generating sufficient revenues and net income to offset acquisition costs;

•	potential loss of, or harm to, employee or client relationships;

•	properly structuring our acquisition consideration and any related post-acquisition earn-outs and successfully monitoring any earn-out calculations and payments;

•	failing to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisition;

•	retaining key senior management and other personnel of the acquired operations;

•	potential incompatibility of solutions, services and technology or corporate cultures;

•	consolidating and rationalizing corporate, information technology and administrative infrastructures;

•	integrating and documenting processes and controls;

•	entry into unfamiliar markets; and

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
We report our results of operations based on our determination of the amount of taxes owed in the various jurisdictions in which we operate. We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales and delivery functions. U.S. transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be on arm’s-length terms. We consider the transactions among our subsidiaries to be on arm’s-length terms. The determination of our provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by authorities in various jurisdictions.
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
We do not accrue incremental U.S. taxes on all CIS and CEE earnings as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2014. These increased taxes could materially adversely affect our financial condition and results of operations.
Our operating results may be negatively impacted by the loss of certain tax benefits provided by the governments of Belarus, Hungary and Russia to companies in our industry.
Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are 100% exempt from Belarusian income tax (which as of the date of this annual report was 18%) and from the value added tax, for a period of 15 consecutive years effective July 1, 2006 and levied at a reduced rate on a variety of taxes. In addition, our subsidiary in Hungary benefited from a tax credit of 10% of qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. We have been able to take the full 70% credit for 2007 to 2012. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, however, will be allowed through 2014. We have fully utilized the 70% limit in 2014. Our subsidiary in Russia benefits from a substantially reduced rate on social contributions and an exemption on value added tax in certain circumstances, which is a benefit to qualified IT companies in Russia. If the tax holiday relating to our Belarusian subsidiary, the tax incentives relating to our Hungarian subsidiary or the lower tax rates and social contributions relating to our Russian subsidiary are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our effective income tax rate and/or our operating expenses would increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Provision for Income Taxes.”
Changes in, or interpretations of, accounting principles could have a significant impact on our financial position and results of operations
U.S. GAAP, under which we prepare our consolidated financial statements, is subject to interpretation by the Securities and Exchange Commission (“SEC”) and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.
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
In addition, we have classified nearly all of our U.S. employees as “exempt” under the Federal Labor Standards Act, or the FLSA. If it were determined that any of our U.S. employees should be classified as “non-exempt” under the FLSA, we may incur costs and liabilities for back wages, unpaid overtime, fines or penalties and/or be subject to employee litigation.
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
We have significant international operations, and we earn our revenues and incur our expenses in multiple currencies. Doing business in different foreign currencies exposes us to foreign currency risks, including risks related to revenues and receivables, compensation of our personnel, purchases and capital expenditures. The majority of our revenues are in U.S. dollars, British pounds, Russian rubles and euros, and the majority of our expenses, particularly salaries of IT professionals, are denominated in U.S. dollars but payable in Belarusian rubles or in other local currencies at the exchange rate in effect at the time. To the extent that we increase our business and revenues, which are denominated in Belarusian rubles, Ukrainian hryvnia, Hungarian forints or other local currencies, we will also increase our receivables denominated in those currencies and therefore increase our exposure to fluctuations in their exchange rates against the U.S. dollar, our reporting currency. Also, economic instability in Russia and other countries can affect the local currency’s exchange rates, such as the recent plunge in the value of the Russian ruble. Any capital expenditures, such as for computer equipment, which are payable in the local currency of the countries in which we operate but are imported to such countries, and any deposits we hold in local currencies, can be materially affected by depreciation of the local currency against the U.S. dollar and the effect of such depreciation on the local economy. Due to the increasing size of our international operations, fluctuations in foreign currency exchange rates could materially impact our results. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Our business could be negatively affected if we incur legal liability, including with respect to our indemnification obligations, in connection with providing our solutions and services.
If we fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope and/or amount of our potential liability. As a result, we might face significant legal liability and payment obligations, and our financial condition and results of operations could be materially adversely affected.
We may not be able to prevent unauthorized use of our intellectual property, and our intellectual property rights may not be adequate to protect our business and competitive position.
We rely on a combination of copyright, trademark, unfair competition and trade secret laws, as well as intellectual property assignment and confidentiality agreements and other methods to protect our intellectual property rights. Protection of intellectual property rights and confidentiality in CIS and CEE countries, and other countries in which we operate, may not be as effective as that in the United States or other countries with more mature legal systems.
We require our employees and independent contractors to enter into written agreements with us upon the commencement of their relationship with us, which assign to EPAM all intellectual property and work product made, developed or conceived by them in connection with their employment or engagement with us. These agreements also provide that any confidential or proprietary information disclosed or otherwise made available by us be kept confidential. We also enter into confidentiality and non-disclosure agreements with our clients and vendors. These agreements may not provide meaningful protection for trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The steps we have taken may be inadequate to prevent the misappropriation of our and our clients’ proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our and our clients’ proprietary technologies, tools and applications could enable third parties to benefit from our or our clients’ technologies, tools and applications without paying us for doing so, and our clients may hold us liable for that act and seek damages and compensation from us, which could harm our business and competitive position.
We rely on our trademarks, trade names, service marks and brand names to distinguish our services and solutions from the services of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may oppose our trademark applications, or otherwise challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services and solutions, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
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
The holders of patents and other intellectual property rights potentially relevant to our service offerings may make it difficult for us to acquire a license on commercially acceptable terms. In addition, we may be unaware of intellectual property registrations or applications relating to our services that may give rise to potential infringement claims against us. There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by third parties, which may damage our ability to rely on such technologies.
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
Parties making infringement claims may be able to obtain an injunction to prevent us from delivering our services or using technology involving the allegedly infringing intellectual property. Intellectual property litigation is expensive, time-consuming and could divert management’s attention from our business. A successful infringement claim against us, whether with or without merit, could, among others things, require us to pay substantial damages, develop non-infringing technology, or rebrand our name or enter into royalty or license agreements that may not be available on acceptable terms, if at all, and would require us to cease making, licensing or using products that have infringed a third party’s intellectual property rights. Protracted litigation could also result in existing or potential clients deferring or limiting their purchase or use of our software product development services or solutions until resolution of such litigation, or could require us to indemnify our clients against infringement claims in certain instances. Any of these actions, regardless of the outcome of litigation or merits of the claim, could damage our reputation and materially adversely affect our business, financial condition and results of operations.
We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, U.S. economic sanctions and the Foreign Corrupt Practices Act, or FCPA, and similar anti-corruption laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures.
As a company with international operations, we are subject to many laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control, or OFAC, or other international sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. We are subject to the FCPA, which prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and other laws concerning our international operations. The FCPA’s foreign counterparts contain similar prohibitions, although varying in both scope and jurisdiction and not limited to transactions with government officials. We operate in many parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.
We have a compliance program with controls and procedures designed to ensure our compliance with the FCPA, OFAC sanctions, and similar sanctions, laws and regulations. The continuing implementation and ongoing development and monitoring of such program may be time consuming and expensive, and could result in the discovery of issues or violations with respect to the foregoing by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware.
Any violations of these or other laws, regulations and procedures by our employees, independent contractors, subcontractors and agents could expose us to administrative, civil or criminal penalties, fines or business restrictions and would adversely affect our reputation and the market for shares of our common stock and may require certain of our investors to disclose their investment in our company under certain state laws.

Anti-outsourcing legislation and restrictions on immigration, if adopted, may affect our ability to compete for and provide services to clients in the United States or other countries, which could hamper our growth and cause our revenues to decline.
The vast majority of our employees are nationals of CIS and CEE countries. Some of our projects require a portion of the work to be undertaken at our clients’ facilities, which are sometimes located outside the CIS and CEE. The ability of our employees to work in the United States, Europe, the CIS and CEE, and other countries outside the CIS and CEE depends on their ability to obtain the necessary visas and work permits. Historically, the process for obtaining visas for nationals of CIS and CEE countries to certain countries, including the United States and Europe, has been lengthy and cumbersome. Immigration laws in the United States and in other countries are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions.
In addition, the issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest source of revenues. Many organizations and public figures in the United States and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT services providers and the loss of jobs in their home countries, and there are legislative measures under consideration in the U.S. Congress and in various state legislatures to address this concern. It is possible that pending legislation in the United States may impose restrictions on our ability to deploy employees holding U.S. work visas to client locations, which could adversely impact our ability to do business in the jurisdictions in which we have clients. It is generally difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or maintaining business visas for our employees. However, if enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain work visas.
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
We operate in CIS countries primarily through locally organized subsidiaries. Certain provisions of Russian law and the laws of other CIS countries may allow a court to order liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations. If the company fails to comply with certain requirements including those relating to minimum net assets, governmental or local authorities can seek the involuntary liquidation of such company in court, and the company’s creditors will have the right to accelerate their claims or demand early performance of the company’s obligations as well as demand compensation of any damages. If involuntary liquidation of any of our subsidiaries were to occur, such liquidation could materially adversely affect our financial condition and results of operations.

We may need additional capital, and a failure by us to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
We believe that our current cash, cash flow from operations and revolving line of credit are sufficient to meet our anticipated cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain another credit facility. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of IT services companies;

•	conditions of the United States and other capital markets in which we may seek to raise funds;

•	our future results of operations and financial condition;

•	government regulation of foreign investment in the CIS and CEE and other countries in which we operate or in which we plan to expand; and

•	economic, political and other conditions both globally and in emerging markets.
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
None.
Item 2. Properties
We are incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Bulgaria, China, Armenia and Poland, and client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, Kazakhstan, Singapore, Hong Kong and Australia.

The table below sets forth our principal properties:

Location	Square Meters Leased	Square Meters Owned	Total Square Meters
Delivery Centers and Client Management Locations:
Belarus	31,863	7,655	39,518
Ukraine	29,366	—	29,366
Russia	17,775	—	17,775
Hungary	12,087	—	12,087
United States	4,204	—	4,204
China	2,909	—	2,909
Kazakhstan	2,894	—	2,894
Poland	2,515	—	2,515
Bulgaria	1,850	—	1,850
Canada	810	—	810
United Kingdom	617	—	617
Armenia	302	—	302
Sweden	220	—	220
Switzerland	112	—	112
Total	107,524	7,655	115,179
Executive Office:
Newtown, PA, United States	1,050	—	1,050
Our facilities are used interchangeably among all of our segments. We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.
Item 3. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “EPAM.”
Our shares have been publicly traded since February 8, 2012. The following table shows the per share range of high and low sales prices for shares of our common stock, as listed for quotation on the NYSE for the quarterly periods indicated.

2014
Quarter Ended	High	Low
December 31	$52.89	$40.42
September 30	$44.36	$36.81
June 30	$45.99	$29.44
March 31	$46.70	$31.34

2013
Quarter Ended	High	Low
December 31	$39.76	$32.36
September 30	$35.34	$25.10
June 30	$27.70	$20.50
March 31	$23.80	$18.44
As of February 24, 2015, we had approximately 55 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
COMPARISON OF CUMULATIVE TOTAL RETURN (1)(2)
Among EPAM, the S&P 500 Index and a Peer Group Index(3) (Capitalization Weighted)

	Company / Index
Base Period	EPAM Systems, Inc.	S&P 500 Index	Peer Group Index
12/31/2014	$341.07	$152.52	$127.74
9/30/2014	$312.79	$146.10	$120.55
6/30/2014	$312.50	$145.21	$118.41
3/31/2014	$235.00	$138.70	$124.76
12/31/2013	$249.57	$136.92	$124.18
9/30/2013	$246.43	$124.56	$103.03
6/30/2013	$194.14	$118.99	$80.39
3/31/2013	$165.93	$116.24	$99.89
12/31/2012	$129.29	$105.65	$85.86
9/30/2012	$135.29	$106.72	$89.48
6/30/2012	$121.36	$100.90	$83.91
3/31/2012	$146.57	$104.33	$102.94
2/8/2012	$100	$100	$100

(1)	Graph assumes $100 invested on February 8, 2012, in our common stock, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)
We have constructed a Peer Group Index of other information technology consulting firms consisting of Virtusa Corporation (NASDAQ:VRTU), Cognizant Technology Solutions Corp. (NASDAQ:CTSH), Infosys Ltd ADR (NYSE:INFY), Sapient Corporation (NASDAQ:SAPE), Syntel, Inc. (NASDAQ:SYNT) and Wipro Ltd. (ADR) (NYSE:WIT).

Unregistered Sales of Equity Securities
The Company reported unregistered sales of equity securities in connection with its acquisitions of Netsoft, GGA and Jointech at the time of acquisition.
In addition, in connection with the Company’s acquisition of all of the outstanding equity of Great Fridays Limited, we issued 90,864 shares of the Company’s common stock as partial purchase price under the stock purchase agreement.  Certain sellers of Great Fridays Ltd. may also potentially receive up to an additional 10,092 shares of the Company’s common stock based on achievement of certain performance metrics measured over the six-month period commencing November 1, 2014.
All of the shares of common stock issued or issuable in connection with these transactions are restricted securities (as defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”)). No underwriter was involved in these transactions and no underwriting commissions were paid. The transactions were exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act, since such transactions did not involve any public offering.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of equity securities by the issuer and affiliated purchasers during the quarterly period ended December 31, 2014.
Item 6. Selected Financial Data
The following table represents the selected financial data for each of the last five fiscal years. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Income Statement Data:
Revenues	$730,027	$555,117	$433,799	$334,528	$221,824
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	456,530	347,650	270,361	205,336	132,528
Selling, general and administrative expenses	163,666	116,497	85,868	64,930	47,635
Depreciation and amortization expense	17,483	15,120	10,882	7,538	6,242
Goodwill impairment loss	2,241	—	—	1,697	—
Other operating expenses/(income), net	3,924	(643)	682	19	2,629
Income from operations	86,183	76,493	66,006	55,008	32,790
Interest and other income, net	4,769	3,077	1,941	1,422	486
Change in fair value of contingent consideration	(1,924)	—	—	—	—
Foreign exchange loss	(2,075)	(2,800)	(2,084)	(3,638)	(2,181)
Income before provision for income taxes	86,953	76,770	65,863	52,792	31,095
Provision for income taxes	17,312	14,776	11,379	8,439	2,787
Net income	$69,641	$61,994	$54,484	$44,353	$28,308
Net income per share of common stock(1):
Basic (common)	$1.48	$1.35	$1.27	$0.69	$0.84
Basic (puttable common)	$—	$—	$—	$1.42	$0.84
Diluted (common)	$1.40	$1.28	$1.17	$0.63	$0.79
Diluted (puttable common)	$—	$—	$—	$0.77	$0.79
Shares used in calculation of net income per share of common stock:
Basic (common)	47,189	45,754	40,190	17,094	17,056
Basic (puttable common)	—	—	—	18	141
Diluted (common)	49,734	48,358	43,821	20,473	19,314
Diluted (puttable common)	—	—	—	18	141

(1)
In connection with the completion of our initial public offering, we effected an 8-for-1 common stock split as of January 19, 2012. All historical common stock and per share information has been changed to reflect the common stock split.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$220,534	$169,207	$118,112	$88,796	$54,004
Accounts receivable, net	124,483	95,431	78,906	59,472	41,488
Unbilled revenues	55,851	43,108	33,414	24,475	23,883
Property and equipment, net	55,134	53,315	53,135	35,482	25,338
Total assets	594,026	432,877	350,814	235,613	170,858
Accrued expenses and other liabilities	32,203	20,175	19,814	24,782	15,031
Deferred revenue	3,220	5,076	7,632	6,949	5,151
Total liabilities	129,976	56,776	64,534	54,614	35,900
Preferred stock; Series A-1 convertible redeemable preferred stock and Series A-2 convertible redeemable preferred stock	—	—	—	85,940	68,377
Total stockholders’ equity	464,050	376,101	286,280	95,059	66,249

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the related notes included elsewhere in this annual report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements. Please note that we effected an 8-for-1 common stock split on January 19, 2012, and all historical common stock and per share information has been changed to reflect the common stock split.
Executive Summary
From software products to core business applications, we are a leading global provider of expert consulting, development, testing, support and infrastructure services to many of the world’s leading organizations. As we evolve into a global, not just regional, leader in software and application outsourcing, we recognize that our history, our culture, our delivery model, and our people are at the core of what makes us excel in the industry. We deliver complex solutions to clients around the world utilizing our distributed delivery model, which now includes advanced capabilities.
Our delivery focus has not wavered since our inception over 20 years ago, even as our capabilities, tools, and practices have progressed over time. Our delivery evolved to accommodate the needs of our customers across multiple continents and lines of business and to ensure consistent quality in every project deliverable. Our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, such as computers and office space, enhance our productivity levels and enable us to better manage the efficiency of our global operations by maintaining adequate resource utilization levels and implementing company-wide cost-management programs. As a result, we have created a delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, further strengthening our relationships with them.
Through increased specialization in focused verticals and a continued emphasis on strategic partnerships, we are leveraging our roots in software engineering to become a recognized brand in IT services and software development. We are continuously venturing into new industries to expand our core industry client base in software and technology, banking and capital markets, business information and media, travel and hospitality. Our clients depend on us to solve complex technical challenges and our teams are integral parts of engineering efforts that cross products and industries.
Overview of 2014
During the year ended December 31, 2014, total revenues were $730.0 million, an increase of approximately 31.5% over $555.1 million reported for the same period a year ago. Our performance remained strong, driving revenue growth in North America and Europe both organically and through acquisitions.
We remain committed to maintaining and improving a well-balanced portfolio of clients and seek to grow revenues from our existing clients by continually expanding the scope and size of our engagements, as well as by growing our key client base through business development efforts and strategic acquisitions. During 2014, we made progress in this strategy and increased the reach of our offerings, both geographically and across industry verticals. During 2014, our top five and top ten customers accounted for 32.8% and 43.9% of consolidated revenues, respectively.
On March 5, 2014, we completed an acquisition of substantially all of the assets and assumed certain specific liabilities of U.S.-based healthcare technology consulting firm Netsoft Holdings LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). Netsoft works with leading health plans in the U.S. on their medical management and claims systems, and specializes in working with leaders in pioneering fields such as accountable care organizations, tele-medicine, healthcare analytics, personalized medicine, health information exchanges, and online self-service capabilities. The Netsoft acquisition added approximately 40 IT professionals to our headcount.
On April 30, 2014, we acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzhen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). Jointech provides strategic technology services in the investment banking, wealth and asset management industries. The acquisition of Jointech added over 200 IT professionals to our headcount and significantly extended our footprint in South-East Asia. With this acquisition, we expect to create an integrated global platform focused on serving large multinational customers within the Banking and Financial Services vertical, and extend our global value proposition in the region.

On June 6, 2014, we acquired substantially all of the assets and assumed certain specified liabilities of each of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications, content databases, algorithms and models; and delivers IT support, maintenance, and quality assurance services to leading healthcare and life sciences companies. The acquisition added over 300 IT professionals and over 120 scientists to our highly-experienced employee base and created a significant growth opportunity in the life sciences and healthcare industries. We also see tremendous potential in combining our traditionally recognized strengths with GGA’s algorithm development, mathematical modeling, and sophisticated content database development capabilities. The capability to develop and operationalize platforms, combining tools, models and data, has broad applications across other strategic industries on which EPAM focuses, including the Banking and Financial Services, Business Information and Media, and Retail and Consumer verticals.
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
Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	(in millions, except percentages)
Revenues	$730.0	100.0%	$555.1	100.0%	$433.8	100.0%
Income from operations	86.2	11.8	76.5	13.8	66.0	15.2
Net income	69.6	9.5	62.0	11.2	54.5	12.6
For 2014, we reported results of operations consistent with the continued execution of our strategy. In 2014, our operating expenses increased in line with increase in revenues. We continue to invest in our people, processes and infrastructure to support our goal to deliver high-quality offerings that meet the needs of our customers, differentiate our value proposition from that of our competition, and drive scale and growth.
The key highlights of our consolidated results for 2014 and 2013 were as follows:

•	The European segment continued its strong performance, generating revenue growth of $95.1 million during the year ended December 31, 2014, or 46.6% over 2013;

•
Revenue increased in all our key verticals in 2014 as compared to 2013, specifically within the Banking and Financial Services and Travel and Consumer verticals, which grew $59.1 million and $40.5 million respectively.

•
Our organic growth was complemented by four strategic acquisitions completed during 2014, which expanded our highly skilled employee base, geographic footprint and service capabilities. Through acquisitions, we added capabilities in the healthcare and life sciences industries, forming a foundation for emerging verticals.

•
Income from operations grew by 12.7% for the year ended December 31, 2014, compared with 2013 while income from operations as a percentage of revenues decreased by 2.0%. The decrease was due to a combination of factors, including an increase of $11.5 million in stock-based compensation expense, a $2.6 million increase in amortization and depreciation expenses related to our 2014 acquisitions, a $2.6 million write-down of prepaid assets to adjust the book value of prepaid construction costs to an estimated recoverable amount and a $1.1 million write-down of construction in progress costs, as well as a $2.2 million write off due to goodwill impairment in the Russia segment.

•
Net income increased by 12.3% during 2014 compared with 2013. Expressed as a percentage of revenues, net income decreased by 1.7% due to the items noted above, as well as the effects of significant adverse foreign exchange rate changes to several currencies, specifically the Russian ruble, in 2014 as compared to 2013.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

In our quarterly earnings press releases and conference calls, we discuss the following key measures that are not calculated according to U.S.GAAP:

•	Non-GAAP income from operations is the income from operations as reported on our consolidated statements of income and comprehensive income exclusive of certain expenses and benefits.

•	Non-GAAP operating margin is the non-GAAP income from operations as a percentage of reported revenues.
We believe that these non-GAAP measures help illustrate trends in our core business and we use these measures to establish budgets and operational goals, manage our business and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands, except percent)
GAAP income from operations	$86,183	$76,493	$66,006
Stock-based compensation expense	24,620	13,150	6,826
Amortization of purchased intangible assets	5,349	2,785	1,024
Acquisition-related costs	904	218	500
Goodwill impairment loss	2,241	—	—
Other expenses/(income) and one-time items	3,845	(807)	584
Non-GAAP income from operations	$123,142	$91,839	$74,940

GAAP operating margin	11.8%	13.8%	15.2%
Effect of the adjustments detailed above	5.1	2.7	2.1
Non-GAAP operating margin	16.9%	16.5%	17.3%
From time to time, we acquire businesses and as such incur operating expenses, which are not related to our core company or segment operations and may include acquisition-related costs and amortization of acquired intangible assets. These costs vary with the size and complexity of the related acquisition and are generally inconsistent in amount and frequency, therefore, the size, complexity and volume of past acquisitions, which often drive the magnitude of acquisition-related costs, may not be indicative of the size, complexity and volume of future transactions and costs.
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
Ukraine has been experiencing heightened political and economic turmoil with no improvement as of the date of this report. Various news sources estimate that inflation has been increasing and the rate of increase has been accelerating throughout 2014. According to news reports, the peace talks continue and efforts to improve the government are in progress, however, the cost of the continuing crisis is severely impacting the Ukrainian economy. The Ukrainian currency has been weakened and the negative outlook in the Ukrainian economy continues. The functional currency for financial reporting purposes in Ukraine is US dollars.
Due to Russia’s annexation of Crimea, which was a part of Ukraine, the United States and the European Union have imposed and expanded sanctions targeting Russian government and government-controlled interests and certain government officials. The expanded sanctions issued by the US Department of Treasury and the European Union also restrict involvement in certain extensions of credit and financing activities for Russian debtors and restrict certain business activities in sectors such as off-shore oil and defense. We believe these sanctions do not prevent us from providing our services to our customers.
In February 2014, the government of Kazakhstan devalued the local currency, the tenge, by 19%. The government kept inflation for 2014 within forecasted range of 6% to 8% with forecast of around 7% for 2015 with a steady decrease towards 6% later that year. However, political and economic instability in the region may contribute to the economic uncertainty in Kazakhstan.
Belarus over the last several years has been experiencing hyperinflation. The measures currently used by the Belarusian government to control this recent inflation include monetary policy and pricing instruments, including increasing interest rates and the use of anti-monopoly laws to prevent the increase in pricing of goods, as well as privatization and using foreign borrowings to replenish the budget and stabilize the local currency. Inflation, government actions to combat inflation and public speculation about possible additional actions have also contributed to economic uncertainty in Belarus. Belarus may experience high levels of inflation in the future. For the year ended December 31, 2014, we had approximately $1.5, or 0.2%, of our revenues denominated in Belarusian rubles. The functional currency for financial reporting purposes in Belarus is US dollars.
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
Results of Operations
The following table sets forth a summary of our consolidated results of operations for the periods indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
	2014		2013		2012
	(in thousands, except percentages)
Revenues	$730,027	100.0%	$555,117	100.0%	$433,799	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	456,530	62.5	347,650	62.6	270,361	62.3
Selling, general and administrative expenses(2)	163,666	22.4	116,497	21.0	85,868	19.8
Depreciation and amortization expense	17,483	2.4	15,120	2.7	10,882	2.5
Goodwill impairment loss	2,241	0.3	—	—	—	—
Other operating expenses, net	3,924	0.6	(643)	(0.1)	682	0.2
Income from operations	86,183	11.8	76,493	13.8	66,006	15.2
Interest and other income, net	4,769	0.7	3,077	0.5	1,941	0.5
Change in fair value of contingent consideration	(1,924)	(0.3)	—	—	—	—
Foreign exchange loss	(2,075)	(0.3)	(2,800)	(0.5)	(2,084)	(0.5)
Income before provision for income taxes	86,953	11.9	76,770	13.8	65,863	15.2
Provision for income taxes	17,312	2.4	14,776	2.6	11,379	2.6
Net income	$69,641	9.5%	$61,994	11.2%	$54,484	12.6%

(1)	Included $8,648, $4,823 and $2,809 of stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively;

(2)	Included $15,972, $8,327 and $4,017 of stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.
Revenues
Our revenues are derived primarily from providing software development services to our clients. We discuss below the breakdown of our revenue by service offering, vertical, client location, contract type and client concentration. Revenues consist of IT services revenues and reimbursable expenses and other revenues, which primarily include travel and entertainment costs that are chargeable to clients.
Revenues by Service Offering
Software development includes software product development, custom application development services and enterprise application platforms services, and has historically represented, and we expect to continue to represent, the substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
Software development	$504,590	69.1%	$374,426	67.4%	$290,139	66.8%
Application testing services	140,363	19.2	109,222	19.7	85,849	19.8
Application maintenance and support	58,840	8.1	45,971	8.3	36,056	8.3
Infrastructure services	14,198	1.9	14,433	2.6	12,424	2.9
Licensing	3,626	0.5	3,439	0.6	2,914	0.7
Reimbursable expenses and other revenues	8,410	1.2	7,626	1.4	6,417	1.5
Revenues	$730,027	100.0%	$555,117	100.0%	$433,799	100.0%
Revenues by Vertical
We analyze our revenue by separating our clients into four main industry sectors or verticals as detailed in the following table. Also, we serve clients in other industries such as oil and gas, telecommunications, healthcare, life sciences, retail, insurance and several others, which are currently reported in aggregate under Other verticals. The following table sets forth revenues by vertical by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
Banking and Financial Services	$215,425	29.5%	$156,340	28.2%	$111,941	25.8%
ISVs and Technology	157,944	21.6	134,970	24.3	106,852	24.6
Travel and Consumer	157,756	21.6	117,248	21.1	95,965	22.1
Business Information and Media	91,726	12.6	75,677	13.6	62,398	14.4
Other	98,766	13.5	63,256	11.4	50,226	11.6
Reimbursable expenses and other revenues	8,410	1.2	7,626	1.4	6,417	1.5
Revenues	$730,027	100.0%	$555,117	100.0%	$433,799	100.0%
Revenues by Client Location
Our revenues are sourced from three geographic markets: North America, Europe and CIS. In 2014, we established a new geographic market in the APAC region as a result of an acquisition. We present and discuss our revenues by client location based on the location of the specific client site that we serve, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. Revenue by client location is different from the revenue by reportable segment in our audited consolidated financial statements included elsewhere in this annual report. Segments are not based on the geographic location of the clients but are rather based on the geography of the management responsible for a particular client regardless of client's physical location. The following table sets forth revenues by client location by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
North America	$367,498	50.4%	$281,738	50.8%	$206,901	47.7%
Europe	284,853	39.0	200,137	36.1	155,168	35.8
United Kingdom	141,366	19.4	108,892	19.6	98,346	22.7
Switzerland	87,111	11.9	51,941	9.4	30,120	6.9
Other	56,376	7.7	39,304	7.1	26,702	6.2
CIS	55,807	7.6	65,616	11.7	65,313	15.0
Russia	48,945	6.7	53,328	9.6	47,536	11.0
Other	6,862	0.9	12,288	2.1	17,777	4.0
APAC	13,459	1.8	—	—	—	—
Reimbursable expenses and other revenues	8,410	1.2	7,626	1.4	6,417	1.5
Revenues	$730,027	100.0%	$555,117	100.0%	$433,799	100.0%
Revenues by Contract Type
Our services are performed under both time-and-material and fixed-price arrangements. Our engagement models depend on the type of services provided to a client, the mix and locations of professionals involved and the business outcomes our clients are looking to achieve. Historically, the vast majority of our revenues have been generated under time-and-material contracts. Under time-and-material contracts, we are compensated for actual time incurred by our IT professionals at negotiated hourly, daily or monthly rates. Fixed-price contracts require us to perform services throughout the contractual period and we are paid in installments on pre-agreed intervals. We expect time-and-material arrangements to continue to comprise the majority of our revenues in the future.
The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
Time-and-material	$618,725	84.7%	$456,938	82.3%	$364,853	84.1%
Fixed-price	99,266	13.6	87,114	15.7	59,615	13.7
Licensing	3,626	0.5	3,439	0.6	2,914	0.7
Reimbursable expenses and other revenues	8,410	1.2	7,626	1.4	6,417	1.5
Revenues	$730,027	100.0%	$555,117	100.0%	$433,799	100.0%
Revenues by Client Concentration
We have grown our revenues from our clients by continually expanding the scope and size of our engagements, and we have grown our key client base through internal business development efforts and several strategic acquisitions.
Our focus on delivering quality to our clients is reflected by an average of 93.1% and 81.5% of our revenues in 2014 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts. The number of clients that accounted for over $5.0 million in annual revenues increased to 24 in 2014 from 10 in 2010, and the number of clients that generated at least $0.5 million in revenues increased to 181 in 2014 from 72 in 2010.
The following table sets forth revenues contributed by our top one, top five and top ten clients by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
Top client	$97,639	13.4%	$53,136	9.6%	$39,854	9.2%
Top five clients	239,396	32.8	169,987	30.6	134,484	31.0
Top ten clients	320,126	43.9	234,955	42.3	192,426	44.4
Operating Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, employee benefits, stock compensation expense, travel costs and subcontractor fees for IT professionals and subcontractors that are assigned to client projects. Salaries and other compensation expenses of our IT professionals are reported as cost of revenue regardless of whether they are actually performing client services during a given period.
The cost of revenues are dependent on utilization levels. Our ability to manage our utilization levels depends significantly on our ability to hire and train high-performing IT professionals and to staff projects appropriately. Our staff utilization also depends on the general economy and its effect on our clients and their business decisions regarding the use of our services. Some of our IT professionals are specifically hired and trained to work for specific clients or on specific projects, and some of our offshore development centers are dedicated to specific clients or specific projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general administrative functions of our business. These expenses include senior management, administrative personnel and sales and marketing personnel salaries; stock compensation expense, related fringe benefits, commissions and travel costs for those employees; legal and audit expenses, insurance, operating lease expenses, and the cost of advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues collected in Belarus to the administrative organization of the Belarus Hi-Tech Park.
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

Provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2014, 2013 and 2012, we had $94.2, $69.8 million, and $56.6 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. The statutory tax rate in our foreign jurisdictions is lower than the statutory U.S. tax rate. Additionally, we have secured special tax benefits in Belarus and Hungary as described below. As a result, our provision for income taxes is low in comparison to income before taxes due to the benefit received from increased income earned in low tax jurisdictions. The foreign tax rate differential represents this significant reduction. Changes in the geographic mix or estimated level of annual pre-tax income can also affect our overall effective income tax rate.
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
Our subsidiary in Hungary benefits from a tax credit of 10% of annual qualified salaries, taken over a four-year period, for up to 70% of the total tax due for that period. We have been able to take the full 70% credit for 2007 to 2012. The Hungarian tax authorities repealed the tax credit beginning with 2012. Credits earned in years prior to 2012, however, were allowed through 2014. We have utilized up to the 70% limit until 2014.
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
2014 Compared to 2013
During 2014, our revenues grew in excess of 30.0% over 2013, from $555.1 million to a record $730.0 million. The increase was attributable to a combination of factors, including deeper penetration to existing customers and attainment of new customers, both organically and through acquisitions. In 2014, revenue from new customers was $49.7 million, primarily resulting from our 2014 acquisitions, and does not include new clients that are affiliates of existing customers. Our 2014 acquisitions increased our total revenues by $39.8 million, however, some of the acquired clients are affiliated with our existing clients and, therefore, we consider them an expansion of existing business. In addition, total revenues in 2014 and 2013 included $8.4 million and $7.6 million of reimbursable expenses and other revenues, respectively, which increased by 10.3% in 2014 as compared to 2013, but remained relatively flat as a percentage of revenues.
During the year ended December 31, 2014, revenues in our largest geography, North America, grew $85.8 million, or 30.4%, as compared with the year ended December 31, 2013. Expressed as a percentage of consolidated revenues, the North America geography accounted for 50.4% in 2014, which represented a decrease of 0.4% over 2013. The slight decrease was primarily a result of accelerated growth in the European geography.
Revenues from all verticals in North America grew during the year ended December 31, 2014 as compared with the year ended December 31, 2013. The largest growth was in the North America's Other vertical due to acquiring new clients in the healthcare, insurance and life sciences industries through a 2014 acquisition as well as creating synergies with existing customers in those markets. During the year ended December 31, 2014 combined revenue growth from customers in the Other vertical accounted for $33.8 million, representing a 94.3%, growth over prior year.
Our Travel and Consumer vertical in North America geography increased by $15.0 million, or 28.4%, as compared with the year ended December 31, 2013. The increase in this vertical was primarily driven by the rapid expansion of our strategic relationship with a large retail chain, a relationship we acquired in 2012. During the year ended December 31, 2014, revenues from the Business Information and Media vertical in North America increased by $12.5 million, or 21.8%, as compared with the year ended December 31, 2013. The growth in this vertical in 2014 was attributable to resumed growth in revenues from certain long-time major customers who had decreased demand for our services in 2013. North America's largest vertical, ISVs and Technology, experienced growth of $19.8 million or 16.2% during the year ended December 31, 2014 as compared with the year ended December 31, 2013.
During the year ended December 31, 2014, our Banking and Financial Services vertical remained our dominant vertical in Europe geography. In 2014 revenues from the Banking and Financial Services vertical increased by $42.5 million, or 39.9%, respectively, over the corresponding periods of 2013. Continued solid performance of the Banking and Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing top customers located in Europe. We experienced increased business from our top customer located in Switzerland, nearly doubling the revenue during 2014 as compared with the year ended December 31, 2013. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer and Business Information and Media verticals. During the year ended December 31, 2014 combined revenues from these verticals increased by $30.9 million, respectively, year ended December 31, 2014 and accounted for 36.4% of total growth in this geography during periods indicated. Europe's Other vertical grew 65.0% or $8.0 million in 2014, mainly due to addition of new clients through our 2014 acquisitions.
Revenues in the CIS geography showed a decrease of $9.8 million or 14.9% on a year-to-date bases compared to 2013. The decrease in revenues was primarily attributable to budgetary delays with certain customers located in Russia, as well as a decline in business from one of our largest customers in Kazakhstan. Additionally, significant foreign currency fluctuations in Russia and CIS countries had a material negative impact on the revenues from those locations.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the years ended December 31, 2014 and 2013, cost of revenues (exclusive of depreciation and amortization) was $456.5 million and $347.7 million, respectively, representing an increase of 31.3% for the year ended December 31, 2014 over the corresponding period of 2013, mainly due to increase in hiring of revenue generating professionals. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization), decreased 0.1% over the corresponding period of 2013, to 62.5% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in 2014 was primarily driven by a $107.9 million increase in personnel-related costs, the main component of cost of revenue, as well as an increase in stock-based compensation expense for our revenue generating IT professionals of $3.8 million. The increases in all of these costs were the result of organic increase in headcount as well as personnel additions from acquisitions.
Selling, General and Administrative Expenses
We continued to invest in key areas, including sales, infrastructure, industry expertise, and other functions supporting global operations.
During the year ended December 31, 2014, selling, general and administrative expenses totaled $163.7 million, representing an increase of 40.5% from $116.5 million during 2013. As a percentage of revenue, selling, general and administrative expenses represent 22.4% of consolidated revenues, an increase of 1.4% over last year. The increase in selling, general and administrative expenses in 2014 was primarily driven by a $30.2 million increase in total personnel-related costs, which include stock based compensation relating to the non-production personnel impact of the four 2014 acquisitions. During the year ended December 31, 2014, we incurred $13.4 million of selling, general and administrative costs related to our 2014 acquisitions, including $4.1 million of stock-based compensation expense, which resulted in a 1.8% increase in selling, general and administrative expenses expressed as a percentage of revenues.
Depreciation and Amortization Expense
Depreciation and amortization expense was $17.5 million in 2014, representing an increase of $2.4 million over 2013. Expressed as a percentage of revenues, depreciation and amortization expense totaled 2.4% and remained at the same level compared with 2013.
Goodwill Impairment Loss
We performed an annual goodwill impairment test as of October 31, 2014 in accordance with prescribed guidance. In assessing impairment both qualitatively and quantitatively based on the total of the expected future discounted cash flows directly related to the reporting unit, the Company determined that the fair value of the Russia reporting unit was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $2.2 million as of December 31, 2014. All assets that related to the Russia segment, excluding goodwill and including any unrecognized intangible assets, were assessed by management and deemed to not be impaired.
Other Operating Expenses, Net
During the year ended December 31, 2014, we recorded a $2.6 million write-down in prepaid assets and a 1.1 million write-down of capitalized costs related to the construction of our corporate facilities in Belarus. Please see Note 16 in the notes to our consolidated financial statements in this Annual Report on Form 10-K for further information.
Interest and Other Income, Net
Net interest and other income was $4.8 million in 2014, representing an increase of 55.0% from $3.1 million received in 2013. The increase was primarily driven by interest received on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans.
Provision for Income Taxes
The Company's effective tax rate was 19.9% and 19.2% in 2014 and 2013, respectively. The primary factors that caused this increase in the rate for the above-mentioned periods are: (a) the four acquisitions completed during 2014, which added other tax jurisdictions into the Company’s worldwide effective tax rate analysis; (b) a larger portion of the Company’s pre-tax profits attributable to tax jurisdictions with relatively higher effective tax rates (as compared to effective tax rates within the CIS region) were seen in 2014 and (c) a relative shift in offshore services that were performed in Belarus to other countries in the CIS region (specifically Ukraine and, to a lesser extent, Russia). Both of those locations have higher income tax rates than Belarus, where the Company is currently entitled to a 100% exemption from Belarusian income tax.
2013 Compared to 2012
Revenues
Revenues were $555.1 million and $433.8 million in 2013 and 2012, respectively, representing an increase of 28.0%. The increase was attributable to a combination of factors, including higher sales to existing and acquisition of new customers, which contributed $98.4 million and $21.7 million, respectively, to consolidated revenue growth. In addition, total revenues in 2013 and 2012 included $7.6 million and $6.4 million of reimbursable expenses and other revenues, respectively, which increased by 18.8% in 2013 as compared to 2012, but remained relatively flat as a percentage of revenues.
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
Selling, General and Administrative Expenses
During the year ended December 31, 2013, selling, general and administrative expenses were $116.5 million, representing an increase of 35.7% from $85.9 million in 2012. As a percentage of revenues, selling, general and administrative expenses increased to 21.0% in 2013, or 1.2%, compared to 2012. Most of this increase was attributable to higher compensation and benefits of our non-production staff in 2013 as compared to 2012 as we continued to invest into key areas, including sales, industry expertise, and other functions supporting global operations. In addition, selling, general and administrative expenses included $3.3 million of additional stock-based compensation expense related to our 2012 acquisitions, which caused our selling, general, and administrative expenses to increase by 0.5% as a percentage of revenues in 2013 over 2012.
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
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the fiscal years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total segment revenues:
North America	$374,509	$284,636	$197,271
Europe	299,279	204,150	168,913
Russia	50,663	55,764	50,552
Other	5,552	10,493	16,986
Total segment revenues	$730,003	$555,043	$433,722
Segment operating profit:
North America	$90,616	$66,814	$38,671
Europe	50,189	34,573	32,750
Russia	7,034	7,077	9,049
Other	(3,220)	844	6,985
Total segment operating profit	$144,619	$109,308	$87,455
2014 Compared to 2013
North America Segment
During the years ended December 31, 2014 and 2013 revenues from our North America segment were 51.3% and 51.3% of total revenues representing an increase of $89.9 million, or 31.6%, over the corresponding period in 2013. The North America segment's operating profits increased by $23.8 million, or 35.6%, as compared to the same period of 2013, to $90.6 million net operating profit.
The increase in revenues during the year ended December 31, 2014, was primarily driven by continued expansion of existing customer relationships, as well, as our recent acquisitions. The largest growth was in the Other vertical due to acquiring new clients in the healthcare, insurance and life sciences industries through a 2014 acquisition as well as creating synergies with existing customers in those markets. During the year ended December 31, 2014, combined revenue growth from customers in the Other vertical accounted for $34.8 million, representing a 97.4% growth over prior year.

All other verticals in the North America segment experienced revenue growth and increases in operating profit in 2014 as compared to 2013, mainly due to increased business from our long term clients with some contribution from the clients acquired in connection with acquisitions. The largest vertical, the ISVs and Technology, grew revenues by $22.1 million, or 18.6%, in 2014 as compared to the corresponding period of 2013. Revenues from our Travel and Consumer vertical in 2014 increased by $14.6 million, or 26.7%, as compared to the corresponding period in 2013. Banking and Financial Services had an increase in revenue of $5.9 million or 45.4%, and operating profit increased by 104.9% in this vertical in 2014 compared with the year ended December 31, 2013. Business Information and Media grew in revenue $12.5 million or 20% for the year ended December 31, 2014 as compared to the same period in 2013.
Europe Segment
During the years ended December 31, 2014 and 2013, revenues from our Europe segment were 41.0% and 36.8% of total segment revenues, respectively, representing an increase of $95.1 million, or 46.6%, in 2014 over the 2013 results. During 2014, the Europe segment’s operating profits increased by $15.6 million, or 45.2%, as compared to the corresponding period of 2013, to $50.2 million net profit from the segment’s operations.
Europe continues to be a rapidly growing segment in our portfolio, given our nearshore delivery capabilities, and our value proposition in delivering quality software engineering solutions and services. Our business model continues to gain considerable traction with European-based clients primarily in the Banking and Financial Services and Travel and Consumer verticals. Furthermore, our Europe segment benefited from the acquisition of Jointech, a company with locations in South-East Asia, which created a new value proposition for our existing customers within the Banking and Financial Services vertical, particularly in the areas of investment banking, wealth and asset management, and extended our reach into new geography. We expect that many of our new and existing customers in other business verticals will use our services in that fast-growing region resulting in possible revenue and operating profit increases to the Europe segment.
Russia and Other Segments
During the years ended December 31, 2014, revenues from the Russia and Other operating segments decreased by $5.1 million and $4.9 million, respectively, over corresponding period of 2013. Operating profits of the Russia segment showed no changes when compared with the operating profits of this segment in 2013, while profits of Other segments decreased $4.1 million compared to 2013.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments. As a result, we recorded the cost related to the performance of services in 2014 with no associated revenues recognized in the period that services were rendered. These business arrangements were further exacerbated by strong foreign currency fluctuations in the fourth quarter of 2014, negatively impacting our business in Russia and CIS countries.
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
Europe Segment
During the years ended December 31, 2013 and 2012, revenues from our Europe segment were 36.8% and 38.9% of total segment revenues, respectively, representing an increase of $35.2 million, or 20.9%, in 2013 over the 2012 results. During

2013, the Europe segment’s operating profits increased by $1.8 million, or 5.6%, as compared to the corresponding period of 2012, to $34.6 million net profit from the segment’s operations.
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
Liquidity and Capital Resources
Capital Resources
At December 31, 2014, our principal sources of liquidity were cash and cash equivalents totaling $220.5 million, and $100.0 million of available borrowings under our revolving line of credit. As of that date, $176.3 million of our total cash and cash equivalents was held outside the United States. Of this amount, $33.8 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 4.1% during 2014. Also, at December 31, 2014, $75.8 million in US dollars was held in a bank in UK by our Cyprus entity, which was repatriated from Belarus earlier in the year, and $14.4 million in Russia. Our subsidiaries in the CIS or APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, if necessary, there are no restrictions on repatriating those funds back to the United States. If we decide to remit funds to the United States in the form of dividends, $176.3 million would be subject to foreign withholding taxes, of which $168.6 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
On September 12, 2014, we entered into a new agreement establishing a revolving credit facility with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank (collectively the “Lenders”). This credit facility (the "2014 Credit Facility") consists of a $100.0 million revolving line of credit, with a maturity date of September 12, 2019. There is potential to increase the credit facility up to $200.0 million if certain conditions are met. Borrowings under the 2014 Credit Facility may be denominated in United States dollars or, up to a maximum of $50.0 million in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). Borrowings under the Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. Base rate is equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. The 2014 Credit Facility is secured by: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries.
The line of credit also contains customary financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our revolving line of credit and believe that our revolving line of credit provides sufficient flexibility such that we will remain in compliance with its terms in the foreseeable future. At December 31, 2014, we had no borrowings outstanding under the line of credit.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$104,874	$58,225	$48,499
Net cash used in investing activities	(52,929)	(21,820)	(59,627)
Net cash provided by financing activities	10,347	15,501	38,847
Effect of exchange rate changes on cash and cash equivalents	(10,965)	(811)	1,597
Net increase in cash and cash equivalents	$51,327	$51,095	$29,316
Cash and cash equivalents, beginning of period	169,207	118,112	88,796
Cash and cash equivalents, end of period	$220,534	$169,207	$118,112
Operating Activities
Net cash provided by operations during the year ended December 31, 2014 increased $46.6 million to $104.9 million, as compared to $58.2 million net cash provided by operations in 2013. During 2014, operating cash flows benefited, in part, from our strong focus on improving working capital efficiencies during the latter part of 2013, including focus on reducing days outstanding for our billed and unbilled receivables. This emphasis more than offset the higher working capital requirements associated with increased revenues, including growth in total compensation and benefits of our IT professionals, overhead expenses, and higher tax payments.
Net cash provided by operations increased by $9.7 million to $58.2 million in 2013 from $48.5 million net cash provided by operations in 2012. For 2013, net cash provided by operations was primarily comprised of net income of $22.3 million before accounting for non-cash items such as stock-based compensation, depreciation and amortization, bad debt expense, and other items aggregating to $14.8 million. Net increase in operating assets and liabilities in 2013 as compared to 2012 was primarily related to a reduction in prepaid and other assets by approximately $1.9 million as a result of non-recurring purchases made in 2012 coupled with a net increase in accrued expenses and trade payables of $2.0 million mainly due to a decrease in third party contractor expenses. This increase in operating cash flows was partially offset by higher billed and unbilled receivables of $7.6 million, which was mainly driven by increased volumes and higher ratio of fixed-priced projects in 2013 as compared to 2012, and a $6.1 million decrease in other net liabilities. The decrease in other net liabilities includes the effects of a higher portion of December salaries and related taxes released before the year-end in 2013 when compared to 2012 and a reduction in warranty revenues of $1.6 million related to several large non-recurring projects completed in prior periods.

Investing Activities
Net cash used in investing activities during the year ended December 31, 2014 increased $31.1 million to $52.9 million as compared to $21.8 million used in investing activities during the corresponding period of 2013. The increase was primarily attributable to $37.1 million spent on acquisitions of businesses, partially offset by a net $6.2 million decrease in loans issued under the Employee Housing Program compared to the corresponding period last year.
Net cash used in investing activities during the year ended December 31, 2013 decreased by $37.8 million to $21.8 million, as compared to $59.6 million of net cash used in investing activities in 2012. The decrease in cash spent on investing activities in 2013 as compared to 2012, was primarily attributable to an $11.1 million decrease in payments made in connection with the construction of corporate facilities in Belarus combined with a $32.9 million decrease in payments made in connection with our 2012 acquisitions. The decrease was partly offset by net payments of $5.8 million made by us in relation to employee loans issued under the Employee Housing Program.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2014 was $10.3 million, a decrease of $5.2 million from the same period in 2013 primarily due to payment of deferred consideration in the amount of $4 million as well as a decrease in excess tax benefit on stock-based compensation plans, partly offset by higher proceeds from stock option exercises.
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
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our fixed and determinable contractual obligations as of December 31, 2014.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$44,402	$16,718	$18,150	$8,582	$952
Other short-term obligations (1)	8,200	8,200	—	—	—
Employee Housing Program (2)	11	11	—	—	—
	$52,613	$24,929	$18,150	$8,582	$952

(1)
As of December 31, 2014, we estimated up to $8.2 million of additional investment could be required to complete construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. Please see Note 16 in the notes to our consolidated financial statements in this Annual Report on Form 10-K for further information.

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

Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 16 in the notes to our consolidated financial statements in this Annual Report on Form 10-K. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
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
We derive our revenues from a variety of service offerings, which represent specific competencies of our IT professionals. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement, which require management to make judgments and estimates in determining appropriate revenue recognition pattern. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements.
The majority of our revenues (84.7% of revenues in 2014, 82.3% in 2013 and 84.1% in 2012) are generated under time-and-material contracts whereby revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues when incurred. The majority of such revenues are billed on an hourly, daily or monthly basis whereby actual time is charged directly to the client.
Revenues from fixed-price contracts (13.6% of revenues in 2014, 15.7% in 2013 and 13.7% in 2012) are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenue is deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. In order to estimate the amount of revenue for the period under the proportional performance method, we determine the percentage of actual labor hours incurred as compared to estimated total labor hours and apply that percentage to the consideration allocated to the deliverable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect such estimates, including labor hours and specification and testing requirement changes. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. No significant revisions occurred in each of the three years ended December 31, 2014, 2013 and 2012. Our fixed price contracts are generally recognized over a period of 12 months or less.
We report gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income and comprehensive income as these expenses are billable to our clients.
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
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
At December 31, 2014, contingent liabilities measured at fair value on a recurring basis comprised contingent consideration payable in cash and stock, performance-based awards issued to certain former owners of acquired businesses in exchange for future services, and certain other contractual liabilities.
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
Financial Assets and Liabilities Measured At Fair Value on a Non-Recurring Basis
We issue loans to our employees under the Employee Housing Program (“housing loans”). Housing loans are issued in U.S. Dollars with a 5-year term and carry an interest rate of 7.5%. The program was designed to be a retention mechanism for our employees in Belarus.
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
The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, we analyzed similar loans offered by third-party financial institutions in Belarusian rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. We also assessed the probability of future defaults and associated cash flows impact. In addition, we separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows, as described in the following paragraph. As a result of the analysis performed, we determined the carrying values of the housing loans issued during the year ended December 31, 2014 approximated their fair values upon initial recognition. We also estimated the fair values of the housing loans that were outstanding as of December 31, 2014 using the inputs noted above and determined their fair values approximated the carrying values as of that date.
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
As of December 31, 2014 and 2013, all of our intangible assets had finite lives and we did not incur any impairment losses in respect of our intangible assets during the years ended December 31, 2014, 2013 or 2012.
Effective in the fourth quarter of 2013, we changed the annual goodwill impairment assessment date for all of our reporting units from December 31st to October 31st, which represented a voluntary change in the annual goodwill impairment testing date.  We are also required to assess the goodwill of our reporting units for impairment between annual assessment dates when events or circumstances dictate. We evaluate the recoverability of goodwill at a reporting unit level and we had three reporting units that had recorded goodwill, which were subject to the annual impairment testing in 2014. Our annual impairment review as of October 31, 2014 resulted in an impairment charge for the Russian reporting unit. There was no impairment charge for any of these reporting units as of October 31, 2013.
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
Recent Accounting Pronouncements
See Note 13 in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding the impact of certain recent accounting pronouncements on our audited consolidated financial statements.

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
At December 31, 2014, outstanding loans issued to employees were $6.5 million, or 1.1%, of our total assets. These loans potentially expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on the personal income of borrowers obtained through their employment with EPAM and may be adversely affected by macroeconomic changes, such as higher unemployment levels, currency devaluation and inflation. Additionally, the continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. As of December 31, 2014, $59.3 million of total cash was held in CIS countries, with $34.2 million of that in Belarus, and $14.4 million in Russia. Banking and other financial systems in the CIS region are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS region generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of December 31, 2014, unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 16.5% of our total unbilled trade receivables as of that date. There were no customers individually exceeding 10% of our billed trade receivables as of December 31, 2014.
During the year ended December 31, 2014, our top five customers accounted for 32.8% of our total revenues, and our top ten customers accounted for 43.9% of our total revenues, respectively. During the year ended December 31, 2013, our top five customers accounted for 30.6% of our total revenues, and our top ten customers accounted for 42.3% of our total revenues, respectively.
During the year ended December 31, 2014, the Company had one customer, UBS AG, with associated revenues of $97.6 million, which accounted for more than 10% of total revenues in the periods indicated. No customers generated revenues individually exceeding 10% of total revenues during the year ended December 31, 2013.
Credit losses and write-offs of trade accounts receivable balances have historically not been material to our audited consolidated financial statements.
Interest Rate Risk
Our exposure to market risk is mainly influenced by the changes in interest rates received on our cash and cash equivalent deposits and paid on any outstanding balance on our revolving line of credit, which is subject to a variety of rates depending on the type and term of funds borrowed. As of December 31, 2014, we have not borrowed under the line of credit and did not have any outstanding debt. We do not use derivative financial instruments to hedge our risk of interest rate volatility.
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
Foreign Exchange Risk
Our consolidated financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to variety of countries and currencies in which we conduct business. Outside of the United States we operate primarily through wholly owned subsidiaries in Canada, Europe, Asia, and the CIS and CEE regions and generate a significant portion of our revenues in currencies other than the U.S. dollar, principally, euros, British pounds sterling, Canadian dollars, and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros, Russian, rubles, Polish zlotys, Hong Kong dollars and China yuan renminbi (“CNY”) associated with our delivery centers located in the CEE, Europe and APAC regions. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash outflows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if any of the currencies, which we use materially in our business, appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Based on our results of operations for the year ended December 31, 2014, a 1.0% appreciation/(depreciation) of all applicable foreign currencies against the U.S. dollar would result in an estimated increase/(decrease) of approximately $0.9 million in our net income, respectively. Based on our results of operations for the year ended December 31, 2014, and included in the analysis of the previous sentence, a 1.0% appreciation/(depreciation) of EUR and GBP currencies against the U.S. dollar would each result in an estimated increase/(decrease) of approximately $0.5 million in net income.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible during the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $2.2 million and $2.5 million during the years ended December 31, 2014, and 2013, respectively. The increase in net foreign exchange loss for the year ended December 31, 2014 as compared to 2013 was primarily attributable to changes in exchange rates of Russian ruble and Ukrainian hryvnya against U.S. dollar in the periods indicated, including realized losses from foreign currency conversions. These losses are included in the consolidated statements of income and comprehensive income.
Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of December 31, 2014, approximately 21.9% of our total net assets were subject to foreign currency translation exposure, as compared to 21.6% as of December 31, 2013. During the years ended December 31, 2014 and 2013, net income generated by foreign subsidiaries for which the functional currency was not U.S. dollars was 35.1% and 29.6%, respectively. During the years ended December 31, 2014 and 2013, we recorded $20.3 million and $0.8 million of translation losses, respectively, within our consolidated statements of income and comprehensive income.
Item 8. Financial Statements and Supplementary Data
The information required is included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part IV. Item 15 of this Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information required by this Item from the information set forth under the captions “Board of Directors”, “Corporate Governance”, “Our Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ( the “2015 Proxy Statement”).

Item 11. Executive Compensation
We incorporate by reference the information required by this Item from the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2015 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information required by this Item from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement.

Equity Compensation Plan Information
The following table sets forth information about awards outstanding as of December 31, 2014 and securities remaining available for issuance under our 2012 Long-Term Incentive Plan (the “2012 Plan”), the Amended and Restated 2006 Stock Option Plan (the "2006 Plan") and the 2012 Non-Employee Directors Compensation Plan (the “2012 Directors Plan”) as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,838,746	(2)	$20.98	(3)	5,345,126	(4)
Equity compensation plans not approved by security holders	—		$—		—
Total	6,838,746		$20.98		5,345,126

(1)
This table includes the following stockholder approved plans: the 2012 Plan, the 2006 Plan and the 2012 Directors Plan. The restricted stock grant made to Karl Robb, our EVP and President of EU Operations on January 16, 2012 is not included.

(2)
Represents the number of underlying shares of common stock associated with outstanding options under our stockholder approved plans and is comprised of 5,095,712 shares underlying options granted under our 2012 Plan and 1,743,034 shares underlying options granted under our 2006 Plan.

(3)	Represents weighted-average exercise price of stock options outstanding under the 2012 Plan and the 2006 Plan.
(4)
Represents the number of shares available for future issuances under our stockholder approved equity compensation plans and is comprised of 4,785,761 shares available for future issuance under the 2012 Plan and 559,365 shares available for future issuances under the 2012 Directors Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information required by this Item from the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2015 Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate by reference the information required by this Item from the information set forth under the caption “Independent Registered Public Accounting Firm” in our 2015 Proxy Statement.
PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)            We have filed the following documents as part of this annual report:
1.            Audited Consolidated Financial Statements

2.            Financial Statement Schedules
None. All schedules have been included in the consolidated financial statements or the notes thereto.
3.            Exhibits
A list of exhibits required to be filed as part of this Annual Report is set forth in the Exhibit Index.

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

4.3	Registration Rights Agreement dated April 26, 2010 (incorporated herein by reference to Exhibit 4.3 to the Registration Statement)
10.1†	EPAM Systems, Inc. Amended and Restated 2006 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to Amendment No. 6)
10.2†
Form of EPAM Systems, Inc. 2006 Stock Option Plan Award Agreement (under the EPAM Systems, Inc. Amended and Restated 2006 Stock Option Plan) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 6)

10.3†	EPAM Systems, Inc. 2012 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.12 to Amendment No. 6)
10.4†	Form of Senior Management Non-Qualified Stock Option Award Agreement (under the EPAM Systems, Inc. 2012 Long-Term Incentive Plan) (incorporated herein by reference to Exhibit 10.13 to Amendment No. 6)
10.5†	Restricted Stock Award Agreement by and between Karl Robb and EPAM Systems, Inc. dated January 16, 2012 (incorporated herein by reference to Exhibit 10.14 to Amendment No. 6)
10.6†
Form of Chief Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-35418, filed May 7, 2014 (the “Q1 2014 Form 10-Q”)

10.7†	Form of Senior Management Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Q1 2014 Form 10-Q)
10.8†	Form of Chief Executive Officer Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Q1 2014 Form 10-Q)
10.9†	EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 6)
10.10†
Form of Non-Employee Director Restricted Stock Award Agreement (under the EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 6)

10.11†	EPAM Systems, Inc. Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.17 to Amendment No. 6)
10.12†	Amendment to Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.4 to the Q1 2014 Form 10-Q)
10.13†	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.18 to Amendment No. 6)
10.14†
Executive Employment Agreement by and between Arkadiy Dobkin and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.19 to Amendment No. 6)

10.15†	Offer Letter by and between Ginger Mosier and EPAM Systems, Inc. dated February 24, 2010 (incorporated herein by reference to Exhibit 10.20 to Amendment No. 6)
10.16†	Employment Contract by and between Balazs Fejes and EPAM Systems (Switzerland) GmbH. dated June 15, 2009 (incorporated herein by reference to Exhibit 10.21 to Amendment No. 6)
10.17†
Consultancy Agreement by and between Landmark Business Development Limited, Balazs Fejes and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.22 to Amendment No. 6)

10.18†
Consultancy Agreement by and between Landmark Business Development Limited, Karl Robb and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.23 to Amendment No. 6)

10.19†	Form of nondisclosure, noncompete and nonsolicitation agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 6)
10.20†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 6)
10.21
Credit Agreement by and among EPAM Systems, Inc., as Borrower, The Guarantors Parties Hereto, and PNC Bank, National Association, as Lender dated January 15, 2013 (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2012, SEC File No. 001-35418, filed March 11, 2013 (the “2012 Form 10-K”))

10.22
Guaranty and Suretyship Agreement between EPAM Systems LLC, a New Jersey limited liability company, and Vested Development, Inc., a Delaware corporation, and PNC Bank, National Association dated January 15, 2013 (incorporated herein by reference to Exhibit 10.26 to the 2012 Form 10-K)

10.23
Security Agreement between EPAM Systems, Inc., a Delaware corporation, EPAM Systems LLC, a New Jersey limited liability company, and Vested Development, Inc., a Delaware corporation, and PNC Bank, National Association dated January 15, 2013 (incorporated herein by reference to Exhibit 10.27 to the 2012 Form 10-K)

10.24
Pledge Agreement to loan documents between EPAM Systems, Inc. a Delaware corporation, EPAM Systems LLC, a New Jersey limited liability company, and Vested Development, Inc., a Delaware corporation, and PNC Bank, National Association dated January 15, 2013 (incorporated herein by reference to Exhibit 10.28 to the 2012 Form 10-K)

10.25
Credit Agreement dated as of September 12, 2014 by and among EPAM Systems, Inc. (as borrower), the lenders and guarantors party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2014, SEC File No. 001-35418)

18.1
Letter re Changes in Accounting Principles (incorporated herein by reference to Exhibit 18.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 001-35418, filed March 11, 2014).

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

Date: March 2, 2015

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arkadiy Dobkin	Chairman, Chief Executive Officer and President (principal executive officer)	March 2, 2015
Arkadiy Dobkin

/s/ Anthony J. Conte	Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 2, 2015
Anthony J. Conte

/s/ Karl Robb	Director	March 2, 2015
Karl Robb

/s/ Peter Kuerpick	Director	March 2, 2015
Peter Kuerpick

/s/ Richard Michael Mayoras	Director	March 2, 2015
Richard Michael Mayoras

/s/ Robert E. Segert	Director	March 2, 2015
Robert E. Segert

/s/ Ronald P. Vargo	Director	March 2, 2015
Ronald P. Vargo

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EPAM Systems, Inc.

We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, and comprehensive income, redeemable preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPAM Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EPAM Systems, Inc.

We have audited the internal control over financial reporting of EPAM Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 2, 2015

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share and per share data)

	As of December 31, 2014	As of December 31, 2013
Assets
Current assets
Cash and cash equivalents	$220,534	$169,207
Accounts receivable, net of allowance of $2,181 and $1,800, respectively	124,483	95,431
Unbilled revenues	55,851	43,108
Prepaid and other current assets	9,289	14,355
Employee loans, net of allowance of $0 and $0, respectively, current	2,434	1,989
Time deposits	—	1,188
Restricted cash, current	—	298
Deferred tax assets, current	2,496	5,392
Total current assets	415,087	330,968
Property and equipment, net	55,134	53,315
Restricted cash, long-term	156	225
Employee loans, net of allowance of $0 and $0, respectively, long-term	4,081	4,401
Intangible assets, net	47,689	13,734
Goodwill	57,417	22,268
Deferred tax assets, long-term	11,094	4,557
Other long-term assets	3,368	3,409
Total assets	$594,026	$432,877

Liabilities
Current liabilities
Accounts payable	$4,641	$2,835
Accrued expenses and other liabilities	32,203	20,175
Deferred revenue, current	3,220	4,543
Due to employees	24,518	12,665
Taxes payable	24,704	14,171
Contingent consideration, current (Note 2 and 17)	35,524	—
Deferred tax liabilities, current	603	275
Total current liabilities	125,413	54,664
Deferred revenue, long-term	—	533
Taxes payable, long-term	—	1,228
Deferred tax liabilities, long-term	4,563	351
Total liabilities	129,976	56,776
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 48,748,298 and 47,569,463 shares issued, 48,303,811 and 46,614,916 shares outstanding at December 31, 2014 and December 31, 2013, respectively	48	46
Additional paid-in capital	229,501	195,585
Retained earnings	260,598	190,986
Treasury stock	(4,043)	(8,684)
Accumulated other comprehensive loss	(22,054)	(1,832)
Total stockholders’ equity	464,050	376,101
Total liabilities and stockholders’ equity	$594,026	$432,877
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(US Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$730,027	$555,117	$433,799
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	456,530	347,650	270,361
Selling, general and administrative expenses	163,666	116,497	85,868
Depreciation and amortization expense	17,483	15,120	10,882
Goodwill impairment loss	2,241	—	—
Other operating expenses/(income), net	3,924	(643)	682
Income from operations	86,183	76,493	66,006
Interest and other income, net	4,769	3,077	1,941
Change in fair value of contingent consideration	(1,924)	—	—
Foreign exchange loss	(2,075)	(2,800)	(2,084)
Income before provision for income taxes	86,953	76,770	65,863
Provision for income taxes	17,312	14,776	11,379
Net income	$69,641	$61,994	$54,484
Foreign currency translation adjustments	(20,251)	(811)	2,493
Comprehensive income	$49,390	$61,183	$56,977
Net income allocated to participating securities	—	—	(3,341)
Net income available for common stockholders	$69,641	$61,994	$51,143

Net income per share:
Basic	$1.48	$1.35	$1.27
Diluted	$1.40	$1.28	$1.17
Shares used in calculation of net income per share:
Basic	47,189	45,754	40,190
Diluted	49,734	48,358	43,821

The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share data)

	For the Years Ended December 31, 2014, 2013 and 2012
	Series A-1 and A-2, Convertible Redeemable Preferred Stock		Series A-3 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2011	2,439,739	$85,940	290,277	$—	17,158,904	$17	$40,020	$74,508	$(15,972)	$(3,514)	$95,059
Conversion to common stock	(2,439,739)	(85,940)	(290,277)	—	21,840,128	22	85,918	—	—	—	85,940
Initial public offering of common stock	—	—	—	—	2,900,000	3	32,361	—	—	—	32,364
Offering issuance costs	—	—	—	—	—	—	(3,395)	—	—	—	(3,395)
Issuance of restricted stock	—	—	—	—	213,656	—	—	—	—	—	—
Stock issued in connection with acquisition of Instant Information	—	—	—	—	53,336	—	640	—	—	—	640
Stock issued in connection with acquisition of Thoughtcorp, Inc.	—	—	—	—	434,546	—	(346)	—	3,953	—	3,607
Stock issued in connection with acquisition of Empathy Lab, LLC	—	—	—	—	326,344	—	(2,969)	—	2,969	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,826	—	—	—	6,826
Proceeds from stock options exercises	—	—	—	—	1,515,580	2	4,963	—	—	—	4,965
Treasury stock retirement	—	—	—	—	—	—	(353)	—	353	—	—
Excess tax benefits	—	—	—	—	—	—	3,297	—	—	—	3,297
Currency translation adjustment	—	—	—	—	—	—	—	—	—	2,493	2,493
Net income	—	—	—	—	—	—	—	54,484	—	—	54,484
Balance, December 31, 2012	—	$—	—	$—	44,442,494	$44	$166,962	$128,992	$(8,697)	$(1,021)	$286,280
Stock-based compensation expense	—	—	—	—	—	—	13,150	—	—	—	13,150
Stock issued under the 2012 Non-Employee Directors Compensation Plan	—	—	—	—	14,041	—	—	—	—	—	—
Stock issued in connection with acquisition of Empathy Lab, LLC	—	—	—	—	1,483	—	(13)	—	13	—	—
Proceeds from stock options exercises	—	—	—	—	2,156,898	2	9,285	—	—	—	9,287
Excess tax benefits	—	—	—	—	—	—	6,201	—	—	—	6,201
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(811)	(811)
Net income	—	—	—	—	—	—	—	61,994	—	—	61,994
Balance, December 31, 2013	—	$—	—	$—	46,614,916	$46	$195,585	$190,986	$(8,684)	$(1,832)	$376,101

	For the Years Ended December 31, 2014, 2013 and 2012
	Series A-1 and A-2, Convertible Redeemable Preferred Stock		Series A-3 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	$—	—	$—	46,614,916	$46	$195,585	$190,986	$(8,684)	$(1,832)	$376,101
Stock issued in connection with acquisition of Netsoft LLC (Note 2)	—	—	—	—	2,289	—	(21)	—	21	—	—
Stock issued in connection with acquisition of GGA (Note 2)	—	—	—	—	262,277	—	(2,386)	—	2,386	—	—
Stock issued in connection with acquisition of Jointech (Note 2)	—	—	—	—	179,104	—	1,158	—	1,630	—	2,788
Stock issued in connection with acquisition of Great Fridays (Note 2)	—	—	—	—	90,864	—	(827)	—	827	—	—
Stock issued under the 2012 Non-Employee Directors Compensation Plan (Note 14)	—	—	—	—	7,738	—	—	—	—	—	—
Forfeiture of stock issued in connection with acquisition of Empathy Lab	—	—	—	—	(24,474)	—	223	—	(223)	—	—
Stock-based compensation expense (net of liability awards)	—	—	—	—	—	—	21,397	—	—	—	21,397
Proceeds from stock options exercises	—	—	—	—	1,171,097	2	10,596	—	—	—	10,598
Excess tax benefits	—	—	—	—	—	—	3,776	—	—	—	3,776
Prior periods retained earning adjustment	—	—	—	—	—	—	—	(29)	—	29	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(20,251)	(20,251)
Net income	—	—	—	—	—	—	—	69,641	—	—	69,641
Balance, December 31, 2014	—	$—	—	$—	48,303,811	$48	$229,501	$260,598	$(4,043)	$(22,054)	$464,050
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(US Dollars in thousands)	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$69,641	$61,994	$54,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,483	15,120	10,882
Bad debt expense	817	335	662
Deferred taxes	(3,270)	41	(3,933)
Stock-based compensation expense	24,620	13,150	6,826
Impairment and acquisition related charges	7,907	—	—
Excess tax benefit on stock-based compensation plans	(3,776)	(6,201)	(3,297)
Non-cash stock charge	—	—	640
Other	735	1,199	(66)
Changes in operating assets and liabilities:
(Increase)/ decrease in operating assets:
Accounts receivable	(30,410)	(17,302)	(12,664)
Unbilled revenues	(11,134)	(9,833)	(6,905)
Prepaid expenses and other assets	565	587	(1,339)
Increase/ (decrease) in operating liabilities:
Accounts payable	(2,603)	(2,900)	1,407
Accrued expenses and other liabilities	11,492	501	(5,825)
Deferred revenues	(1,514)	(2,325)	(767)
Due to employees	7,453	785	2,896
Taxes payable	16,868	3,074	5,498
Net cash provided by operating activities	104,874	58,225	48,499
Cash flows from investing activities:
Purchases of property and equipment	(11,916)	(13,360)	(13,376)
Payment for construction of corporate facilities	(3,924)	(2,560)	(13,701)
Employee housing loans	(1,740)	(7,982)	—
Proceeds from repayments of employee housing loans	1,793	2,189	—
Decrease in restricted cash and time deposits, net	1,430	429	470
Increase in other long-term assets, net	(1,479)	(516)	(69)
Acquisition of businesses, net of cash acquired (Note 2)	(37,093)	(20)	(32,951)
Net cash used in investing activities	(52,929)	(21,820)	(59,627)
Cash flows from financing activities:
Proceeds related to stock options exercises	10,571	9,300	4,951
Excess tax benefit on stock-based compensation plans	3,776	6,201	3,297
Net proceeds from issuance of common stock in initial public offering	—	—	32,364
Costs related to stock issue	—	—	(1,765)
Acquisition of business, deferred consideration	(4,000)	—	—
Net cash provided by financing activities	10,347	15,501	38,847
Effect of exchange rate changes on cash and cash equivalents	(10,965)	(811)	1,597
Net increase in cash and cash equivalents	51,327	51,095	29,316
Cash and cash equivalents, beginning of period	169,207	118,112	88,796
Cash and cash equivalents, end of period	$220,534	$169,207	$118,112
Supplemental disclosures of cash paid:
Income taxes	$11,756	$10,207	$13,065
Bank interest	$7	$26	$14

Noncash operating activities:

•
Included in the one time charges reported amount is the goodwill impairment loss of $2,241, contingent consideration fair value adjustment of $1,924, and write off related to the building construction in Minsk, Belarus of $3,742.

Noncash financing activities:

•	Included in Impairment and acquisition related charges

◦	Deferred consideration payable in connection with acquisitions of businesses was $1,022 in 2014 and $0 in 2013 and 2012.

◦	Contingent consideration payable in connection with acquisitions of businesses was $36,322 in 2014 and $0 in 2013 and 2012.

◦	Total incurred but not paid costs related to acquisition of businesses were $0 in 2014 and 2013, $96 in 2012.

The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013
AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(US Dollars in thousands, except share and per share data)

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
EPAM is a leading global provider of complex software engineering solutions and information technology ("IT") services to clients throughout North America, Western and Eastern Europe, Russia and Asia. The Company serves primarily Fortune Global 2000 companies in various industries with the main focus on Independent Software Vendors (“ISVs”) and technology, banking and financial services, business information and media, and travel and hospitality. Other industries include retail, energy, life sciences, healthcare, telecommunications, and government.
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
Emerging growth company status — In April 2012, several weeks after EPAM’s initial public offering in February 2012, President Obama signed into law the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act contains provisions that relax certain requirements for “emerging growth companies” that otherwise apply to larger public companies. For as long as a company retains emerging growth company status, it will not be required to (1) provide an auditor’s attestation report on the Company’s internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new or revised financial accounting standard applicable to public companies until such standard is also applicable to private companies, (3) comply with certain new requirements adopted by the Public Company Accounting Oversight Board, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on matters relating to executive compensation. Based on EPAM's market capitalization on June 30, 2014, it was deemed a large accelerated filer as of December 31, 2014. Therefore, EPAM no longer qualifies as an emerging growth company.

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

The majority of the Company’s revenues (84.7% of revenues in 2014, 82.3% in 2013 and 84.1% in 2012) is generated under time-and-material contracts whereby revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues when incurred. The majority of such revenues are billed on an hourly, daily or monthly basis whereby actual time is charged directly to the client.
Revenues from fixed-price contracts (13.6% of revenues in 2014, 15.7% in 2013 and 13.7% in 2012) are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenues are deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. In order to estimate the amount of revenue for the period under the proportional performance method, the Company determines the percentage of actual labor hours incurred as compared to estimated total labor hours and applies that percentage to the consideration allocated to the deliverable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect such estimates, including labor hours and specification and testing requirement changes. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. No significant revisions occurred in each of the three years ended December 31, 2014, 2013 and 2012. The Company’s fixed price contracts are generally recognized over a period of 12 months or less.
The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income and comprehensive income.
Cost of Revenues (Exclusive of Depreciation and Amortization) — Consists principally of salaries, employee benefits, stock compensation expense and non-reimbursable travel costs for IT professionals, and subcontractor fees.
Selling, General and Administrative Expenses — Consist of expenses associated with promoting and selling the Company’s services and include such items as the cost of advertising and other promotional activities as well as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions and travel. General and administrative expenses include other operating items such as officers’ and administrative personnel salaries, stock compensation expense and related fringe benefits as well as legal and audit expenses, insurance, provision for doubtful accounts, and operating lease expenses.
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
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, other than contingent liabilities in connection with the acquisitions of businesses.
At December 31, 2014, contingent liabilities measured at fair value on a recurring basis comprised contingent consideration payable in cash and stock, and performance-based awards issued to certain former owners of the acquired businesses in exchange for future services.
The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses, and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency. Contingent liabilities are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results. See Note 17 for contingent liabilities activity.
Financial Assets and Liabilities Measured At Fair Value on a Non-Recurring Basis
The amounts of the Company’s financial assets and liabilities, with the exceptions of employee housing loans and other employee loans described further herein, approximate fair value because of their short-term maturities.
Employee Housing Loans — The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. The Company also assessed the probability of future defaults and associated cash flows impact. In addition, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the year ended December 31, 2014 approximated their fair values upon initial recognition. The Company also estimated the fair values of the housing loans that were outstanding as of December 31, 2014 and 2013 using the inputs noted above and determined their fair values approximated the carrying values as of that date.
Employee Loans, Other — The Company also issues short-term non-interest bearing relocation loans and other employee loans. These loans are considered Level 3 measurements. The Company’s Level 3, unobservable inputs reflect its assumptions about the factors that market participants use in pricing similar receivables, and are based on the best information available in the circumstances. Due to the short-term nature of employee loans (i.e., the relatively short time between the origination of the instrument and its expected realization), the carrying amount is a reasonable estimate of fair value. As of December 31, 2014, the carrying values of these employee loans approximated their fair values.
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

Cash and Cash Equivalents — Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with maturities of three months or less at the date acquired. As of December 31, 2014 and 2013 the Company had no cash equivalents.
Restricted Cash — Restricted cash represents cash that is restricted by agreements with third parties for special purposes and includes time deposits. See Note 6 for items that constitute restricted cash.
Accounts Receivable — Accounts receivable are stated net of an allowance for doubtful accounts. Outstanding accounts receivable are reviewed periodically and allowances are provided at such time the management believes it is probable that such balances will not be collected within a reasonable time. The allowance for doubtful accounts is determined by evaluating the relative creditworthiness of each client, historical collections experience and other information, including the aging of the receivables. Accounts receivable are generally written off when they are deemed uncollectible. Bad debts are recorded based on historical experience and management's evaluation of accounts receivable.
The table below summarizes movements in qualifying accounts for the years ended December 31, 2014, 2013 and 2012:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Year
Allowance for Doubtful Accounts (Billed and Unbilled):
Fiscal Year 2012	$2,250	$1,244	$(1,291)	$2,203
Fiscal Year 2013	2,203	619	(1,022)	1,800
Fiscal Year 2014	1,800	1,325	(944)	2,181
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
Property and Equipment — Property and equipment acquired in the ordinary course of the Company’s operations are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets generally ranging from three to 50 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred.
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with ASC 350. They are tested annually for impairment and are not amortized.
The Company performs an annual impairment test by comparing the respective fair value of its reporting units to their respective carrying values to identify if any impairment indicators exist. If an indicator of impairment is identified, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount, and the impairment loss is measured by the excess of the carrying value over fair value. The fair values are estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings multiples based on market data. These valuations are considered Level 3 measurements under FASB ASC Topic 820. The Company utilizes estimates to determine the fair value of the reporting units such as future cash flows, growth rates, capital requirements, effective tax rates and projected margins, among other factors. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. The Company is also required to assess the goodwill of its reporting units for impairment between annual assessment dates when events or circumstances dictate.
Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis.
Effective in the fourth quarter of 2013, the Company changed the annual goodwill impairment assessment date for all of its reporting units from December 31st to October 31st, which represented a voluntary change in the annual goodwill impairment testing date. The Company evaluates the recoverability of goodwill at a reporting unit level and it had three reporting units, which had goodwill, that were subject to the annual impairment testing in 2014. See Note 3 for disclosure regarding goodwill and intangible assets.
Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment, and finite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds the asset's fair value. When the carrying value of an asset is more than the sum of the undiscounted cash flows that are expected to result from the asset's use and eventual disposition, it is considered to be unrecoverable. Therefore, when an asset’s carrying value will not be recovered and it is more than its fair value the Company would deem the asset to be impaired. Property and equipment held for disposal are carried at the lower of the current carrying value or fair value less estimated costs to sell. The Company did not incur any impairment of long-lived assets for the years ended December 31, 2014, 2013 and 2012.
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
Off-Balance Sheet Financial Instruments — Include credit instruments, such as standby letters of credit and guarantees issued under customer contracts. The face amount for these items represents the exposure to loss, before considering available collateral or the borrower’s ability to repay. Such financial instruments are recorded when they are funded. Loss contingencies arising from off-balance sheet credit exposures are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe there are such matters that will have a material effect on the consolidated financial statements.
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
Risks and Uncertainties — Principally all of the Company’s IT delivery centers and a majority of its employees are located in Central and Eastern Europe and the APAC region. As a result, the Company may be subject to certain inherent risks associated with international operations, including the application and imposition of protective legislation and regulations relating to import and export; difficulties in enforcing intellectual property and contractual rights; complying with a wide variety of foreign laws; potentially adverse tax consequences; tariffs, quotas and other trade protection methods; and overall foreign policy and variability of foreign economic conditions.
Concentration of Credit — The Company maintains cash and cash equivalents and short-term investments with financial institutions. The Company determined that the Company's credit policies reflect normal industry terms and business risk and there is no expectation of non-performance by the counterparties. As of December 31, 2014, $59.3 million of total cash was held in CIS countries, with $34.2 million of that in Belarus. Banking and other financial systems in the CIS region are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS region generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. A banking crisis, bankruptcy or insolvency of banks that process or hold our funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition.
As of December 31, 2014, unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 16.5% of our total unbilled trade receivables as of that date. There were no customers individually exceeding 10% of our billed trade receivables as of December 31, 2014.
During the years ended December 31, 2014, 2013 and 2012, revenues from our top five customers were $239,396, $169,987 and $134,484, respectively, representing 32.8%, 30.6% and 31.0%, respectively, of total revenues in the corresponding periods. Revenues from our top ten customers were $320,126, $234,955 and $192,426 in 2014, 2013 and 2012, respectively, representing 43.9%, 42.3% and 44.4%, respectively, of total revenues in corresponding periods.
During the year ended December 31, 2014, the Company had one customer, UBS AG, with revenues of $97.6 million, which accounted for more than 10% of total revenues. No customer accounted for over 10% of total revenues in 2013 and 2012.
During the years ended December 31, 2014, 2013 and 2012 the Company incurred subcontractor costs of $1,885, $2,078 and $3,535, respectively, to a vendor for staffing, consulting, training, recruiting and other logistical / support services provided for the Company’s delivery and development operations in Eastern Europe. Such costs are included in cost of revenues and sales, general and administrative expenses, as appropriate, in the accompanying consolidated statements of income and comprehensive income.
Foreign currency risk — The Company generates revenues in various global markets based on client contracts obtained in non-U.S. dollar currencies, principally, Euros, British pounds, Canadian dollars, and Russian rubles. The Company incurs expenditures in non-U.S. dollar currencies, principally in Hungarian forints, Euros, Russian rubles, and Hong Kong dollars and China yuan renminbi (“CNY”) associated with the IT delivery centers located in CEE and APAC regions. The Company is exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies, and cash flows for expenditures in foreign currencies. The Company does not use derivative financial instruments to hedge the risk of foreign exchange volatility.
Interest rate risk — The Company’s exposure to market risk is influenced primarily by changes in interest rates on interest payments received on cash and cash equivalent deposits and paid on any outstanding balance on the Company's revolving line of credit, which is subject to a variety of rates depending on the type and timing of funds borrowed (see Note 12). The Company does not use derivative financial instruments to hedge the risk of interest rate volatility.

Recent Accounting Pronouncements
In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may also elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendment is effective on November 18, 2014. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The update aims to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for annual period and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial statements as the Company currently does not engage in derivatives and hedging.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. These amendments aim to reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which impacts virtually all aspects of an entity’s revenue recognition. The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal periods beginning after December 15, 2014, including interim periods within that reporting period, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial statements, but will impact the reporting of any future dispositions.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard became effective for the periods commencing January 1, 2014, and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company adopted the ASU effective January 1, 2014. The adoption of this standard did not have any effect on the Company’s consolidated financial statements.

2.	ACQUISITIONS
During the year ended December 31, 2014, the Company completed four acquisitions. The acquisitions intend to allow the Company to expand into desirable geographic locations, complement the existing vertical markets, increase the volume of revenue and create new offerings of services currently provided. These acquisitions have been accounted for using the acquisition method for recording business combinations. Acquisitions are settled in cash and/or stock where a portion of the settlement price may be deferred. In some cases, purchase agreements contain contingent consideration in a form of an earnout obligation. The table below discloses respective details of each acquisition.

Name of Acquisition	Effective Date of Acquisition	Common Shares		Fair Value of Common Shares		Cash, Net of Working Capital and Other Adjustments		Recorded Earnout Payable		Total Recorded Purchase Price	Maximum Potential Earnout Payable
		Issued	Deferred	Issued	Deferred	Paid	Deferred	Cash	Stock
		(in shares)		(in thousands)
Netsoft	March 5, 2014	—	—	$—	$—	$2,373	$1,022	$1,825	$—	$5,220	$1,825
Jointech	April 30, 2014	—	89,552	—	2,788	10,000	4,000	15,000	5,000	36,788	20,000
GGA (1)	June 6, 2014	—	—	—	—	14,892	—	11,400	—	26,292
Great Fridays	October 31, 2014	—	—	—	—	10,854	—	1,173	—	12,027	1,173
		—	89,552	$—	$2,788	$38,119	$5,022	$29,398	$5,000	$80,327

(1)	The amount of the maximum potential earnout payable to GGA, if any, is not limited based on the terms of the purchase agreement.
Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the respective acquisition. The maximum potential earnouts payable disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnouts payable, which are based upon the estimated future operating results of the acquired businesses within a seven-to twelve-month period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. The Company will record subsequent changes in the fair value of the earnout obligations, if any, in its consolidated income from operations. Please see Note 17 for discussion around significant inputs and assumptions relating to the earnout obligation.
Netsoft — On March 5, 2014, the Company completed an acquisition of substantially all of the assets and assumed certain specific liabilities of U.S.-based healthcare technology consulting firm Netsoft Holdings LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). As a result of this transaction, substantially all of the employees of Netsoft, including approximately 40 IT professionals, accepted employment with the Company. In connection with the Netsoft acquisition, the Company agreed to issue a total of 2,289 restricted shares of Company common stock as consideration for future services to key management and employees of Netsoft (the “Netsoft Closing Shares”). The Company agreed to pay a deferred consideration, partially paid in stock of 9,154 restricted shares of Company common stock. Furthermore, subject to attainment of certain performance targets defined in the purchase agreement, the Company will issue 16,349 restricted shares of Company common stock (collectively with the Netsoft Closing Shares and deferred shares, the “Netsoft Employment Shares”). The Netsoft Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. All unvested shares will be forfeited upon termination of services by the Company for cause or by the employee other than for good reason. The Netsoft Employment Shares had an estimated value of $1,017 at the time of grant and will be recorded as stock-based compensation expense over an associated service period of three years (Note 14). Under the terms of this agreement, all of the Netsoft Closing Shares, as well as $256, were placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the asset purchase agreement.
Jointech — On April 30, 2014, the Company acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzhen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). Jointech provides strategic technology services to multi-national organizations in investment banking, wealth and asset management. As a result of this transaction, substantially all employees of Jointech, including approximately 216 IT professionals, accepted employment with the Company. In connection with the Jointech acquisition, the Company agreed to issue a total of 89,552 shares of the Company common stock to a former owner of Jointech as consideration for future services on or about the six-month anniversary from the date of acquisition (the “Jointech Closing Shares”). Furthermore, the Company will pay to that former owner up to a maximum of $5,000 in shares of Company common stock determined based on the average closing price per share for the 30-trading day period preceding April 1, 2015 (collectively with the Jointech Closing Shares, the “Jointech Employment Shares”). The Jointech Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. All unvested Jointech Employment Shares will be forfeited upon termination of services for cause by the Company or other than for good reason (as applicable) by either of the two former owners of the acquired business. The aggregate fair value of the Jointech Employment Shares at the date of grant was $7,788 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 14).
Under the terms of the agreement, 15% of the total purchase price, in cash and stock, including the Jointech Employment Shares, was placed in an escrow account for a period of 18 months as security for the indemnification obligations of the sellers under the stock purchase agreement.
GGA — On June 6, 2014, the Company acquired substantially all of the assets and assumed certain specific liabilities of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications and content databases; creates state-of-the-art algorithms and models; and delivers IT support, maintenance, and QA services to the world’s leading healthcare and life sciences companies. As a result of this transaction, substantially all employees of GGA, including approximately 329 IT professionals and 126 scientists, accepted employment with the Company. In connection with the GGA acquisition, the Company agreed to issue a total of 262,277 shares of the Company common stock to the former owners of GGA as consideration for future services (the “GGA Closing Shares”). Furthermore, subject to attainment of specified performance targets, the Company will issue to the former owners of GGA shares of its common stock based on the formula provided in the purchase agreement (collectively with GGA Closing Shares, the “GGA Employment Shares”). The GGA Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GGA Employment Shares at the date of grant was $20,655 and will be recorded as stock-based expense over an associated service period of three years (Note 14). Under the terms of the agreement, a total of 102,631 of the GGA Employment Shares were placed into an escrow account as security for the indemnification obligations of the sellers under the asset purchase agreement.
Great Fridays — On October 31, 2014, the Company acquired 100% of the equity interests of Great Fridays Limited and its subsidiaries with intent to expand the Company's product and design service portfolio. Great Fridays Limited, headquartered in Manchester, UK, with offices in London, San Francisco and New York, focuses on bridging the gap between business and design. The acquisition of Great Fridays added approximately 50 creative design professionals to the Company's headcount.
In connection with the Great Fridays acquisition, the Company agreed to issue a total of 90,864 shares of the Company common stock to the former owners of Great Fridays as consideration for future services (the “Great Fridays Closing Shares”). Furthermore, subject to attainment of specified performance targets, the Company will pay the former owners of Great Fridays up to a maximum of 10,092 shares of the Company common stock (collectively with Great Fridays Closing Shares, the “GF Employment Shares”). The GF Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GF Employment Shares at the date of grant was $4,823 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 14). Under the terms of the agreement, a total of 28,390 of the GF Employment Shares were placed into an escrow account as security for the indemnification obligations of the sellers under the asset purchase agreement.

The following is a summary of the preliminary estimated fair values of the net assets acquired at the date of each respective acquisition during the year ended December 31, 2014 as originally reported in the quarterly condensed consolidated financial statements and at December 31, 2014:

	Netsoft		Jointech		GGA		Great Fridays	Total
	At Originally Reported	At December 31, 2014	As Originally Reported	At December 31, 2014	As Originally Reported	At December 31, 2014	At December 31, 2014	As Originally Reported	At December 31, 2014
Cash and cash equivalents	$—	$—	$871	$871	$—	$—	$259	$1,130	$1,130
Trade receivables and other current assets	788	788	784	784	5,157	5,471	1,825	8,554	8,868
Property and equipment and other long-term assets	52	52	338	338	444	444	262	1,096	1,096
Deferred tax asset	351	—	—	—	4,463	—	—	4,814	—
Acquired intangible assets	1,700	1,700	25,744	22,485	10,959	10,959	5,747	44,150	40,891
Goodwill	2,776	2,749	11,033	17,404	6,496	12,115	6,947	27,252	39,215
Total assets acquired	5,667	5,289	38,770	41,882	27,519	28,989	15,040	86,996	91,200
Accounts payable and accrued expenses	69	69	728	728	2,593	2,593	872	4,262	4,262
Deferred revenue	—	—	—	—	—	104	317	317	421
Due to employees	—	—	1,254	1,254	—	—	624	1,878	1,878
Deferred tax liability	—	—	—	3,112	—	—	1,200	1,200	4,312
Total liabilities assumed	69	69	1,982	5,094	2,593	2,697	3,013	7,657	10,873
Net assets acquired	$5,598	$5,220	$36,788	$36,788	$24,926	$26,292	$12,027	$79,339	$80,327
The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date and updated for any changes as of December 31, 2014. During the year ended December 31, 2014, the following updates were made to the initially reported balances with some of the adjustments being reported in the third quarter between goodwill and deferred tax accounts.
For Netsoft, the deferred tax asset and goodwill were adjusted and decreased the net assets acquired by $378. For Jointech, intangible assets were adjusted to reflect the results of a preliminary valuation report obtained and a deferred tax liability was established, both increasing goodwill with no change to the net assets acquired. For GGA, additional accounts receivable and deferred revenue were recognized, deferred tax assets were netted with recognized deferred tax liabilities, and the final working capital adjustment was completed, which in aggregate increased the net assets acquired by $1,366.
The Company is gathering additional information necessary to finalize the estimated fair values of intangible assets, deferred income taxes, and other asset and liability amounts. The fair values reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the respective acquisition dates.
The following table presents the estimated fair values and useful lives of intangible assets acquired during the year ended December 31, 2014:

	Netsoft		Jointech		GGA		Great Fridays
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$1,700	10	$22,173	10	$10,959	10	$5,747
Trade names	—	—	2	312	—	—	—	—
Total		$1,700		$22,485		$10,959		$5,747

The following is a summary of revenues, net income and acquisition-related costs included in the consolidated statements of income and comprehensive income for the year ended December 31, 2014:

	For the Year Ended December 31, 2014
	Netsoft		Jointech		GGA		Great Fridays		Total
Revenues	$5,068		$13,060		$19,809		$1,821		$39,758
Net Income	806	[1]	(3,090)	[2]	822	[3]	(72)	[4]	(1,534)
Acquisition-related costs	$75		$361		$325		$24		$785

(1)	Included in net income is $252 of stock-based compensation expense related to the Netsoft Employment Shares for the year ended December 31, 2014.

(2)	Included in net income is $1,738 of stock-based compensation expense related to the Jointech Employment Shares for the year ended December 31, 2014.

(3)	Included in net income is $4,322 of stock-based compensation expense related to the GGA Employment Shares for the year ended December 31, 2014.

(4)	Included in net income is $239 of stock-based compensation expense related to the Great Fridays Employment Shares for the year ended December 31, 2014.
Aggregate revenues generated by the acquired companies for the year ended December 31, 2013, were approximately $46.5 million. Pro forma results of operations for the acquisition transactions were not presented because the effects of the acquisitions were not material to the Company’s consolidated results of operation, individually or in the aggregate.
3.GOODWILL AND INTANGIBLE ASSETS - NET
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2013	$16,643	$2,864	$3,191	$22,698
Net effect of foreign currency exchange rate changes	(205)	—	(225)	(430)
Balance as of December 31, 2013	16,438	2,864	2,966	22,268
Acquisition of Netsoft (Note 2)	2,749	—	—	2,749
Acquisition of Jointech (Note 2)	—	17,404	—	17,404
Acquisition of GGA (Note 2)	12,115	—	—	12,115
Acquisition of Great Fridays (Note 2)	—	6,947	—	6,947
Goodwill written-off	—	—	(2,241)	(2,241)
Net effect of foreign currency exchange rate changes	(224)	(876)	(725)	(1,825)
Balance as of December 31, 2014	$31,078	$26,339	$—	$57,417
Excluded from the table above is the Other segment. As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, the Company performed a goodwill impairment test. In assessing impairment in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other,” the Company determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $1,697 in the Other operating segment. As of December 31, 2014, 2013 and 2012 the book value of the Other segment was $0.
The Company performed an annual goodwill impairment test as of October 31, 2014 in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other.” In assessing impairment both qualitatively and quantitatively based on the total of the expected future discounted cash flows directly related to the reporting unit, the Company determined that the fair value of the Russia reporting unit was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $2,241 as of December 31, 2014. All existing assets that related to the Russia segment, excluding goodwill and including any unrecognized intangible assets, were assessed by management and deemed to not be impaired.

There were no accumulated impairments losses in North America or Europe operating segments as of December 31, 2014, 2013 or 2012.
As part of the Netsoft acquisition, substantially all of the employees of Netsoft accepted employment with the Company. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire Netsoft is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.
As part of the Jointech acquisition, substantially all of the employees of Jointech continued employment. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire Jointech is attributable to the workforce of the acquired business. Based on the determination of the reportable units, Jointech has been placed in the Europe reportable unit based on managerial responsibility and consistent with segment reporting. All of the goodwill was allocated to the Company’s UK operations and is presented within Europe segment.
As part of the GGA acquisition, substantially all of the employees of GGA accepted employment with the Company. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire GGA is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.
As part of the Great Fridays acquisition, substantially all of the employees of Great Fridays continued employment. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire Great Fridays is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.

	2014
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	10	$48,482	$(4,664)	$43,818
Trade name	5	6,372	(2,894)	3,478
Non-competition agreements	5	813	(420)	393
Total		$55,667	$(7,978)	$47,689

	2013
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	9	$13,432	$(4,885)	$8,547
Trade name	5	6,232	(1,643)	4,589
Non-competition agreements	5	848	(250)	598
Total		$20,512	$(6,778)	$13,734

	2012
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	9	$13,724	$(3,640)	$10,084
Trade name	5	6,372	(439)	5,933
Non-competition agreements	5	881	(64)	817
Total		$20,977	$(4,143)	$16,834

All of the intangible assets have finite lives and as such are subject to amortization. Recognized amortization expense for the years ended December 31 is presented in the table below:

	For the Years Ended December 31,
	2014	2013	2012
Client relationships	$3,843	$1,373	$627
Trade name	1,319	1,222	333
Non-competition agreements	187	190	64
Total	$5,349	$2,785	$1,024
Estimated amortization expenses of the Company’s existing intangible assets for the next five years ending December 31, were as follows:

Amount
2015	$6,520
2016	6,383
2017	5,957
2018	5,032
2019	4,748
Thereafter	19,049
Total	$47,689
4.PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	December 31, 2014	December 31, 2013
Taxes receivable	$3,966	$7,295
Prepaid expenses	3,703	3,399
Security deposits under operating leases	476	1,005
Prepaid equipment	185	986
Unamortized software licenses and subscriptions	454	981
Due from employees	96	218
Other	409	471
Total	$9,289	$14,355

5.	EMPLOYEE LOANS AND ALLOWANCE FOR LOAN LOSSES
In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program (the “Housing Program”), which assists employees in purchasing housing in Belarus in a form of a loan. The Housing Program was designed to be a retention mechanism for the Company’s employees in Belarus and is available to full-time qualified employees who have been with the Company for at least three years. The aggregate maximum lending limit of the program is $10,000, with individual loans not exceeding $50. The housing is sold directly to employees by independent third parties. In addition to the housing loans, the Company issues relocation loans in connection with intra-company transfers, as well as certain other individual loans.
During the year ended December 31, 2014, loans issued by the Company under the Housing Program were denominated in U.S. Dollars with a 5-year term and carried an interest rate of 7.5%.

At December 31, 2014 and December 31, 2013, categories of employee loans included in the loan portfolio were as follows:

	December 31, 2014	December 31, 2013
Housing loans	$5,848	$5,896
Relocation and other loans	667	494
Total employee loans	6,515	6,390
Less:
Allowance for loan losses	—	—
Total loans, net of allowance for loan losses	$6,515	$6,390
There were no loans issued to principal officers, directors, or their affiliates during the years ended December 31, 2014, 2013 and 2012.
On a quarterly basis, the Company reviews the aging of its loan portfolio to evaluate information about the ability of employees to service their debt, including historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments based on the knowledge of individual borrowers, among other factors.
As of December 31, 2014 and December 31, 2013, there were no material past due or non-accrual employee loans. The Company determined no allowance for loan losses was required regarding its employee loans as of December 31, 2014 and December 31, 2013 and there were no movements in provision for loan losses during the years ended December 31, 2014, 2013 and 2012.

6.	RESTRICTED CASH AND TIME DEPOSITS
Restricted cash and time deposits consisted of the following:

	December 31, 2014	December 31, 2013
Time deposits	$—	$1,188
Short-term security deposits under customer contracts	—	298
Long-term deposits under employee loan programs	156	225
Long-term deposits under operating leases	—	—
Total	$156	$1,711
There were no time deposits as of December 31, 2014.
Included in time deposits as of December 31, 2013, was a bank deposit of $1,188, which earned interest at the rate of 2.05%. The deposit matured on October 15, 2014.
At December 31, 2014 and 2013 short-term security deposits under customer contracts included fixed amounts placed in connection with bank guarantees to secure appropriate performance by the Company. The Company estimates the probability of non-performance under these contracts as remote therefore, no provision for losses has been recognized in respect of these amounts as of December 31, 2014 and 2013.
Also included in restricted cash as of December 31, 2014 and 2013 were deposits of $156 and $225, respectively, placed in connection with certain employee loan programs (See Note 16).

7.	PROPERTY AND EQUIPMENT — NET
Property and equipment consisted of the following:

	Useful Life (in years)	December 31, 2014	December 31, 2013
Computer hardware	3	$32,374	$29,884
Leasehold improvements	lease term	6,287	5,903
Furniture and fixtures	7	7,348	5,688
Purchased computer software	3	3,606	5,042
Office equipment	7	5,043	4,679
Building	50	17,123	16,534
Construction in progress (Note 16)	n/a	17,885	15,749
		89,666	83,479
Less accumulated depreciation and amortization		(34,532)	(30,164)
Total		$55,134	$53,315
Depreciation and amortization expense related to property and equipment was $12,134, $12,335 and $9,858 for the years ended December 31, 2014, 2013 and 2012, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013
Compensation	$22,766	$13,674
Acquisition related deferred consideration	1,022	—
Subcontractor costs	2,815	2,933
Professional fees	1,162	947
Facilities costs	757	334
Other	3,681	2,287
Total	$32,203	$20,175

9.	TAXES PAYABLE
Current taxes payable consisted of the following:

	December 31, 2014	December 31, 2013
Corporate profit tax	$7,982	$3,717
Value added taxes	6,279	5,975
Payroll, social security, and other taxes	10,443	4,479
Total	$24,704	$14,171
As of December 31, 2013, long-term taxes payable included amounts for unrecognized tax benefits and related interest. As of December 31, 2014, there were no long-term taxes payable.

10.	INCOME TAXES
Income before provision for income taxes shown below was based on the geographic location to which such income was attributed as follows:

	For the Years Ended December 31,
	2014	2013	2012
Income before income tax expense:
Domestic	$(7,229)	$7,001	$9,291
Foreign	94,182	69,769	56,572
Total	$86,953	$76,770	$65,863

	For the Years Ended December 31,
	2014	2013	2012
Income tax expense (benefit) consists of:
Current
Federal	$7,741	$6,150	$6,881
State	338	310	319
Foreign	12,504	8,275	7,969
Deferred
Federal	(3,979)	(668)	(625)
State	(43)	14	24
Foreign	751	695	(3,189)
Total	$17,312	$14,776	$11,379
Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset and liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Fixed assets	$181	$732
Intangible assets	3,789	4,532
Accrued expenses	1,282	3,488
Net operating loss carryforward	844	—
Deferred revenue	4,328	2,050
Stock-based compensation	6,994	407
Valuation allowance	(149)	—
Restricted stock options	2	1,336
Other assets	30	680
Deferred tax assets	17,301	13,225
Deferred tax liabilities:
Fixed assets	800	804
Accrued revenue and expenses	635	846
Deferred inter-company gain	405	405
Equity compensation	7,013	1,593
Other liabilities	24	254
Deferred tax liability	8,877	3,902
Net deferred tax asset	$8,424	$9,323
At December 31, 2014, the Company had current and non-current deferred tax assets of $2,496 and $11,094, respectively, and current and non-current tax liabilities of $603 and $4,563, respectively. At December 31, 2013, the Company had current and non-current deferred tax assets of $5,392 and $4,557, respectively, and current and non-current tax liabilities of $275 and $351, respectively.
At December 31, 2014, the Company has a net operating loss in China and Singapore related to the acquisition of Jointech. This net operating loss will be utilized prior to its expiration. No provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of December 31, 2014, certain subsidiaries had approximately $340.5 million of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income as follows:

	For the Years Ended December 31,
	2014	2013	2012
Statutory federal tax	$29,564	$26,102	$22,393
Increase/ (decrease) in taxes resulting from:
State taxes, net of federal benefit	311	368	280
Provision adjustment for current year uncertain tax position	(1,220)	—	—
Effect of permanent differences	8,589	2,524	2,177
Stock-based compensation	3,782	1,948	1,165
Rate differential between U.S. and foreign	(24,772)	(17,279)	(14,472)
Change in foreign tax rate	754	(59)	148
Change in valuation allowance	149	489	(489)
Other	155	683	177
Provision for income taxes	$17,312	$14,776	$11,379
On September 22, 2005, the president of Belarus signed the decree “On the High-Technologies Park” (the “Decree”). The Decree is aimed at boosting the country’s high-technology sector. The Decree stipulates that member technology companies have a 100% exemption from Belarusian income tax of 18% effective July 1, 2006. The Decree is in effect for a period of 15 years from July 1, 2006.
The Company’s subsidiary in Hungary benefits from a tax credit of 10% of annual qualified salaries, taken over a 4-year period, for up to 70% of the total tax due for that period. The Company has been able to take the full 70% credit for 2008 - 2014. The Hungarian tax authorities repealed the tax credit beginning with 2012. However, credits earned in the years prior to 2012, will be allowed to be used through 2014. The Company has utilized the 70% limit through 2014.
The aggregate dollar benefits derived from these tax holidays approximated $16.8 million, $9.7 million and $8.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The benefit the tax holiday had on diluted net income per share approximated $0.34, $0.20 and $0.19 for the years ended December 31, 2014, 2013 and 2012, respectively.
The liability for unrecognized tax benefits is included in income tax liability within the consolidated balance sheets at December 31, 2014 and 2013. At December 31, 2014 and 2013, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state tax positions) was $200 and $1,271, respectively, (excluding penalties and interest of $12 and $189, respectively). Of this total, $212 and $1,328, respectively, (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $12, $189 and $125 at December 31, 2014, 2013 and 2012, respectively.
The beginning to ending reconciliation of the gross unrecognized tax benefits were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Gross Balance at January 1	$1,271	$1,271	$1,271
Increases in tax positions in current year	—	—	—
Increases in tax positions in prior year	—	—	—
Decreases due to settlement	(1,071)	—	—
Balance at December 31	$200	$1,271	$1,271
There were no tax positions for which it was reasonably possible that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The Company’s significant tax jurisdictions are the U.S. Federal, Pennsylvania, Canada, Russia, Denmark, Germany, Ukraine, the United Kingdom, Hungary, Switzerland and Kazakhstan. As a result of 2014 acquisitions, the Company has an additional filing responsibility in Singapore, Hong Kong and China. The tax years subsequent to 2010 remain open to examination by the Internal Revenue Service. Generally, the tax years subsequent to 2010 remain open to examination by various state and local taxing authorities and various foreign taxing authorities.

11.	EMPLOYEE BENEFITS
The Company has established a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation by up to the statutory limit. Effective January 1, 2013, the Company provides discretionary matching contributions to the plan up to a maximum of 2.0% of the employee’s eligible compensation. Employer contributions charged to expense for the years ended December 31, 2014 and 2013, were $549 and $404, respectively. The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

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
Borrowings under the 2014 Credit Facility may be denominated in U.S. dollars or, up to a maximum of $50,000 in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). Borrowings under the 2014 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. Base rate is equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%.
The 2014 Credit Facility is secured by: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries.
As of December 31, 2014, the borrowing capacity of the Company under the 2014 Credit Facility was $100,000.
The 2014 Credit Facility contains customary affirmative and negative covenants, including financial and coverage ratios. As of December 31, 2014, the Company was in compliance with all debt covenants as of that date.
As of December 31, 2014, the Company had no outstanding debt under the 2014 Credit Facility.

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
Series A-1 Convertible Redeemable Preferred Stock (“Series A-1 Preferred”) — On January 20, 2006, Siguler Guff LLC, a New York based private equity investment firm, acting through its affiliated investment funds Russia Partners II LP (“RPII”) and Russia Partners EPAM Fund LP (“RPE”), purchased 657,354 shares of Series A-1 Preferred at $12.17 per share or $8,000. At the same time, RPII and RPE also acquired 11,180,648 shares of the Company’s common stock from existing holders, and the Company enabled RPII and RPE to convert such shares into 1,397,581 shares of Series A-1 Preferred. The difference between the share price of the Series A-1 Preferred ($12.17 per share) and the common stock ($1.13 per share) exchanged of $6,803 has been recorded as a deemed dividend. The Company accreted the 12.5% compounded annual rate of return through April 15, 2010, in accordance with the redemption provision as detailed below. There was no accretion for the years ended December 31, 2014, 2013 and 2012. The ending redemption value was $41,245 at December 31, 2011.
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
Series A-2 Convertible Redeemable Preferred Stock (“Series A-2 Preferred”) — On February 19, 2008, the Company completed a private placement and raised net proceeds of $47,601 ($50,000 gross less $2,399 costs) from the sale of 675,081 shares of Series A-2 Preferred at a sale price of $74.07 per share. There was no annual accretion for the years ended December 31, 2014, 2013 and 2012. There was no ending carrying value at December 31, 2014, 2013 and 2012, respectively.
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

Treasury Stock — During the years ended December 31, 2014 and 2012, the Company issued treasury stock in connection with acquisitions completed in 2014 and 2012 (See Note 2). During 2012, the Company retired 38,792 shares of its treasury stock.

14.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the consolidated statements of income and comprehensive income:

	For the Years Ended December 31,
	2014	2013	2012
Cost of revenues	$8,648	$4,823	$2,809
Selling, general and administrative expenses	15,972	8,327	4,017
Total	$24,620	$13,150	$6,826
Equity Plans
During the second quarter of 2013, the Company finalized the fair values of the net assets acquired from Empathy Lab. As a result, the Company issued an additional 1,483 shares of unvested (“restricted”) common stock to the sellers of Empathy Lab on July 11, 2013 to settle the difference between the initial number of shares issued upon acquisition and the total number of shares due in connection with this transaction. The shares vest 33.33% on each of the first, second and third anniversaries of the closing date. Upon termination of the recipient’s services with the Company with Cause or without Good Reason (in each case, as defined in the escrow agreement), any unvested shares will be forfeited. The fair value of the restricted shares at the time of grant was $42.
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
2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity grants to company personnel. As of December 31, 2014, 4,785,761 shares of common stock remained available for issuance under the 2012 Plan. This includes (i) any shares that were available for issuance under the 2006 Plan (as defined below) as of its discontinuance date and that became available for issuance under the 2012 Plan and (ii) any shares that were subject to outstanding awards under the 2006 Plan and have expired or terminated or were cancelled between the discontinuance date of the 2006 Plan and December 31, 2014 and therefore became available for issuance under the 2012 Plan. In addition, up to 1,743,034 shares that are subject to outstanding awards as of December 31, 2014 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the 2006 Plan’s share reserve under the terms of the 2006 Plan will be available for awards to be granted under the 2012 Plan.
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

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	6,595,136	$4.65	$48,447
Options granted	1,443,810	16.80	1,877
Options exercised	(1,552,742)	3.53	(22,623)
Options forfeited/cancelled	(189,495)	11.35	(1,279)
Options outstanding at December 31, 2012	6,296,709	$7.51	$66,682
Options granted	1,987,952	23.60	22,543
Options exercised	(2,156,898)	4.31	(66,066)
Options forfeited/cancelled	(304,227)	11.50	(7,131)
Options outstanding at December 31, 2013	5,823,536	$13.99	$122,003
Options granted	2,400,500	32.51	36,584
Options exercised	(1,171,097)	9.05	(45,321)
Options forfeited/cancelled	(214,193)	25.33	(4,802)
Options outstanding at December 31, 2014	6,838,746	$20.98	$183,073

Options vested and exercisable at December 31, 2014	2,406,016	$9.83	$91,236
Options expected to vest	4,074,226	$26.82	$85,274
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
a. Expected volatility — the Company estimated the volatility of its common stock at the date of grant using historical volatility of peer public companies for the year ended December 31, 2011. In order to compare volatilities for different interval lengths, the Company expresses volatility in annual terms. The Company applied the same approach regarding the stock options issued in 2014 and 2013 due to insufficiency of historical volatility data of its stock prices at the time of grant. The expected volatility was 46% in the year ended December 31, 2014, 2013 and 2012.
b. Expected term — the Company estimates the expected term of options granted using the simplified method of determining expected term as outlined in SEC Staff Accounting Bulletin 107 as used for grants. The expected term was 6.20 years in 2014, 6.24 years in 2013, and 6.25 years in 2012.
c. Risk-free interest rate — the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The risk-free rate was approximately 2.01%, 1.41% and 1.13% in 2014, 2013 and 2012, respectively.
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
Aggregate grant-date fair value of stock options issued under the 2012 Plan during the year ended December 31, 2014 was $33,004. The options typically vest over four years from the time of grant.
As of December 31, 2014, a total of 1,554 shares underlying options exercised through December 31, 2014, were in transfer with the Company’s transfer agent.
As of December 31, 2014, total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $41,669, and is expected to be recognized over a weighted-average period of 1.9 years. The weighted average remaining contractual term of the outstanding options as of December 31, 2014 was 5.1 years for fully vested and exercisable options and 8.6 years for options expected to vest, respectively.
Other Awards
Other awards include awards of restricted stock and restricted stock units (“RSUs”) under the Company’s 2012 Directors Plan and 2012 Plan, as well as certain other individual awards. In addition, the Company has in the past, and may in the future, issue its equity securities to compensate employees of acquired businesses for future services, upon such terms and at such prices as it deems appropriate. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards and performance-based awards. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents. Summarized activity related to the Company’s service-based awards for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2012	—	$—
Awards granted	757,272	17.15
Awards vested	(97,400)	12.00
Unvested service-based awards outstanding at December 31, 2012	659,872	$17.92
Awards granted	15,524	23.69
Awards vested	(330,468)	17.33
Unvested service-based awards outstanding at December 31, 2013	344,928	$18.74
Awards granted	523,220	40.41
Awards vested	(217,668)	17.84
Awards forfeited/cancelled	(17,038)	21.14
Unvested service-based awards outstanding at December 31, 2014	633,442	$36.88
For the year ended December 31, 2014, the Company issued a total of 7,738 shares of unvested (“restricted”) common stock under its 2012 Non-Employee Directors Compensation Plan with an aggregate grant date fair value of $325. As of December 31, 2014, aggregate unrecognized compensation expense was $282. This cost is expected to be recognized over the next 1.6 years using the weighted average method.
For the year ended December 31, 2014, the Company issued a total of 70,500 RSUs to certain key management personnel under the 2012 Plan. The fair value of the RSUs at the time of the grants was $2,295. As of December 31, 2014, the aggregate unrecognized compensation expense for these RSUs was $1,643. This cost is expected to be recognized over the next 2.2 years using the weighted average method.
For the year ended December 31, 2014, the Company granted a total of 444,982 service-based awards in connection with the acquisitions of businesses completed during that period. The aggregate grant date fair value of the awards was $18,471. As of December 31, 2014, a total of 545,379 shares underlying service-based awards with an aggregate fair value of $20,544 were unvested and outstanding in connection with the Company’s acquisitions activity. This cost is expected to be recognized over the next 1.7 years using the weighted average method.
During the year ended December 31, 2014, the Company initiated granting performance-based awards in connection with the acquisitions completed during that period. Total number of the awards varies based on attainment of certain performance targets pursuant to provisions of the relevant purchase agreements. Typically, the performance period is three years, with one third of the awards granted, vesting on the first anniversary of the grant. The remaining awards vest in equal installments on the second and third anniversaries of the grant. If an eligible employee leaves the Company prior to a vesting date, the unvested portion of the award will be forfeited, generally. The Company periodically evaluates the achievement of the related performance conditions during requisite service period and the number of shares expected to be delivered, and resulting compensation expense is adjusted accordingly.

Summarized activity related to the Company’s performance-based awards for the years ended December 31, 2014, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at December 31, 2013	—	$—
Awards granted	387,058	38.18
Awards vested	—	—
Awards forfeited/cancelled	(2,550)	36.57
Changes in the number of awards expected to be delivered	(12,998)	5.47
Unvested performance-based awards outstanding at December 31, 2014	371,510	$39.34
As of December 31, 2014, total unrecognized compensation cost related to unvested performance-based awards was $13,953. That cost is expected to be recognized over the next 1.8 years using the weighted average method.

15.	EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Our Series A-1 Preferred, Series A-2 Preferred, Series A-3 Preferred, and restricted stock units were considered participating securities since these securities had non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award and thus required the two-class method of computing EPS. When calculating diluted EPS, the numerator is computed by adding back the undistributed earnings allocated to the participating securities in arriving at the basic EPS and then reallocating such undistributed earnings among the company’s common stock, participating securities and the potential common shares that result from the assumed exercise of all dilutive options. The denominator is increased to include the number of additional common shares that would have been outstanding had the options been issued.
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	For the Years Ended December 31,
	2014	2013	2012
Numerator for common earnings per share:
Net income	$69,641	$61,994	$54,484
Net income allocated to participating securities	—	—	(3,341)
Numerator for basic earnings per share	69,641	61,994	51,143
Effect on income available from reallocation of options	—	—	261
Numerator for diluted earnings per share	$69,641	$61,994	$51,404

Denominator for basic earnings per share:
Weighted average common shares outstanding	47,189	45,754	40,190
Effect of dilutive securities:
Stock options, RSUs and performance-based awards	2,545	2,604	3,631
Denominator for diluted earnings per share	49,734	48,358	43,821

Net income per share:
Basic	$1.48	$1.35	$1.27
Diluted	$1.40	$1.28	$1.17
For the years ended December 31, 2014, 2013 and 2012 a total of 2,260, 1,080 and 1,534 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases, which expire at various dates through 2019. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Rent expense under operating lease agreements for the years ended December 31, 2014, 2013 and 2012 was $18,200, $15,664, and $11,594 respectively. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2014 were as follows:

Year Ending December 31,	Operating Leases
2015	$16,718
2016	10,482
2017	7,668
2018	4,993
2019	3,589
Thereafter	952
Total minimum lease payments	$44,402
Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS (“IDEAB”) for the construction of an office building within the High Technologies Park in Minsk, Belarus (the “Construction Agreement”). At the same time, the Company entered into a related investment agreement with the Minsk Executive Committee acting on behalf of the Republic of Belarus (the “Investment Agreement”) permitting the Company to use land located in the government’s High Technologies Park to construct the new office building and granting certain tax benefits. The Investment Agreement specified a completion deadline for construction of September 15, 2012 extended by the parties to December 31, 2014, the Company is negotiating a further extension to July 1, 2015. Per the Investment Agreement, if the Company does not meet the completion deadline, monthly penalties may be imposed; the most recent extension of the Investment Agreement increases the monthly penalty to $20 per month for the period beginning January 1, 2015. There may be further terms and conditions imposed on the Company in a further extension of the Investment Agreement. If the Investment Agreement is terminated, the Company could be required to disgorge certain tax benefits received by the Company in connection with the project and could potentially be required to fully restore the land to its original condition. The Company has not been required to pay any penalties to date. The Company has secured the required building construction permits and is working toward completion of the building. The Company believes that the building will be completed and available for its use in 2015, and that any penalties or loss of tax benefits will not be material to the accompanying financial statements.
The Construction Agreement committed IDEAB to construct an office building for the Company in Minsk with a committed completion date of February 28, 2014. In April 2014 IDEAB stopped its construction before the building’s completion, for reasons unrelated to the Company’s performance under the Construction Agreement. In May 2014, IDEAB notified the Company that it was unable to continue as general contractor to complete the construction of the building in time and on the terms agreed. As a result, the Company took control over the construction site. On July 7, 2014, the Company provided IDEAB with notice of termination of the Construction Agreement, effective on or about July 11, 2014. The Company filed a legal action against IDEAB in Belarus in August 2014, claiming breach of contract. In September 2014, the court decided in the Company’s favor and directed IDEAB to pay the Company $1,000 plus reimbursement of certain expenses. The Company is pursuing recovery from IDEAB of this amount. The Company has filed other lawsuits seeking recovery from IDEAB of additional amounts (including future work and construction materials) from IDEAB. These lawsuits are in various stages of litigation and it is not possible to estimate the likelihood of recovery.
At December 31, 2014, the Company had approximately $17,885 of capitalized construction costs and estimated up to $8.2 million of additional investment required to complete the construction and put the building into operation. The Company estimates that the building construction will be completed by June 30, 2015. In addition, up to $4,500 of advance payments issued to IDEAB for future work and construction materials under the Construction Agreement may not be recoverable. As of December 31, 2014, the Company estimated the amount of probable losses under the Construction Agreement at $2,593. These costs were recorded within the Company’s consolidated income from operations during the year ended December 31, 2014.
Based on the information known to the Company at this time, any additional liability related to this matter is not reasonably estimable.
Indemnification Obligations — In the normal course of business, the Company is a party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with certain arrangements. The duration of these indemnifications varies, and in certain cases, is indefinite.
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
The following table represents the Company’s fair value hierarchy for its financial assets as of December 31, 2014 and 2013.

	As of December 2014
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	$220,534	$220,534	$—	$—
Time deposits and restricted cash	156	—	156	—
Employee loans	6,515	—	—	6,515
Total assets measured at fair value on recurring basis	$227,205	$220,534	$156	$6,515

	As of December 2013
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	$169,207	$169,207	$—	$—
Time deposits and restricted cash	1,711	—	1,711	—
Employee loans	6,390	—	—	6,390
Total assets measured at fair value on recurring basis	$177,308	$169,207	$1,711	$6,390
During the years ended December 31, 2014 and 2013, the Company issued a total of $3,162 and $8,963 of loans to its employees, respectively, and received $3,025 and $3,088 in loan repayments during the same periods, respectively.
During the years ended December 31, 2014 and 2013, there were no transfers amongst Level 1, Level 2, or Level 3 financial assets and liabilities.
The following tables show the fair values of the Company’s financial liabilities measured at fair value on a recurring basis:

	As of December 31, 2014
	Balance	Level 3
Contingent consideration	$37,400	$37,400
Performance-based equity awards	3,223	3,223
Total liabilities measured at fair value on a recurring basis	$40,623	$40,623
There were no liabilities measured at fair value on a recurring basis as of December 31, 2013.

As of December 31, 2014, contingent consideration and performance-based equity awards included amounts payable in cash and stock in connection with the acquisitions of businesses completed in the year ended December 31, 2014 (Note 2).
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
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the year ended December 31, 2014 , was as follows:

Amount
Contractual contingent liabilities at January 1, 2014	$—
Acquisition date fair value of contractual contingent liabilities — Netsoft	1,825
Acquisition date fair value of contractual contingent liabilities — Jointech	20,000
Acquisition date fair value of contractual contingent liabilities — GGA	11,400
Acquisition date fair value of contractual contingent liabilities — Great Fridays	1,173
Liability-classified stock-based awards	3,088
Changes in fair value of contractual contingent liabilities included in earnings	2,059
Changes in fair value of contractual contingent liabilities recorded against goodwill	1,366
Effect of net foreign currency exchange rate changes	(288)
Contractual contingent liabilities at December 31, 2014	$40,623
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2014 and 2013. Changes in the values of the financial liabilities, if any, are recorded within other expense (income) in operating income on the Company’s consolidated statements of income and comprehensive income.

18.	OPERATING SEGMENTS

The Company determines its operating segments and reports segment information in accordance with the management approach, which designates internal reporting used by management to make operating decisions and assess performance as the source of the Company’s reportable segments.
The Company manages its business primarily based on the geographic managerial responsibility for its client base. As managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of the Company’s reportable segments. In some cases, managerial responsibility for a particular client is assigned to a management team in another region and is usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In such a case, the client’s activity would be reported through the management team’s reportable segment.
The Company’s reportable segments are North America, Europe, Russia and Other. The Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources based on the segment's revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses, such as stock-based compensation are not allocated to specific segments, as management does not believe it is practical as these expenses are not directly attributable to any specific segment and consequently are not allocated to individual segments in internal management reports used by the CODM. Such expenses are separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.
Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows:

	For the years ended December 31,
	2014	2013	2012
Total segment revenues:
North America	$374,509	$284,636	$197,271
Europe	299,279	204,150	168,913
Russia	50,663	55,764	50,552
Other	5,552	10,493	16,986
Total segment revenues	$730,003	$555,043	$433,722
Segment operating profit:
North America	$90,616	$66,814	$38,671
Europe	50,189	34,573	32,750
Russia	7,034	7,077	9,049
Other	(3,220)	844	6,985
Total segment operating profit	$144,619	$109,308	$87,455
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the year ended December 31, 2014, revenues from one customer, UBS AG, were $97,872 and accounted for more than 10% of total revenues. Revenue from this customer is reported in the Company’s Europe segment and includes reimbursable expenses.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. There were no customers individually exceeding 10% of our trade receivables billed as of December 31, 2014. As of December 31, 2014, unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 16.5% of our total unbilled trade receivables as of that date.

Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	For the Years Ended December 31,
	2014	2013	2012
Total segment revenues	$730,003	$555,043	$433,722
Unallocated revenue	24	74	77
Revenues	$730,027	$555,117	$433,799

Total segment operating profit:	$144,619	$109,308	$87,455
Unallocated amounts:
Other revenues	24	74	77
Stock-based compensation expense	(24,620)	(13,150)	(6,826)
Non-corporate taxes	(6,882)	(3,201)	(2,346)
Professional fees	(5,312)	(3,651)	(2,850)
Depreciation and amortization	(7,988)	(2,829)	(1,100)
Bank charges	(1,049)	(1,194)	(1,136)
Asset impairment	(5,983)	—	—
Stock charge	—	—	(640)
Provision for bad debts	—	(36)	—
Other corporate expenses	(6,626)	(8,828)	(6,628)
Income from operations	86,183	76,493	66,006
Interest and other income, net	4,769	3,077	1,941
Change in fair value of contingent consideration	(1,924)	—	—
Foreign exchange loss	(2,075)	(2,800)	(2,084)
Income before provision for income taxes	$86,953	$76,770	$65,863
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	December 31, 2014	December 31, 2013
Belarus	$41,652	$38,697
Ukraine	4,392	5,525
Hungary	2,773	2,644
Russia	2,196	3,414
United States	2,001	2,217
Other	2,120	818
Total	$55,134	$53,315

Information about the Company’s revenues by client location is as follows:

	For the Years Ended December 31,
	2014	2013	2012
United States	$318,304	$247,979	$197,593
United Kingdom	141,366	108,892	98,346
Switzerland	87,111	51,941	30,120
Russia	48,945	53,328	47,507
Canada	49,193	33,759	9,256
Germany	25,740	20,261	16,391
China	13,445	—	—
Netherlands	8,838	7,719	3,127
Sweden	7,892	5,742	4,913
Kazakhstan	5,238	9,886	11,352
Other locations	15,545	7,984	8,777
Reimbursable expenses and other revenues	8,410	7,626	6,417
Revenues	$730,027	$555,117	$433,799
Service Offering Information
Information about the Company’s revenues by service offering is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Software development	$504,590	$374,426	$290,139
Application testing services	140,363	109,222	85,849
Application maintenance and support	58,840	45,971	36,056
Infrastructure services	14,198	14,433	12,424
Licensing	3,626	3,439	2,914
Reimbursable expenses and other revenues	8,410	7,626	6,417
Revenues	$730,027	$555,117	$433,799

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly results for the two years ended December 31, 2014 and 2013 were as follows:

	Three Months Ended
2014	March 31	June 30	September 30	December 31	Full Year
Revenues	$160,384	$174,695	$192,764	$202,184	$730,027
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	102,454	110,102	122,509	121,465	456,530
Selling, general and administrative expenses	32,359	38,671	42,875	49,761	163,666
Depreciation and amortization expense	3,689	5,451	5,510	2,833	17,483
Goodwill impairment loss	—	—	—	2,241	2,241
Other operating (income)/ expenses, net	25	1,995	35	1,869	3,924
Income from operations	21,857	18,476	21,835	24,015	86,183
Interest and other income, net	976	1,164	1,261	1,368	4,769
Change in fair value of contingent consideration	—	—	—	(1,924)	(1,924)
Foreign exchange loss	(1,241)	(1,239)	(718)	1,123	(2,075)
Income before provision for income taxes	21,592	18,401	22,378	24,582	86,953
Provision for income taxes	4,228	3,587	3,338	6,159	17,312
Net income	$17,364	$14,814	$19,040	$18,423	$69,641
Comprehensive income	$13,787	$17,708	$10,780	$7,115	$49,390
Basic net income per share(1)	$0.37	$0.31	$0.40	$0.39	$1.48
Diluted net income per share(1)	$0.35	$0.30	$0.38	$0.37	$1.40

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

	Three Months Ended
2013	March 31	June 30	September 30	December 31	Full Year
Revenues	$124,198	$133,184	$140,150	$157,585	$555,117
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	77,937	83,547	88,539	97,627	347,650
Selling, general and administrative expenses	27,083	28,541	27,893	32,980	116,497
Depreciation and amortization expense	3,617	3,854	3,906	3,743	15,120
Goodwill impairment loss	—	—	—	—	—
Other operating (income)/ expenses, net	25	(293)	(418)	43	(643)
Income from operations	15,536	17,535	20,230	23,192	76,493
Interest and other income, net	630	769	846	832	3,077
Change in fair value of contingent consideration	—	—	—	—	—
Foreign exchange loss	(499)	(869)	(720)	(712)	(2,800)
Income before provision for income taxes	15,667	17,435	20,356	23,312	76,770
Provision for income taxes	2,987	3,317	3,919	4,553	14,776
Net income	$12,680	$14,118	$16,437	$18,759	$61,994
Comprehensive income	$10,337	$13,073	$19,412	$18,361	$61,183
Basic net income per share(1)	$0.28	$0.31	$0.36	$0.40	$1.35
Diluted net income per share(1)	$0.27	$0.29	$0.34	$0.38	$1.28

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.