Form 10-Q
period 2015-03-31
EPAM Systems, Inc.
filed 2015-05-07
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2015
Common Stock, par value $0.001 per share	48,905,023 shares

EPAM SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of March 31, 2015	As of December 31, 2014
Assets
Current assets
Cash and cash equivalents	$192,363	$220,534
Time deposits	30,000	—
Accounts receivable, net of allowance of $2,618 and $2,181, respectively	104,714	124,483
Unbilled revenues	88,033	55,851
Prepaid and other current assets	14,390	9,289
Employee loans, net of allowance of $0 and $0, respectively, current	2,498	2,434
Deferred tax assets, current	1,817	2,496
Total current assets	433,815	415,087
Property and equipment, net	55,115	55,134
Restricted cash, long-term	114	156
Employee loans, net of allowance of $0 and $0, respectively, long-term	3,806	4,081
Intangible assets, net	45,091	47,689
Goodwill	56,346	57,417
Deferred tax assets, long-term	11,453	11,094
Other long-term assets	3,794	3,368
Total assets	$609,534	$594,026

Liabilities
Current liabilities
Accounts payable	$13,366	$4,641
Accrued expenses and other liabilities	20,579	32,203
Deferred revenue, current	3,061	3,220
Due to employees	29,870	24,518
Taxes payable	16,005	24,704
Contingent consideration, current (Note 2 and 4)	33,919	35,524
Contingent liability, current (Note 9)	92	—
Deferred tax liabilities, current	705	603
Total current liabilities	117,597	125,413
Deferred tax liabilities, long-term	4,106	4,563
Total liabilities	121,703	129,976
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 49,111,297 and 48,748,298 shares issued, 48,692,313 and 48,303,811 shares outstanding at March 31, 2015 and December 31, 2014, respectively	48	48
Additional paid-in capital	241,066	229,501
Retained earnings	275,312	260,598
Treasury stock	(3,811)	(4,043)
Accumulated other comprehensive loss	(24,784)	(22,054)
Total stockholders’ equity	487,831	464,050
Total liabilities and stockholders’ equity	$609,534	$594,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$200,045	$160,384
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	125,887	102,454
Selling, general and administrative expenses	46,938	32,359
Depreciation and amortization expense	4,200	3,689
Other operating expenses, net	200	25
Income from operations	22,820	21,857
Interest and other income, net	1,158	976
Foreign exchange loss	(5,754)	(1,241)
Income before provision for income taxes	18,224	21,592
Provision for income taxes	3,510	4,228
Net income	$14,714	$17,364
Foreign currency translation adjustments	(2,730)	(3,577)
Comprehensive income	$11,984	$13,787

Net income per share:
Basic	$0.31	$0.37
Diluted	$0.29	$0.35
Shares used in calculation of net income per share:
Basic	47,886	46,797
Diluted	51,000	49,207

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(US Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$14,714	$17,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,200	3,689
Bad debt expense	514	368
Deferred taxes	95	97
Stock-based compensation expense	9,134	3,208
Excess tax benefit on stock-based compensation plans	(436)	(995)
Other	4,964	294
Changes in operating assets and liabilities:
(Increase)/ decrease in operating assets:
Accounts receivable	15,262	4,908
Unbilled revenues	(32,261)	(15,611)
Prepaid expenses and other assets	48	939
Increase/ (decrease) in operating liabilities:
Accounts payable	9,669	8,563
Accrued expenses and other liabilities	(10,374)	(7,908)
Deferred revenues	(9)	265
Due to employees	3,224	4,711
Taxes payable	(11,873)	(3,704)
Net cash provided by operating activities	6,871	16,188
Cash flows from investing activities:
Purchases of property and equipment	(1,873)	(2,157)
Payment for construction of corporate facilities	(1,591)	(1,488)
Employee housing loans issued	(266)	(294)
Proceeds from repayments of employee housing loans	518	419
Increase in restricted cash and time deposits, net	(29,959)	(5,387)
Increase in other long-term assets, net	(681)	(350)
Acquisition of businesses, net of cash acquired (Note 2)	(30)	(2,419)
Net cash used in investing activities	(33,882)	(11,676)
Cash flows from financing activities:
Proceeds related to stock options exercises	3,855	2,139
Excess tax benefit on stock-based compensation plans	436	995
Acquisition of business, deferred consideration (Note 2)	(2,801)	—
Net cash provided by financing activities	1,490	3,134
Effect of exchange rate changes on cash and cash equivalents	(2,650)	(2,787)
Net increase/ (decrease) in cash and cash equivalents	(28,171)	4,859
Cash and cash equivalents, beginning of period	220,534	169,207
Cash and cash equivalents, end of period	$192,363	$174,066

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(US Dollars in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Presentation —The accompanying unaudited condensed consolidated financial statements ("financial statements") of EPAM Systems, Inc. (the “Company” or “EPAM”) have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The condensed consolidated financial statements include the financial statements of EPAM Systems, Inc. and its subsidiaries with all intercompany balances and transactions eliminated.
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. Additionally, operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue reported.
The Company derives its revenues from a variety of service offerings, which represent specific competencies of its IT professionals. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement, which require management to make judgments and estimates in determining appropriate revenue recognition pattern. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements. If there is an uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. At the time revenue is recognized, the Company provides for any contractual deductions and reduces the revenue accordingly. The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the condensed consolidated statements of income and comprehensive income.
The Company defers amounts billed to its clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues as services are performed in subsequent periods. Unbilled revenues represent services provided, which are billed subsequent to the period end in accordance with the contract terms.
Fair Value of Financial Instruments — The Company makes significant assumptions about fair values of its financial assets and liabilities in accordance with FASB Accounting Standards Codification (ASC) Topic 820 and utilizes the following fair value hierarchy in determining inputs used for valuation:
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

Where the fair values of financial assets and liabilities recorded in the consolidated balance sheets cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, options pricing models and other relevant valuation models. To the extent possible, observable market data is used as inputs into these models but when it is not feasible, a degree of judgment is required to establish fair values.
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
The Company had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, other than contingent liabilities in connection with the acquisitions of businesses.
At March 31, 2015, contingent liabilities measured at fair value on a recurring basis comprised contingent consideration payable in cash and stock, and performance-based awards issued to certain former owners of the acquired businesses in exchange for future services. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency.
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
See Note 4 for disclosures related to fair value.
Employee Loans — The Company issues employee housing loans in Belarus and relocation loans to assist employees with relocation needs in connection with intra-company transfers. There are no loans issued to principal officers, directors, and their affiliates.
On a quarterly basis, the Company reviews the aging of its loan portfolio to evaluate information about the ability of employees to service their debt, including historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments based on the knowledge of individual borrowers, among other factors. Since the initiation of the loan program there have not been material past due or non-accrual employee loans or write offs related to loan losses and, therefore, the Company determined that no allowance for loan losses is required.
Employee Housing Loans — In the third quarter of 2012, the Board of Directors of the Company approved the Employee Housing Program (the “Housing Program”), which assists employees with purchasing housing in Belarus in a form of a loan. The Housing Program was designed to be a retention mechanism for the Company’s employees in Belarus and is available to full-time qualified employees who have been with the Company for at least 3 years. The aggregate maximum lending limit of the program is $10,000, with individual loans not exceeding $50. The housing is sold directly to employees by independent third parties. Loans issued under the Housing Program are denominated in U.S. Dollars with a 5-year term and an interest rate of 7.5%.
The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. The Company also assessed the probability of future defaults and associated cash flows impact. In addition, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the three months ended March 31, 2015 approximated their fair values upon initial recognition. The Company also estimated the fair values of the housing loans that were outstanding as of March 31, 2015 using the inputs noted above and determined their fair values approximated the carrying values as of that date.

Employee Loans, Other — The Company issues short-term, non-interest bearing relocation loans to employees that relocated within the company. Due to the short term of employee loans and high certainty of repayment, their carrying amount is a reasonable estimate of their fair value.
Business Combinations — The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of net assets acquired and the related goodwill and other intangible assets in accordance with FASB Accounting Standards Codification Topic 805. The Company identifies and attributes fair values and estimated lives to the intangible assets acquired and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes are reasonable, but recognizes that the assumptions are inherently uncertain.
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
Stock-Based Compensation — The Company recognizes the cost of its share-based incentive awards based on the fair value of the award at the date of grant net of estimated forfeitures. The cost is expensed evenly over the service period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Over time, the forfeiture assumption is adjusted to the actual forfeiture rate and such change may affect the timing of the total amount of expense recognized over the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.
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
The four acquisitions completed during 2014 allowed the Company to expand into desirable geographic locations, complement the existing vertical markets, increase revenue and create new offerings of services currently provided. The Company used the acquisition method for recording business combinations to account for these acquisitions. Acquisitions were settled in cash and/or stock where a portion of the settlement price may be deferred. In some cases, purchase agreements contain contingent consideration in a form of an earnout obligation. The table below discloses respective details of each acquisition.

Name of Acquisition	Effective Date of Acquisition	Common Shares		Fair Value of Common Shares		Cash, Net of Working Capital and Other Adjustments		Recorded Earnout Payable		Total Recorded Purchase Price	Maximum Potential Earnout Payable
		Issued	Deferred	Issued	Deferred	Paid	Deferred	Cash	Stock
		(in shares)		(in thousands)
Netsoft	March 5, 2014	—	—	$—	$—	$2,403	$1,022	$1,825	$—	$5,250	$1,825
Jointech	April 30, 2014	—	89,552	—	2,788	10,000	4,000	15,000	5,000	36,788	20,000
GGA (1)	June 6, 2014	—	—	—	—	14,892	—	11,400	—	26,292
Great Fridays	October 31, 2014	—	—	—	—	10,777	—	1,173	—	11,950	1,173
		—	89,552	$—	$2,788	$38,072	$5,022	$29,398	$5,000	$80,280

(1)	The amount of the maximum potential earnout payable to GGA, if any, is not limited based on the terms of the purchase agreement.
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
Netsoft — On March 5, 2014, the Company completed an acquisition of substantially all of the assets and assumed certain specific liabilities of U.S.-based healthcare technology consulting firm Netsoft Holdings, LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). As a result of this transaction, substantially all of the employees of Netsoft, including approximately 40 IT professionals, accepted employment with the Company. In connection with the Netsoft acquisition, the Company agreed to issue a total of 2,289 restricted shares of Company common stock as consideration for future services to key management and employees of Netsoft (the “Netsoft Closing Shares”). The Company agreed to pay deferred consideration, consisting partly of 9,154 restricted shares of Company common stock. During the quarter ended on March 31, 2015, the Company issued 16,349 restricted shares of Company common stock to Netsoft for achieving certain performance targets (collectively with the Netsoft Closing Shares, the “Netsoft Employment Shares”). The Netsoft Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. The first such installment vested during the quarter ended March 31, 2015. All unvested shares will be forfeited upon termination of services by the Company for cause or by the employee other than for good reason. The Netsoft Employment Shares had an estimated value of $1,017 at the time of grant and were recorded as stock-based compensation expense over an associated service period of three years (Note 7). Under the terms of this agreement, all of the Netsoft Closing Shares, as well as $256, were placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the asset purchase agreement.

Jointech — On April 30, 2014, the Company acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzhen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). Jointech provides strategic technology services to multi-national organizations in investment banking, wealth and asset management. As a result of this transaction, substantially all employees of Jointech, including approximately 216 IT professionals, accepted employment with the Company. In connection with the Jointech acquisition, the Company issued a total of 89,552 shares of the Company common stock to a former owner of Jointech as consideration for future services on or about the six-month anniversary from the date of acquisition (the “Jointech Closing Shares”). Furthermore, the Company will pay to that former owner up to a maximum of $5,000 in shares of Company common stock determined based on the average closing price per share for the 30-trading day period preceding April 1, 2015(collectively with the Jointech Closing Shares, the “Jointech Employment Shares”). The Jointech Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. All unvested Jointech Employment Shares will be forfeited upon termination of services for cause by the Company or other than for good reason (as applicable) by either of the two former owners of the acquired business. The aggregate fair value of the Jointech Employment Shares at the date of grant was $7,788 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 7).
Under the terms of the agreement, 15% of the total purchase price, in cash and stock, including the Jointech Employment Shares, was placed in an escrow account for a period of 18 months as security for the indemnification obligations of the sellers under the stock purchase agreement.
GGA — On June 6, 2014, the Company acquired substantially all of the assets and assumed certain specific liabilities of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications and content databases; creates state-of-the-art algorithms and models; and delivers IT support, maintenance, and QA services to the world’s leading healthcare and life sciences companies. As a result of this transaction, substantially all employees of GGA, including approximately 329 IT professionals and 126 scientists, accepted employment with the Company. In connection with the GGA acquisition, the Company agreed to issue a total of 262,277 shares of the Company common stock to the former owners of GGA as consideration for future services (the “GGA Closing Shares”). Furthermore, subject to attainment of specified performance targets, the Company will issue to the former owners of GGA shares of its common stock based on the formula provided in the purchase agreement (collectively with GGA Closing Shares, the “GGA Employment Shares”). The GGA Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GGA Employment Shares at the date of grant was $20,655 and will be recorded as stock-based expense over an associated service period of three years (Note 7). Under the terms of the agreement, a total of 102,631 of the GGA Employment Shares were placed into an escrow account as security for the indemnification obligations of the sellers under the asset purchase agreement.
Great Fridays — On October 31, 2014, the Company acquired all of the outstanding equity of Great Fridays Limited and its subsidiaries with intent to expand the Company's product and design service portfolio. Great Fridays Limited, headquartered in Manchester, UK, with offices in London, San Francisco and New York, focuses on bridging the gap between business and design. The acquisition of Great Fridays added approximately 50 creative design professionals to the Company's headcount. In connection with the Great Fridays acquisition, the Company agreed to issue a total of 90,864 shares of the Company common stock to the former owners of Great Fridays as consideration for future services (the “Great Fridays Closing Shares”). Furthermore, subject to attainment of specified performance targets, the Company will pay the former owners of Great Fridays up to a maximum of 10,092 shares of the Company common stock (collectively with Great Fridays Closing Shares, the “GF Employment Shares”). The GF Employment Shares will vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GF Employment Shares at the date of grant was $4,823 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 7). Under the terms of the agreement, a total of 28,390 of the GF Employment Shares were placed into an escrow account as security for the indemnification obligations of the sellers under the asset purchase agreement.

The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition during the year ended December 31, 2014 as originally reported in the quarterly condensed consolidated financial statements and at March 31, 2015:

	Netsoft		Jointech		GGA		Great Fridays		Total
	As Originally Reported	As of March 31, 2015	As Originally Reported	As of March 31, 2015	As Originally Reported	As of March 31, 2015	As Originally Reported	As of March 31, 2015	As Originally Reported	As of March 31, 2015
Cash and cash equivalents	$—	$—	$871	$871	$—	$—	$259	$259	$1,130	$1,130
Trade receivables and other current assets	788	788	784	784	5,157	5,377	1,825	1,825	8,554	8,774
Property and equipment and other long-term assets	52	52	338	338	444	444	262	262	1,096	1,096
Deferred tax asset	351	—	—	—	4,463	—	—	—	4,814	—
Acquired intangible assets	1,700	1,700	25,744	22,485	10,959	10,959	5,747	5,747	44,150	40,891
Goodwill	2,776	2,779	11,033	17,404	6,496	12,209	6,947	6,870	27,252	39,262
Total assets acquired	5,667	5,319	38,770	41,882	27,519	28,989	15,040	14,963	86,996	91,153
Accounts payable and accrued expenses	69	69	728	728	2,593	2,593	872	872	4,262	4,262
Deferred revenue	—	—	—	—	—	104	317	317	317	421
Due to employees	—	—	1,254	1,254	—	—	624	624	1,878	1,878
Deferred tax liability	—	—	—	3,112	—	—	1,200	1,200	1,200	4,312
Total liabilities assumed	69	69	1,982	5,094	2,593	2,697	3,013	3,013	7,657	10,873
Net assets acquired	$5,598	$5,250	$36,788	$36,788	$24,926	$26,292	$12,027	$11,950	$79,339	$80,280
As of March 31, 2015 the fair values of the assets acquired and liabilities assumed and the related purchase price allocation for the Netsoft acquisition have been finalized. For the remaining acquisitions the above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date and updated for any changes as of March 31, 2015. During the period since the date of each respective acquisition the following updates were made to the initially reported balances.
For Netsoft, the deferred tax asset and goodwill were adjusted and decreased the net assets acquired by $348. For Jointech, intangible assets were adjusted to reflect the results of a preliminary valuation report obtained and a deferred tax liability was established, both increasing goodwill with no change to the net assets acquired. For GGA, additional accounts receivable and deferred revenue were recognized, deferred tax assets were netted with recognized deferred tax liabilities, and the final working capital adjustment was completed, which in aggregate increased the net assets acquired by $1,366. For Great Fridays, certain non-material adjustments were recognized, which decreased the net assets acquired by $77. These adjustments did not significantly impact previously reported financial results.
The Company is gathering additional information necessary to finalize the estimated fair values of intangible assets, deferred income taxes, contingent consideration and other amounts associated with the acquisitions for which the purchase price allocation has not been finalized as of March 31, 2015. The fair values reflected are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the respective acquisition dates.
The following table presents the estimated fair values and useful lives of intangible assets acquired during the year ended March 31, 2015:

	Netsoft		Jointech		GGA		Great Fridays
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$1,700	10	$22,173	10	$10,959	10	$5,747
Trade names	—	—	2	312	—	—	—	—
Total		$1,700		$22,485		$10,959		$5,747

Aggregate revenues generated by the acquired companies for the three months ended March 31, 2015 and 2014 were approximately $12.8 million and $0.4 million, respectively, and are included in the condensed consolidated statements of operations for the reporting periods following the closing date of each acquisition. As of the quarter ended March 31, 2015, the acquired companies have been significantly integrated into the Company and as such, it is not possible to precisely report their individual results of operations. Additionally, pro forma results of operations for the acquisition transactions were not presented because the effects of the acquisitions would not have been material to the Company’s consolidated results of operation, individually or in the aggregate.

3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2015	$31,078	$26,339	$57,417
Netsoft purchase accounting adjustment (Note 2)	30	—	30
GGA purchase accounting adjustment (Note 2)	94	—	94
Great Fridays purchase accounting adjustment (Note 2)	—	(77)	(77)
Effect of net foreign currency exchange rate changes	(206)	(912)	(1,118)
Balance as of March 31, 2015	$30,996	$25,350	$56,346
Excluded from the table above is the Other and Russia segments. In 2011, the Company recorded an accumulated impairment loss of $1,697 in the Other operating segment. In the fourth quarter of 2014, the Company recorded an accumulated impairment loss of $2,241 for the Russia operating segment. All existing assets that related to the Russia segment, excluding goodwill and including any unrecognized intangible assets, were assessed by management and deemed not to be impaired.
There were no accumulated impairments losses in any of the North America or Europe operating segments as of March 31, 2015 or December 31, 2014.

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
The following tables show the fair values of the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Balance	Level 3	Balance	Level 3
Contingent consideration	$35,348	$35,348	$37,400	$37,400
Performance-based equity awards	5,446	5,446	3,223	3,223
Total liabilities measured at fair value on a recurring basis	$40,794	$40,794	$40,623	$40,623
As of March 31, 2015 and December 31, 2014, contingent consideration and performance-based equity awards included amounts payable in cash and stock in connection with the acquisitions of businesses completed in the three months ended March 31, 2015 and year ended December 31, 2014 (Note 2).
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
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the three months ended March 31, 2015, was as follows:

Amount
Contractual contingent liabilities at January 1, 2015	$40,623
Liability-classified stock-based awards	1,347
Changes in fair value of contractual contingent liabilities included in earnings	875
Changes in fair value of contractual contingent liabilities recorded against goodwill	—
Effect of net foreign currency exchange rate changes	(226)
Settlements of contractual contingent liabilities	(1,825)
Contractual contingent liabilities at March 31, 2015	$40,794
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2015 and 2014. Changes in the values of the financial liabilities, if any, are recorded within other expense (income) in operating income on the Company’s condensed consolidated statements of income and comprehensive income.

5.	LONG-TERM DEBT
On September 12, 2014, the Company entered into a credit facility (the “2014 Credit Facility”) with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank (collectively the “Lenders”) to replace its former revolving loan agreement. The 2014 Credit Facility provides for a borrowing capacity of $100,000, with potential to increase the credit facility up to $200,000 if certain conditions are met. The 2014 Credit Facility matures on September 12, 2019.
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
As of March 31, 2015, the Company had no outstanding debt under the 2014 Credit Facility.

6.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended March 31, 2015 and 2014 was 19.3% and 19.6%, respectively. The primary factors that caused a decrease in the Company’s worldwide effective tax rate are the changes in the geographic mix of the current year earnings towards countries with lower statutory rates and also the mix of new tax jurisdictions from acquisitions in the US, western Europe and Asia during 2014.

7.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the unaudited condensed consolidated statements of income:

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$2,484	$1,403
Selling, general and administrative expenses - Acquisition related	4,492	793
Selling, general and administrative expenses - All other	2,158	1,012
Total	$9,134	$3,208

Equity Plans
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors. As of March 31, 2015, 559,365 shares of common stock remained available for issuance under the 2012 Directors Plan.
2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity grants to company personnel. As of March 31, 2015, 2,702,383 shares of common stock remained available for issuance under the 2012 Plan. This includes (i) any shares that were available for issuance under the 2006 Plan (as defined below) as of its discontinuance date and that became available for issuance under the 2012 Plan and (ii) any shares that were subject to outstanding awards under the 2006 Plan and have expired or terminated or were cancelled between the discontinuance date of the 2006 Plan and March 31, 2015 and therefore became available for issuance under the 2012 Plan. In addition, up to 1,542,847 shares that are subject to outstanding awards as of March 31, 2015 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the 2006 Plan’s share reserve under the terms of the 2006 Plan will be available for awards to be granted under the 2012 Plan.
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

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	6,838,746	$20.98	$183,073
Options granted	2,069,300	61.38	(186)
Options exercised	(346,499)	12.84	(16,788)
Options forfeited/cancelled	(33,922)	28.22	(1,122)
Options outstanding at March 31, 2015	8,527,625	$31.09	$257,534

Options vested and exercisable at March 31, 2015	3,329,962	$15.56	$152,279
Options expected to vest	4,741,728	$40.53	$98,438
During the three months ended March 31, 2015, the Company issued annual grants consisting of 2,069,300 shares underlying stock options under the 2012 Plan with an aggregate grant-date fair value of $43,992. The options are generally scheduled to vest in equal 25% installments on each of the first four anniversaries of the grant date, subject to the terms of the 2012 Plan and applicable stock options award agreement, including the termination provisions. In the event of the participant’s termination of service for any reason, unvested options are forfeited as of the date of such termination without any payment to the participant.
As of March 31, 2015, total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $81,547, and is expected to be recognized over a weighted-average period of 2.4 years. The weighted average remaining contractual term of the outstanding options as of March 31, 2015 was 6.1 years for fully vested and exercisable options and 9.0 years for options expected to vest, respectively.
As of March 31, 2015, a total of 30,246 shares underlying options exercised through March 31, 2015, were in transfer with the Company’s transfer agent.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the three months ended March 31, 2015, as compared with the assumptions disclosed in Note 14 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Other Awards
Other awards include awards of restricted stock and restricted stock units (“RSUs”) under the Company’s 2012 Directors Plan and 2012 Plan. In addition, the Company has in the past, and may in the future, issue its equity securities to compensate employees of acquired businesses for future services, upon such terms and at such prices as it deems appropriate. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards dependent on continuing employment only and performance-based awards, which are granted only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents.
Service-Based Awards
Summarized activity related to the Company’s service-based awards for the three months ended March 31, 2015, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2015	633,442	$36.88
Awards granted	48,000	61.38
Awards vested	(21,442)	28.68
Awards forfeited/cancelled	—	—
Unvested service-based awards outstanding at March 31, 2015	660,000	$38.93

As of March 31, 2015, aggregate unrecognized compensation expense under the 2012 Directors Plan was $205. This cost is expected to be recognized over the next 1.8 years using the weighted average method. There was no issuance of non-vested (“restricted”) common stock under the 2012 Directors Plan during the quarter ended March 31, 2015.
Included in service-based awards are RSUs issued to certain key management personnel under the 2012 Plan. During the three months ended March 31, 2015, the Company issued a total of 48,000 RSUs with the fair value of $2,946. As of March 31, 2015, the aggregate unrecognized compensation expense related to unvested RSUs under the 2012 Plan was $4,450. This cost is expected to be recognized over the next 2.6 years using the weighted average method. The RSUs are generally scheduled to vest in equal 25% installments on each annual anniversary of the grant date, subject to the terms of the 2012 Plan and applicable RSU award agreement, including the termination provisions. In the event of the participant’s termination of service for any reason, unvested RSUs are forfeited as of the date of such termination without any payment to the participant.
In connection with the Company’s acquisitions, a total of 544,692 shares underlying service-based awards with an aggregate fair value of $25,176 were unvested and outstanding as of March 31, 2015. As of March 31, 2015, unrecognized compensation cost related to unvested service-based awards granted in connection with acquisitions was $15,748. This cost is expected to be recognized over the next 1.8 years using the weighted average method.
Performance -Based Awards
In 2014, the Company granted performance-based awards in connection with the acquisitions completed during that year. The total number of the awards varies based on attainment of certain performance targets pursuant to the terms of the relevant purchase agreements. Typically, the vesting period is three years, with one third of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant. If an eligible employee leaves the Company prior to a vesting date, the unvested portion of the award will be forfeited, generally. The Company periodically evaluates the achievement of the related performance conditions during the applicable performance measurement period and the number of shares expected to be delivered, and resulting compensation expense is adjusted accordingly. During the three months ended March 31, 2015, one-third of performance-based awards for Netsoft vested.
Summarized activity related to the Company’s performance-based awards for the three months ended March 31, 2015, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2015	371,510	$39.34
Awards granted	—	—
Awards vested	(8,501)	36.57
Awards forfeited/cancelled	—	—
Changes in the number of awards expected to be delivered	(20,583)	56.74
Unvested performance-based awards outstanding at March 31, 2015	342,426	$37.91
As of March 31, 2015, total unrecognized compensation cost related to unvested performance-based awards was $14,898. This cost is expected to be recognized over the next 1.8 years using the weighted average method.

8.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2015	2014
Numerator for common earnings per share:
Net income	$14,714	$17,364
Numerator for basic and diluted earnings per share	$14,714	$17,364

Denominator for basic earnings per share:
Weighted average common shares outstanding	47,886	46,797
Effect of dilutive securities:
Stock options, RSUs and performance-based awards	3,114	2,410
Denominator for diluted earnings per share	51,000	49,207

Net income per share:
Basic	$0.31	$0.37
Diluted	$0.29	$0.35
During the three months ended March 31, 2015 and 2014, a total of 121 and 1,271 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES
Construction in progress — On December 7, 2011, the Company entered into an agreement with IDEAB Project Eesti AS (“IDEAB”) for the construction of an office building within the High Technologies Park in Minsk, Belarus (the “Construction Agreement”). At the same time, the Company entered into a related investment agreement with the Minsk Executive Committee acting on behalf of the Republic of Belarus (the “Investment Agreement”) permitting the Company to use land located in the government’s High Technologies Park to construct the new office building and granting certain tax benefits. The Investment Agreement specified a completion deadline for construction of September 15, 2012 extended by the parties to December 31, 2014, and further extended to July 1, 2015. Per the Investment Agreement, if the Company does not meet the completion deadline, monthly penalties may be imposed; the recent extension of the Investment Agreement increases the monthly penalty to $20 per month for the period beginning January 1, 2015. There may be further terms and conditions imposed on the Company in a further extension of the Investment Agreement. If the Investment Agreement is terminated, the Company could be required to disgorge certain tax benefits received by the Company in connection with the project and could potentially be required to fully restore the land to its original condition. The Company has not been required to pay any penalties to date. The Company has secured the required building construction permits and is working toward completion of the building. The Company believes that the building will be completed and available for its use in 2015, and that any penalties or loss of tax benefits will not be material to the accompanying financial statements.
The Construction Agreement committed IDEAB to construct an office building for the Company in Minsk with a completion date of February 28, 2014. In April 2014 IDEAB stopped its construction before the building’s completion, for reasons unrelated to the Company’s performance under the Construction Agreement. In May 2014, IDEAB notified the Company that it was unable to continue as general contractor to complete the construction of the building in time and on the terms agreed. As a result, the Company took control over the construction site. On July 7, 2014, the Company provided IDEAB with notice of termination of the Construction Agreement, effective on or about July 11, 2014. The Company filed a legal action against IDEAB in Belarus in August 2014, claiming breach of contract. In September 2014, the court decided in the Company’s favor and directed IDEAB to pay the Company $1,000 plus reimbursement of certain expenses. The Company is pursuing recovery from IDEAB of this amount. The Company has filed other lawsuits seeking recovery from IDEAB of additional amounts (including future work and construction materials) from IDEAB. These lawsuits are in various stages of litigation and it is not possible to estimate the likelihood of recovery.
At March 31, 2015, the Company had approximately $18,700 of capitalized construction costs and estimated up to $4,549 of additional investment required to complete the construction and put the building into operation. The Company estimates that the building construction will be completed by June 30, 2015.
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

10.	OPERATING SEGMENTS
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
Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
Total segment revenues:
North America	$100,269	$80,198
Europe	91,152	67,659
Russia	7,513	10,748
Other	1,260	1,392
Total segment revenues	$200,194	$159,997
Segment operating profit:
North America	$24,068	$18,197
Europe	15,340	14,135
Russia	(271)	(1,135)
Other	(457)	(1,318)
Total segment operating profit	$38,680	$29,879
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three months ended March 31, 2015 and 2014, revenues from one customer, UBS AG, were $30,933 and $20,024, respectively, and accounted for more than 10% of total revenues. Revenues from this customer included reimbursable expenses and were included in the Company’s Europe segment in the periods indicated.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of March 31, 2015, billed trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 15.6% of our total billed trade receivables. As of March 31, 2015, unbilled trade receivables from two customers, UBS AG and Barclays, individually exceeded 10% and together accounted for 27.1% of our total unbilled trade receivables.

Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2015	2014
Total segment revenues	$200,194	$159,997
Unallocated (loss)/revenue	(149)	387
Revenues	$200,045	$160,384

Total segment operating profit:	$38,680	$29,879
Unallocated amounts:
Other revenues	(149)	387
Stock-based compensation expense	(9,134)	(3,208)
Non-corporate taxes	(825)	(546)
Professional fees	(1,822)	(1,314)
Depreciation and amortization	(1,329)	(655)
Bank charges	(367)	(247)
Other corporate expenses	(2,234)	(2,439)
Income from operations	22,820	21,857
Interest and other income, net	1,158	976
Foreign exchange loss	(5,754)	(1,241)
Income before provision for income taxes	$18,224	$21,592
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	March 31, 2015	December 31, 2014
Belarus	$42,060	$41,652
Ukraine	4,377	4,392
Hungary	2,523	2,773
Russia	2,121	2,196
United States	1,779	2,001
Other	2,255	2,120
Total	$55,115	$55,134

Information about the Company’s revenues by client location is as follows:

	Three Months Ended March 31,
	2015	2014
United States	$92,182	$69,136
United Kingdom	38,565	34,244
Switzerland	26,351	20,532
Canada	12,485	9,981
Russia	7,259	10,390
Germany	6,498	6,132
Hong Kong	5,210	—
Netherlands	2,046	2,118
Sweden	2,013	2,312
Belgium	1,525	641
Kazakhstan	1,259	1,242
Ireland	1,187	—
Other locations	1,608	1,689
Reimbursable expenses and other revenues	1,857	1,967
Revenues	$200,045	$160,384
Service Offering Information
Information about the Company’s revenues by service offering is as follows:

	Three Months Ended March 31,
	2015	2014
Software development	$140,035	$110,687
Application testing services	37,030	31,770
Application maintenance and support	17,132	11,378
Infrastructure services	3,173	3,754
Licensing	818	828
Reimbursable expenses and other revenues	1,857	1,967
Revenues	$200,045	$160,384

11.	RECENT ACCOUNTING PRONOUNCEMENTS
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may also elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendment is effective on November 18, 2014. The implementation of this standard does not have a material effect on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The update aims to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for annual period and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial statements as the Company currently does not issue hybrid instruments.
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
In May 2014, the FASB issued ASU 2014-09, which impacts virtually all aspects of an entity’s revenue recognition. The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard will be effective for the Company beginning in its first quarter of 2017. In April 2015, the FASB issued a tentative proposal to defer the effective date until the annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company is currently evaluating the impact this new standard will have on its condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal periods beginning after December 15, 2014, including interim periods within that reporting periods, with early adoption permitted. The implementation of this standard does not have a material impact on the Company’s condensed consolidated financial statements, but may impact the reporting of any future dispositions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and “Part II. Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
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
Year-to-Date 2015 Developments and Trends
During the three months ended March 31, 2015, our revenues were $200.0 million, an increase of approximately 24.7% over $160.4 million reported for the same period a year ago. Our performance remained strong across our key verticals with Life Sciences and Healthcare vertical emerging rapidly and showing growth of 189.7% over the first quarter of 2014.
We remain committed to maintaining and improving a well-balanced portfolio of clients. During the first quarter of 2015, our top five and top ten customers accounted for 35.5% and 46.4% of consolidated revenues, respectively.
We seek to grow revenues by continually expanding the scope and size of our engagements, as well as by growing our key customer base through business development efforts and strategic acquisitions. During the first quarter of 2015, we focused on integrating the acquired business as well as continued developing our existing business, both geographically and across industry verticals.

Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase
	2015	2014	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$200,045	$160,384	$39,661	24.7%
Income from operations	22,820	21,857	963	4.4%
Net income	14,714	17,364	(2,650)	(15.3)%
The key highlights of our consolidated results for the three months ended March 31, 2015, as compared to the corresponding period of 2014, were as follows:

•	The North American geography increased the most, generating revenue growth of $25.6 million during the three months ended March 31, 2015, or 32.3% over the corresponding period of 2014;

•
Revenue increased in all our key verticals, and in particular within the ISVs and Technology and Life Sciences and Healthcare verticals, which grew $9.7 million and $9.5 million, respectively, in the first quarter of 2015 over the corresponding period of 2014.

•
Income from operations grew by 4.4% during the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Income from operations decreased by 2.2% as a percentage of revenues over the same period. The decrease was due to a combination of factors, including an increase of $5.9 million in stock-based compensation expense, of which $4.0 million relates to our 2014 acquisitions; and increase in salaries for the non-production personnel to support our aggressive growth.

•
Net income decreased by 15.3% during the first quarter of 2015 compared with the corresponding period of 2014. Expressed as a percentage of revenues, net income decreased 3.4% during the three months ended March 31, 2015, as compared to the prior year period due to the items noted above, as well as the effects of significant adverse foreign exchange rate changes to date in 2015 as compared to 2014 for currencies including the euro.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
In our quarterly earnings press releases and conference calls, we discuss the following key measures that are not calculated according to U.S. GAAP:

•	Non-GAAP income from operations is the income from operations as reported on our consolidated statements of income and comprehensive income exclusive of certain expenses and benefits.

•	Non-GAAP operating margin is the non-GAAP income from operations as a percentage of reported revenues.

We believe that these non-GAAP measures help illustrate trends in our core business and we use these measures to establish budgets and operational goals, manage our business and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except percentages)
GAAP income from operations	$22,820	$21,857
Stock-based compensation expense	9,134	3,208
Amortization of purchased intangible assets	1,418	650
Acquisition-related costs	62	581
Non-GAAP income from operations	$33,434	$26,296

GAAP operating margin	11.4%	13.6%
Effect of the adjustments detailed above	5.3%	2.8%
Non-GAAP operating margin	16.7%	16.4%
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
Stock-based compensation expense is excluded from our non-GAAP measures because we believe such exclusion allows for a more accurate comparison of our operating results among the periods.
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

Effects of Inflation
Economies in CIS countries such as Belarus, Russia, Kazakhstan and Ukraine have periodically experienced high rates of inflation. Periods of higher inflation may slow economic growth in those countries. Also, inflation is likely to increase some of our costs and expenses, which may reduce our profitability as we may not be able to pass them on to our clients. Inflationary pressures could also affect our ability to access financial markets and lead to counter-inflationary measures that may harm our financial condition, results of operations or adversely affect the market price of our securities.
Ukraine has been experiencing heightened political and economic turmoil with no improvement as of the date of this report. Various news sources estimate that inflation has been increasing and the rate of increase has been accelerating throughout 2015. According to news reports, the peace talks continue and efforts to improve the government are in progress, however, the cost of the continuing crisis is severely impacting the Ukrainian economy. The Ukrainian currency has been weakened and the negative outlook in the Ukrainian economy continues. The functional currency for financial reporting purposes in Ukraine is US dollars.
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
In February 2014, the government of Kazakhstan devalued the local currency, the tenge, by 19%. The government kept inflation for 2014 within forecasted range of 6% to 8% with a forecast of around 7% for 2015 with a steady decrease towards 6% later in the year. However, political and economic instability in the region may contribute to the economic uncertainty in Kazakhstan.
Belarus over the last several years has been experiencing hyperinflation. The measures currently used by the Belarusian government to control this recent inflation include monetary policy and pricing instruments, including increasing interest rates and the use of anti-monopoly laws to prevent the increase in pricing of goods, as well as privatization and using foreign borrowings to replenish the budget and stabilize the local currency. Inflation, government actions to combat inflation and public speculation about possible additional actions have also contributed to economic uncertainty in Belarus. Belarus may experience high levels of inflation in the future. In the first quarter of 2015, we had approximately $0.3 million, or 0.1%, of our revenues denominated in Belarusian rubles.

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

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$200,045	$160,384	$39,661	24.7%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	125,887	102,454	23,433	22.9%
Selling, general and administrative expenses(2)	46,938	32,359	14,579	45.1%
Depreciation and amortization expense	4,200	3,689	511	13.9%
Other operating expenses, net	200	25	175	700.0%
Income from operations	22,820	21,857	963	4.4%
Interest and other income, net	1,158	976	182	18.6%
Foreign exchange loss	(5,754)	(1,241)	(4,513)	363.7%
Income before provision for income taxes	18,224	21,592	(3,368)	(15.6)%
Provision for income taxes	3,510	4,228	(718)	(17.0)%
Net income	$14,714	$17,364	$(2,650)	(15.3)%

(1)	Included $2,484 and $1,403 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively;

(2)	Included $6,650 and $1,805 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues
During the three months ended March 31, 2015, our revenues grew 24.7% over the corresponding period in 2014, from $160.4 million to $200.0 million for the quarter. The increase was attributable to a combination of factors, including deeper penetration to existing customers and attainment of new customers.
During the three months ended March 31, 2015, revenues in North America, our largest geography by revenue, grew $25.6 million, or 32.3%, over the same period last year. Expressed as a percentage of consolidated revenues, the North America geography accounted for 52.3% during the three months ended March 31, 2015, which represented an increase of 3.0% over the corresponding period in 2014. This result is partly attributed to continuing strong performance by our existing top clients in the North America's ISVs and Technology and Business Information and Media verticals. Revenues from the ISVs and Technology vertical in North America increased by $8.4 million for the three months ended March 31, 2015 compared with the same period last year. During the three months ended March 31, 2015, revenues from the Business Information and Media vertical in North America increased by $5.2 million, or 33.2%, over the corresponding period of 2014.
Additionally, this geography benefited from customers of certain companies we acquired in 2014, particularly in the Life Sciences and Healthcare vertical. For the three months ended March 31, 2015, revenues in North America's Life Sciences and Healthcare vertical increased by $8.5 million or 193.5% compared with the same period last year.
Revenues from our Travel and Consumer vertical in North America increased by $3.7 million, or 24.2%, in the first quarter of 2015 as compared to the corresponding period of 2014. The increase in this vertical was primarily driven by the rapid expansion of our strategic relationship with a large retail chain, a relationship we acquired in 2012. This customer has been one of our top ten customers since 2013. During the three months ended March 31, 2015, revenues from this customer accounted for 5.7% of total revenue growth in North America, respectively.
During the three months ended March 31, 2015, our Banking and Financial Services vertical remained our dominant vertical in Europe and accounted for 47.9% of overall revenue growth in this geography. During the first quarter of 2015, revenues from the Banking and Financial Services vertical increased by $5.8 million, or 16.2%, over the corresponding periods of 2014. It was also our largest vertical on a consolidated basis. Continued solid performance of the Banking and Financial

Services vertical was attributable to an increased demand for our services and ongoing relationships with existing customers located in Europe. In particular, 10.4% of consolidated revenue growth during the three months ended March 31, 2015 was attributable to increased business from certain of our largest customers located in the United Kingdom and Switzerland. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer vertical. During the three months ended March 31, 2015, revenues from this vertical increased by $3.3 million over the corresponding period last year and accounted for 16.9% of total growth in this geography.
Revenues in the CIS geography decreased by $3.2 million, or 26.9%, during the three months ended March 31, 2015 as compared to the corresponding period of 2014, mainly in the Banking and Financial Services vertical, which decreased by $2.8 million.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the three months ended March 31, 2015, cost of revenues (exclusive of depreciation and amortization) was $125.9 million representing an increase of 22.9% over the corresponding period of 2014. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) decreased by 1.0% to 62.9% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the first quarter of 2015 as compared with the first quarter of 2014 was primarily driven by a $24.0 million increase in personnel-related costs, including an increase in stock-based compensation expense of $1.1 million. The increase was mainly attributable to a 28.7% growth in the average production headcount, resulting mostly from our strategic acquisitions in 2014.
Selling, General and Administrative Expenses
We continued to invest in key areas, including sales, infrastructure, industry expertise, and other functions supporting global operations. During the three months ended March 31, 2015, selling, general and administrative expenses were $46.9 million representing an increase of 45.1% over the corresponding period of 2014. As a percentage of revenues, selling, general and administrative expenses increased 3.3% over the corresponding period of 2014, to 23.5% of consolidated revenues.
An increase in selling, general and administrative expenses in the first quarter of 2015 was primarily driven by a $12.0 million increase in personnel-related costs, which includes salaries and stock option expenses. Our selling, general and administrative expenses have increased primarily as a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our growth. We experienced a 4.7% growth in the average non-production headcount as compared to the same period last year. In addition, we incurred $4.0 million of costs related to our 2014 acquisitions representing stock-based compensation expense, which resulted in a 2.1% increase in selling, general and administrative expenses expressed as a percentage of revenues.
Depreciation and Amortization Expense
During the three months ended March 31, 2015, depreciation and amortization expense was $4.2 million, as compared to $3.7 million in the corresponding period last year. Expressed as a percentage of revenues, depreciation and amortization expense decreased 0.2% during the three months ended March 31, 2015, respectively, as compared with the corresponding period of 2014. The change is mainly due to $0.8 million increase in amortization of intangible assets from the assets obtained as part of the 2014 acquisitions, offset by lower depreciation charges.
Interest and Other Income, Net
Net interest and other income was $1.2 million during the three months ended March 31, 2015 representing an increase of $0.2 million when compared to the corresponding period last year. The increase was primarily driven by interest received on cash accounts in Belarus and the UK and, to a lesser extent, interest earned on employee housing loans.
Provision for Income Taxes
Our effective tax rate for the three months ended March 31, 2015 and 2014, was 19.3% and 19.6%, respectively. The primary factors that caused a decrease in our worldwide effective tax rate are the changes in the geographic mix of our current year earnings towards countries with lower statutory rates and also the mix of new tax jurisdictions from acquisitions in the US, western Europe and Asia during 2014.
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

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total segment revenues:
North America	$100,269	$80,198
Europe	91,152	67,659
Russia	7,513	10,748
Other	1,260	1,392
Total segment revenues	$200,194	$159,997
Segment operating profit:
North America	$24,068	$18,197
Europe	15,340	14,135
Russia	(271)	(1,135)
Other	(457)	(1,318)
Total segment operating profit	$38,680	$29,879
North America Segment
During the three months ended March 31, 2015, revenues for the North America segment increased $20.1 million, or 25.0%, over the corresponding period in 2014 and segment operating profits increased $5.9 million, or 32.3%, as compared to the same period last year, to $24.1 million net operating profit.
For the quarter ended March 31, 2015, revenues from our North America segment were 50.1% of total revenues, which remained equal to the 50.1% percentage of total revenues in the first quarter of 2014. As a percentage of segment revenues, the North America segment’s operating profit was 24.0% during the three months ended March 31, 2015 and 22.7% in the corresponding period last year.
The increase in revenues during the three months ended March 31, 2015 was driven by continued expansion of existing customer relationships and by revenues from new clients. During the first quarter of 2015, operating results of the North America operating segment benefited from our recent acquisitions in the Life Sciences and Healthcare industry.
Europe Segment
Europe continues to be a growing segment in our portfolio as our business model continues to gain considerable traction with European-based clients primarily in the Banking and Financial Services and Travel and Consumer verticals. Furthermore, our Europe segment benefited from the acquisition of Jointech, a company with locations in South-East Asia, which created a new value proposition for our existing customers within the Banking and Financial Services vertical, particularly in the areas of investment banking, wealth and asset management, and extended our reach into new geography. We expect that many of our new and existing customers in other business verticals will use our services in that fast-growing region resulting in possible revenue and operating profit increases to the Europe segment.
During the three months ended March 31, 2015, revenues from our Europe segment were 45.5% of total segment revenues and represented an increase of $23.5 million, or 34.7%, over the corresponding period of 2014. During the three months ended March 31, 2015, segment operating profits increased $1.2 million, or 8.5%, as compared to the corresponding period of 2014, to $15.3 million net operating profit.

Russia and Other Segments
During the three months ended March 31, 2015, revenues from our Russia segment were $7.5 million representing a decline of $3.2 million compared to the corresponding period of 2014. During the three months ended March 31, 2015, operating losses of the Russia segment decreased $0.9 million as compared to the same period last year, to $0.3 million of operating losses.
During the three months ended March 31, 2015, revenues from our Other segment were $1.3 million representing a decrease of $0.1 million compared to the corresponding period of 2014. During the three months ended March 31, 2015, operating losses of the Other segments decreased $0.9 million compared to the same period last year, to $0.5 million of operating losses.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments. As a result, we recorded the cost related to the performance of services in 2015 with no associated revenues recognized in the period that services were rendered. These business arrangements were further exacerbated by strong foreign currency fluctuations in the fourth quarter of 2014, negatively impacting our business in Russia and CIS countries during the first quarter of 2015.
Liquidity and Capital Resources
Capital Resources
At March 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $192.4 million, a one-year time deposit maturing in March 2016 in the amount of $30.0 million and $100.0 million of available borrowings under our revolving line of credit. As of that date, $146.5 million of our total cash and cash equivalents were held outside the United States. Of this amount, $54.2 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 6.9% during the first quarter of 2015. Also, $60.5 million in US dollars, which was repatriated from Belarus earlier in 2014, was held in a bank in the UK by our Cyprus entity, which was repatriated from Belarus earlier in 2014. In March 2015, $30.0 million of this amount has been placed into a one-year interest bearing time deposit within the same bank.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, if necessary, there are no restrictions on repatriating those funds back to the United States. If we decide to remit funds to the United States in the form of dividends, $176.3 million would be subject to foreign withholding taxes, of which $173.6 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
On September 12, 2014, we established a revolving credit facility with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank. This credit facility consists of a $100.0 million revolving line of credit, with a maturity date of September 12, 2019. There is potential to increase the credit facility up to $200.0 million if certain conditions are met. Borrowings under the credit facility may be denominated in United States Dollars or, up to a maximum of $50.0 million in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). At March 31, 2015, we had no borrowings outstanding under the line of credit and the entire $100.0 million revolving line of credit was available for use by us.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$6,871	$16,188
Net cash used in investing activities	(33,882)	(11,676)
Net cash provided by financing activities	1,490	3,134
Effect of exchange rate changes on cash and cash equivalents	(2,650)	(2,787)
Net increase in cash and cash equivalents	(28,171)	4,859
Cash and cash equivalents, beginning of period	220,534	169,207
Cash and cash equivalents, end of period	$192,363	$174,066
Operating Activities
Net cash provided by operations during the three months ended March 31, 2015 decreased $9.3 million to $6.9 million, as compared to $16.2 million net cash provided by operations in the corresponding period of 2014. This decrease in operating cash flows for the first three months of 2015 is mainly attributable to increased current unbilled receivables recorded at the end of the quarter, partly offset by the improvement in billed accounts receivable as a result of continuous effort on reducing days outstanding for our billed receivables. The cash from the operating activities has been impacted by the higher working capital requirements associated with increased revenues, including growth in total compensation and benefits of our IT professionals, overhead expenses, and higher tax payments.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2015 increased $22.2 million to $33.9 million as compared to $11.7 million used in investing activities during the corresponding period of 2014. The increase was primarily attributable to a new $30.0 million time deposit set up by our Cyprus entity in the UK in March 2015, partly offset by $2.4 million spent on acquisition of business in the first quarter of 2014 with no spend on acquisitions in the first quarter of 2015.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2015 was $1.5 million, a decrease of $1.6 million from the same period in 2014 primarily due to payment of deferred consideration in the amount of $2.8 million offset by $1.7 million of higher proceeds from stock option exercises.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our fixed and determinable contractual obligations as of March 31, 2015.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$46,867	$16,505	$18,747	$8,555	$3,060
Other short-term obligations (1)	4,549	4,549	—	—	—
Employee Housing Program (2)	—	—	—	—	—
	$51,416	$21,054	$18,747	$8,555	$3,060

(1)
As of March 31, 2015, we estimated up to $4.5 million of additional investment could be required to complete construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. Please see Note 9 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for further information.

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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 9 of our financial statements in “Part I. Item 1. Financial Statements”. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
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
Fair Value of Financial Instruments — We make significant assumptions about fair values of our financial assets and liabilities and we utilize the following fair value hierarchy, prescribed by authoritative guidance, in forming those assumptions:
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
Where the fair values of financial assets and liabilities recorded in the consolidated balance sheets cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, options pricing models and other relevant valuation models. To the extent possible, observable market data is used as inputs into these models but when it is not feasible, a degree of judgment is required to establish fair values.

Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
At March 31, 2015, contingent liabilities measured at fair value on a recurring basis comprised contingent consideration payable in cash and stock, performance-based awards issued to certain former owners of acquired businesses in exchange for future services, and certain other contractual liabilities.
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
At March 31, 2015, loans issued to employees were $6.3 million, or 1.0% of our total assets. These loans potentially expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on the personal income of borrowers obtained through their employment with EPAM and may be adversely affected by macroeconomic changes, such as higher unemployment levels, currency devaluation and inflation. Additionally, the continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. As of March 31, 2015, $82.1 million of total cash was held in CIS countries, with $55.3 million of that in Belarus. Banking and other financial systems in the CIS region are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS region generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition. Cash in other CIS locations is used for short term operational needs and cash balances in those banks move with the needs of the entities.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of March 31, 2015, billed trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 15.6% of our total billed trade receivables as of that date. As of March 31, 2015, unbilled trade receivables from two customers, UBS AG and Barclays, individually exceeded 10% and accounted for 27.1% of our total unbilled trade receivables as of that date.
During the three months ended March 31, 2015, our top five customers accounted for 35.5% of our total revenues, and our top ten customers accounted for 46.4% of our total revenues, respectively. During the three months ended March 31, 2014, our top five customers accounted for 33.5% of our total revenues, and our top ten customers accounted for 45.5% of our total revenues, respectively.
During the three months ended March 31, 2015, the Company had one customer, UBS AG, with revenues of $30.9 million, which accounted for more than 10% of total revenues in the period indicated. During the three months ended March 31, 2014, revenues from one customer, UBS AG, were $20.0 million and accounted for 12.5% of our total revenues. Revenues from this customer do not include reimbursable expenses.
Credit losses and write-offs of trade accounts receivable balances have historically not been material to our condensed consolidated financial statements.
Interest Rate Risk
Our exposure to market risk is mainly influenced by the changes in interest rates received on our cash and cash equivalent deposits and paid on any outstanding balance on our revolving line of credit, which is subject to a variety of rates depending on the type and timing of funds borrowed. As of March 31, 2015 we have not borrowed under the line of credit and did not have any outstanding debt. We do not use derivative financial instruments to hedge our risk of interest rate volatility.
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

Foreign Exchange Risk
Our condensed consolidated financial statements are reported in U.S. dollars. Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. Our exposure to currency exchange rate changes is diversified due to the variety of countries and currencies in which we conduct business. Outside of the United States we operate primarily through wholly owned subsidiaries in Canada, Europe, Asia, and the CIS and CEE regions and generate a significant portion of our revenues in currencies other than the U.S. dollar, principally, euros, British pounds sterling, Canadian dollars, and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros, Russian rubles, Polish zlotys, Hong Kong dollars and China yuan renminbi (“CNY”) associated with our delivery centers located in the CEE, Europe and APAC regions. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash outflows for expenditures in foreign currencies. We do not use derivative financial instruments to hedge the risk of foreign exchange volatility. Our results of operations can be affected if any of the currencies, which we use materially in our business, appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses.
Based on our results of operations for the first quarter of 2015, if currencies were not impacted by foreign exchange fluctuations and results were evaluated on the constant currency basis compared to the results of the first quarter in 2014, our consolidated revenue would have been higher by 6.7%. Revenue has been negatively impacted by all currencies when compared on the constant currency basis to the first quarter of 2014 with main differences coming from the decline in the Russian ruble, euro, British pound sterling and Canadian dollar. If compared on the same constant currency basis, our net income would have been lower by 10.0% as the impact from the currency declines also had a favorable impact on the expenses at our offshore delivery centers. Net income in the first quarter of 2015 compared on the constant currency basis to the first quarter of 2014 was impacted positively by the Russian ruble, Hungarian forint and Polish zloty, which was partially offset by the negative impact from the euro, British pounds sterling and Canadian dollar.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible during the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $5.7 million and $1.3 million during the three months ended March 31, 2015 and 2014, respectively. Increase in net foreign exchange loss in the first quarter of 2015 as compared to the same period of 2014 was primarily attributable to changes in exchange rates of Russian ruble, euro, British pound sterling and Canadian dollar against U.S. dollar in the periods indicated, including realized losses from foreign currency conversions. These losses are included in our condensed consolidated statements of income and comprehensive income.
Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of March 31, 2015, approximately 24.3% of our total net assets were subject to foreign currency translation exposure, as compared to 21.9% as of December 31, 2014, and approximately 54.0% of our net income in the first quarter of 2015 was generated by subsidiaries for which the functional currency was not U.S. dollars, as compared to 63.5% in the first quarter of 2014. During the quarters ended March 31, 2015 and 2014, we recorded $2.7 million of translation losses and $3.6 million of translation gains, respectively, within our condensed consolidated statements of income and comprehensive income. During the periods presented, our condensed consolidated statements of income and comprehensive income were not materially affected by gains or losses arising from translating financial statements of our foreign subsidiaries from functional currency to U.S. dollars.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in “Part I. Item 1A.Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Chief Executive Officer Restricted Stock Unit Award Agreement
10.2	Form of Senior Management Restricted Stock Unit Award Agreement
10.3	Amended 2012 Non-Employee Directors Compensation Plan
10.4	Amended Non-Employee Director Compensation Policy
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2015

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Anthony J. Conte
Name: Anthony J. Conte
Title: Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)