Form 10-Q
period 2015-06-30
EPAM Systems, Inc.
filed 2015-08-07
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 30, 2015
Common Stock, par value $0.001 per share	49,755,506 shares

EPAM SYSTEMS, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of June 30, 2015	As of December 31, 2014
Assets
Current assets
Cash and cash equivalents	$175,717	$220,534
Time deposits	30,000	—
Accounts receivable, net of allowance of $2,389 and $2,181, respectively	134,941	124,483
Unbilled revenues	92,266	55,851
Prepaid and other current assets	19,635	9,289
Employee loans, net of allowance of $0 and $0, respectively, current	2,576	2,434
Deferred tax assets, current	1,831	2,496
Total current assets	456,966	415,087
Property and equipment, net	58,446	55,134
Restricted cash, long-term	111	156
Employee loans, net of allowance of $0 and $0, respectively, long-term	3,814	4,081
Intangible assets, net	37,820	47,689
Goodwill	62,207	57,417
Deferred tax assets, long-term	13,568	11,094
Other long-term assets	3,561	3,368
Total assets	$636,493	$594,026

Liabilities
Current liabilities
Accounts payable	$11,993	$4,641
Accrued expenses and other liabilities	26,841	32,203
Deferred revenue, current	2,615	3,220
Due to employees	25,986	24,518
Taxes payable	21,505	24,704
Contingent consideration, current (Note 2 and 4)	—	35,524
Contingent liability, current (Note 9)	87	—
Deferred tax liabilities, current	974	603
Total current liabilities	90,001	125,413
Deferred tax liabilities, long-term	2,432	4,563
Total liabilities	92,433	129,976
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 49,632,642 and 48,748,298 shares issued, 49,623,617 and 48,303,811 shares outstanding at June 30, 2015 and December 31, 2014, respectively	49	48
Additional paid-in capital	270,658	229,501
Retained earnings	294,543	260,598
Treasury stock	(80)	(4,043)
Accumulated other comprehensive loss	(21,110)	(22,054)
Total stockholders’ equity	544,060	464,050
Total liabilities and stockholders’ equity	$636,493	$594,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$217,781	$174,695	$417,826	$335,079
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	134,256	110,102	260,143	212,556
Selling, general and administrative expenses	55,976	38,671	102,914	71,030
Depreciation and amortization expense	3,903	5,451	8,103	9,140
Other operating expenses, net	40	1,995	240	2,020
Income from operations	23,606	18,476	46,426	40,333
Interest and other income, net	1,299	1,164	2,457	2,140
Foreign exchange loss	(465)	(1,239)	(6,219)	(2,480)
Income before provision for income taxes	24,440	18,401	42,664	39,993
Provision for income taxes	5,209	3,587	8,719	7,815
Net income	$19,231	$14,814	$33,945	$32,178
Foreign currency translation adjustments	3,674	2,894	944	(683)
Comprehensive income	$22,905	$17,708	$34,889	$31,495

Net income per share:
Basic	$0.40	$0.31	$0.70	$0.69
Diluted	$0.37	$0.30	$0.66	$0.65
Shares used in calculation of net income per share:
Basic	48,584	47,068	48,237	46,933
Diluted	51,917	49,559	51,461	49,384

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(US Dollars in thousands)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$33,945	$32,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,103	9,140
Bad debt expense	701	769
Deferred taxes	372	195
Stock-based compensation expense	21,387	9,099
Excess tax benefit on stock-based compensation plans	(2,382)	(2,161)
Other	2,085	2,336
Changes in operating assets and liabilities:
(Increase)/ decrease in operating assets:
Accounts receivable	(13,209)	(7,172)
Unbilled revenues	(35,935)	(24,254)
Prepaid expenses and other assets	(7,935)	1,000
Increase/ (decrease) in operating liabilities:
Accounts payable	7,743	5,899
Accrued expenses and other liabilities	(4,160)	(2,172)
Deferred revenues	(459)	(255)
Due to employees	3,602	6,627
Taxes payable	(4,824)	1,798
Net cash provided by operating activities	9,034	33,027
Cash flows from investing activities:
Purchases of property and equipment	(5,342)	(4,445)
Payment for construction of corporate facilities	(3,512)	(2,282)
Employee housing loans issued	(919)	(799)
Proceeds from repayments of employee housing loans	1,090	856
Increase in restricted cash and time deposits, net	(29,955)	303
Increase in other long-term assets, net	(811)	(346)
Acquisition of businesses, net of cash acquired (Note 2)	(30)	(26,498)
Net cash used in investing activities	(39,479)	(33,211)
Cash flows from financing activities:
Proceeds related to stock options exercises	13,955	5,413
Excess tax benefit on stock-based compensation plans	2,382	2,161
Acquisition of business, deferred consideration (Note 2)	(30,274)	—
Net cash provided by/ (used in) financing activities	(13,937)	7,574
Effect of exchange rate changes on cash and cash equivalents	(435)	(1,522)
Net increase/ (decrease) in cash and cash equivalents	(44,817)	5,868
Cash and cash equivalents, beginning of period	220,534	169,207
Cash and cash equivalents, end of period	$175,717	$175,075

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
The Company is incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Bulgaria, China, Armenia, Poland, Mexico and Austria, and client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, Kazakhstan, Singapore, China, Hong Kong and Australia.
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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements. Additionally, operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
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
The Company defers amounts billed to its clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Unbilled revenue is recorded when services have been provided but billed subsequent to the period end in accordance with the contract terms.
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

Where the fair values of financial assets and liabilities recorded in the condensed consolidated balance sheets cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, options pricing models and other relevant valuation models. To the extent possible, observable market data is used as inputs into these models but when it is not feasible, a degree of judgment is required to establish fair values.
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, other than certain contingent liabilities in connection with the acquisitions of businesses.
At June 30, 2015, contingent liabilities measured at fair value on a recurring basis are comprised of performance-based awards issued to certain former owners of the acquired businesses in exchange for future services. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency.
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
The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian Rubles (“BYR”) and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. The Company also assessed the probability of future defaults and associated cash flows impact. In addition, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured USD-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the six months ended June 30, 2015 approximated their fair values upon initial recognition. The Company also estimated the fair values of the housing loans that were outstanding as of June 30, 2015 using the inputs noted above and determined their fair values approximated the carrying values as of that date.

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
Off-Balance Sheet Financial Instruments — Include credit instruments, such as commitments to make employee loans and related guarantees, standby letters of credit and guarantees issued under customer contracts. The face amount for these items represents the exposure to loss, before considering available collateral or the borrower’s ability to repay. Such financial instruments are recorded when they are funded. Loss contingencies arising from off-balance sheet credit exposures are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe there are such matters that will have a material effect on the condensed consolidated financial statements.

2.	ACQUISITIONS
Acquisitions completed during the year ended December 31, 2014 allowed the Company to expand into desirable geographic locations, complement the existing vertical markets, increase revenue and create new offerings of services currently provided. The Company used the acquisition method for recording business combinations to account for these acquisitions. Acquisitions were settled in cash and/or stock where a portion of the settlement price may be deferred. In some cases, purchase agreements contain contingent consideration in a form of an earnout obligation. The table below discloses respective details of each acquisition.

Name of Acquisition	Effective Date of Acquisition	Common Shares		Fair Value of Common Shares		Cash, Net of Working Capital and Other Adjustments		Recorded Earnout Payable		Total Recorded Purchase Price	Maximum Potential Earnout Payable
		Issued	Deferred	Issued	Deferred	Paid	Deferred	Cash	Stock
		(in shares)		(in thousands)
Netsoft	March 5, 2014	—	—	$—	$—	$2,403	$1,022	$1,825	$—	$5,250	$1,825
Jointech	April 30, 2014	—	89,552	—	2,788	10,000	4,000	15,000	5,000	36,788	20,000
GGA	June 6, 2014	—	—	—	—	14,892	—	11,400	—	26,292
Great Fridays	October 31, 2014	—	—	—	—	10,777	—	1,173	—	11,950	1,173
		—	89,552	$—	$2,788	$38,072	$5,022	$29,398	$5,000	$80,280
Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are based upon the estimated future operating results of the acquired businesses within a seven-to twelve-month period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. The Company records any subsequent changes in the fair value of the earnout obligations in its consolidated income from operations. Please see Note 4 for discussion around significant inputs and assumptions relating to the earnout obligation.
Netsoft — On March 5, 2014, the Company completed an acquisition of substantially all of the assets and assumed certain specific liabilities of U.S.-based healthcare technology consulting firm Netsoft Holdings, LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). As a result of this transaction, substantially all of the employees of Netsoft, including approximately 40 IT professionals, accepted employment with the Company. In connection with the Netsoft acquisition, the Company agreed to issue a total of 2,289 restricted shares of Company common stock as consideration for future services to key management and employees of Netsoft (the “Netsoft Closing Shares”). The Company agreed to pay deferred consideration, consisting partly of 9,154 restricted shares of Company common stock. During the three months ended March 31, 2015, the Company issued 16,349 restricted shares of Company common stock to Netsoft for achieving certain performance targets (collectively with the Netsoft Closing Shares, the “Netsoft Employment Shares”). The Netsoft Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. The first such installment vested during the three months ended March 31, 2015. All unvested shares will be forfeited upon termination of services by the Company for cause or by the employee other than for good reason. The Netsoft Employment Shares had an estimated value of $1,017 at the time of grant and were recorded as stock-based compensation expense over an associated service period of three years (Note 7). Under the terms of this agreement, all of the Netsoft Closing Shares, as well as $256, were placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the asset purchase agreement.
Jointech — On April 30, 2014, the Company acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzhen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). Jointech provides strategic technology services to multi-national organizations in investment banking, wealth and asset management. As a result of this transaction, substantially all employees of Jointech, including approximately 216 IT professionals, accepted employment with the Company. In connection with the Jointech acquisition, the Company issued a total of 89,552 shares of the Company common stock to a former owner of Jointech as consideration for future services on or about the six-month anniversary from the date of acquisition (the “Jointech Closing Shares”). Furthermore, during the three months ended June 30, 2015, the Company issued 83,057 restricted shares of Company common stock to Jointech for achieving certain performance targets (collectively with the Jointech Closing Shares, the “Jointech Employment Shares”). The Jointech Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. The first such installment vested during the three months ended June 30, 2015.

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
GGA — On June 6, 2014, the Company acquired substantially all of the assets and assumed certain specific liabilities of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications and content databases; creates state-of-the-art algorithms and models; and delivers IT support, maintenance, and QA services to the world’s leading healthcare and life sciences companies. As a result of this transaction, substantially all employees of GGA, including approximately 329 IT professionals and 126 scientists, accepted employment with the Company. In connection with the GGA acquisition, the Company agreed to issue a total of 262,277 shares of the Company common stock to the former owners of GGA as consideration for future services (the “GGA Closing Shares”). Furthermore, during the three months ended June 30, 2015, the Company issued 233,753 restricted shares of Company common stock to the former owners of GGA for achieving certain performance targets (collectively with the GGA Closing Shares, the “GGA Employment Shares”). The GGA Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. The first such installment vested during the three months ended June 30, 2015. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GGA Employment Shares at the date of grant was $20,655 and will be recorded as stock-based expense over an associated service period of three years (Note 7). Under the terms of the agreement, a total of 102,631 of the GGA Employment Shares were placed into an escrow account as security for the indemnification obligations of the sellers under the asset purchase agreement.
Great Fridays — On October 31, 2014, the Company acquired all of the outstanding equity of Great Fridays Limited and its subsidiaries with intent to expand the Company's product and design service portfolio. Great Fridays Limited, headquartered in Manchester, UK, with offices in London, San Francisco and New York, focuses on bridging the gap between business and design. The acquisition of Great Fridays added approximately 50 creative design professionals to the Company's headcount. In connection with the Great Fridays acquisition, the Company agreed to issue a total of 90,864 shares of the Company common stock to the former owners of Great Fridays as consideration for future services (the “Great Fridays Closing Shares”). Furthermore, during the three months ended June 30, 2015, subject to attainment of specified performance targets, the Company issued to the former owners of Great Fridays 10,092 shares of the Company common stock (collectively with Great Fridays Closing Shares, the “GF Employment Shares”). The GF Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GF Employment Shares at the date of grant was $4,823 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 7). Under the terms of the agreement, a total of 28,390 of the GF Employment Shares were placed into an escrow account as security for the indemnification obligations of the sellers under the asset purchase agreement.

The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition during the year ended December 31, 2014 as originally reported in the quarterly condensed consolidated financial statements and at June 30, 2015:

	Netsoft		Jointech		GGA		Great Fridays		Total
	As Originally Reported	Final as of March 31, 2015	As Originally Reported	Final as of June 30, 2015	As Originally Reported	Final as of June 30, 2015	As Originally Reported	As of June 30, 2015	As Originally Reported	As of June 30, 2015
Cash and cash equivalents	$—	$—	$871	$871	$—	$—	$259	$259	$1,130	$1,130
Trade receivables and other current assets	788	788	784	784	5,157	5,377	1,825	1,825	8,554	8,774
Property and equipment and other long-term assets	52	52	338	338	444	306	262	262	1,096	958
Deferred tax asset	351	—	—	—	4,463	—	—	—	4,814	—
Acquired intangible assets	1,700	1,700	25,744	15,312	10,959	16,000	5,747	200	44,150	33,212
Goodwill	2,776	2,779	11,033	23,758	6,496	7,306	6,947	11,327	27,252	45,170
Total assets acquired	5,667	5,319	38,770	41,063	27,519	28,989	15,040	13,873	86,996	89,244
Accounts payable and accrued expenses	69	69	728	728	2,593	2,593	872	872	4,262	4,262
Deferred revenue	—	—	—	—	—	104	317	317	317	421
Due to employees	—	—	1,254	1,254	—	—	624	624	1,878	1,878
Deferred tax liability	—	—	—	2,293	—	—	1,200	110	1,200	2,403
Total liabilities assumed	69	69	1,982	4,275	2,593	2,697	3,013	1,923	7,657	8,964
Net assets acquired	$5,598	$5,250	$36,788	$36,788	$24,926	$26,292	$12,027	$11,950	$79,339	$80,280
As of June 30, 2015, the fair values of the assets acquired and liabilities assumed and the related purchase price allocation for the Netsoft, Jointech and GGA acquisitions have been finalized. For the Great Fridays acquisition, the above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company is gathering additional information necessary to finalize the estimated fair values of intangible assets, deferred income taxes and other amounts associated with the acquisition of Great Fridays, for which the purchase price allocation has not been finalized as of June 30, 2015. The fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
As of June 30, 2015, and during the period since the date of each respective acquisition up through June 30, 2015, or the date purchase accounting was finalized, as applicable, the Company made updates to the initially reported acquired balances and has finalized valuation of the balances of Netsoft, Jointech and GGA. For Netsoft, the deferred tax asset and goodwill were adjusted, which decreased the net assets acquired by $348. For Jointech, intangible assets were adjusted to reflect the final fair value of intangible assets acquired and a deferred tax liability was established, both increasing goodwill with no change to the net assets acquired. For GGA, the final working capital adjustment was completed, deferred tax assets were netted with additional recognized deferred tax liabilities and additional accounts receivable and deferred revenue were recognized. Also, intangible assets and property and equipment were adjusted to reflect the final fair value of the assets acquired. These adjustments resulted in an overall increase to goodwill and increased the net assets acquired by $1,366. For Great Fridays, the value of the intangible assets and associated deferred tax liabilities were reduced based on the preliminary fair value estimates of acquired intangible assets, which increased goodwill. These adjustments resulted in a decrease in net assets acquired by $77.
The adjustments identified above did not significantly impact our previously reported net income of prior periods and, as such, prior period amounts have not been retrospectively adjusted.

As of June 30, 2015, the following table presents the estimated fair values and useful lives of intangible assets acquired during the year ended December 31, 2014:

	Netsoft		Jointech		GGA		Great Fridays
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$1,700	10	$15,000	10	$16,000	3	$200
Trade names	—	—	2	312	—	—	—	—
Total		$1,700		$15,312		$16,000		$200
As of June 30, 2015, the acquired companies have been significantly integrated into the Company and as such, it is not possible to precisely report their individual results of operations. Additionally, pro forma results of operations for the acquisition transactions were not presented because the effects of the acquisitions would not have been material to the Company’s consolidated results of operations, individually or in the aggregate. Aggregate revenues generated by the acquired companies for the three and six months ended June 30, 2014 were approximately $6.8 million and $7.2 million, respectively, and are included in the condensed consolidated statements of income and comprehensive income for the reporting periods following the closing date of each acquisition.

3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2015	$31,078	$26,339	$57,417
Netsoft purchase accounting adjustment (Note 2)	30	—	30
Jointech purchase accounting adjustment (Note 2)	—	6,181	6,181
GGA purchase accounting adjustment (Note 2)	(4,807)	—	(4,807)
Great Fridays purchase accounting adjustment (Note 2)	—	4,281	4,281
Effect of net foreign currency exchange rate changes	(151)	(744)	(895)
Balance as of June 30, 2015	$26,150	$36,057	$62,207
Excluded from the table above is the Other and Russia segments. In 2011, the Company recorded an accumulated impairment loss of $1,697 in the Other operating segment, reducing the carrying value of goodwill to $0. In the fourth quarter of 2014, the Company recorded an accumulated impairment loss of $2,241 for the Russia operating segment, reducing the carrying value of goodwill to $0. All existing assets that related to the Russia segment, excluding goodwill and including any unrecognized intangible assets, were assessed by management and deemed not to be impaired.
There were no accumulated impairments losses in any of the North America or Europe operating segments as of June 30, 2015 or December 31, 2014.

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

The following tables show the fair values of the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Balance	Level 3	Balance	Level 3
Contingent consideration	$—	$—	$37,400	$37,400
Performance-based equity awards	801	801	3,223	3,223
Total liabilities measured at fair value on a recurring basis	$801	$801	$40,623	$40,623
As of June 30, 2015 and December 31, 2014, contingent consideration and performance-based equity awards included amounts payable in cash and stock in connection with the acquisitions of businesses completed during the year ended December 31, 2014 (Note 2). During the three months ended June 30, 2015, the Company issued 83,057 shares to settle contingent liability related to the Jointech acquisition.
Sensitivity to Changes in Significant Unobservable Inputs
The fair value of the contingent consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. As of June 30, 2015 the measurement periods related to the contingent consideration for each acquisition was complete, therefore, the amount of total consideration to be paid is no longer subject to change.
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the six months ended June 30, 2015, was as follows:

Amount
Contractual contingent liabilities at January 1, 2015	$40,623
Liability-classified stock-based awards	2,574
Changes in fair value of contractual contingent liabilities included in earnings	2,366
Effect of net foreign currency exchange rate changes	246
Settlements of contractual contingent liabilities - cash and stock	(45,008)
Contractual contingent liabilities at June 30, 2015	$801
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2015 and 2014. Changes in the values of the financial liabilities, if any, are recorded within other expense (income) in operating income on the Company’s condensed consolidated statements of income and comprehensive income.

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

As of June 30, 2015, the Company had no outstanding debt under the 2014 Credit Facility. The 2014 Credit Facility includes customary business and financial covenants and restricts the Company's ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered. The Company was in compliance with all covenants contained in the 2014 Credit Facility.

6.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended June 30, 2015 and 2014 was 21.3% and 19.5%, respectively, and 20.4% and 19.5% during the six months ended June 30, 2015 and 2014, respectively. The primary factors that caused an increase in the Company’s worldwide effective tax rate are the subtle changes in the geographic mix of the current year earnings towards countries with higher statutory rates (U.S., U.K. Germany and Canada) and also the mix of new tax jurisdictions from business acquired during 2014 in the US, western Europe and Asia.

7.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the condensed consolidated statements of income and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$3,765	$2,525	$6,249	$3,928
Selling, general and administrative expenses - Acquisition related	4,951	1,430	9,443	2,223
Selling, general and administrative expenses - All other	3,537	1,936	5,695	2,948
Total	$12,253	$5,891	$21,387	$9,099

Equity Plans
2015 Long-Term Incentive Plan — On June 11, 2015, the Company's stockholders approved the 2015 Long Term Incentive Plan (“2015 Plan”) to be used to issue equity grants to company personnel. As of June 30, 2015, 6,765,334 shares of common stock remained available for issuance under the 2015 Plan. This includes (i) 4 million shares authorized for issuance under 2015 Plan (ii) any shares that were available for issuance under the 2012 Plan and 2006 Plan (as defined below) as of their discontinuance date and that became available for issuance under the 2015 Plan and (iii) any shares that were subject to outstanding awards under the 2012 Plan and 2006 Plan and have expired or terminated or were canceled between the discontinuance date of the 2012 and 2006 Plan and June 30, 2015 and therefore became available for issuance under the 2015 Plan. In addition, up to 6,564,714 shares that are subject to outstanding awards as of June 30, 2015 under the 2012 Plan and up to 1,371,535 shares that are subject to outstanding awards as of June 30, 2015 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the respective Plan’s share pool under the terms of the Plan will be available for awards to be granted under the 2015 Plan.
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors. As of June 30, 2015, 554,070 shares of common stock remained available for issuance under the 2012 Directors Plan.
2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity grants to company personnel. In June 2015, the 2012 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2012 Plan and any shares that are subject to an award that was previously granted under the 2012 and modified 2006 Plan and that will expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the options issued pursuant to the 2012 Plan expire 10 years from the date of grant.

2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan permitted the granting of options to directors, employees, and certain independent contractors. In January 2012, the 2006 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2006 Plan and any shares that are subject to an option award that was previously granted under the 2006 Plan and that will expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the options issued pursuant to the 2006 Plan expire 10 years from the date of grant.
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	6,838,746	$20.98	$183,073
Options granted	2,083,700	61.43	20,420
Options exercised	(862,174)	16.25	(47,402)
Options forfeited/cancelled	(124,023)	28.59	(5,288)
Options outstanding at June 30, 2015	7,936,249	$31.99	$311,418

Options vested and exercisable at June 30, 2015	2,952,470	$15.01	$165,988
Options expected to vest	4,570,435	$41.60	$135,422
During the six months ended June 30, 2015, the Company issued grants consisting of 2,083,700 shares underlying stock options under the 2012 Plan with an aggregate grant-date fair value of $44,394. The options are generally scheduled to vest in equal 25% installments on each of the first four anniversaries of the grant date, subject to the terms of the 2012 Plan and applicable stock options award agreement, including the termination provisions. In the event of the participant’s termination of service for any reason, unvested options are forfeited as of the date of such termination without any payment to the participant.
As of June 30, 2015, total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $74,727, and is expected to be recognized over a weighted-average period of 2.5 years. The weighted average remaining contractual term of the outstanding options as of June 30, 2015 was 5.8 years for fully vested and exercisable options and 8.9 years for options expected to vest, respectively.
As of June 30, 2015, a total of 9,325 shares underlying options exercised through June 30, 2015, were in transfer with the Company’s transfer agent.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the six months ended June 30, 2015, as compared with the assumptions disclosed in Note 14 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Other Awards
Other awards include awards of restricted stock and restricted stock units (“RSUs”) under the Company’s 2012 Directors Plan, 2012 Plan and 2015 Plan after its adoption. In addition, the Company has issued in the past, and may issue in the future its equity securities to compensate employees of acquired businesses for future services. These issuances are on such terms and at such prices as the Company deems appropriate. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards dependent on continuing employment only and performance-based awards, which are granted and vest only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents.

Service-Based Awards
Summarized activity related to the Company’s service-based awards for the six months ended June 30, 2015, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2015	633,442	$36.88
Awards granted	63,295	62.17
Awards vested	(144,230)	39.46
Awards forfeited/cancelled	(11,372)	32.13
Unvested service-based awards outstanding at June 30, 2015	541,135	$39.25
As of June 30, 2015, aggregate unrecognized compensation expense under the 2012 Directors Plan was $492. This cost is expected to be recognized over the next 1.7 years using the weighted average method. The Company issued 5,295 shares of non-vested (“restricted”) common stock under the 2012 Directors Plan during the three and six months ended June 30, 2015.
Included in service-based awards are RSUs issued to certain key management personnel under the 2012 Plan. During the three months ended June 30, 2015 no service-based RSUs were issued. During the six months ended June 30, 2015, the Company issued 58,000 service-based RSUs with the fair value of $3,560. As of June 30, 2015, the aggregate unrecognized compensation expense related to unvested service-based RSUs under the 2012 Plan was $4,647. This cost is expected to be recognized over the next 2.7 years using the weighted average method. These RSUs are generally scheduled to vest in equal 25% installments on each annual anniversary of the grant date, subject to the terms of the 2012 Plan and applicable RSU award agreement, including the termination provisions. In the event of the participant’s termination of service for any reason, unvested RSUs are forfeited as of the date of such termination without any payment to the participant.
In connection with the Company’s acquisitions, a total of 427,293 shares underlying service-based awards with an aggregate fair value of $16,137 were unvested and outstanding as of June 30, 2015. As of June 30, 2015, unrecognized compensation cost related to unvested service-based awards granted in connection with acquisitions was $13,643. This cost is expected to be recognized over the next 1.9 years using the weighted average method.
Performance -Based Awards
In 2014, the Company granted performance-based awards in connection with the acquisitions completed during that year. The total number of the awards varies based on attainment of certain performance targets pursuant to the terms of the relevant transaction documents. Typically, the vesting period is three years, with one third of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant. If an eligible employee leaves the Company prior to a vesting date, the unvested portion of the award generally will be forfeited. The Company periodically evaluates the achievement of the related performance conditions during the applicable performance measurement period and the number of shares expected to be delivered, and resulting compensation expense is adjusted accordingly. During the six months ended June 30, 2015, one-third of the performance-based awards for Netsoft, Jointech and GGA vested.
Summarized activity related to the Company’s performance-based awards for the six months ended June 30, 2015, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2015	371,510	$39.34
Awards granted	14,000	70.22
Awards vested	(114,105)	68.18
Awards forfeited/cancelled	(1,360)	36.57
Changes in the number of awards expected to be delivered	(19,105)	65.64
Unvested performance-based awards outstanding at June 30, 2015	250,940	$25.96

As of June 30, 2015, total unrecognized compensation cost related to all unvested performance-based awards was $16,061. This cost is expected to be recognized over the next 2.0 years using the weighted average method.
During the second quarter ended June 30, 2015, the Company issued a total of 14,000 RSUs with the fair value of $983 to certain new personnel. The vesting of these RSUs is contingent on achieving certain performance targets pursuant to the terms of the individual agreements. These RSUs have a vesting period of three years, with one third of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant. In the event of the participant’s termination of service for any reason or failure to meet certain performance targets, unvested RSUs are forfeited as of the date of such event without any payment to the participant.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for common earnings per share:
Net income	$19,231	$14,814	$33,945	$32,178
Numerator for basic and diluted earnings per share	$19,231	$14,814	$33,945	$32,178

Denominator for basic earnings per share:
Weighted average common shares outstanding	48,584	47,068	48,237	46,933
Effect of dilutive securities:
Stock options, RSUs and performance-based awards	3,333	2,491	3,224	2,451
Denominator for diluted earnings per share	51,917	49,559	51,461	49,384

Net income per share:
Basic	$0.40	$0.31	$0.70	$0.69
Diluted	$0.37	$0.30	$0.66	$0.65
During the three and six months ended June 30, 2015, a total of 2,105 and 1,113 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive. During the three and six months ended June 30, 2014, a total of 2,493 and 1,882 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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

The Construction Agreement committed IDEAB to construct an office building for the Company in Minsk with a completion date of February 28, 2014. In April 2014, IDEAB stopped its construction before the building’s completion, for reasons unrelated to the Company’s performance under the Construction Agreement. In May 2014, IDEAB notified the Company that it was unable to continue as general contractor to complete the construction of the building in time and on the terms agreed. As a result, the Company took control over the construction site. On July 7, 2014, the Company provided IDEAB with notice of termination of the Construction Agreement, effective on or about July 11, 2014. The Company filed a legal action against IDEAB in Belarus in August 2014, claiming breach of contract. In September 2014, the court decided in the Company’s favor and directed IDEAB to pay the Company $1,000 plus reimbursement of certain expenses. The Company is pursuing recovery from IDEAB of this amount. The Company has filed other lawsuits seeking recovery from IDEAB of additional amounts (including future work and construction materials) from IDEAB. These lawsuits are in various stages of litigation and it is not possible to estimate the likelihood of recovery.
The Investment Agreement specified a completion deadline for construction of September 15, 2012 extended by the parties to December 31, 2014, and further extended to October 1, 2015. As of July 2015, construction necessary to put the building into operation has been completed and remaining construction efforts are focused on finishing certain parts of the building. The Company believes that the building will be completed and available for its use in August 2015, and the Company will not be required to pay penalties or lose tax benefits.
At June 30, 2015, the Company had approximately $21,345 of capitalized construction costs and estimated up to $2,076 of additional investment required to complete the construction and put the building into operation.
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
Litigation — From time to time, the Company is involved in litigation, claims or other contingencies. Management is not aware of any such matters that would have a material effect on the condensed consolidated financial statements of the Company.

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
The Company’s reportable segments are North America, Europe, Russia and Other. The Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources based on the segment's revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not allocated to specific segments, as management does not believe it is practical because these expenses are either not directly attributable to any specific segment or controllable at the segment level and consequently are not allocated to individual segments in internal management reports used by the CODM. Such expenses are separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.
Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segment revenues:
North America	$108,213	$88,275	$208,482	$168,473
Europe	98,160	71,514	189,312	139,173
Russia	10,212	13,371	17,725	24,119
Other	1,484	1,523	2,744	2,915
Total segment revenues	$218,069	$174,683	$418,263	$334,680
Segment operating profit:
North America	$25,746	$21,529	$49,814	$39,726
Europe	16,670	9,714	32,010	23,849
Russia	1,740	2,199	1,469	1,064
Other	277	(900)	(180)	(2,218)
Total segment operating profit	$44,433	$32,542	$83,113	$62,421
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three and six months ended June 30, 2015, revenues from one customer, UBS AG, were $31,933 and $62,867, respectively, and accounted for more than 10% of total revenues. During the three and six months ended June 30, 2014, revenues from one customer, UBS AG, were $23,224 and $43,247, respectively, and accounted for more than 10% of total revenues. Revenues from this customer included reimbursable expenses and were included in the Company’s Europe segment in the periods indicated.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of June 30, 2015, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 12.7% and 14.0% of our total billed and unbilled trade receivables, respectively.

Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30, 2015
	2015	2014	2015	2014
Total segment revenues	$218,069	$174,683	$418,263	$334,680
Unallocated revenues/ (discounts)	(288)	12	(437)	399
Revenues	$217,781	$174,695	$417,826	$335,079

Total segment operating profit:	$44,433	$32,542	$83,113	$62,421
Unallocated amounts:
Other unallocated revenues/ (discounts)	(288)	12	(437)	399
Stock-based compensation expense	(12,253)	(5,891)	(21,387)	(9,099)
Non-corporate taxes	(913)	(609)	(1,738)	(1,155)
Professional fees	(2,029)	(1,227)	(3,851)	(2,541)
Depreciation and amortization	(1,278)	(2,226)	(2,607)	(2,881)
Bank charges	(314)	(256)	(681)	(503)
One-time charges	—	(2,000)	—	(2,000)
Other corporate expenses	(3,752)	(1,869)	(5,986)	(4,308)
Income from operations	23,606	18,476	46,426	40,333
Interest and other income, net	1,299	1,164	2,457	2,140
Foreign exchange loss	(465)	(1,239)	(6,219)	(2,480)
Income before provision for income taxes	$24,440	$18,401	$42,664	$39,993
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	June 30, 2015	December 31, 2014
Belarus	$44,966	$41,652
Ukraine	4,291	4,392
Hungary	2,367	2,773
Russia	2,311	2,196
United States	1,863	2,001
Other	2,648	2,120
Total	$58,446	$55,134

Information about the Company’s revenues by client location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2015
	2015	2014	2015	2014
United States	$97,233	$75,092	$189,415	$144,228
United Kingdom	41,423	33,176	79,988	67,420
Switzerland	26,933	20,833	53,284	41,365
Canada	13,214	11,474	25,699	21,455
Russia	9,798	12,772	17,057	23,162
Germany	9,340	6,360	15,838	12,492
Hong Kong	6,062	3,210	11,272	3,210
Netherlands	2,308	2,344	4,354	4,462
Sweden	2,446	2,167	4,459	4,479
Belgium	1,628	899	3,153	1,540
Kazakhstan	1,484	1,374	2,743	2,616
Ireland	1,633	982	2,820	982
Other locations	2,037	2,340	3,645	4,029
Reimbursable expenses and other revenues	2,242	1,672	4,099	3,639
Revenues	$217,781	$174,695	$417,826	$335,079
Service Offering Information
Information about the Company’s revenues by service offering is as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2015
	2015	2014	2015	2014
Software development	$151,743	$119,852	$291,778	$230,539
Application testing services	42,310	34,196	79,340	65,966
Application maintenance and support	17,970	14,513	35,102	25,891
Infrastructure services	2,747	3,484	5,920	7,238
Licensing	769	978	1,587	1,806
Reimbursable expenses and other revenues	2,242	1,672	4,099	3,639
Revenues	$217,781	$174,695	$417,826	$335,079

11.	RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update guides presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may also elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendment is effective on November 18, 2014. The implementation of this standard does not have a material effect on the Company’s condensed consolidated financial statements.
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The update aims to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for annual period and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The implementation of this standard did not expected to have a material effect on the Company’s condensed consolidated financial statements as the Company currently does not issue hybrid instruments.
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
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The implementation of this standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard will be effective for the Company beginning in its first quarter of 2017. In July 2015, the FASB deferred the effective date until the annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company is currently evaluating the impact this new standard will have on its condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal periods beginning after December 15, 2014, including interim periods within that reporting period, with early adoption permitted. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

12.	SUBSEQUENT EVENTS
On July 10, 2015, the Company acquired 100% of the equity interests of NavigationArts, Inc. NavigationArts, Inc., headquartered in McLean, Virginia, provides professional consulting services and is regarded as a leading user-experience agency. The acquisition of NavigationArts, Inc. added approximately 90 design consultants to the Company's headcount. According to the purchase agreement, the aggregate purchase price was approximately $26.7 million. Based on the timing of the closing of this transaction, the Company does not have sufficient information to complete the initial accounting. The Company expects to finalize the valuation of the acquired assets and liabilities and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

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
As we evolve as a global leader in software and application outsourcing, we recognize that our history, our culture, our delivery model, and our people are at the core of what makes us excel in the industry. We deliver complex solutions to clients around the world utilizing our distributed delivery model, which now includes advanced capabilities.
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
Through increased specialization in focused verticals and a continued emphasis on strategic partnerships, we are leveraging our roots in software engineering to grow as a recognized brand in IT services and software development. We are continuously venturing into new industries to expand our core industry client base in software and technology, banking and capital markets, business information and media, travel and hospitality. Our clients depend on us to solve complex technical challenges and our teams are integral parts of engineering efforts that cross products and industries.
Year-to-Date 2015 Developments and Trends
During the first half of 2015, our revenues were $417.8 million, an increase of approximately 24.7% over $335.1 million reported for the same period a year ago. Our performance remained strong across our key verticals, with Life Sciences and Healthcare vertical emerging rapidly and showing growth of 129.9% in the first half of 2015 as compared to the first half of 2014.
We remain committed to maintaining and improving a well-balanced portfolio of clients. During the first half of 2015, our top five and top ten customers accounted for 34.5% and 45.3% of consolidated revenues, respectively.
We seek to grow revenues by continually expanding the scope and size of our engagements, as well as by growing our key customer base through business development efforts and strategic acquisitions. During the first half of 2015, we focused on integrating the acquired business as well as continued developing our existing business, both geographically and across industry verticals.

Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2015	2014	Dollars	Percentage	2015	2014	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$217,781	$174,695	$43,086	24.7%	$417,826	$335,079	$82,747	24.7%
Income from operations	23,606	18,476	5,130	27.8%	46,426	40,333	6,093	15.1%
Net income	19,231	14,814	4,417	29.8%	33,945	32,178	1,767	5.5%
The key highlights of our consolidated results for the three and six months ended June 30, 2015, as compared to the corresponding periods of 2014, were as follows:

•
Our North American geography had the greatest impact on revenue growth, generating revenue growth of $23.9 million and $49.4 million during the three and six months ended June 30, 2015, or 27.6% and 29.8% over the corresponding periods of 2014;

•
Revenue increased in all our key verticals, and in particular within the Travel and Consumer and Life Sciences and Healthcare verticals, which grew $15.3 million and $7.5 million, respectively, in the second quarter of 2015 over the corresponding period of 2014 and $22.6 million and $17.0 million on a year to date basis.

•
Income from operations grew by 27.8% and 15.1% during the three and six months ended June 30, 2015 compared with the corresponding periods of 2014. As a percentage of revenues, income from operations fluctuated within a 1% range during the three and six months ended June 30, 2015 compared with the corresponding periods of 2014, which indicates that the income from operations grew in line with revenue as we continued our aggressive growth.

•
Net income increased by 29.8% during the second quarter of 2015 compared with the corresponding period of 2014. On a year-to-date basis, the net income increased by 5.5% over the corresponding period of 2014. Expressed as a percentage of revenues, net income increased by 0.3% and decreased 1.5% during the three and six months ended June 30, 2015, respectively, due to the effects of significant foreign exchange rate changes in 2015 as compared to 2014 for currencies including the euro.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
In our quarterly earnings press releases and conference calls, we discuss the following key measures that are not calculated according to U.S. GAAP:

•	Non-GAAP income from operations is the income from operations as reported on our condensed consolidated statements of income and comprehensive income exclusive of certain expenses and benefits.

•	Non-GAAP operating margin is the non-GAAP income from operations as a percentage of reported revenues.

We believe that these non-GAAP measures help illustrate trends in our core business and we use these measures to establish budgets and operational goals, manage our business and evaluate our performance. We exclude certain expenses and benefits from non-GAAP income from operations that we believe are not reflective of these underlying business trends and are not useful measures in determining our operational performance and overall business strategy. Because our reported non-GAAP financial measures are not calculated according to GAAP, these measures are not comparable to GAAP and may not be comparable to similarly described non-GAAP measures reported by other companies within our industry. Consequently, our non-GAAP financial measures should not be evaluated in isolation from or supplant comparable GAAP measures, but, rather, should be considered together with our financial statements, which are prepared according to GAAP. The following table presents a reconciliation of income from operations as reported on our condensed consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
GAAP income from operations	$23,606	$18,476	$46,426	$40,333
Stock-based compensation expense	12,253	5,891	21,387	9,099
Amortization of purchased intangible assets	1,034	2,222	2,452	2,872
Acquisition-related costs	—	299	62	880
One-time items	—	2,000	—	2,000
Non-GAAP income from operations	$36,893	$28,888	$70,327	$55,184

GAAP operating margin	10.8%	10.6%	11.1%	12.0%
Effect of the adjustments detailed above	6.1%	5.9%	5.7%	4.5%
Non-GAAP operating margin	16.9%	16.5%	16.8%	16.5%
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
We have significant international operations, and we earn revenues and incur expenses in multiple currencies. When important to management’s analysis, operating results are compared in “constant currency terms”, a non-GAAP financial measure that excludes the effect of foreign currency exchange rate fluctuations. The effect of rate fluctuations is excluded by translating the current period revenues and expenses into U.S. dollars at the weighted average exchange rates of the prior period of comparison. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this report for a discussion of our exposure to exchange rates.

Effects of Inflation
Economies in CIS countries, particularly Belarus, Russia, Kazakhstan and Ukraine, have periodically experienced high rates of inflation. Periods of higher inflation may slow economic growth in those countries and as a result decrease demand for our services and negatively impact the business of our existing clients. Inflation is likely to increase some of our expenses, which may reduce our profitability as we may not be able to pass these increases on to our clients. Generally, our largest expense that could be impacted by inflation is wages. We do not rely on borrowed funds for operations in those locations, therefore, increases in interest rates typical for inflationary environments do not currently pose a risk to our business.
Ukraine has been experiencing political and economic turmoil with no improvement as of the date of this report. Various news sources estimate that inflation has been increasing and the rate of increase has been accelerating throughout 2015. According to news reports, the peace talks continue and efforts to improve the government are in progress, however, the cost of the continuing crisis is severely impacting the Ukrainian economy. The Ukrainian currency has been weakened and the negative outlook in the Ukrainian economy continues. We have not seen a significant impact from the inflation in Ukraine as our largest expense there, wages, is denominated in USD in order to provide stability in our business and for our employees. Additionally, we do not have clients located in Ukraine.
Inflation in Russia increased late in 2014 due to weakening of the Russian ruble and decreasing oil prices. During 2015, inflation in Russia has remained steady with some decline observed in recent months. Our operations in Russia have not been affected directly by local inflation, however we have noted some decline in demand for our services by our clients in Russia.
Belarus over the last several years has been experiencing hyperinflation. The measures currently used by the Belarusian government to control this recent inflation include monetary policy and pricing instruments, including increasing interest rates and the use of anti-monopoly laws to prevent the increase in pricing of goods, as well as privatization and using foreign borrowings to replenish the budget and stabilize the local currency. Inflation, government actions to combat inflation and public speculation about possible additional actions have also contributed to economic uncertainty in Belarus. Belarus may experience high levels of inflation in the future. We have not seen a significant impact from the inflation in Belarus as our largest expense there, wages, is denominated in USD in order to provide stability in our business and for our employees. Additionally, we do not have significant clients located in Belarus and in the first half of 2015, we had approximately $0.7 million, or 0.2%, of our revenues denominated in Belarusian rubles.
Other locations where we have clients or perform services are not experiencing significant inflation and our business is not materially impacted by inflation in those locations.

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

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	Dollars	Percentage	2015	2014	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$217,781	$174,695	$43,086	24.7%	$417,826	$335,079	$82,747	24.7%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	134,256	110,102	24,154	21.9%	260,143	212,556	47,587	22.4%
Selling, general and administrative expenses(2)	55,976	38,671	17,305	44.7%	102,914	71,030	31,884	44.9%
Depreciation and amortization expense	3,903	5,451	(1,548)	(28.4)%	8,103	9,140	(1,037)	(11.3)%
Other operating expenses, net	40	1,995	(1,955)	(98.0)%	240	2,020	(1,780)	(88.1)%
Income from operations	23,606	18,476	5,130	27.8%	46,426	40,333	6,093	15.1%
Interest and other income, net	1,299	1,164	135	11.6%	2,457	2,140	317	14.8%
Foreign exchange loss	(465)	(1,239)	774	(62.5)%	(6,219)	(2,480)	(3,739)	150.8%
Income before provision for income taxes	24,440	18,401	6,039	32.8%	42,664	39,993	2,671	6.7%
Provision for income taxes	5,209	3,587	1,622	45.2%	8,719	7,815	904	11.6%
Net income	$19,231	$14,814	$4,417	29.8%	$33,945	$32,178	$1,767	5.5%

(1)
Included $3,765 and $2,525 of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively, and $6,249 and $3,928 of stock-based compensation expense for the six months ended June 30, 2015 and 2014 respectively;

(2)
Included $8,488 and $3,366 of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively, and $15,138 and $5,171 of stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014
Revenues
During the three and six months ended June 30, 2015, our revenues grew 24.7% and 24.7% over the corresponding periods in 2014, to a record $217.8 million and $417.8 million of total revenues, respectively. This trend is mainly attributable to our ability to retain and increase the level of services we provide to our existing customers including out top clients and long-term clients. Additionally, we continue targeting new customers and expanding our presence in various verticals and as result our revenue has benefited from successful engagement of new customers that contributed $25.1 million in revenue during the first half of 2015 as compared to the same period in 2014.
Our largest contributor to consolidated revenue in terms of geography is North America, which accounted for 50.7% and 51.5% of consolidated revenues during the three and six months ended June 30, 2015, an increase of 1.1% and 2.1% over the corresponding periods in 2014. During the three and six months ended June 30, 2015, revenues in North America grew $23.9 million and $49.4 million, or 27.6% and 29.8%, respectively, over the same periods last year.
This result is partly attributed to continuing strong performance by our existing top clients in the North America's top performing ISVs and Technology vertical and Travel and Consumer vertical. Revenues from the ISVs and Technology vertical in North America increased by $5.3 million and $13.7 million for the three and six months ended June 30, 2015 compared with the same periods last year. During the three and six months ended June 30, 2015, revenues from the Travel and Consumer vertical in North America increased by $6.8 million and $10.5 million, or 43.2% and 33.7%, over the corresponding periods of 2014.

Additionally, this geography benefited from customers of certain companies we acquired in 2014, particularly in the Life Sciences and Healthcare vertical. For the three and six months ended June 30, 2015, revenues in North America's Life Sciences and Healthcare vertical increased by $7.6 million and $16.1 million, or 112.1% and 144.3% compared with the same periods last year.
In the North American geography, six clients contributed growth of over $2.0 million during the six months ended June 30, 2015 over the first half of 2014, three of which are our existing top ten clients in different verticals and three were acquired in 2014 in the Life Sciences and Healthcare vertical. The same costumers contributed top growth for second quarter of 2015 as compared to the second quarter of 2014.
In our European geography, during the three and six months ended June 30, 2015, two of the verticals showed similar level of growth ahead of all other verticals. Banking and Financial Services vertical accounted for 37.1% and 41.3% and Travel and Consumer vertical accounted for 39.2% and 34.5% of overall revenue growth in this geography during the three and six months ended June 30, 2015, compared to the same periods in 2014. During the second quarter of 2015, revenues from the Banking and Financial Services vertical in Europe increased by $7.0 million, or 19.5%, over the corresponding period of 2014, and $12.8 million, or 17.8%, on a year-to-date basis. It was also our largest vertical on a consolidated basis. Continued solid performance of the Banking and Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing customers located in Europe. In particular, 14.8% and 14.8% of consolidated revenue growth during the three and six months ended June 30, 2015, respectively, was attributable to increased business from our top customer located in Switzerland. We also attained a new customer in the United Kingdom, which contributed 25.4% and 24.4% of the growth in the Banking and Financial Services vertical in Europe during the three and six months ended June 30, 2015 and June 30, 2014, respectively. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer vertical. During the three and six months ended June 30, 2015, revenues from this vertical increased by $7.4 million and $10.7 million, respectively, over the corresponding periods in 2014 and accounted for 37.6% and 27.3% of total growth in the European geography.
Revenues in the CIS geography decreased by $3.1 million, or 20.9%, during the three months ended June 30, 2015 as compared to the corresponding period of 2014, and by $6.3 million, or 23.6%, on a year-to-date basis. The decrease was mainly attributable to the Banking and Financial Services vertical, which decreased by $3.7 million and $6.4 million during the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively, showing decreases across most major clients. The decrease was offset by a $1.2 million and $1.4 million increase during the three and six months ended June 30, 2015, compared to the same periods in 2014 in the CIS Travel and Consumer vertical.
We began serving clients in the APAC region as a result of acquisitions completed during 2014. During the first quarter of 2015, revenues from the APAC region, mainly in Banking and Financial Services vertical, increased by $2.9 million, or 89.8%, over the corresponding period of 2014, and $8.2 million, or 255.1%, on a year-to-date basis. Majority of the growth was generated by one major client in Hong Kong, contributing growth of $2.2 million and $7.2 million during the three and six months ended June 30, 2015, compared to the same periods in 2014.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the three months ended June 30, 2015, cost of revenues (exclusive of depreciation and amortization) was $134.3 million representing an increase of 21.9% over the corresponding period of 2014. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) decreased by 1.4% over the corresponding period of 2014 to 61.6% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the second quarter of 2015 was primarily driven by a $24.1 million increase in compensation costs for revenue producing personnel, including an increase in stock-based compensation expense of $1.2 million. The increase was mainly attributable to a 25.4% growth in the average production headcount, resulting mostly from our strategic acquisitions in 2014.
During the six months ended June 30, 2015, cost of revenues (exclusive of depreciation and amortization) was $260.1 million representing an increase of 22.4% over the corresponding period of 2014. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization), decreased 1.1% over the corresponding period of 2014, to 62.3% of consolidated revenues.
An increase in cost of revenues (exclusive of depreciation and amortization) in the first half of 2015 was primarily driven by a $48.1 million increase in personnel-related costs, including an increase in stock-based compensation expense of $2.3 million. The total increase in personnel-related costs was primarily attributable to a 26.8% growth in the average production headcount as compared to the same period last year.

Selling, General and Administrative Expenses
We continued to invest in key areas including sales, infrastructure, industry expertise, and other functions supporting global operations and our growth. During the three months ended June 30, 2015, selling, general and administrative expenses were $56.0 million representing an increase of 44.7% over the corresponding period of 2014. As a percentage of revenues, selling, general and administrative expenses increased 3.6% over the corresponding period of 2014, to 25.7% of consolidated revenues.
During the six months ended June 30, 2015, selling, general and administrative expenses were $102.9 million, representing an increase of 44.9% over last year. As a percentage of revenues, selling, general and administrative expenses increased by 3.4% to 24.6% of consolidated revenues.
An increase in selling, general and administrative expenses during the three and six months ended June 30, 2015, compared to the same period of 2014, was primarily driven by a $14.6 million and $26.6 million increase in personnel-related costs, which includes salaries and stock option expenses. Our selling, general and administrative expenses have increased primarily as a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our growth. During the three and six months ended June 30, 2015, we experienced a 22.4% and 24.3%growth in the average non-production headcount as compared to the same period of 2014. In addition, we incurred $4.4 million and $8.4 million of costs related to our 2014 acquisitions representing stock-based compensation expense during the three and six months ended June 30, 2015, compared to the same period last year, which resulted in a 2.0% increase in selling, general and administrative expenses expressed as a percentage of revenues in both periods.
Depreciation and Amortization Expense
During the three and six months ended June 30, 2015, depreciation and amortization expense was $3.9 million and $8.1 million, as compared to $5.5 million and $9.1 million in the corresponding periods last year. Expressed as a percentage of revenues, depreciation and amortization expense decreased 1.3% and 0.8% during the three and six months ended June 30, 2015, respectively, as compared with the corresponding period of 2014. The change is mainly due to $1.1 million increase in amortization of intangible assets from the assets obtained as part of the 2014 acquisitions, offset by lower depreciation charges.
Interest and Other Income, Net
Net interest and other income was $1.3 million and $2.5 million during the three and six months ended June 30, 2015 representing an increase of $0.1 million and $0.3 million when compared to the corresponding period last year. The increase was primarily driven by interest received on cash accounts in Belarus and the UK and, to a lesser extent, interest earned on employee housing loans.
Provision for Income Taxes
Our effective tax rate for the three months ended June 30, 2015 and 2014, was 21.3% and 19.5%, respectively and 20.4% and 19.5% during the six months ended June 30, 2015 and 2014, respectively. The primary factors that caused an increase in our worldwide effective tax rate are the subtle changes in the geographic mix of the current year earnings towards countries with higher statutory rates (U.S., U.K. Germany and Canada) and also the mix of new tax jurisdictions from business acquired during 2014 in the US, western Europe and Asia.
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
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Total segment revenues:
North America	$108,213	$88,275	$208,482	$168,473
Europe	98,160	71,514	189,312	139,173
Russia	10,212	13,371	17,725	24,119
Other	1,484	1,523	2,744	2,915
Total segment revenues	$218,069	$174,683	$418,263	$334,680
Segment operating profit:
North America	$25,746	$21,529	$49,814	$39,726
Europe	16,670	9,714	32,010	23,849
Russia	1,740	2,199	1,469	1,064
Other	277	(900)	(180)	(2,218)
Total segment operating profit	$44,433	$32,542	$83,113	$62,421
North America Segment
During the three months ended June 30, 2015, revenues for the North America segment increased $19.9 million, or 22.6%, over the corresponding period in 2014 and segment operating profits increased $4.2 million, or 19.6%, as compared to the same period last year, to $25.7 million net operating profit.
During the three months ended June 30, 2015, revenues from our North America segment were 49.6% of total revenues, which remained consistent with the 50.5% percentage of total revenues in the corresponding period of 2014. As a percentage of North America segment revenues, the North America segment’s operating profit was 23.8% during the three months ended June 30, 2015 and 24.4% in the same period of 2014.
During the six months ended June 30, 2015, revenues from our North America segment were 49.8% of total revenues and represented an increase of $40.0 million, or 23.7%, over the corresponding period of 2014. During the six months ended June 30, 2015, segment operating profits increased $10.1 million, or 25.4%, as compared to the first half of 2014, to $49.8 million net operating profit and represented 23.9% of North America segment revenues. During the first six months of 2014, revenues from our North America segment were 50.3% of total revenues and segment operating profit was 23.6% of North America segment revenues, with metrics remaining generally consistent with those for the six months ended June 30, 2015.
The increase in revenues during the three and six months ended June 30, 2015 was driven by continued expansion of existing customer relationships and by revenues from new clients. During the first half of 2015, operating results of the North America operating segment benefited from our recent acquisitions in the Life Sciences and Healthcare industry.

Europe Segment
Europe continues to be a growing segment in our portfolio as our business model continues to gain considerable traction with European-based clients primarily in the Banking and Financial Services and Travel and Consumer verticals. Furthermore, our Europe segment benefited from the continued growth of Jointech, a company we acquired in 2014, with locations in South-East Asia, which created a new value proposition for our existing customers within the Banking and Financial Services vertical, particularly in the areas of investment banking, wealth and asset management, and extended our reach into new geography. We expect that many of our new and existing customers in other business verticals will use our services in that fast-growing region resulting in possible revenue and operating profit increases to the Europe segment.
During the three months ended June 30, 2015, revenues from our Europe segment were 45.0% of total segment revenues and represented an increase of $26.6 million, or 37.3%, over the corresponding period of 2014, our largest increase of any segments. During the three months ended June 30, 2015, segment operating profits increased $7.0 million, or 71.6%, as compared to the same period of 2014, to $16.7 million net operating profit.
During the six months ended June 30, 2015, revenues from our Europe segment were 45.3% of total segment revenues and represented an increase of $50.1 million, or 36.0%, over the corresponding period of 2014. During the six months ended June 30, 2015, segment operating profits increased $8.2 million, or 34.2%, as compared to the corresponding period of 2014, to $32.0 million net operating profit.
Russia and Other Segments
During the three months ended June 30, 2015, revenues from our Russia segment were $10.2 million representing a decline of $3.2 million compared to the corresponding period of 2014. During the three months ended June 30, 2015, operating profit of the Russia segment decreased $0.5 million as compared to the same period of 2014, to $1.7 million net operating profit.
During the three months ended June 30, 2015, revenues from our Other segment were $1.5 million, consistent with the corresponding period of 2014. During the three months ended June 30, 2015, operating losses of the Other segments decreased $1.2 million compared to the same period of 2014, to $0.3 million net operating profit.
On a year-to-date basis, revenues from the Russia and Other operating segments decreased $6.4 million and $0.2 million, respectively, when compared to the corresponding periods of 2014. Operating profits of the Russia segment increased $0.4 million and the operating losses of the Other segment decreased $2.0 million when compared with the operating profits/ (losses) of these segments in the corresponding period of 2014.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments causing instability between revenues and associated profits. Additionally, strong foreign currency fluctuations in the fourth quarter of 2014 further destabilized the economic situation in the regions that are included in these segments and negatively impacted our business in Russia and CIS countries during the first half of 2015. Since 2014, the United States and the European Union have imposed and expanded sanctions targeting Russian government and government-controlled interests and certain government officials. While this did not directly impact our business in Russia, the sanctions aggravated the overall Russian economy and negatively influenced the business of our major clients in the region, decreasing demand for our services.
Liquidity and Capital Resources
Capital Resources
At June 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $175.7 million, a one-year time deposit maturing in March 2016 in the amount of $30.0 million and $100.0 million of available borrowings under our revolving line of credit. As of that date, $155.0 million of our total cash and cash equivalents were held outside the United States. Of this amount, $55.2 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 6.3% during the first half of 2015. Also, $60.1 million in US dollars, which was repatriated from Belarus in 2014, was held in a bank in the UK by our Cyprus entity. In March 2015, $30.0 million of this amount has been placed into a one-year interest bearing time deposit within the same bank.

The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, if necessary, there are no restrictions on repatriating those funds back to the United States. If we decide to remit funds to the United States in the form of dividends, $184.8 million would be subject to foreign withholding taxes, of which $178.6 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
On September 12, 2014, we established a revolving credit facility with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank. This credit facility consists of a $100.0 million revolving line of credit, with a maturity date of September 12, 2019. There is potential to increase the credit facility up to $200.0 million if certain conditions are met. Borrowings under the credit facility may be denominated in United States Dollars or, up to a maximum of $50.0 million in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). At June 30, 2015, we had no borrowings outstanding under the line of credit and the entire $100.0 million revolving line of credit was available for use by us.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$9,034	$33,027
Net cash used in investing activities	(39,479)	(33,211)
Net cash provided by/ (used in) financing activities	(13,937)	7,574
Effect of exchange rate changes on cash and cash equivalents	(435)	(1,522)
Net increase in cash and cash equivalents	(44,817)	5,868
Cash and cash equivalents, beginning of period	220,534	169,207
Cash and cash equivalents, end of period	$175,717	$175,075
Operating Activities
Net cash provided by operations during the six months ended June 30, 2015 decreased $24.0 million to $9.0 million, as compared to $33.0 million net cash provided by operations in the corresponding period of 2014. This decrease in operating cash flows for the first six months of 2015 is mainly attributable to increased current unbilled revenue and billed accounts receivable recorded at the end of the second quarter of 2015. From the total recorded gross accounts receivable balance, 51.9% was recorded in June 2015 and from the total unbilled revenue balance, 60.9% was recorded in June 2015. This increase in billed and unbilled receivables is consistent with our growth in revenues. The decrease in operating cash flows for the first six months of 2015 as compared to the same period of 2014, was partially attributable to making additional cash payments in the first half of the year for 2015 tax obligations.
The cash from operating activities has been impacted by the higher working capital requirements associated with increased revenues, including growth in total compensation and benefits of our IT professionals, overhead expenses, and higher tax payments.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2015 was $39.5 million and consisted primarily of a $30.0 million interest bearing time deposit set up by our Cyprus entity in the UK in March 2015. In the six months ended June 30, 2014, the $33.2 million used in investing activities consisted primarily of $26.5 million spent on acquisition of businesses. In both periods, investing activities included expenditures on property, plant and equipment and construction of corporate facilities in Minsk, Belarus, with $2.1 million more invested in the first six months of 2015 as compared to the corresponding period of 2014, due to general growth in the business and increased efforts to finish construction of these corporate facilities.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2015 was $13.9 million, and included payments of deferred consideration related to all four business acquisitions made in 2014, in the aggregate amount of $30.3 million. This use of cash was partially offset by $14.0 million of proceeds from stock option exercises. Net cash provided by financing activities during the six months ended June 30, 2014 was $7.6 million, and consisted mainly of inflows from stock option exercises.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our fixed and determinable contractual obligations as of June 30, 2015.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$46,957	$17,152	$18,853	$8,103	$2,849
Other short-term obligations (1)	2,076	2,076	—	—	—
	$49,033	$19,228	$18,853	$8,103	$2,849

(1)
As of June 30, 2015, we estimated up to $2.1 million of additional investment needed to complete construction of a 14,071 square meter office building within the High Technologies Park in Minsk, Belarus. Please see Note 9 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for further information.

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
Where the fair values of financial assets and liabilities recorded in the condensed consolidated balance sheets cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, options pricing models and other relevant valuation models. To the extent possible, observable market data is used as inputs into these models but when it is not feasible, a degree of judgment is required to establish fair values.
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
At June 30, 2015, contingent liabilities measured at fair value on a recurring basis consist of performance-based awards issued to certain former owners of acquired businesses in exchange for future services, and certain other contractual liabilities.
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
All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expense in the period in which they are incurred. Changes in fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings. Payments to settle contingent consideration, if any, are reflected in cash flows from financing activities and the changes in fair value are reflected in cash flows from operating activities in our condensed consolidated statements of cash flows.
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
Stock-Based Compensation — Equity-based compensation cost relating to the issuance of share-based awards to employees is based on the fair value of the award at the date of grant, which is expensed ratably over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet criteria for equity classification are recorded in liabilities and adjusted to fair value at the end of each reporting period. Distributions associated with liability-classified awards not expected to vest are accounted for as compensation expense in the condensed consolidated statements of income and comprehensive income.
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
At June 30, 2015, loans issued to employees were $6.4 million, or 1.0% of our total assets. These loans potentially expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on the personal income of borrowers obtained through their employment with EPAM and may be adversely affected by macroeconomic changes, such as currency devaluation and inflation. Additionally, the continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in the CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of June 30, 2015, $83.4 million of total cash was held in CIS countries, with $57.9 million of that in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of June 30, 2015, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 12.7% and 14.0% of our total billed and unbilled trade receivables, respectively.
During the three and six months ended June 30, 2015, our top five customers accounted for 33.6% and 34.5% of our total revenues, and our top ten customers accounted for 44.3% and 45.3% of our total revenues, respectively. During the three and six months ended June 30, 2014, our top five customers accounted for 32.7% and 33.1% of our total revenues, and our top ten customers accounted for 44.1% and 44.9% of our total revenues, respectively.
During the three and six months ended June 30, 2015, the Company had one customer, UBS AG, with revenues of $31.7 million and $62.6 million, which accounted for more than 10% of total revenues, respectively. During the three and six months ended June 30, 2014, revenues from one customer, UBS AG, were $23.1 million and $43.2 million accounted for more than 10% of total revenues, respectively. Indicated revenues do not include reimbursable expenses.
Historically, credit losses and write-offs of trade accounts receivable balances have not been material to our condensed consolidated financial statements.
Interest Rate Risk
Our exposure to market risk is mainly influenced by the changes in interest rates received on our cash and cash equivalent deposits and paid on any outstanding balance on our revolving line of credit, which is subject to a variety of rates depending on the type and timing of funds borrowed. As of June 30, 2015 we have not borrowed under the line of credit and did not have any outstanding debt. We do not use derivative financial instruments to hedge our risk of interest rate volatility.
We offer loans under the Employee Housing Program and these loans are designed to be a retention mechanism for our employees in Belarus. These loans are financed with available funds of our Belarusian subsidiary and we do not believe that employee loans issued by us under the Employee Housing Program expose us to significant interest rate risks.
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
Based on our results of operations for the second quarter of 2015, if currencies were not impacted by foreign exchange fluctuations and results were evaluated on the constant currency basis using rates from the second quarter in 2014, our consolidated revenue would have been higher by 5.9%. Revenue has been negatively impacted by all currencies when compared on the constant currency basis to the second quarter of 2014 with main differences coming from the decline in the Russian ruble, euro, British pound sterling and Canadian dollar. If compared on the same constant currency basis, our net income would have been lower by 5.6% as the impact from the currency declines also had a favorable impact on the expenses at our offshore delivery centers. Net income in the second quarter of 2015 compared on the constant currency basis to the second quarter of 2014 was impacted positively by the Russian ruble, Hungarian forint and Polish zloty and would have been higher by 42.1%, but was mostly offset by the negative impact from the euro, British pounds sterling and Canadian dollar, which decreased the net income by 35.4% on the constant currency basis.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible during the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $0.5 million and $6.2 million during the three and six months ended June 30, 2015, respectively, and $1.2 million and $2.6 million during the three and six months ended June 30, 2014, respectively. Increase in net foreign exchange loss in the first half of 2015 as compared to the same period of 2014 was primarily attributable to changes in exchange rates of Russian ruble, euro, British pound sterling and Canadian dollar against U.S. dollar in the periods indicated, including realized losses from foreign currency conversions. These losses are included in our condensed consolidated statements of income and comprehensive income.
Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the condensed consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of June 30, 2015, approximately 25.4% of our total net assets were subject to foreign currency translation exposure, as compared to 26.1% as of June 30, 2014, and approximately 57.0% of our net income in the second quarter of 2015 was generated by subsidiaries for which the functional currency was not U.S. dollars, as compared to 50.9% in the second quarter of 2014. During the six months ended June 30, 2015 and 2014, net income generated by foreign subsidiaries for which the functional currency was not U.S. dollars was 56.3% and 57.6%, respectively.
During the three months ended June 30, 2015 and 2014, we recorded $3.7 million and $2.9 million of translation gains, respectively, within our condensed consolidated statements of income and comprehensive income, and $0.9 million of translation gains and $0.7 million of translation losses for the year-to-date periods in 2015 and 2014, respectively. During the periods presented, our condensed consolidated statements of income and comprehensive income were not materially affected by gains or losses arising from translating financial statements of our foreign subsidiaries from functional currency to U.S. dollars.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Date: August 6, 2015

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Anthony J. Conte
Name: Anthony J. Conte
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)