Form 10-Q
period 2015-09-30
EPAM Systems, Inc.
filed 2015-11-06
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 30, 2015
Common Stock, par value $0.001 per share	49,971,442 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of September 30, 2015	As of December 31, 2014
Assets
Current assets
Cash and cash equivalents	$214,443	$220,534
Time deposits	30,000	—
Accounts receivable, net of allowance of $2,216 and $2,181, respectively	125,683	124,483
Unbilled revenues	104,860	55,851
Prepaid and other current assets	20,205	9,289
Employee loans, net of allowance of $0 and $0, respectively, current	2,760	2,434
Deferred tax assets, current	2,109	2,496
Total current assets	500,060	415,087
Property and equipment, net	60,552	55,134
Restricted cash, long-term	187	156
Employee loans, net of allowance of $0 and $0, respectively, long-term	4,177	4,081
Intangible assets, net	37,176	47,689
Goodwill	84,229	57,417
Deferred tax assets, long-term	14,006	11,094
Other long-term assets	3,341	3,368
Total assets	$703,728	$594,026

Liabilities
Current liabilities
Accounts payable	$12,061	$4,641
Accrued expenses and other liabilities	42,487	32,203
Deferred revenue, current	2,345	3,220
Due to employees	28,666	24,518
Taxes payable	26,401	24,704
Contingent consideration, current (Note 2 and 4)	—	35,524
Deferred tax liabilities, current	408	603
Total current liabilities	112,368	125,413
Long-term debt	15,000	—
Deferred tax liabilities, long-term	3,492	4,563
Total liabilities	130,860	129,976
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 49,857,284 and 48,748,298 shares issued, 49,848,259 and 48,303,811 shares outstanding at September 30, 2015 and December 31, 2014, respectively	49	48
Additional paid-in capital	284,934	229,501
Retained earnings	317,416	260,598
Treasury stock	(80)	(4,043)
Accumulated other comprehensive loss	(29,451)	(22,054)
Total stockholders’ equity	572,868	464,050
Total liabilities and stockholders’ equity	$703,728	$594,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$236,049	$192,764	$653,875	$527,843
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	148,479	122,509	408,622	335,065
Selling, general and administrative expenses	55,431	42,875	158,345	113,905
Depreciation and amortization expense	4,393	5,510	12,496	14,650
Other operating (income)/ expenses, net	(30)	35	210	2,055
Income from operations	27,776	21,835	74,202	62,168
Interest and other income, net	865	1,261	3,322	3,401
Foreign exchange gain/ (loss)	32	(718)	(6,187)	(3,198)
Income before provision for income taxes	28,673	22,378	71,337	62,371
Provision for income taxes	5,800	3,338	14,519	11,153
Net income	$22,873	$19,040	$56,818	$51,218
Foreign currency translation adjustments	(8,341)	(8,260)	(7,397)	(8,943)
Comprehensive income	$14,532	$10,780	$49,421	$42,275

Net income per share:
Basic	$0.47	$0.40	$1.17	$1.09
Diluted	$0.44	$0.38	$1.10	$1.03
Shares used in calculation of net income per share:
Basic	49,043	47,315	48,506	47,058
Diluted	52,344	49,829	51,755	49,530

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(US Dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$56,818	$51,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,496	14,650
Bad debt expense	910	946
Deferred taxes	535	275
Stock-based compensation expense	33,350	16,524
Excess tax benefit on stock-based compensation plans	(3,118)	(2,551)
Other	2,358	2,607
Changes in operating assets and liabilities:
(Increase)/ decrease in operating assets:
Accounts receivable	(3,575)	(18,126)
Unbilled revenues	(49,110)	(26,070)
Prepaid expenses and other assets	29	525
Increase/ (decrease) in operating liabilities:
Accounts payable	8,128	(264)
Accrued expenses and other liabilities	10,844	6,346
Deferred revenues	(607)	(2,067)
Due to employees	4,295	7,121
Taxes payable	(8,799)	5,035
Net cash provided by operating activities	64,554	56,169
Cash flows from investing activities:
Purchases of property and equipment	(9,533)	(8,164)
Payment for construction of corporate facilities	(4,671)	(3,541)
Employee housing loans issued	(1,993)	(1,316)
Proceeds from repayments of employee housing loans	1,611	1,303
Increase in restricted cash and time deposits, net	(29,947)	307
Increase in other long-term assets, net	(988)	(499)
Acquisition of businesses, net of cash acquired (Note 2)	(27,654)	(26,498)
Net cash used in investing activities	(73,175)	(38,408)
Cash flows from financing activities:
Proceeds related to stock options exercises	17,607	6,808
Excess tax benefit on stock-based compensation plans	3,118	2,551
Proceeds from borrowing under line of credit (Note 5)	15,000	—
Acquisition of business, deferred consideration (Note 2)	(30,274)	—
Net cash provided by financing activities	5,451	9,359
Effect of exchange rate changes on cash and cash equivalents	(2,921)	(5,081)
Net increase/ (decrease) in cash and cash equivalents	(6,091)	22,039
Cash and cash equivalents, beginning of period	220,534	169,207
Cash and cash equivalents, end of period	$214,443	$191,246

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(US Dollars in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM is a global leader in software product development and engineering solutions, servicing clients in over 20 countries across North America, Europe, Asia and Australia. The Company serves global clients in various industries, including Independent Software Vendors (“ISVs”) and technology, banking and financial services, business information and media, travel and hospitality and Life Sciences and Healthcare.
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
Fair Value of Financial Instruments — The Company makes assumptions about fair values of its financial assets and liabilities in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurement," and utilizes the following fair value hierarchy in determining inputs used for valuation:
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
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
The Company's contingent liabilities measured at fair value on a recurring basis are comprised of performance-based awards issued to certain former owners of the acquired businesses in exchange for future services. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results.
Additionally, during the third quarter of 2015, the Company entered into derivative financial instruments to manage exposure to fluctuations in certain foreign currencies. For accounting purposes, these foreign currency option and forward contracts are not designated as hedges, as defined under FASB ASC Topic 815, "Derivatives and Hedging," and all changes in their fair value are reported within foreign exchange gain/(loss) line of the unaudited condensed consolidated statements of income and comprehensive income. The Company measures these foreign currency derivative contracts at fair value on a recurring basis utilizing Level 2 inputs.
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
The housing loans were classified as Level 3 measurements within the fair value hierarchy because they were valued using significant unobservable inputs. The estimated fair value of these housing loans upon initial recognition was computed by projecting the future contractual cash flows to be received from the loans and discounting those projected net cash flows to a present value, which is the estimated fair value (the “Income Approach”). In applying the Income Approach, the Company analyzed similar loans offered by third-party financial institutions in Belarusian rubles and adjusted the interest rates charged on such loans to exclude the effects of underlying economic factors, such as inflation and currency devaluation. The Company also assessed the probability of future defaults and associated cash flows impact. In addition, the Company separately analyzed the rate of return that market participants in Belarus would require when investing in unsecured U.S. dollar-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows. As a result of the analysis performed, the Company determined the carrying values of the housing loans issued during the nine months ended September 30, 2015 approximated their fair values upon initial recognition.

The Company also estimated the fair values of the housing loans that were outstanding as of September 30, 2015 using the inputs noted above and determined their fair values approximated the carrying values as of that date.
Employee Loans, Other — The Company issues short-term, non-interest bearing relocation loans to employees that relocated within the company. Due to the short term of employee loans and high certainty of repayment, their carrying amount is a reasonable estimate of their fair value.
Business Combinations — The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of net assets acquired and the related goodwill and other intangible assets in accordance with the FASB ASC Topic 805, "Business Combinations." The Company identifies and attributes fair values and estimated lives to the intangible assets acquired and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes are reasonable, but recognizes that the assumptions are inherently uncertain.
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
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with FASB ASC 350, "Intangibles - Goodwill and Other." They are tested annually for impairment and are not amortized.
Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis. When facts and circumstances indicate potential impairment of amortizable intangible assets, the Company evaluates the recoverability of the asset’s carrying value, using estimates of future cash flows that utilize a discount rate determined by its management to be commensurate with the risk inherent in the Company’s business model over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on the Company’s historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value.
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
Off-Balance Sheet Financial Instruments — The Company uses the FASB ASC Topic 825, "Financial Instruments." to identify and disclose off-balance sheet financial instruments, which include credit instruments, such as commitments to make employee loans and related guarantees, standby letters of credit and certain guarantees issued under customer contracts. The face amount for these items represents the exposure to loss, before considering available collateral or the borrower’s ability to repay. Loss contingencies arising from off-balance sheet financial instruments are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe such matters exists that will have a material effect on the condensed consolidated financial statements.

2.	ACQUISITIONS
Acquisitions completed during the year ended December 31, 2014 and nine months ended September 30, 2015 allowed the Company to expand into desirable geographic locations, complement the existing vertical markets, increase revenue and create new offerings of services currently provided. The Company used the acquisition method of accounting to record these business combinations. Acquisitions were settled in cash and/or stock where a portion of the settlement price may have been deferred. For some transactions, purchase agreements contain contingent consideration in the form of an earnout obligation.
2015 Acquisitions
NavigationArts — On July 10, 2015, the Company acquired all of the outstanding equity of NavigationArts, Inc. and its subsidiary, NavigationArts, LLC. The U.S.-based NavigationArts provides digital consulting, architecture and content solutions and is regarded as a leading user-experience agency. The acquisition of NavigationArts, Inc. added approximately 90 design consultants to the Company's headcount. In connection with the NavigationArts acquisition the Company paid $28,747 in cash consideration, of which $2,670 was placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement.
The purchase price was preliminarily allocated to the net assets acquired based on their estimated fair values, as follows:

NavigationArts
Cash and cash equivalents	$1,317
Trade receivables and other current assets	3,920
Property and equipment and other long-term assets	230
Deferred tax asset	—
Acquired intangible assets	1,500
Goodwill	23,822
Total assets acquired	30,789
Accounts payable and accrued expenses	871
Deferred revenue	50
Due to employees	596
Deferred tax liability	525
Total liabilities assumed	2,042
Net assets acquired	$28,747
The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date and updated for any changes as of September 30, 2015. The acquired intangible assets noted above consist of customer relationship assets with an estimated fair value of $1,500. The useful life of these assets is expected to be three years. The Company is gathering additional information necessary to finalize the estimated fair values of intangible assets, deferred income taxes and other amounts. The fair values reflected are subject to change and such changes could be significant and cause possible additional payments either from the Company or from the former owners of NavigationArts based on the final adjustments made to original estimates. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the respective acquisition dates.
As of September 30, 2015, NavigationArts has been significantly integrated into the Company and as such, it is not possible to precisely report its individual post-acquisition results of operations. The Company does not deem the business combination with NavigationArts to be material to the Company’s consolidated results of operations. Pro forma results of operations for the NavigationArts acquisition were not presented because the effects of the acquisition were not material to the Company’s consolidated results of operations for the periods presented.

2014 Acquisitions
The following table discloses details of purchase price consideration of each of the 2014 acquisitions:

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
Common shares issued in connection with acquisitions, if applicable, are valued at closing market prices as of the effective date of the applicable acquisition. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are based upon the estimated future operating results of the acquired businesses within a seven-to twelve-month period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. The Company records any subsequent changes in the fair value of the earnout obligations in its consolidated income from operations. Please see Note 4 for discussion around significant inputs and assumptions relating to the earnout obligations. All earnout obligations for these acquisitions have been settled.
Netsoft — On March 5, 2014, the Company completed an acquisition of substantially all of the assets and assumed certain specific liabilities of U.S.-based healthcare technology consulting firm Netsoft Holdings, LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). As a result of this transaction, substantially all of the employees of Netsoft, including approximately 40 IT professionals, accepted employment with the Company. In connection with the Netsoft acquisition, the Company agreed to issue 2,289 restricted shares of Company common stock as consideration for future services to key management and employees of Netsoft (the “Netsoft Closing Shares”). The Company agreed to pay deferred consideration consisting partly of 9,154 restricted shares of Company common stock. During the three months ended March 31, 2015, the Company issued 16,349 restricted shares of Company common stock to Netsoft for achieving certain performance targets (collectively with the Netsoft Closing Shares, the “Netsoft Employment Shares”). The Netsoft Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. The first such installment vested during the first quarter of 2015. All unvested shares will be forfeited upon termination of services by the Company for cause or by the employee other than for good reason. The Netsoft Employment Shares had an estimated value of $1,017 at the time of grant and were recorded as stock-based compensation expense over an associated service period of three years (Note 7). Under the terms of this agreement, all of the Netsoft Closing Shares, as well as $256, were placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the asset purchase agreement.
Jointech — On April 30, 2014, the Company acquired all of the outstanding equity of Joint Technology Development Limited, a company organized under the laws of Hong Kong, including its wholly-owned subsidiaries Jointech Software (Shenzhen) Co., Ltd., a company organized under the laws of China, and Jointech Software Pte. Ltd., a company organized under the laws of Singapore (collectively, “Jointech”). Jointech provides strategic technology services to multi-national organizations in investment banking, wealth and asset management. As a result of this transaction, substantially all employees of Jointech, including approximately 216 IT professionals, accepted employment with the Company. In connection with the Jointech acquisition, the Company issued 89,552 shares of the Company common stock to a former owner of Jointech as consideration for future services on or about the six-month anniversary from the date of acquisition (the “Jointech Closing Shares”). Furthermore, during the second quarter of 2015, the Company issued 83,057 restricted shares of Company common stock to Jointech for achieving certain performance targets (collectively with the Jointech Closing Shares, the “Jointech Employment Shares”). The Jointech Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. The first such installment vested during the second quarter of 2015.
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
GGA — On June 6, 2014, the Company acquired substantially all of the assets and assumed certain specific liabilities of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications and content databases; creates state-of-the-art algorithms and models; and delivers IT support, maintenance, and QA services to the world’s leading healthcare and life sciences companies. As a result of this transaction, substantially all employees of GGA, including approximately 329 IT professionals and 126 scientists, accepted employment with the Company. In connection with the GGA acquisition, the Company agreed to issue 262,277 shares of the Company common stock to the former owners of GGA as consideration for future services (the “GGA Closing Shares”). Furthermore, during the second quarter of 2015, the Company issued 233,753 restricted shares of Company common stock to the former owners of GGA for achieving certain performance targets (collectively with the GGA Closing Shares, the “GGA Employment Shares”). The GGA Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. The first such installment vested during the second quarter of 2015. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GGA Employment Shares at the date of grant was $20,655 and will be recorded as stock-based expense over an associated service period of three years (Note 7). Under the terms of the agreement, 102,631 of the GGA Employment Shares were placed into an escrow account for a period of 15 months as security for the indemnification obligations of the sellers under the asset purchase agreement.
Great Fridays — On October 31, 2014, the Company acquired all of the outstanding equity of Great Fridays Limited and its subsidiaries with intent to expand the Company's product and design service portfolio. Great Fridays Limited, headquartered in Manchester, UK, with offices in London, San Francisco and New York, focuses on bridging the gap between business and design. The acquisition of Great Fridays added approximately 50 creative design professionals to the Company's headcount. In connection with the Great Fridays acquisition, the Company agreed to issue 90,864 shares of the Company common stock to the former owners of Great Fridays as consideration for future services (the “Great Fridays Closing Shares”). Furthermore, during the second quarter of 2015, subject to attainment of specified performance targets, the Company issued to the former owners of Great Fridays 10,092 shares of the Company common stock (collectively with Great Fridays Closing Shares, the “GF Employment Shares”). The GF Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GF Employment Shares at the date of grant was $4,823 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 7). Under the terms of the agreement, 28,390 of the GF Employment Shares were placed into an escrow account for a period of 24 months as security for the indemnification obligations of the sellers under the asset purchase agreement.

The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition during the year ended December 31, 2014 as originally reported in the quarterly condensed consolidated financial statements and at September 30, 2015:

	Netsoft		Jointech		GGA		Great Fridays		Total
	As Originally Reported	Final as of March 31, 2015	As Originally Reported	Final as of June 30, 2015	As Originally Reported	Final as of June 30, 2015	As Originally Reported	As of September 30, 2015	As Originally Reported	As of September 30, 2015
Cash and cash equivalents	$—	$—	$871	$871	$—	$—	$259	$259	$1,130	$1,130
Trade receivables and other current assets	788	788	784	784	5,157	5,377	1,825	1,825	8,554	8,774
Property and equipment and other long-term assets	52	52	338	338	444	306	262	262	1,096	958
Deferred tax asset	351	—	—	—	4,463	—	—	—	4,814	—
Acquired intangible assets	1,700	1,700	25,744	15,312	10,959	16,000	5,747	200	44,150	33,212
Goodwill	2,776	2,779	11,033	23,758	6,496	7,306	6,947	11,327	27,252	45,170
Total assets acquired	5,667	5,319	38,770	41,063	27,519	28,989	15,040	13,873	86,996	89,244
Accounts payable and accrued expenses	69	69	728	728	2,593	2,593	872	872	4,262	4,262
Deferred revenue	—	—	—	—	—	104	317	317	317	421
Due to employees	—	—	1,254	1,254	—	—	624	624	1,878	1,878
Deferred tax liability	—	—	—	2,293	—	—	1,200	110	1,200	2,403
Total liabilities assumed	69	69	1,982	4,275	2,593	2,697	3,013	1,923	7,657	8,964
Net assets acquired	$5,598	$5,250	$36,788	$36,788	$24,926	$26,292	$12,027	$11,950	$79,339	$80,280
As of September 30, 2015, the fair values of the assets acquired and liabilities assumed and the related purchase price allocation for the Netsoft, Jointech and GGA acquisitions have been finalized.
For the Great Fridays acquisition, the above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company is gathering additional information necessary to finalize the estimated fair values of intangible assets, deferred income taxes and other amounts associated with the acquisition of Great Fridays, for which the purchase price allocation has not been finalized as of September 30, 2015. The fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
As of September 30, 2015, and during the period since the date of each respective acquisition up through September 30, 2015, or the date purchase accounting was finalized, as applicable, the Company made updates to the initially reported acquired balances and has finalized valuation of the balances of Netsoft, Jointech and GGA. For Netsoft, the deferred tax asset and goodwill were adjusted, which decreased the net assets acquired by $348. For Jointech, intangible assets were adjusted to reflect the final fair value of intangible assets acquired and a deferred tax liability was established, both increasing goodwill with no change to the net assets acquired. For GGA, the final working capital adjustment was completed, deferred tax assets were netted with additional recognized deferred tax liabilities and additional accounts receivable and deferred revenue were recognized. In addition, intangible assets and property and equipment were adjusted to reflect the final fair value of the assets acquired. These adjustments resulted in an overall increase to goodwill and increased the net assets acquired by $1,366. For Great Fridays, the value of the intangible assets and associated deferred tax liabilities were reduced based on the final fair value estimates of acquired intangible assets, which increased goodwill. These adjustments resulted in a decrease in net assets acquired by $77.
The adjustments identified above did not significantly impact our previously reported net income of prior periods and, as such, prior period amounts have not been retrospectively adjusted.

As of September 30, 2015, the following table presents the estimated fair values and useful lives of intangible assets acquired during the year ended December 31, 2014:

	Netsoft		Jointech		GGA		Great Fridays
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$1,700	10	$15,000	10	$16,000	3	$200
Trade names	—	—	2	312	—	—	—	—
Total		$1,700		$15,312		$16,000		$200
As of September 30, 2015, the companies acquired during 2014 have been significantly integrated into the Company and as such, it is not possible to precisely report their individual post-acquisition results of operations. Pro forma results of operations for the acquisition transactions are not presented because the effects of the acquisitions would not have been material to the Company’s consolidated results of operations, individually or in the aggregate for the periods presented.

3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2015	$31,078	$26,339	$57,417
Netsoft purchase accounting adjustment (Note 2)	30	—	30
Jointech purchase accounting adjustment (Note 2)	—	6,181	6,181
GGA purchase accounting adjustment (Note 2)	(4,807)	—	(4,807)
Great Fridays purchase accounting adjustment (Note 2)	—	4,281	4,281
Acquisition of NavigationArts (Note 2)	23,822	—	23,822
Effect of net foreign currency exchange rate changes	(341)	(2,354)	(2,695)
Balance as of September 30, 2015	$49,782	$34,447	$84,229
Excluded from the table above are the Other and Russia segments. In 2011, the Company recorded an accumulated impairment loss of $1,697 in the Other operating segment. In the fourth quarter of 2014, the Company recorded an accumulated impairment loss of $2,241 for the Russia operating segment, reducing the carrying value of goodwill to zero. All existing assets that related to the Russia segment, excluding goodwill and including any unrecognized intangible assets, were assessed by management and deemed not to be impaired.
There were no accumulated impairments losses in any of the North America or Europe operating segments as of September 30, 2015 or December 31, 2014.

4.	FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future operating results of those businesses as developed by the Company’s management and the probability of achievement of those operating forecasts. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.
We classify our foreign currency derivative contracts primarily within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. Contingent considerations are within Level 3.

The following tables show the fair values of the Company’s financial assets and liabilities, including derivative contracts, measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Balance	Level 2	Level 3	Balance	Level 2	Level 3
Foreign currency derivative assets	$110	$110	$—	$—	$—	$—
Total assets measured at fair value on a recurring basis	110	110	—	—	—	—
Contingent consideration	—	—	—	37,400	—	37,400
Performance-based equity awards	2,979	—	2,979	3,223	—	3,223
Foreign currency derivative liabilities	224	224	—	—	—	—
Total liabilities measured at fair value on a recurring basis	$3,203	$224	$2,979	$40,623	$—	$40,623
As of December 31, 2014, contingent consideration and performance-based equity awards included amounts payable in cash and stock in connection with the acquisitions of businesses completed during the year ended December 31, 2014 (Note 2). As of September 30, 2015, the only financial liabilities related to acquisitions of businesses included performance-based equity awards.
During the third quarter ending September 30, 2015, the Company began managing exposure to fluctuations in certain foreign currencies by using short-term foreign currency forward and option contracts. For accounting purposes, these derivative contracts are not designated as hedges. The changes in their fair value were not material in aggregate or individually and are reported within the foreign exchange gain/(loss) line of the unaudited condensed consolidated statements of income and comprehensive income for the quarter ended September 30, 2015. All of the derivative financial instruments entered into as of September 30, 2015 have expiration dates prior to December 31, 2015. The combined aggregate notional amount of the Hungarian forint and Russian ruble foreign currency derivative contracts outstanding as of September 30, 2015 was $25,200. There were no foreign currency derivative contracts outstanding as of December 31, 2014.
Sensitivity to Changes in Significant Unobservable Inputs
The fair value of the contingent consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. As of June 30, 2015 the measurement periods related to the contingent consideration for each acquisition was complete, therefore, the amount of total consideration to be paid is no longer subject to change during the quarter ended September 30, 2015.
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015, was as follows:

Amount
Contractual contingent liabilities at January 1, 2015	$40,623
Liability-classified stock-based awards	3,861
Changes in fair value of contractual contingent liabilities included in earnings	3,257
Effect of net foreign currency exchange rate changes	246
Settlements of contractual contingent liabilities - cash and stock	(45,008)
Contractual contingent liabilities at September 30, 2015	$2,979
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2015 and 2014. Changes in the values of these financial liabilities, if any, are typically recorded within selling, general and administrative expenses line on the Company's unaudited condensed consolidated statements of income and comprehensive income.

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
The 2014 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries. The 2014 Credit Facility includes customary business and financial covenants and restricts the Company's ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered. As of September 30, 2015, the Company was in compliance with all covenants contained in the 2014 Credit Facility.
During the quarter ended September 30, 2015, the Company borrowed $15,000 denominated in U.S. dollars under the 2014 Credit Facility, with a LIBOR-based interest rate, which resets on a quarterly basis. As of September 30, 2015, the Company had outstanding debt of $15,000.

6.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended September 30, 2015 and 2014 was 20.2% and 14.9%, respectively, and 20.4% and 17.9% during the nine months ended September 30, 2015 and 2014, respectively. The factors that caused an increase in the Company’s worldwide effective tax rate for 2015 are the changes in the geographic mix of the current year earnings towards countries with higher statutory rates (U.S., U.K. Germany and Canada) and also the mix of new tax jurisdictions from business acquired in the US, western Europe and Asia. Additionally, the $1,200 release of the ASC 740-10 reserve during the third quarter of 2014 reduced the rates for the three and nine months ended September 30, 2014. This reserve was initially posted as a tax expense in 2010 as the Company's position in 2010 was deemed uncertain and remained on the balance sheet until the federal statute expired during the third quarter of 2014

7.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the condensed consolidated statements of income and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$3,622	$2,463	$9,871	$6,391
Selling, general and administrative expenses - Acquisition related	4,542	2,905	13,985	5,128
Selling, general and administrative expenses - All other	3,799	2,057	9,494	5,005
Total	$11,963	$7,425	$33,350	$16,524

Equity Plans
2015 Long-Term Incentive Plan — On June 11, 2015, the Company's stockholders approved the 2015 Long Term Incentive Plan (“2015 Plan”) to be used to issue equity grants to company personnel. As of September 30, 2015, 6,669,713 shares of common stock remained available for issuance under the 2015 Plan. In addition, up to 6,390,069 shares that are subject to outstanding awards as of September 30, 2015 under the 2012 Plan and up to 1,275,089 shares that are subject to outstanding awards as of September 30, 2015 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the respective Plan’s share pool under the terms of the Plan, will be available for awards to be granted under the 2015 Plan.
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors. As of September 30, 2015, 554,070 shares of common stock remained available for issuance under the 2012 Directors Plan.

2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity grants to company personnel. In June 2015, the 2012 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2012 Plan and any shares that are subject to an award that was previously granted under the 2012 and modified 2006 Plan and that expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the options issued pursuant to the 2012 Plan expire 10 years from the date of grant.
2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan permitted the granting of options to directors, employees, and certain independent contractors. In January 2012, the 2006 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2006 Plan and any shares that are subject to an option award that was previously granted under the 2006 Plan and that expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the options issued pursuant to the 2006 Plan expire 10 years from the date of grant.
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	6,838,746	$20.98	$183,073
Options granted	2,189,424	62.03	27,346
Options exercised	(1,086,066)	16.28	(63,252)
Options forfeited/cancelled	(171,222)	33.32	(7,054)
Options outstanding at September 30, 2015	7,770,882	$32.93	$323,191

Options vested and exercisable at September 30, 2015	2,753,236	$15.08	$163,652
Options expected to vest	4,634,538	$42.26	$149,510
During the nine months ended September 30, 2015, the Company issued grants consisting of 2,083,700 shares underlying stock options under the 2012 Plan with an aggregate grant-date fair value of $44,394 and 105,724 shares underlying stock options under the 2015 Plan with an aggregate grant-date fair value of $2,789. The options are generally scheduled to vest in equal 25% installments on each of the first four anniversaries of the grant date, subject to the terms of the 2015 Plan and the applicable stock option agreement. In general, in the event of the participant’s termination of service for any reason, unvested options are forfeited as of the date of such termination without any payment to the participant.
As of September 30, 2015, total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, under the 2012 Plan was approximately $67,998 under the 2012 Plan and $2,677 under the 2015 Plan. The costs are expected to be recognized over a weighted-average period of 2.0 years and 2.4 years, respectively.
As of September 30, 2015 there are no fully vested and exercisable options under 2015 Plan. The weighted average remaining contractual term of the outstanding options expected to vest under 2015 Plan was 9.9 years. The weighted average remaining contractual term of the outstanding options under 2012 Plan as of September 30, 2015 was 7.4 years for fully vested and exercisable options and 8.6 years for options expected to vest, respectively. The weighted average remaining contractual term of the outstanding options under 2006 Plan as of September 30, 2015 was 5.2 years for fully vested and exercisable options. There were no options expected to vest under 2006 Plan as of September 30, 2015.
As of September 30, 2015, a total of 5,015 shares underlying options exercised through September 30, 2015, were in transfer with the Company’s transfer agent.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the nine months ended September 30, 2015, as compared with the assumptions disclosed in Note 14 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Other Awards
Other awards include awards of restricted stock and restricted stock units (“RSUs”) under the Company’s 2012 Directors Plan, the 2012 Plan and the 2015 Plan, after its adoption. In addition, the Company has issued in the past, and may issue in the future its equity securities to compensate employees of acquired businesses for future services. These issuances are on such terms and at such prices as the Company deems appropriate. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards dependent on continuing employment only and performance-based awards, which are granted and vest only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents.
Service-Based Awards
Summarized activity related to the Company’s service-based awards for the nine months ended September 30, 2015, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2015	633,442	$36.88
Awards granted	100,391	39.20
Awards vested	(145,631)	39.45
Awards forfeited/cancelled	(11,372)	32.13
Unvested service-based awards outstanding at September 30, 2015	576,830	$36.73
As of September 30, 2015, aggregate unrecognized compensation expense under the 2012 Directors Plan was $377. This cost is expected to be recognized over the next 1.2 years using the weighted average method. The Company issued 5,295 shares of unvested (“restricted”) common stock under the 2012 Directors Plan during the three and nine months ended September 30, 2015.
Included in service-based awards are RSUs issued to certain key management personnel under the 2012 and 2015 Plans.
During the nine months ended September 30, 2015 the Company issued 58,000 service-based RSUs under 2012 Plan with the fair value of $3,560. There were no service-based RSUs under 2012 Plan issued during the three months ended September 30, 2015. As of September 30, 2015, the aggregate unrecognized compensation expense related to unvested service-based RSUs under the 2012 Plan was $4,305. This cost is expected to be recognized over the next 2.2 years using the weighted average method. These RSUs are generally scheduled to vest in equal 25% installments on each annual anniversary of the grant date, subject to the terms of the 2015 Plan and applicable RSU award agreement, including the termination provisions. In general, in the event of the participant’s termination of service for any reason, unvested RSUs are forfeited as of the date of such termination without any payment to the participant.
During the three and nine months ended September 30, 2015 the Company issued 25,000 service-based RSUs under 2015 Plan with the fair value of $1,853, respectively. As of September 30, 2015, the aggregate unrecognized compensation expense related to unvested service-based RSUs under the 2015 Plan was $1,771. This cost is expected to be recognized over the next 2.4 years using the weighted average method. These RSUs are generally scheduled to vest in equal 25% installments on each annual anniversary of the grant date, subject to the terms of the 2015 Plan and applicable RSU award agreement, including the termination provisions. In general, in the event of the participant’s termination of service for any reason, unvested RSUs are forfeited as of the date of such termination without any payment to the participant.
In connection with the Company’s acquisitions, 427,293 shares underlying service-based awards with an aggregate fair value of $16,137 were unvested and outstanding as of September 30, 2015 under the 2012 Plan. As of September 30, 2015, unrecognized compensation cost related to unvested service-based awards granted under the 2012 Plan in connection with acquisitions was $11,542. This cost is expected to be recognized over the next 1.4 years using the weighted average method.
In connection with the Company’s acquisitions, 12,096 shares underlying service-based awards with an aggregate fair value of $905 were unvested and outstanding as of September 30, 2015 under the 2015 Plan. As of September 30, 2015, unrecognized compensation cost related to unvested service-based awards granted under the 2015 Plan in connection with acquisitions was $836. This cost is expected to be recognized over the next 1.9 years using the weighted average method.

Performance -Based Awards
In 2014, the Company granted performance-based awards in connection with the acquisitions completed during that year. The total number of the awards varies based on attainment of certain performance targets pursuant to the terms of the relevant transaction documents. Typically, the vesting period is three years, with one third of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant. If an eligible employee leaves the Company prior to a vesting date, the unvested portion of the award generally will be forfeited. The Company periodically evaluates the achievement of the related performance conditions during the applicable performance measurement period and the number of shares expected to be delivered, and resulting compensation expense is adjusted accordingly. During the nine months ended September 30, 2015, one-third of the performance-based awards, net of any forfeitures, for Netsoft, Jointech and GGA vested.
Summarized activity related to the Company’s performance-based awards for the nine months ended September 30, 2015, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2015	371,510	$39.34
Awards granted	14,000	70.22
Awards vested	(114,105)	40.15
Awards forfeited/cancelled	(1,360)	36.57
Changes in the number of awards expected to be delivered	(19,105)	31.70
Unvested performance-based awards outstanding at September 30, 2015	250,940	$41.29
As of September 30, 2015, total unrecognized compensation cost related to all unvested performance-based awards was $14,384. This cost is expected to be recognized over the next 1.4 years using the weighted average method.
During the nine months ended September 30, 2015, the Company issued 14,000 RSUs with the fair value of $983 to certain new personnel. The vesting of these RSUs is contingent on achieving certain performance targets pursuant to the terms of the individual agreements. These RSUs have a vesting period of three years, with one third of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant. In general, in the event of the participant’s termination of service for any reason or failure to meet certain performance targets, unvested RSUs are forfeited as of the date of such event without any payment to the participant.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for common earnings per share:
Net income	$22,873	$19,040	$56,818	$51,218
Numerator for basic and diluted earnings per share	$22,873	$19,040	$56,818	$51,218

Denominator for basic earnings per share:
Weighted average common shares outstanding	49,043	47,315	48,506	47,058
Effect of dilutive securities:
Stock options, RSUs and performance-based awards	3,301	2,514	3,249	2,472
Denominator for diluted earnings per share	52,344	49,829	51,755	49,530

Net income per share:
Basic	$0.47	$0.40	$1.17	$1.09
Diluted	$0.44	$0.38	$1.10	$1.03
During the three and nine months ended September 30, 2015, a total of 2,143 and 1,456 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive. During the three and nine months ended September 30, 2014, a total of 2,691 and 2,152 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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
The Investment Agreement specified a completion deadline for construction of September 15, 2012 extended by the parties to December 31, 2014, and further extended to October 1, 2015. At September 30, 2015, the Company has completed the building and began amortizing approximately $22,714 of capitalized construction costs.
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
Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segment revenues:
North America	$121,746	$99,393	$330,228	$267,866
Europe	103,514	78,074	292,826	217,247
Russia	9,707	14,762	27,432	38,881
Other	1,207	530	3,951	3,445
Total segment revenues	$236,174	$192,759	$654,437	$527,439
Segment operating profit:
North America	$28,906	$22,557	$78,720	$62,283
Europe	17,021	12,200	49,031	36,049
Russia	1,626	3,779	3,095	4,843
Other	168	(1,508)	(12)	(3,726)
Total segment operating profit	$47,721	$37,028	$130,834	$99,449
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three and nine months ended September 30, 2015, revenues from one customer, UBS AG, were $32,960 and $95,826, respectively, and accounted for more than 10% of total revenues. During the three and nine months ended September 30, 2014, revenues from one customer, UBS AG, were $27,012 and $70,259, respectively, and accounted for more than 10% of total revenues. Revenues from this customer included reimbursable expenses and were included in the Company’s Europe segment in the periods indicated.

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of September 30, 2015, unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 16.5% of our total unbilled trade receivables. There were no customers individually exceeding 10% of our billed trade receivables as of September 30, 2015.
Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Total segment revenues	$236,174	$192,759	$654,437	$527,439
Unallocated revenues/ (discounts)	(125)	5	(562)	404
Revenues	$236,049	$192,764	$653,875	$527,843

Total segment operating profit:	$47,721	$37,028	$130,834	$99,449
Unallocated amounts:
Other unallocated revenues/ (discounts)	(125)	5	(562)	404
Stock-based compensation expense	(11,963)	(7,425)	(33,350)	(16,524)
Non-corporate taxes	(1,120)	(789)	(2,858)	(1,944)
Professional fees	(1,572)	(839)	(5,423)	(3,380)
Depreciation and amortization	(1,312)	(2,589)	(3,919)	(5,470)
Bank charges	(340)	(708)	(1,021)	(1,211)
One-time charges	—	—	—	(2,000)
Other corporate expenses	(3,513)	(2,848)	(9,499)	(7,156)
Income from operations	27,776	21,835	74,202	62,168
Interest and other income, net	865	1,261	3,322	3,401
Foreign exchange gain/(loss)	32	(718)	(6,187)	(3,198)
Income before provision for income taxes	$28,673	$22,378	$71,337	$62,371
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	September 30, 2015	December 31, 2014
Belarus	$46,844	$41,652
Ukraine	4,482	4,392
Hungary	2,406	2,773
United States	2,072	2,001
Russia	2,043	2,196
Other	2,705	2,120
Total	$60,552	$55,134

Information about the Company’s revenues by client location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
United States	$110,191	$84,276	$299,606	$228,504
United Kingdom	41,324	35,222	121,312	102,642
Switzerland	28,370	22,508	81,654	63,873
Canada	14,695	13,518	40,394	34,973
Russia	9,469	14,351	26,526	37,513
Germany	10,378	6,459	26,216	18,951
Hong Kong	5,758	5,058	17,030	8,268
Netherlands	2,630	2,174	6,984	6,636
Sweden	3,020	1,734	7,479	6,213
Belgium	2,154	1,079	5,307	2,619
Kazakhstan	1,208	525	3,951	3,141
Ireland	1,554	1,448	4,374	2,430
Other locations	2,421	1,949	6,066	5,978
Reimbursable expenses and other revenues	2,877	2,463	6,976	6,102
Revenues	$236,049	$192,764	$653,875	$527,843
Service Offering Information
Information about the Company’s revenues by service offering is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Software development	$165,438	$134,000	$457,216	$364,539
Application testing services	46,275	37,155	125,615	103,121
Application maintenance and support	17,976	14,824	53,078	40,715
Infrastructure services	2,689	3,502	8,609	10,740
Licensing	794	820	2,381	2,626
Reimbursable expenses and other revenues	2,877	2,463	6,976	6,102
Revenues	$236,049	$192,764	$653,875	$527,843

11.	RECENT ACCOUNTING PRONOUNCEMENTS
In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update eliminates the current requirement to retrospectively adjust provisional amounts recognized at the acquisition date. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update guides presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may also elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendment is effective on November 18, 2014. The implementation of this standard did not have a material effect on the Company’s condensed consolidated financial statements.
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
Executive Summary
We are a leading global provider of product development and software engineering solutions offering specialized technological consulting to many of the world’s leading organizations. Our clients depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technology, digital engagement and intelligent enterprise development. We are continuously venturing into new industries to expand our core industry client base in software and technology, financial services, media and entertainment, travel and hospitality, retail and distribution and life sciences and healthcare. Our teams of developers, architects, strategists, engineers, designers, and product experts have the capabilities and skill sets to deliver business results.
Our delivery focus has not wavered since our inception over 20 years ago, even as our capabilities, tools, and practices have progressed over time. Our delivery evolved to accommodate the needs of customers across multiple continents and lines of business and to ensure consistent quality in every project deliverable. Our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources enhance our productivity levels and enable us to better manage the efficiency of our global operations. As a result, we have created a delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, further strengthening our relationships with them.
Through increased specialization in focused verticals and a continued emphasis on strategic partnerships, we are leveraging our roots in software engineering to grow as a recognized brand in software development and end to end digital transformation services for our clients.
Year-to-Date 2015 Developments and Trends
During the first nine months of 2015, our revenues were $653.9 million, an increase of approximately 23.9% over $527.8 million reported for the same period a year ago. Our performance remained strong across our key verticals, with Life Sciences and Healthcare vertical emerging rapidly and showing growth of 87.5% during the first nine months of 2015 as compared to the first nine months of 2014.
We seek to grow revenues by continually expanding the scope and size of our engagements, as well as by growing our key customer base through business development efforts and strategic acquisitions in many areas including digital design. During the first three quarters of 2015, we focused on integrating the acquired business as well as continued developing our existing business, both geographically and across industry verticals. As we enter new geographies through acquisitions and organic growth, we continue to seek to expand our product offerings and industry expertise in those new countries.  Following from the Jointech acquisition, we are growing in the Asia Pacific region with opportunities with new clients, and we are investing in the rebranding of Jointech to “EPAM Asia” locally.
We remain committed to maintaining a well-balanced portfolio of clients and continuing to diversify it. During the first three quarters of 2015, our top five and top ten customers accounted for 33.5% and 44.4% of consolidated revenues, respectively.
On July 10, 2015, we acquired NavigationArts, Inc and its subsidiary to expand our product and design service portfolio. NavigationArts, Inc., headquartered in McLean, Virginia, provides professional consulting services and is regarded as a leading user-experience agency. The acquisition of NavigationArts, Inc. added approximately 90 design consultants to our headcount. We expect this acquisition to further expand our product and design services capabilities.

Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2015	2014	Dollars	Percentage	2015	2014	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$236,049	$192,764	$43,285	22.5%	$653,875	$527,843	$126,032	23.9%
Income from operations	27,776	21,835	5,941	27.2%	74,202	62,168	12,034	19.4%
Net income	22,873	19,040	3,833	20.1%	56,818	51,218	5,600	10.9%
The key highlights of our consolidated results for the three and nine months ended September 30, 2015, as compared to the corresponding periods of 2014, were as follows:

•
Our North American geography had the greatest impact on revenue growth, generating revenue growth of $27.1 million and $76.5 million during the three and nine months ended September 30, 2015, or 27.7% and 29.0% over the corresponding periods of 2014;

•
Revenue increased in all our key verticals, and in particular within the Travel and Consumer and Life Sciences and Healthcare verticals, which grew $15.8 million and $6.3 million, respectively, in the third quarter of 2015 over the corresponding period of 2014 and $38.4 million and $23.3 million on a year to date basis.

•	Income from operations grew by 27.2% and 19.4% during the three and nine months ended September 30, 2015 compared with the corresponding periods of 2014 as we continued our aggressive growth.

•
Net income increased by 20.1% during the third quarter of 2015 compared with the corresponding period of 2014. On a year-to-date basis, the net income increased by 10.9% over the corresponding period of 2014. Expressed as a percentage of revenues, net income remained consistent during the three and nine months ended September 30, 2015, compared with the corresponding periods of 2014 despite the adverse effect of the higher effective tax rate and significant foreign exchange rate changes in 2015 as compared to 2014.

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

The following table presents a reconciliation of income from operations as reported on our condensed consolidated statements of income and comprehensive income to non-GAAP income from operations and non-GAAP operating margin for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
GAAP income from operations	$27,776	$21,835	$74,202	$62,168
Stock-based compensation expense	11,963	7,425	33,350	16,524
Amortization of purchased intangible assets	1,290	2,508	3,742	5,380
Acquisition-related costs	427	—	489	880
One-time items	—	—	—	2,000
Non-GAAP income from operations	$41,456	$31,768	$111,783	$86,952

GAAP operating margin	11.8%	11.3%	11.3%	11.8%
Effect of the adjustments detailed above	5.8%	5.2%	5.8%	4.7%
Non-GAAP operating margin	17.6%	16.5%	17.1%	16.5%
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

Effects of Inflation
Economies in CIS countries, particularly Belarus, Russia, Kazakhstan and Ukraine, have periodically experienced high rates of inflation. Periods of higher inflation may slow economic growth in those countries and as a result decrease demand for our services and negatively impact the business of our existing clients. Inflation is likely to increase some of our expenses, which may reduce our profitability, as we may not be able to pass these increases on to our clients. Generally, our largest expense that could be impacted by inflation is wages. We do not rely on borrowed funds for operations in those locations; therefore, increases in interest rates typical for inflationary environments do not currently pose a risk to our business.
Ukraine has been experiencing political and economic turmoil with no improvement as of the date of this report. Various news sources estimate that inflation has been increasing and the rate of increase has been accelerating throughout 2015. According to news reports, the peace talks continue and efforts to improve the government are in progress, however, the cost of the continuing crisis is severely impacting the Ukrainian economy. The Ukrainian currency has been weakened and the negative outlook in the Ukrainian economy continues. We have not seen a significant impact from the inflation in Ukraine as our largest expense there, wages, is denominated in U.S. dollars in order to provide stability in our business and for our employees. Additionally, we do not have clients located in Ukraine.
Inflation in Russia increased late in 2014 due to weakening of the Russian ruble and decreasing oil prices. During 2015, inflation in Russia has remained steady with some decline observed in recent months. Our operations in Russia have not been affected directly by local inflation; however, we have noted some decline in demand for our services by our clients in Russia.
Belarus over the last several years has been experiencing hyperinflation. The measures currently used by the Belarusian government to control this recent inflation include monetary policy and pricing instruments, including increasing interest rates and the use of anti-monopoly laws to prevent the increase in pricing of goods, as well as privatization and using foreign borrowings to replenish the budget and stabilize the local currency. Inflation, government actions to combat inflation and public speculation about possible additional actions have also contributed to economic uncertainty in Belarus. Belarus may experience high levels of inflation in the future. We have not seen a significant impact from the inflation in Belarus as our largest expense there, wages, is denominated in U.S. dollars in order to provide stability in our business and for our employees. Additionally, we do not have significant clients located in Belarus and in the first nine months of 2015, we had approximately $1.0 million, or 0.2%, of our revenues denominated in Belarusian rubles.
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

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	Dollars	Percentage	2015	2014	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$236,049	$192,764	$43,285	22.5%	$653,875	$527,843	$126,032	23.9%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	148,479	122,509	25,970	21.2%	408,622	335,065	73,557	22.0%
Selling, general and administrative expenses(2)	55,431	42,875	12,556	29.3%	158,345	113,905	44,440	39.0%
Depreciation and amortization expense	4,393	5,510	(1,117)	(20.3)%	12,496	14,650	(2,154)	(14.7)%
Other operating expenses, net	(30)	35	(65)	(185.7)%	210	2,055	(1,845)	(89.8)%
Income from operations	27,776	21,835	5,941	27.2%	74,202	62,168	12,034	19.4%
Interest and other income, net	865	1,261	(396)	(31.4)%	3,322	3,401	(79)	(2.3)%
Foreign exchange loss	32	(718)	750	(104.5)%	(6,187)	(3,198)	(2,989)	93.5%
Income before provision for income taxes	28,673	22,378	6,295	28.1%	71,337	62,371	8,966	14.4%
Provision for income taxes	5,800	3,338	2,462	73.8%	14,519	11,153	3,366	30.2%
Net income	$22,873	$19,040	$3,833	20.1%	$56,818	$51,218	$5,600	10.9%

(1)
Included $3,622 and $2,463 of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively, and $9,871 and $6,391 of stock-based compensation expense for the nine months ended September 30, 2015 and 2014 respectively;

(2)
Included $8,341 and $4,962 of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively, and $23,479 and $10,133 of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively.

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014
Revenues
During the three and nine months ended September 30, 2015, our revenues grew 22.5% and 23.9% over the corresponding periods in 2014, to $236.0 million and $653.9 million in total revenues, respectively. This trend is mainly attributable to our ability to retain and increase the level of services we provide to our existing customers including our top clients and long-term clients. Additionally, we continue targeting new customers and expanding our presence in various verticals.
Our largest contributor to consolidated revenue in terms of geography is North America, which accounted for 52.9% and 52.0% of consolidated revenues during the three and nine months ended September 30, 2015, an increase of 2.2% in each period over the corresponding periods in 2014. During the three and nine months ended September 30, 2015, revenues in North America grew $27.1 million and $76.5 million, or 27.7% and 29.0%, respectively, over the same periods last year.
This result is partly attributed to continuing strong performance by our existing top clients in the North America's top performing ISVs and Technology vertical and Travel and Consumer vertical. Revenues from the ISVs and Technology vertical in North America increased by $3.4 million and $17.1 million for the three and nine months ended September 30, 2015 compared with the same periods last year. During the three and nine months ended September 30, 2015, revenues from the Travel and Consumer vertical in North America increased by $9.8 million and $20.3 million, or 54.4% and 41.3%, over the corresponding periods of 2014.
Additionally, this geography benefited from customers of certain companies we acquired in 2014, particularly in the Life Sciences and Healthcare vertical. For the three and nine months ended September 30, 2015, revenues in North America's Life Sciences and Healthcare vertical increased by $5.6 million and $21.7 million, or 43.7% and 90.6% compared with the same periods last year.
In the North American geography, 11 clients contributed growth of over $2.0 million during the nine months ended September 30, 2015 over the same period of 2014, six of which are our existing top ten clients from various verticals and three were acquired in 2014 in the Life Sciences and Healthcare vertical and one is a new client in 2015. The same costumers contributed top growth for the third quarter of 2015 as compared to the third quarter of 2014.
In our European geography, during the three and nine months ended September 30, 2015, two of the verticals showed similar level of growth ahead of all other verticals. Banking and Financial Services vertical accounted for 34.7% and 38.8% and Travel and Consumer vertical accounted for 38.1% and 35.8% of overall revenue growth in this geography during the three and nine months ended September 30, 2015, compared to the same periods in 2014. During the third quarter of 2015, revenues from the Banking and Financial Services vertical in Europe increased by $6.6 million, or 17.3%, over the corresponding period of 2014, and $19.4 million, or 17.7%, on a year-to-date basis. It was also our largest vertical on a consolidated basis. Continued solid performance of the Banking and Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing customers located in Europe. In particular, 13.3% and 14.3% of consolidated revenue growth during the three and nine months ended September 30, 2015, respectively, was attributable to increased business from our top customer located in Switzerland. We also attained a new customer in the United Kingdom, which contributed 29.9% and 26.3% of the growth in the Banking and Financial Services vertical in Europe during the three and nine months ended September 30, 2015 and September 30, 2014, respectively. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer vertical. During the three and nine months ended September 30, 2015, revenues from this vertical increased by $7.2 million and $17.9 million, respectively, over the corresponding periods in 2014 and accounted for 38.1% and 35.8% of total growth in either period in the European geography.
Revenues in the CIS geography decreased by $4.2 million, or 27.7%, during the three months ended September 30, 2015 as compared to the corresponding period of 2014, and by $10.5 million, or 25.1%, on a year-to-date basis. The decrease was mainly attributable to the Banking and Financial Services vertical, which decreased by $3.4 million and $9.8 million during the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively, showing decreases across most major clients.
We began serving clients in the APAC region as a result of acquisitions completed during 2014. During the third quarter of 2015, revenues from the APAC region increased by $1.0 million, or 19.7%, over the corresponding period of 2014, and $9.2 million, or 111.1%, on a year-to-date basis. Majority of the growth was generated in the Banking and Financial Services vertical, however, our business in this region is beginning to expand beyond banking and financial services to other key verticals, including retail and consumer markets.

Cost of Revenues (Exclusive of Depreciation and Amortization)
During the three months ended September 30, 2015, cost of revenues (exclusive of depreciation and amortization) was $148.5 million representing an increase of 21.2% over the corresponding period of 2014. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) decreased by 0.7% over the corresponding period of 2014 to 62.9% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the third quarter of 2015 was primarily driven by a $24.5 million increase in compensation costs for revenue producing personnel, including an increase in stock-based compensation expense of $1.2 million. The increase was mainly attributable to a 21.4% growth in the average production headcount, resulting mostly from our strategic acquisitions in 2014.
During the nine months ended September 30, 2015, cost of revenues (exclusive of depreciation and amortization) was $408.6 million representing an increase of 22.0% over the corresponding period of 2014. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization), decreased 1.0% over the corresponding period of 2014, to 62.5% of consolidated revenues.
An increase in cost of revenues (exclusive of depreciation and amortization) in the first nine months of 2015 was primarily driven by a $72.7 million increase in personnel-related costs, including an increase in stock-based compensation expense of $3.5 million. The total increase in personnel-related costs was primarily attributable to a 24.8% growth in the average production headcount as compared to the same period last year.
Selling, General and Administrative Expenses
We continued to invest in key areas including sales, infrastructure, industry expertise, and other functions supporting global operations and our growth. During the three months ended September 30, 2015, selling, general and administrative expenses were $55.4 million representing an increase of 29.3% over the corresponding period of 2014. As a percentage of revenues, selling, general and administrative expenses increased 1.3% over the corresponding period of 2014, to 23.5% of consolidated revenues.
During the nine months ended September 30, 2015, selling, general and administrative expenses were $158.3 million, representing an increase of 39.0% over last year. As a percentage of revenues, selling, general and administrative expenses increased by 2.6% to 24.2% of consolidated revenues.
An increase in selling, general and administrative expenses during the three and nine months ended September 30, 2015, compared to the same period of 2014, was primarily driven by a $10.0 million and $36.6 million increase in personnel-related costs, which includes salaries and stock option expenses. Of these personnel-related costs, stock option expenses comprised $3.4 million and $13.3 million increase during the three and nine months ended September 30, 2015, compared to the same period of 2014.
Our selling, general and administrative expenses have increased primarily as a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our growth. During the three and nine months ended September 30, 2015, we experienced a 15.6% and 21.1%growth in the average non-production headcount as compared to the same period of 2014.
In addition, we have issued stock to the sellers and/or personnel in connection with our business acquisitions and have been recognizing stock-based compensation expense in the periods after the closing of these acquisitions as part of the selling, general and administrative expenses. Such stock option expenses related to acquisitions comprised 54.5% and 59.6% of total selling, general and administrative stock-based compensation expense for the three and nine months ended September 30, 2015, and 58.5% and 50.6% in same periods of 2014.
Depreciation and Amortization Expense
During the three and nine months ended September 30, 2015, depreciation and amortization expense was $4.4 million and $12.5 million, as compared to $5.5 million and $14.7 million in the corresponding periods last year. Expressed as a percentage of revenues, depreciation and amortization expense decreased 1.0% and 0.9% during the three and nine months ended September 30, 2015, respectively, as compared with the corresponding period of 2014. The decrease is mainly due to the impact from the foreign exchange on the amortization of the intangible assets obtained as part of the 2014 acquisitions.

Interest and Other Income, Net
Net interest and other income was $0.9 million and $3.3 million during the three and nine months ended September 30, 2015 representing a decrease of $0.4 million and $0.1 million when compared to the corresponding period last year. The decrease was primarily driven by interest received on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans.
Provision for Income Taxes
Our effective tax rate for the three months ended September 30, 2015 and 2014, was 20.2% and 14.9%, respectively, and 20.4% and 17.9% during the nine months ended September 30, 2015 and 2014, respectively. The factors that caused an increase in our worldwide effective tax rate are the changes in the geographic mix of the current year earnings towards countries with higher statutory rates (U.S., U.K. Germany and Canada) and also the mix of new tax jurisdictions from business acquired in the US, western Europe and Asia. Additionally, the $1.2 million release of the ASC 740-10 reserve during the third quarter of 2014 reduced the rates for the three and nine months ended September 30, 2014. This reserve was initially posted as a tax expense in 2010 as our position in 2010 was deemed uncertain and remained on the balance sheet until the federal statute expired and the whole reserve was properly released.
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

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Total segment revenues:
North America	$121,746	$99,393	$330,228	$267,866
Europe	103,514	78,074	292,826	217,247
Russia	9,707	14,762	27,432	38,881
Other	1,207	530	3,951	3,445
Total segment revenues	$236,174	$192,759	$654,437	$527,439
Segment operating profit:
North America	$28,906	$22,557	$78,720	$62,283
Europe	17,021	12,200	49,031	36,049
Russia	1,626	3,779	3,095	4,843
Other	168	(1,508)	(12)	(3,726)
Total segment operating profit	$47,721	$37,028	$130,834	$99,449
North America Segment
During the three months ended September 30, 2015, revenues for the North America segment increased $22.4 million, or 22.5%, over the corresponding period in 2014 and segment operating profits increased $6.3 million, or 28.1%, as compared to the same period last year, to $28.9 million net operating profit.
During the three months ended September 30, 2015, revenues from our North America segment were 51.5% of total revenues, which remained consistent with the 51.6% percentage of total revenues in the corresponding period of 2014. As a percentage of North America segment revenues, the North America segment’s operating profit was 23.7% during the three months ended September 30, 2015 and 22.7% in the same period of 2014.
During the nine months ended September 30, 2015, revenues from our North America segment were 50.5% of total revenues and represented an increase of $62.4 million, or 23.3%, over the corresponding period of 2014. During the nine months ended September 30, 2015, segment operating profits increased $16.4 million, or 26.4%, as compared to the first nine months of 2014, to $78.7 million net operating profit and represented 23.8% of North America segment revenues. During the first nine months of 2014, revenues from our North America segment were 50.8% of total revenues and segment operating profit was 23.3% of North America segment revenues, with metrics remaining generally consistent with those for the nine months ended September 30, 2015.
The increase in revenues during the three and nine months ended September 30, 2015 was driven by continued expansion of existing customer relationships and by revenues from new clients. During the first nine months of 2015, operating results of the North America operating segment benefited from our recent acquisitions in the Life Sciences and Healthcare industry.
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
During the three months ended September 30, 2015, revenues from our Europe segment were 43.8% of total segment revenues and represented an increase of $25.4 million, or 32.6%, over the corresponding period of 2014. During the three months ended September 30, 2015, segment operating profits increased $4.8 million, or 39.5%, as compared to the same period of 2014, to $17.0 million net operating profit.

During the nine months ended September 30, 2015, revenues from our Europe segment were 44.7% of total segment revenues and represented an increase of $75.6 million, or 34.8%, over the corresponding period of 2014. During the nine months ended September 30, 2015, segment operating profits increased $13.0 million, or 36.0%, as compared to the corresponding period of 2014, to $49.0 million net operating profit.
Russia and Other Segments
During the three months ended September 30, 2015, revenues from our Russia segment were $9.7 million representing a decline of $5.1 million compared to the corresponding period of 2014. During the three months ended September 30, 2015, operating profit of the Russia segment decreased $2.2 million as compared to the same period of 2014, to $1.6 million net operating profit.
During the three months ended September 30, 2015, revenues from our Other segment were $1.2 million, representing growth of $0.7 compared to the corresponding period of 2014. During the three months ended September 30, 2015, operating losses of the Other segments decreased $1.7 million compared to the same period of 2014, to $0.2 million net operating profit.
On a year-to-date basis, revenues from the Russia operating segment decreased $11.4 million and increased $0.5 million from the Other segment when compared to the corresponding periods of 2014. Operating profits of the Russia segment decreased $1.7 million and the operating losses of the Other segment decreased $3.7 million when compared with the operating profits/ (losses) of these segments in the corresponding period of 2014.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments causing instability between revenues and associated profits. Additionally, strong foreign currency fluctuations in the fourth quarter of 2014 further destabilized the economic situation in the regions that are included in these segments and negatively impacted our business in Russia and CIS countries during the first nine months of 2015. Since 2014, the United States and the European Union have imposed and expanded sanctions targeting Russian government and government-controlled interests and certain government officials. While this did not directly impact our business in Russia, the sanctions aggravated the overall Russian economy and negatively influenced the business of our major clients in the region, decreasing demand for our services.
Liquidity and Capital Resources
Capital Resources
At September 30, 2015, our principal sources of liquidity were cash and cash equivalents totaling $214.4 million, a one-year time deposit maturing in March 2016 in the amount of $30.0 million and $85.0 million of available borrowings under our revolving line of credit. As of that date, $187.4 million of our total cash and cash equivalents were held outside the United States. Of this amount, $71.7 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 5.4% during the first nine months of 2015.
In 2014 we repatriated $75.8 million U.S. dollars from Belarus into our Cyprus entity's bank in the United Kingdom. In March 2015, $30.0 million of this amount has been placed into a one-year interest bearing time deposit within the same bank. As of September 30, 2015, the remaining unrestricted balance of $28.5 million U.S. dollars is kept in a savings account in our Cyprus entity's bank in the United Kingdom.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, as a result of various factors such as any global or regional instability or changes in tax laws in place for a specific time period, we may later decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $217.4 million would be subject to foreign withholding taxes, of which $209.8 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.

On September 12, 2014, we established a revolving credit facility with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank. This credit facility consists of a $100.0 million revolving line of credit, with a maturity date of September 12, 2019. There is potential to increase the credit facility up to $200.0 million if certain conditions are met. Borrowings under the credit facility may be denominated in United States Dollars or, up to a maximum of $50.0 million in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). During the quarter ended September 30, 2015, the Company borrowed $15.0 million denominated in United States dollars under the 2014 Credit Facility. As of September 30, 2015, the Company had outstanding debt of $15.0 million with the balance of the credit limit of $85.0 million remaining available for use.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$64,554	$56,169
Net cash used in investing activities	(73,175)	(38,408)
Net cash provided by financing activities	5,451	9,359
Effect of exchange rate changes on cash and cash equivalents	(2,921)	(5,081)
Net increase/ (decrease) in cash and cash equivalents	(6,091)	22,039
Cash and cash equivalents, beginning of period	220,534	169,207
Cash and cash equivalents, end of period	$214,443	$191,246
Operating Activities
Net cash provided by operations during the nine months ended September 30, 2015 increased by $8.4 million to $64.6 million, as compared to $56.2 million net cash provided by operations in the corresponding period of 2014. This increase in operating cash flows for the first nine months of 2015 as compared to the same period in 2014 is mainly attributable to an increased net income adjusted for higher stock-based compensation, increase in the unbilled revenue and decrease in operating liabilities. For the first nine months of 2015 we have recorded more unbilled revenue, offset by a decrease in billed accounts receivable as compared to the same period in 2014. This increase in unbilled receivables is consistent with our growth in revenue and majority of these unbilled receivables are current with over 60% recorded in September 2015 and over 90% recorded during the third quarter of 2015.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2015 was $73.2 million and consisted primarily of a $30.0 million interest bearing time deposit set up by our Cyprus entity in the United Kingdom in March 2015 and $27.4 million net cash used in the business combination with NavigationArts in the third quarter of 2015. In the nine months ended September 30, 2014, the $38.4 million used in investing activities consisted primarily of $26.5 million spent on acquisition of businesses. In both periods, investing activities included expenditures on property, plant and equipment and construction of corporate facilities in Minsk, Belarus, with a total of $2.5 million more cash used during the nine months of 2015, compared to the same period in 2014. The construction of corporate facilities in Minsk, Belarus was finished during the third quarter of 2015. Please see Note 9 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for further information.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2015 was $5.5 million, and included payments of deferred consideration related to all four business acquisitions made in 2014, in the aggregate amount of $30.3 million. This use of cash was partially offset by $17.6 million of proceeds from stock option exercises and $15.0 million inflow from the borrowing under the 2014 Credit Facility. Net cash provided by financing activities during the nine months ended September 30, 2014 was $9.4 million, and consisted mainly of inflows from stock option exercises.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
As of September 30, 2015 our fixed and determinable contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$47,175	$16,662	$20,202	$7,485	$2,826
	$47,175	$16,662	$20,202	$7,485	$2,826
As of September 30, 2015, the Company completed construction of the office building within the High Technologies Park in Minsk, Belarus, and, therefore, no future capital requirements exist related to this construction. Please see Note 9 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for further information.

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
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
At September 30, 2015, financial assets and liabilities measured at fair value on a recurring basis consist of performance-based awards issued to certain former owners of acquired businesses in exchange for future services and derivative financial instruments utilized to manage exposure to fluctuations in certain foreign currencies.
We estimate the fair value of contingent liabilities based on certain performance milestones of the acquired businesses, and estimated probabilities of achievement, then discount the liabilities to present value using our cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency. Contingent liabilities are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. As of September 30, 2015, the significant portion of our contingent liabilities measured at fair value on a recurring basis has been settled and, therefore, uncertainty associated with the earnout assumptions has been significantly curtailed along with the risk of causing a material impact to, and volatility in our operating results.
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

Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with FASB ASC 350, "Intangibles - Goodwill and Other". They are tested annually for impairment and are not amortized.
Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis. When facts and circumstances indicate potential impairment of amortizable intangible assets, we evaluate the recoverability of the asset’s carrying value, using estimates of future cash flows that utilize a discount rate determined by management to be commensurate with the risk inherent in our business model over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on our historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value.
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
At September 30, 2015, loans issued to employees were $6.9 million, or 1.0% of our total assets. These loans potentially expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on the personal income of borrowers obtained through their employment with EPAM and may be adversely affected by macroeconomic changes, such as currency devaluation and inflation. Additionally, the continuing financial stability of a borrower may be adversely affected by job loss, divorce, illness or personal bankruptcy. We also face the risk that the collateral will be insufficient to compensate us for loan losses, if any, and costs of foreclosure. Decreases in real estate values could adversely affect the value of property used as collateral, and we may be unsuccessful in recovering the remaining balance from either the borrower and/or guarantors.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in the CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of September 30, 2015, $105.3 million of total cash was held in CIS countries, with $72.3 million of that in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of September 30, 2015, unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 16.5% of our total unbilled trade receivables. There were no customers individually exceeding 10% of our billed trade receivables as of September 30, 2015.
During the three and nine months ended September 30, 2015, our top five customers accounted for 31.9% and 33.5% of our total revenues, and our top ten customers accounted for 42.9% and 44.4% of our total revenues, respectively. During the three and nine months ended September 30, 2014, our top five customers accounted for 32.7% and 32.9% of our total revenues, and our top ten customers accounted for 43.2% and 44.1% of our total revenues, respectively.
During the three and nine months ended September 30, 2015, the Company had one customer, UBS AG, with revenues of $32.7 million and $95.3 million, which accounted for more than 10% of total revenues, respectively. During the three and nine months ended September 30, 2014, revenues from one customer, UBS AG, were $27.0 million and $70.1 million accounted for more than 10% of total revenues, respectively. Indicated revenues do not include reimbursable expenses.
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
As of September 30, 2015 we have borrowed under the line of credit and have outstanding debt of $15 million. The interest rate for this debt is based on LIBOR, which is set to change quarterly, according to the 2014 Credit Facility agreement. We have not paid any interest during the quarter ended September 30, 2015. We do not believe we are exposed to material direct risks associated with changes in interest rates related to this borrowing.

We offer loans under the Employee Housing Program and these loans are designed to be a retention mechanism for our employees in Belarus. These loans are financed with available funds of our Belarusian subsidiary and we do not believe that employee loans issued by us under the Employee Housing Program expose us to significant interest rate risks.
We have not been exposed to material risks due to changes in market interest rates and we do not use derivative financial instruments to hedge our risk of interest rate volatility. However, our future interest expense may increase and interest income may fall due to changes in market interest rates.
Foreign Exchange Risk
Our condensed consolidated financial statements are reported in U.S. dollars; however, our business is conducted in various currencies. Outside of the United States we operate primarily through wholly owned subsidiaries in Canada, Europe, Asia, and the CIS and CEE regions and generate a significant portion of our revenues in currencies other than the U.S. dollar, principally, euros, British pounds sterling, Canadian dollars, and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros, Russian rubles, Polish zlotys, Mexican pesos, Hong Kong dollars and China yuan renminbi (“CNY”) associated with our delivery centers located in the CEE, Europe, Mexico and APAC regions.
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
Our exposure to currency exchange rate changes is diversified due to the variety of countries and currencies in which we conduct business. Additionally, during the third quarter of 2015, we entered into derivative financial instruments to reduce the potential impact of foreign exchange volatility on the Hungarian forints and Russian rubles. During the quarter ended September 30, 2015, the unrealized gains and losses were not material in aggregate or individually. All of the derivative financial instruments entered into as of September 30, 2015 have expiration dates ending prior to December 31, 2015.
Based on our results of operations for the third quarter of 2015, if currencies were not impacted by foreign exchange fluctuations and results were evaluated on the constant currency basis using rates from the third quarter in 2014, our consolidated revenue would have been higher by 6.4%. Revenue has been negatively impacted by all currencies when compared on the constant currency basis to the third quarter of 2014 with main differences coming from the decline in the Russian ruble, euro, British pound sterling and Canadian dollar. If compared on the same constant currency basis, our net income would have been higher by 6.1% as the impact from the currency declines also had a favorable impact on the expenses at our offshore delivery centers. Net income in the third quarter of 2015 compared on the constant currency basis to the third quarter of 2014 was impacted positively by the Russian ruble, Hungarian forint and Polish zloty and was mostly offset by the negative impact from the euro, British pounds sterling and Canadian dollar.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Sensitivity analysis is used as a primary tool in evaluating the effects of changes in foreign currency exchange rates, interest rates and commodity prices on our business operations. The analysis quantifies the impact of potential changes in these rates and prices on our earnings, cash flows and fair values of assets and liabilities during the forecast period, most commonly within a one-year period. The ranges of changes used for the purpose of this analysis reflect our view of changes that are reasonably possible during the forecast period. Fair values are the present value of projected future cash flows based on market rates and chosen prices. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange gain of $0.1 million and loss of $6.1 million during the three and nine months ended September 30, 2015, respectively, and losses of $0.8 million and $3.3 million during the three and nine months ended September 30, 2014, respectively. Increase in net foreign exchange loss in the first nine months of 2015 as compared to the same period of 2014 was primarily attributable to changes in exchange rates of Russian ruble, euro, British pound sterling and Canadian dollar against U.S. dollar in the periods indicated, including realized losses from foreign currency conversions. These losses are included in our condensed consolidated statements of income and comprehensive income.

Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the condensed consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of September 30, 2015, approximately 25.3% of our total net assets were subject to foreign currency translation exposure, as compared to 24.6% as of September 30, 2014, and approximately 64.7% of our net income in the third quarter of 2015 was generated by subsidiaries for which the functional currency was not U.S. dollars, as compared to 21.8% in the third quarter of 2014. During the nine months ended September 30, 2015 and 2014, net income generated by foreign subsidiaries for which the functional currency was not U.S. dollars was 59.7% and 44.7%, respectively.
During the three months ended September 30, 2015 and 2014, we recorded $8.3 million of translation losses in each respective period within our condensed consolidated statements of income and comprehensive income, and $7.4 million and $8.9 million of translation losses for the year-to-date periods in 2015 and 2014, respectively. During the periods presented, our condensed consolidated statements of income and comprehensive income were not materially affected by gains or losses arising from translating financial statements of our foreign subsidiaries from functional currency to U.S. dollars.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2015

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Anthony J. Conte
Name: Anthony J. Conte
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)