Form 10-K
period 2015-12-31
EPAM Systems, Inc.
filed 2016-02-23
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,332 million based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.
The number of shares of common stock, $0.001par value, of the registrant outstanding as of February 10, 2016 was 50,370,482 shares.
 DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for its 2016 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015
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

GEOGRAPHICAL REFERENCES
We use the terms “CIS”, “CEE” and “APAC” to describe a portion of our geographic operations and assets. CIS, which stands for the Commonwealth of Independent States, is comprised of constituents of the former U.S.S.R., including Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. CEE, which stands for Central and Eastern Europe, includes Albania, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Republic of Macedonia, Romania, Serbia, Montenegro, Slovakia, and Slovenia. APAC, which stands for Asia Pacific, includes all of Asia (including India) and Australia.

PART I
Item 1. Business
Company Background
We are a leading global provider of software product engineering, technology consulting and digital expertise to clients located around the world, primarily in North America, Europe, Asia and the CIS region. With a strong focus on innovative and scalable software solutions, and a continually evolving mix of advanced capabilities, we leverage industry standard and custom developed technology, tools and platforms to deliver results for the most complex business challenges. We focus on building long-term partnerships with clients in industries such as software and high technology, financial services, media and entertainment, travel and hospitality, retail, energy, life sciences, healthcare, telecommunications, and government.
Since our inception in 1993, we have focused on software product development services for major independent software vendors (ISVs) and technology companies and refined this core competency through ongoing multi-year engagements. These companies produce advanced technology products that demand sophisticated software engineering talent, tools, methodologies and infrastructure. As a result, we have developed a culture of innovation, technology leadership and process excellence, which helps us maintain a strong reputation for technical proficiency and high-quality project delivery.
Our work with global leaders in enterprise software platforms and emerging technology companies exposes us to strategic business challenges in various industries, allowing us to develop vertical-specific domain expertise. Unlike custom application development tailored to specific business requirements, ISVs’ software products must be designed with a higher level of product configurability and operational performance to address the needs of a diverse set of end-users operating in a variety of deployment environments. This in-depth understanding of how vertically-oriented ISVs and technology companies solve their clients’ challenges allows us to focus and grow our business in multiple industry verticals, predominantly Financial Services, Media and Entertainment, and Travel and Consumer.
Our historical core competency is full lifecycle software development and product engineering services including design and prototyping, product development and testing, component design and integration, product deployment, performance tuning, porting and cross-platform migration. This experience created a foundation for the evolution of our other offerings, which include advanced technology software solutions, intelligent enterprise services and digital engagement.
Our strategic acquisitions allowed us to further expand our global footprint and service offering portfolio. Our 2014 acquisitions of Netsoft Holdings, LLC, Joint Technology Development Limited, GGA Software Services, LLC and Great Fridays Ltd. expanded our capabilities in the healthcare, financial services and digital design areas. Our 2015 acquisitions of NavigationArts, Inc and Alliance Consulting Global Holdings, Inc. enhanced our abilities in digital strategy, consulting and test automation, increasing our reach in many of our existing verticals as well as establishing our presence in India. We expect these strategic acquisitions will enable us to offer a broader range of services to our clients from a wider variety of locations.
Our Services
Our service offerings cover the full software product development lifecycle from digital strategy and customer experience design to enterprise application platforms implementation and program management services and from complex software development services to maintenance, support, custom application development, application testing, and infrastructure management. Our key service offerings include:
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
We also work closely with leading companies in other industries to enable our clients to better leverage technology and address simultaneous pressures of driving value for the consumer and offering a more engaging experience. Our digital strategy and experience design practice provides strategy, design, creative, and program management services for clients looking to improve their customer experience. In 2014 and 2015, we expanded our digital design capabilities through strategic acquisitions in the U.K. and U.S. We also offer deep expertise across several domains including business-to-business and business-to-consumer e-commerce, customer/partner self-service, employee portals, online merchandising and sales, web content management, mobile solutions and billing.

Our Vertical Markets
Strong vertical-specific knowledge, backed by extensive experience merging technology with the business processes of our clients, allows us to deliver tailored solutions to various industry verticals. We have categorized our customers into five main industry verticals and a group of emerging verticals.
Financial Services. We have significant experience working with global investment banks, firms, and brokerages; commercial and retail banks, credit card companies, depositories, corporate treasuries, pension funds, and market data providers. We assist these clients with challenges stemming from new regulations, compliance requirements, and risk management. We have established a Capital Markets Competency Center, which facilitates knowledge exchange, education and collaboration across our organization and develops new software products, frameworks and components to further enhance our financial services solutions and services.
Travel and Consumer. Our capabilities span a range of platforms, applications and solutions that businesses in travel and hospitality use to serve their customers, capture management efficiencies, control operating expenses and grow revenues. Many of the world’s leading airlines, hotel providers and travel agencies rely on our knowledge in creating the best tools for operating and managing their business.
Software and Hi-Tech. Our core competency is in providing complex software product development services to meet ISVs and technology companies’ constant need for innovation and rapid time-to-market. Through our experience with many industry leaders, we have developed proprietary internal processes, methodologies and IT infrastructure. Our services span the complete software development lifecycle for software product development using our comprehensive development methodologies, testing and performance tuning, deployment and maintenance and support.
Media and Entertainment. We have established long-term relationships with leading media and entertainment companies, which enable us to bring sustainable value creation and enhanced return-on-content for organizations within this vertical. Our solutions help clients develop new revenue sources, accelerate the creation, collection, packaging and management of content and reach broader audiences. We serve clients in a range of media sub-sectors, including entertainment media, news providers, broadcasting companies, financial information providers, content distributors and advertising networks. Our Business Information Competency Center enables us to provide our clients with solutions that help them overcome challenges related to operating legacy systems, manage varied content formats, rationalize their online assets and lower their cost of delivery. In addition, we provide knowledge discovery platform services through our InfoNgen business, which combines custom taxonomy development with web crawling, internal file and e-mail classification, newsletter and feed publication and content trend analysis.
Life Sciences and Healthcare. We help our customers in the Life Sciences and Healthcare industry address ever changing market conditions and regulatory environments. Our professionals deliver end-to-end experience that includes strategy, architecture, build and managed services to clients ranging from the traditional healthcare providers to innovative startups. We work with global Life Sciences companies to deliver sophisticated scientific informatics and innovative enterprise technology solutions. We offer a combination of deep scientific and mathematical knowledge providing global coverage for broad-based initiatives. Our solutions enable clients to speed research, discovery, and time-to-market while improving collaboration, knowledge management, and operational excellence.
We also serve the diverse technology needs of clients in the energy, telecommunications, automotive, manufacturing, insurance, retail industries and the government. These industries represent our Emerging verticals.
Our revenues by vertical for the periods presented are as follows:

	Year Ended December 31,
	2015		2014		2013
Financial Services	$248,526	27.2%	$215,425	29.5%	$156,340	28.2%
Travel and Consumer	215,303	23.6	157,756	21.6	117,248	21.1
Software & Hi-Tech	192,989	21.1	157,944	21.6	134,970	24.3
Media & Entertainment	120,616	13.2	91,726	12.6	75,677	13.6
Life Sciences and Healthcare	73,327	8.0	42,428	5.8	14,079	2.5
Emerging Verticals	53,856	5.9	56,338	7.7	49,177	8.9
Reimbursable expenses and other revenues	9,511	1.0	8,410	1.2	7,626	1.4
Revenues	$914,128	100.0%	$730,027	100.0%	$555,117	100.0%

Clients
Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe, Asia and the CIS. We maintain a geographically diverse client base with 53.1% of our 2015 revenues from clients located in North America, 38.6% from clients in Europe, 4.7% from clients in the CIS and 2.6% from our clients in APAC. We typically enter into master services agreements with our clients, which provide a framework for services that is then supplemented by statements of work, which specify the particulars of each individual engagement, including the services to be performed, pricing terms and performance criteria.
Our focus on delivering quality to our clients is reflected by an average of 95.1% and 84.3% of our revenues in 2015 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts as majority of our top client mix remains consistent over the years. The annual revenue from our top five clients increased from $65.9 million in 2010 to $298.1 million in 2015 and the annual revenue from our top ten clients increased from $94.5 million in 2010 to $400.3 million in 2015.
During 2015 and 2014, one customer, UBS AG, accounted for over 10% of our revenues. No customer accounted for over 10% of our revenues in 2013.
The following table presents the percentage of our revenues by client location:

	% of Revenues for Year Ended December 31,
Client location	2015	2014	2013
North America	53.1%	50.4%	50.8%
Europe	38.6	39.0	36.1
CIS	4.7	7.6	11.7
APAC	2.6	1.8	—
Reimbursable expenses and other revenues	1.0	1.2	1.4
Revenues	100.0%	100.0%	100.0%
Revenues by client location above differ from our segment information. Our operations consist of four reportable segments: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. Our reportable segments are based on managerial responsibility for a particular client. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of our senior management team. In such a case, the client’s activity would be reported through the management team’s reportable segment. Particularly, our acquired clients in the APAC region are reported as part of the Europe segment based on the managerial responsibility for those clients. The following table presents the percentage of our revenues by reportable segment:

	% of Segment Revenues for Year Ended December 31,
Segment	2015	2014	2013
North America	51.5%	51.3%	51.3%
Europe	43.8	41.0	36.8
Russia	4.2	6.9	10.0
Other	0.5	0.8	1.9
Segment Revenues	100.0%	100.0%	100.0%
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report for additional information regarding segments.

The following table shows the distribution of our clients by revenues for the periods presented:

	Year Ended December 31,
Revenues Greater Than or Equal To	2015	2014	2013
$0.1 million	365	306	263
$0.5 million	211	181	147
$1 million	136	116	95
$5 million	33	24	22
$10 million	14	12	12
$20 million	7	6	4
See Note 17 in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding total assets, operating results and other financial information regarding our operating segments.
Sales and Marketing
Our sales and marketing efforts support our business strategy to increase our revenues from new and existing clients through our senior management, sales and business development staff, account managers, and technical specialists. We maintain a dedicated sales force and a marketing team, which coordinates corporate-level branding efforts such as sponsorship of programming competitions to participation in and hosting of industry conferences and events.
Given our focus on providing technical solutions to our clients’ complex challenges, our IT professionals play an integral role in engaging with clients on potential business opportunities. Our account managers maintain direct client relationships and are tasked with identifying new business opportunities and responding to requests-for-proposals, or RFPs. Account managers typically engage technical and other specialists when pursuing opportunities. This sales model has been effective in promoting repeated business and growth from within our existing client base.
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
Human Capital
Attracting and retaining employees is a key factor in our ability to grow our revenues and meet our clients’ needs. We have dedicated full-time employees that oversee all aspects of our human capital management process. We effectively plan our short-term and long-term recruitment needs and deploy the necessary personnel and processes to optimize utilization and to quickly satisfy the demands of our clients. As our business grows, we also focus on hiring and retaining individuals with appropriate skills to fill our executive, finance, legal, HR and other key management positions.
At December 31, 2015, 2014 and 2013, we had a total of 18,354, 14,109 and 11,056 employees, respectively. Of these employees, as of December 31, 2015, 2014 and 2013, respectively, 16,078, 11,824 and 9,340 were revenue generating IT professionals.
In our competitive industry, the ability to hire and retain highly-skilled information technology professionals is critical to our success. We believe the quality of our employees serves as a key point of differentiation in how we deliver a superior value proposition to our clients. To attract, retain and motivate our IT professionals, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement and promotion opportunities thus providing an environment and culture that rewards entrepreneurial initiative and performance.
Historically, we have developed our base of IT professionals by hiring highly-qualified, experienced IT professionals from the CIS and CEE region and by recruiting students from leading universities there. The quality and academic prestige of the CIS and CEE educational system is renowned worldwide. We have strong relationships with the leading institutions in these geographies, such as the Belarusian State University, Belarusian State University of Informatics and Radioelectronics, the Saint Petersburg State University of Information Technologies, Mechanics and Optics, the Moscow State University, the Moscow Institute of Physics & Technology, the Moscow State University of Instrument Engineering and Computer Sciences and the National Technical University of Ukraine. The participants from these universities are frequent and consistent winners in the ACM International Collegiate Programming Contest (“ICPC”), the oldest, largest, and most prestigious programming contest in the world. In the 2015 ACM International Collegiate Programming Contest, the two top winning spots were awarded to the CIS schools and a highly regarded Belarusian university finished in the top 15.
We have established EPAM delivery centers near many of these university campuses. Our ongoing involvement with these universities includes supporting EPAM-branded research labs, developing training courses, providing teaching equipment, actively supporting curriculum development and engaging students to identify their talents and interests. Our relationships with these technical institutions provide us access to a highly-qualified talent pool of programmers, and allow us to consistently attract highly-skilled students from these institutions. We also conduct lateral hiring through a dedicated IT professional talent acquisition team whose objective is to locate and attract qualified and experienced IT professionals within the region and other EPAM locations.
We believe that we maintain a good working relationship with our employees and our employees have not entered into any collective bargaining agreements or engaged in any labor disputes.

Our Delivery Model
We have delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Bulgaria, Armenia, Poland, China, Mexico, Austria, Czech Republic and India. We have client management locations in the United States, Canada, United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, Kazakhstan, Singapore, Hong Kong and Australia. We believe the development of a robust global delivery model creates a key competitive advantage, enabling us to better understand and meet our clients’ diverse needs and provide a compelling value proposition. We continuously grow our delivery platform both organically and through acquired delivery centers and client management locations. Our total headcount of revenue generating personnel was 16,078 as of December 31, 2015.
Our primary delivery centers are located in Belarus, where we have 5,207 IT professionals as of December 31, 2015. The majority of these IT professionals are located in Minsk, the capital of Belarus, which is well-positioned to serve as a prime IT outsourcing destination given its strong industrial base, good educational infrastructure and legacy as the center of computer science for the former Soviet Union. Furthermore, the IT industry in Belarus has been strongly supported by the government, which has taken steps to encourage investment in the IT sector through long-term tax incentives.
Our delivery centers in Ukraine have 3,734 IT professionals as of December 31, 2015. Our delivery centers in Russia have 2,235 IT professionals as of December 31, 2015. Our locations in Ukraine and Russia offer many of the same benefits as Belarus, including educational infrastructure, availability of qualified software engineers and government support of the IT industry. We believe our locations in Ukraine and Russia, along with our delivery centers in Belarus, offer a strong and diversified delivery platform across Europe. Our business has not been materially affected by the political and economic uncertainty in Russian or Ukraine to date.
Our other significant delivery centers are in the United States with 1,016 IT professionals, Hungary with 1,151 IT professionals and India with 1,031 IT professionals as of December 31, 2015. These delivery centers are located strategically to serve clients in North America, Europe and Asia. The delivery center in India has been established through our business combination with Alliance Consulting Global Holdings, Inc.
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
Quality and Process Management
Over the years we have invested significant resources into developing a proprietary suite of internal applications and tools to manage all aspects of our delivery process. These applications and tools are effective in reducing costs and security risks, while providing control and visibility across all project lifecycle stages both internally and to our clients. In addition, these applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions to global clients, further strengthening our relationships with them.
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
The transparency and visibility into software development project deliverables, resource management, team messaging and project-related documents and files provided by our Project Management Center promotes collaboration and strengthens our relationships with our clients. Improved traceability enables significant time savings and cost reductions for business users and IT management during change management for the software development lifecycle. The combination of our Project Management Center with our other proprietary internal applications enhances our offering by reducing errors, increasing quality, effectiveness and oversight, and improving maintenance time.
Based on our analysis of publicly available information of IT services providers, we are the only ISAE 3402 Type 2 certified IT services provider with multiple delivery centers in CEE. This certification is a widely recognized auditing standard developed by the American Institute of Certified Public Accountants, or AICPA, and it serves as additional assurance to our clients regarding the control environment and the security of their sensitive data. Furthermore, this is an important certification for firms in data and information-intensive industries, as well as any organization that is subject to the internal controls certification requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Our ISAE 3402 Type 2 certification, in addition to our multiple ISO/IEC 27001:2005 and ISO 9001:2008 attestations, underscores our focus on establishing stringent security standards and internal controls.
Competition
The markets in which we compete are changing rapidly and we face competition from both global technology solutions providers as well as those based primarily in specific geographies with lower cost labor such as CEE, India and China. We believe that the principal competitive factors in our business include technical expertise and industry knowledge, end-to-end solution offerings, reputation and track record for high-quality and on-time delivery of work, effective employee recruiting, training and retention, responsiveness to clients’ business needs, scale, financial stability and price.
We face competition primarily from:

•
India-based technology outsourcing IT services providers, such as Cognizant Technology Solutions (NASDAQ:CTSH), GlobalLogic, HCL Technologies, Infosys Technologies (NASDAQ:INFY), Mindtree, Symphony Technology Group, Tata Consultancy Services and Wipro (NASDAQ:WIT);

•	Local CEE technology outsourcing IT services providers such as Luxoft Holding, Inc. (NYSE:LXFT);

•	Large global consulting and outsourcing firms, such as Accenture, Atos Origin, Capgemini, CSC and IBM;

•	China-based technology outsourcing IT services providers such as Camelot Information Services, and Pactera; and

•	In-house IT departments of our clients and potential clients.
We believe that our focus on complex software product development solutions, our technical employee base, and the development and continuous improvement in process methodologies, applications and tools position us well to compete effectively in the future. Our present and potential competitors may have substantially greater financial, marketing or technical resources; may be able to respond more quickly to new technologies or processes and changes in client demands; may be able to devote greater resources towards the development, promotion and sale of their services than we can; and may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties that increase their ability to address the needs of our clients.
Intellectual Property
Protecting our intellectual property rights is critical to our business. We have invested, and will continue to invest, in research and development to enhance our domain knowledge and create complex, specialized solutions for our clients. We rely on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We require our employees, vendors and independent contractors to enter into written agreements upon the commencement of their relationships with us, which assign to us all intellectual property and work product made, developed or conceived by them in connection with their employment with us. These agreements also provide that any confidential or proprietary information disclosed or otherwise made available by us remains confidential.
We also enter into confidentiality and non-disclosure agreements with our clients. These customary agreements cover our use of the clients’ software systems and platforms as our clients usually own the intellectual property in the products we develop for them. Furthermore, we usually grant a perpetual, worldwide, royalty-free, nonexclusive, transferable and non-revocable license to our clients to use our preexisting intellectual property, but only to the extent necessary in order to use the software or systems we developed for them.
Long-lived Assets
Our long lived-assets disclosed in the table below consist of property and equipment. The table below presents the locations of our long-lived assets:

	Year Ended December 31,
	2015	2014	2013
Belarus	$44,879	$41,652	$38,697
Ukraine	4,487	4,392	5,525
Hungary	2,485	2,773	2,644
Russia	2,084	2,196	3,414
United States	1,969	2,001	2,217
India	1,099	—	—
Poland	1,088	747	4
Other	2,408	1,373	814
Total	$60,499	$55,134	$53,315
Acquisitions
We have acquired a number of companies in order to expand our vertical-specific domain expertise, geographic footprint, service portfolio, client base and management proficiency.
On July 10, 2015, we acquired all of the outstanding equity of NavigationArts, Inc. and its subsidiary, NavigationArts, LLC (collectively “NavigationArts”). The U.S.-based NavigationArts provides digital consulting, architecture and content solutions and is regarded as a leading user-experience agency. The acquisition of NavigationArts added approximately 90 design consultants to our headcount.
On November 16, 2015, we acquired all of the outstanding equity of Alliance Consulting Global Holdings, Inc. including its wholly-owned direct and indirect subsidiaries Alliance Global Services, Inc., Alliance Global Services, LLC, companies organized under the laws of USA, and Alliance Global Services IT India, a company organized under the laws of India (collectively, “AGS”). AGS provides software product development services and test automation solutions and has multiple locations in the United States and India. The acquisition of AGS added 1,151 IT professionals to our headcount in the United States and India.

Regulations
Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations. Several foreign and U.S. federal and state agencies regulate various aspects of our business. See “Item 1A. Risk Factors — Risks Relating to Our Business — We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions and the Foreign Corrupt Practices Act, or FCPA, and similar anti-corruption laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures.”
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
Item 1A. Risk Factors
Risk factors, which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations, are discussed below and elsewhere in this annual report. The risks and uncertainties described below are not the only ones we face. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected. In particular, forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. See “Special Note Regarding Forward-Looking Statements”.
Risks Relating to Our Business
We may be unable to effectively manage our rapid growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.
We have experienced rapid growth and significantly expanded our business over the past several years, both organically and through acquisitions. We have also grown our support function headcount, including finance, legal and other areas. Our rapid growth has placed and will continue to place significant demands on our management and our administrative, operational and financial infrastructure. Continued expansion increases the challenges we face in:

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

Our failure to successfully attract, train and retain new IT professionals with the qualifications necessary to fulfill the needs of our existing and future clients could materially adversely affect our ability to provide high quality services to those clients.
The ability to hire and retain highly-skilled information technology professionals is critical to our success. To maintain and renew existing engagements and obtain new business, we must attract, train and retain skilled IT professionals, including experienced management IT professionals. Competition for IT professionals can be intense in the markets where we operate and, accordingly, we may not be able to hire or retain all of the IT professionals necessary to meet our ongoing and future business needs. Consequently, we may have to forgo projects due to lack of resources or inability to staff projects optimally.
A significant increase in the attrition rate among IT professionals with specialized skills could decrease our operating efficiency and productivity and could lead to a decline in demand for our services. In addition, any reductions in headcount for economic or business reasons, however temporary, could negatively affect our reputation as an employer and our ability to hire IT professionals to meet our business requirements.
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
Additionally, we have granted certain equity-based awards under our stock incentive plans and entered into certain other stock-based compensation arrangements in the past, and expect to continue this practice. The expenses associated with stock-based compensation may reduce the attractiveness to us of issuing equity awards under our equity incentive plan. However, if we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract and retain key personnel. If we grant more equity awards to attract and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. The issuance of equity-based compensation would also result in additional dilution to our stockholders.
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
Our global business exposes us to operational and economic risks.
We are a global company with substantial international operations. Our revenues from clients outside North America represented 45.9%, 48.5% and 47.8% of our revenues excluding reimbursable expenses for 2015, 2014 and 2013. The majority of our employees, along with our development and delivery centers, are located in the CIS and CEE. The global nature of our business creates operational and economic risks.
Risks inherent in conducting international operations include:
•foreign exchange fluctuations;
•application and imposition of protective legislation and regulations relating to import or export;
•difficulties in enforcing intellectual property and/or contractual rights;

•complying with a wide variety of foreign laws;
•potentially adverse tax consequences;
•tariffs, quotas and other trade protection measures;
•competition from companies with more experience in a particular country or with international operations;
•potential difficulties in collecting accounts receivable;
•overall foreign policy and variability of foreign economic conditions.
We earn our revenues and incur our expenses in multiple currencies, which exposes us to foreign exchange risks relating to revenues, receivables, compensation, purchases and capital expenditures. Currency exchange volatility caused by political or economic instability or other factors, could materially impact our results. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” The IT services industry is particularly sensitive to the economic environment and the industry tends to decline during general economic downturns. Given our significant revenues from North America and Europe, if those economies further weaken or slow, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability.
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
We have significant operations in CIS and CEE countries, India and other Asian countries, which are generally considered to be emerging markets. Investors in emerging markets should be aware that these markets are vulnerable to market downturns and economic slowdowns elsewhere in the world and are subject to greater risks than more developed markets, including foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions or sanctions, tax increases, fluctuations in exchange rates, inflation and unstable political and military situations, and labor issues. The economies of certain countries where we operate have experienced periods of considerable instability and have been subject to abrupt downturns. Moreover, emerging markets have less established legal systems, which can be characterized by gaps in regulatory structures, selective enforcement of laws, and limited judicial and administrative guidance on legislation, among other limitations. Financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in these markets and materially adversely affect their economies. Such economic instability and any future deterioration in the international economic situation could materially adversely affect our business, financial condition and results of operations.

Our operations may be adversely affected by ongoing conflict in Ukraine.
Continuing military activities in Ukraine have combined with Ukraine’s weak economic conditions to fuel ongoing uncertainty in Ukraine, Russia and other markets. In response to the actions in Ukraine, the EU, United States, Canada, Japan, Switzerland and other nations have imposed, and may continue imposing further, economic sanctions, including specific sanctions on certain Russian entities (specifically in the energy, defense and financial sectors). Restored stability of Ukraine’s political and economic conditions may not occur for some time and there could be increased violence or economic distress in Ukraine or other areas in the region.
We have delivery centers in the Ukraine employing approximately 3,734 IT professionals, none of which are located in the most volatile regions of Eastern Ukraine. We also have delivery centers in Russia, employing approximately 2,235 IT professionals located in various cities including Moscow and St. Petersburg. To date we have not experienced any interruption in our office infrastructure, utility supply or Internet connectivity needed to support our clients. We continue to monitor the situation closely. Our contingency plans include relocating work or personnel to other locations and adding new locations, as appropriate. We have no way to predict the progress or outcome of the situation, as the political and civil unrest and reported military activities are fluid and beyond our control.  Prolonged political instability in Ukraine, sanctions against Russia and Russia’s potential response to such sanctions could have a material adverse effect on our operations.
We do not have long-term commitments from our clients, and our clients may terminate contracts before completion or choose not to renew contracts. A loss of business from significant clients could materially affect our results of operations.
Our ability to maintain close relationships with our major clients is essential to the growth and profitability of our business. However, the volume of work performed for any specific client is likely to vary from year to year, especially since we generally are not our clients’ exclusive IT services provider and we do not have long-term commitments from any clients to purchase our services. The ability of our clients to terminate master services agreements and work orders with or without cause makes our future revenues uncertain, as our clients are generally not obligated for any long-term commitments to us. Although a substantial majority of our revenues are generated from clients who also contributed to our revenues during the prior year, our engagements with our clients are typically for projects that are singular in nature. Therefore, we must seek to obtain new engagements when our current engagements end. Our failure to perform or observe any contractual obligations could also result in termination or non-renewal of a contract, as could a change of control of our company.
There are a number of factors relating to our clients that are outside of our control, which might lead them to terminate a contract or project with us, including a client’s:

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
Termination or non-renewal of a customer contract could cause us to experience a higher than expected number of unassigned employees and an increase in our cost of revenues as a percentage of revenues, until we are able to reduce or reallocate our headcount. The loss of any of our major clients, or a significant decrease in the volume of work they outsource to us or the price at which we sell our services to them, if not replaced by new client engagements, could materially adversely affect our revenues and thus our results of operations.

Our revenues are highly dependent on a limited number of industries, and any decrease in demand for outsourced services in these industries could reduce our revenues and adversely affect our results of operations.
A substantial portion of our clients is concentrated in five specific industry verticals: Financial Services; Software and Hi-Tech; Media and Entertainment; Travel and Consumer; and Life Sciences and Healthcare. Our business growth largely depends on continued demand for our services from clients in these five industry verticals and other industries that we may target in the future, as well as on trends in these industries to outsource IT services.
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
We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. We face a number of risks when pricing our contracts. Our pricing is highly dependent on our internal forecasts, assumptions and predictions about our projects, the marketplace and global economic conditions (including foreign exchange volatility). Many of our projects entail the coordination of operations and personnel in multiple locations with different skill sets and competencies. Our pricing and cost estimates for the work that we perform may include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. Because of these inherent uncertainties, we may underprice our projects (particularly with fixed-price contracts), fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable. Moreover, if we are not able to pass on to our clients increases in compensation cost (whether driven by competition for talent or ordinary-course pay increases) or charge premium prices when justified by market demand or the type of service, our profitability may suffer.
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
Our profitability is significantly impacted by our utilization levels of fixed-cost resources, including human resources as well as other resources such as computers and office space, and our ability to increase our productivity levels. We have expanded our operations significantly in recent years, which has materially increased both our headcount and fixed overhead costs. Some of our IT professionals are specially trained to work for specific clients or on specific projects and some of our offshore development centers are dedicated to specific clients or specific projects. Our ability to manage our utilization levels depends significantly on our ability to hire and train high-performing IT professionals and to staff projects appropriately, and on the general economy and its effect on our clients and their business decisions regarding the use of our services. If we experience a slowdown or stoppage of work for any client or on any project for which we have dedicated IT professionals or facilities, we may not be able to reallocate these IT professionals and facilities to other clients and projects to keep their utilization and productivity levels high. If we are not able to maintain optimal resource utilization levels without corresponding cost reductions or price increases, our profitability will suffer.
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
Our ability to successfully manage large and complex projects depends significantly on the skills of our management personnel and IT professionals, some of whom do not have experience managing large-scale or complex projects. In addition, large and complex projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. Such cancellations or delays may make it difficult to plan our project resource requirements. If we fail to successfully obtain engagements for large and complex projects, we may not achieve our revenue growth and other financial goals. Even if we are successful in obtaining such engagements, a failure by us to effectively manage these large and complex projects could damage our reputation, cause us to lose business, compress our margins and adversely affect our business and results of operations.
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
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We usually bill and collect on relatively short cycles. We maintain allowances against receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Weak or volatile macroeconomic and global financial system conditions could also result in financial difficulties for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be materially adversely affected. Moreover, in the event of delays in payment from our governmental and quasi-governmental clients, we may have difficulty collecting on receivables owed.
We face intense competition for clients and opportunities from onshore and offshore IT services companies, and increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could materially adversely affect our business.
The market for IT services is highly competitive, and we expect competition to persist and intensify. We face competition from offshore IT services providers in other outsourcing destinations with low wage costs such as India and China, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which could reduce our revenues to the extent that clients obtain services from other competing IT services providers. Clients may prefer IT services providers that have more locations or that are based in countries more cost-competitive or more stable than some of the emerging markets in which we operate.

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
Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our service, and our clients’ perception of our ability to add value through our services is critical to the profitability of our engagements. We believe the EPAM brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and contribute to our efforts to recruit and retain talented employees.
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
Rapidly changing technologies, methodologies and evolving industry standards are inherent in the market for our services. Our future success will depend in part upon our ability to anticipate developments in IT services, enhance our existing services and to develop and introduce new services to keep pace with such changes and developments and to meet changing client needs. The process of developing our client solutions is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems, technologies and methodologies. Our ability to keep pace with, anticipate or respond to changes in technology, methodology and business is subject to a number of risks, including that:

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
In the ordinary course of business, we have access to, collect, store, process and transmit sensitive or confidential data, including intellectual property, our proprietary business information and that of our clients, and personally identifiable information of our clients and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to human error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, misappropriated, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under applicable laws and regulatory penalties. Such a breach or disruption could also disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, as well as require us to expend significant resources to protect against further breaches and to rectify problems caused by such a breach or disruption. Any of these results could adversely affect our business, revenues and competitive position.
A significant failure in our telecommunications or IT infrastructure or systems could harm our service model, which could result in a reduction of our revenue and otherwise disrupt our business.
Part of our service model is to maintain active voice and data communications, financial control, accounting, customer service and other data processing systems between our clients’ offices, our delivery centers and our client management locations. Moreover, many of our key systems for corporate operations are internally-developed applications. Our business activities may be materially disrupted in the event of a partial or complete failure of any of these internet, IT or communication systems, which could be caused by, among other things, software malfunction, computer virus attacks, conversion errors due to system upgrading, damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, demands placed on internet infrastructure by growing numbers of users and time spent online or increased bandwidth requirements or other events beyond our control. Internally-developed systems may not possess the same level of control, security or support that traditional third-party systems and applications do. Loss of all or part of the infrastructure or systems for a period of time could hinder our performance or our ability to complete client projects on time which, in turn, could lead to a reduction of our revenue or otherwise materially adversely affect our business and business reputation.
We may be liable to our clients for damages caused by the disclosure of confidential information, system failures or errors.
If any person, including any of our personnel, misappropriates sensitive or confidential client information, including personally identifiable information, we could be subject to significant liability from our clients or from our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Some of our client agreements do not limit our potential liability for certain occurrences, including breaches of confidentiality and infringement indemnity. Furthermore, breaches of confidentiality may entitle the aggrieved party to equitable remedies, including injunctive relief. Any such breach or misappropriation resulting in unauthorized disclosure of sensitive or confidential client information, or a violation of intellectual property rights, whether through employee misconduct, breach of our computer systems, systems failure or otherwise, may subject us to liabilities, damage our reputation and cause us to lose clients.

If we cause disruptions to our clients’ businesses or provide inadequate service, our clients may have claims for substantial damages against us, which could cause us to lose clients, have a negative effect on our reputation and adversely affect our results of operations.
If our IT professionals make errors in the course of delivering services to our clients or fail to consistently meet service requirements of a client, these errors or failures could disrupt the client’s business, which could result in a reduction in our revenues or a claim for substantial damages against us. Furthermore, any errors by our employees in the performance of services for a client, or poor execution of such services, could result in a client terminating our engagement and seeking damages from us. In addition, a failure or inability to meet a contractual requirement could seriously damage our reputation and affect our ability to attract new business. Any failure in a client’s system or breach of security relating to the services we provide to the client could damage our reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure. The successful assertion of one or more large claims against us, whether or not successful could materially adversely affect our reputation, business, financial condition and results of operations.
From time to time we may invest substantial cash in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.
As our business grows, we may invest in new facilities and physical infrastructure. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability may be reduced.
If we fail to integrate or manage acquired companies efficiently, or if the acquired companies do not perform to our expectations, our overall profitability and growth plans could be materially adversely affected.
Part of our expansion strategy includes strategic acquisitions. These transactions involve significant challenges, including that the risk that an acquisition does not advance our business strategy, that we do not achieve a satisfactory return on our investment, that we are unable to successfully integrate an acquired company’s employees, client relationships and operations, and that the transactions divert significant management attention and financial resources from our ongoing business.
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
We do not accrue incremental U.S. taxes on all CIS and CEE earnings as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2015. These increased taxes could materially adversely affect our financial condition and results of operations.
Our operating results may be negatively impacted by the loss of certain tax benefits provided by the governments of Belarus and other countries to companies in our industry.
Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are 100% exempt from Belarusian income tax (which as of the date of this annual report was 18%) and from the value added tax for a period of 15 consecutive years effective July 1, 2006 and levied at a reduced rate on a variety of taxes. Our subsidiary in Russia benefits from a substantially reduced rate on social contributions and an exemption on value added tax in certain circumstances, which is a benefit to qualified IT companies in Russia. If these tax benefits are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our effective income tax rate and/or our operating expenses would increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Income Taxes.”
There may be adverse tax and employment law consequences if the independent contractor status of our IT professionals or the exempt status of our employees is successfully challenged.
Some of our IT professionals are retained as independent contractors. Although we believe that we have properly classified these individuals as independent contractors, there is nevertheless a risk that the IRS or another federal, state, provincial or foreign authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction, as can the interpretation of the applicable laws. If a government authority or court enacts legislation or adopts regulations that change these classification tests or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations. There is also a risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with applicable laws in this area. Further, if it were determined that any of our independent contractors should be treated as employees, we could possibly incur additional liabilities under our applicable employee benefit plans.
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
Most of the agreements we have entered into with our clients require us to purchase and maintain specified insurance coverage during the terms of the agreements, including commercial general insurance or public liability insurance, umbrella insurance, product liability insurance, and workers’ compensation insurance. Some of these types of insurance are not available on reasonable terms or at all in some countries in which we operate. Although to date no client has brought any claims against us for such failure, our clients have the right to terminate these agreements as a result of such failure.

The banking and financial systems in less developed markets where we hold funds remain less developed than those in some more developed markets, and a banking crisis could place liquidity constraints on our business and materially adversely affect our business and financial condition.
Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, in Russia, Belarus and other CIS countries, bank deposits made by corporate entities generally are not insured. As a result, the banking sector remains subject to periodic instability. Another banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business and financial condition.
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
We rely on a combination of copyright, trademark, unfair competition and trade secret laws, as well as intellectual property assignment and confidentiality agreements and other methods to protect our intellectual property rights. Protection of intellectual property rights and confidentiality in some countries in which we operate may not be as effective as that in the United States or other countries with more mature legal systems.
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
We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions and the Foreign Corrupt Practices Act, or FCPA, and similar anti-corruption laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures.
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
The majority of our employees are nationals of CIS and CEE countries, and in 2015, we added significant headcount in India. Some of our projects require a portion of the work to be undertaken at our clients’ facilities, which are sometimes located outside the CIS, CEE and India. The ability of our employees to work in necessary locations around the world depends on their ability to obtain the required visas and work permits, and this process can be lengthy and difficult. Immigration laws are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions.
In addition, the issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest source of revenues. Many organizations and public figures in the United States and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT services providers and the loss of jobs in their home countries, and there are legislative measures under consideration in the U.S. Congress and in various state legislatures to address this concern. It is possible that pending legislation in the United States may impose restrictions on our ability to deploy employees holding U.S. work visas to client locations, which could adversely impact our business. It is generally difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or maintaining business visas for our employees. However, if enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain work visas.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We are incorporated in Delaware with headquarters in Newtown, PA, with multiple delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Bulgaria, China, Armenia, Poland, Czech Republic, Mexico, Austria and India, and client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, Kazakhstan, Singapore, Hong Kong and Australia.
The table below sets forth our principal properties:

Location	Square Meters Leased	Square Meters Owned	Total Square Meters
Delivery Centers and Client Management Locations:
Belarus	37,287	21,669	58,956
Ukraine	32,452	—	32,452
Russia	20,399	—	20,399
Hungary	16,560	—	16,560
India	11,529	—	11,529
United States	6,868	—	6,868
China	5,889	—	5,889
Poland	4,990	—	4,990
Kazakhstan	2,735	—	2,735
Mexico	2,007	—	2,007
Bulgaria	1,850	—	1,850
Czech Republic	1,757	—	1,757
United Kingdom	1,090	—	1,090
Canada	810	—	810
Armenia	408	—	408
Sweden	322	—	322
Switzerland	112	—	112
Germany	28	—	28
Total	147,093	21,669	168,762
Executive Office:
Newtown, PA, United States	1,050	—	1,050
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
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “EPAM.”
Our shares have been publicly traded since February 8, 2012. The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NYSE during each quarter of the two most recent years.

2015
Quarter Ended	High	Low
December 31	$84.41	$67.29
September 30	$76.69	$63.37
June 30	$74.49	$57.58
March 31	$63.50	$45.27

2014
Quarter Ended	High	Low
December 31	$52.89	$40.42
September 30	$44.36	$36.81
June 30	$45.99	$29.44
March 31	$46.70	$31.34
As of February 10, 2016, we had approximately 36 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividend Policy
We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our board of directors deems relevant. In addition, our credit facility restricts our ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered.
Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this annual report for our equity compensation plan information.
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

COMPARISON OF CUMULATIVE TOTAL RETURN (1)(2)
Among EPAM, the S&P 500 Index and a Peer Group Index(3) (Capitalization Weighted)

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
2/8/2012
3/31/2012
6/30/2012
9/30/2012
12/31/2012
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
EPAM
Peer Group
S&P 500 Index

	Company / Index
Base Period	EPAM Systems, Inc.	S&P 500 Index	Peer Group Index
12/31/2015	$561.57	$151.41	$140.47
9/30/2015	$532.29	$142.23	$151.74
6/30/2015	$508.79	$152.83	$139.89
3/31/2015	$437.79	$153.18	$148.89
12/31/2014	$341.07	$152.52	$127.74
9/30/2014	$312.79	$146.10	$120.55
6/30/2014	$312.50	$145.21	$118.41
3/31/2014	$235.00	$138.70	$124.76
12/31/2013	$249.57	$136.92	$124.18
9/30/2013	$246.43	$124.56	$103.03
6/30/2013	$194.14	$118.99	$80.39
3/31/2013	$165.93	$116.24	$99.89
12/31/2012	$129.29	$105.65	$85.86
9/30/2012	$135.29	$106.72	$89.48
6/30/2012	$121.36	$100.90	$83.91
3/31/2012	$146.57	$104.33	$102.94
2/8/2012	$100	$100	$100

(1)	Graph assumes $100 invested on February 8, 2012, in our common stock, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)
We have constructed a Peer Group Index of other information technology consulting firms consisting of Virtusa Corporation (NASDAQ:VRTU), Cognizant Technology Solutions Corp. (NASDAQ:CTSH), Infosys Ltd ADR (NYSE:INFY), Syntel, Inc. (NASDAQ:SYNT) and Wipro Ltd. (ADR) (NYSE:WIT).

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by the Company during the year ended December 31, 2015.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of equity securities by the issuer and affiliated purchasers during the quarterly period ended December 31, 2015.
Item 6. Selected Financial Data
The following table represents the selected financial data for each of the last five fiscal years. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Income Statement Data:
Revenues	$914,128	$730,027	$555,117	$433,799	$334,528
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	566,913	456,530	347,650	270,361	205,336
Selling, general and administrative expenses	222,759	163,666	116,497	85,868	64,930
Depreciation and amortization expense	17,395	17,483	15,120	10,882	7,538
Goodwill impairment loss	—	2,241	—	—	1,697
Other operating expenses/(income), net	1,094	3,924	(643)	682	19
Income from operations	105,967	86,183	76,493	66,006	55,008
Interest and other income, net	4,731	4,769	3,077	1,941	1,422
Change in fair value of contingent consideration	—	(1,924)	—	—	—
Foreign exchange loss	(4,628)	(2,075)	(2,800)	(2,084)	(3,638)
Income before provision for income taxes	106,070	86,953	76,770	65,863	52,792
Provision for income taxes	21,614	17,312	14,776	11,379	8,439
Net income	$84,456	$69,641	$61,994	$54,484	$44,353
Net income per share of common stock(1):
Basic	$1.73	$1.48	$1.35	$1.27	$0.69
Diluted	$1.62	$1.40	$1.28	$1.17	$0.63
Shares used in calculation of net income per share of common stock:
Basic	48,721	47,189	45,754	40,190	17,094
Diluted	51,986	49,734	48,358	43,821	20,473

(1)
In connection with the completion of our initial public offering, we effected an 8-for-1 common stock split as of January 19, 2012. All historical common stock and per share information has been changed to reflect the common stock split.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$199,449	$220,534	$169,207	$118,112	$88,796
Time deposits	30,181	—	—	—	—
Accounts receivable, net	174,617	124,483	95,431	78,906	59,472
Unbilled revenues	95,808	55,851	43,108	33,414	24,475
Property and equipment, net	60,499	55,134	53,315	53,135	35,482
Total assets	778,536	594,026	432,877	350,814	235,613
Accrued expenses and other liabilities	60,384	32,203	20,175	19,814	24,782
Deferred revenue	3,047	3,220	5,076	7,632	6,949
Total liabilities	165,313	129,976	56,776	64,534	54,614
Total stockholders’ equity	613,223	464,050	376,101	286,280	95,059
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
Through increased specialization in focused verticals and a continued emphasis on strategic partnerships, we are leveraging our roots in software engineering to grow as a recognized brand in software development and end-to-end digital transformation services for our clients.
Overview of 2015
During the year ended December 31, 2015, total revenues were $914.1 million, an increase of approximately 25.2% over $730.0 million reported for the same period a year ago. Our revenue grew in North America, Europe and APAC geographies both organically and through acquisitions. Our performance remained strong across our key verticals, with the Life Sciences and Healthcare vertical emerging rapidly and showing growth of 72.8% during the year ended December 31, 2015, compared to the year ended December 31, 2014.
We remain committed to maintaining and improving a well-balanced portfolio of clients and seek to grow revenues from our existing clients by continually expanding the scope and size of our engagements, as well as by growing our key client base through business development efforts and strategic acquisitions. During 2015, we made progress in this strategy and increased the reach of our offerings, both geographically and across industry verticals. During 2015, our top five and top ten customers accounted for 32.6% and 43.8% of consolidated revenues, respectively.

We continued our growth through strategic acquisitions in 2015.  Through the July 2015 acquisition of NavigationArts we added approximately 90 U.S.-based design consultants to EPAM’s headcount.  The addition of NavigationArts enhances our digital consulting, architecture and content solutions practice. In November 2015, we acquired AGS, establishing EPAM’s presence in India with over 1,000 IT professionals to enhance our software product development services and test automation services offerings.  We expect these investments in EPAM’s strategic growth to result in expanded service offerings and abilities for our clients.
Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	(in millions, except percentages)
Revenues	$914.1	100.0%	$730.0	100.0%	$555.1	100.0%
Income from operations	106.0	11.6	86.2	11.8	76.5	13.8
Net income	84.5	9.2	69.6	9.5	62.0	11.2
For 2015, we reported results of operations consistent with the continued execution of our strategy. During 2015, our operating expenses increased in line with our increase in revenues as we continue to invest in our people, processes and infrastructure to support our goal to deliver high-quality offerings that meet the needs of our customers, differentiate our value proposition from that of our competition, and drive scale and growth.
The key highlights of our consolidated results for 2015 were as follows:

•	The European segment continued its strong performance, generating revenue growth of $101.2 million during the year ended December 31, 2015, or 33.8% over 2014;

•
Revenue increased in all our key verticals in 2015 as compared to 2014, specifically within the Software and Hi-Tech and Travel and Consumer verticals, which grew $35.0 million and $57.5 million respectively.

•
Income from operations grew 23.0% during the year ended December 31, 2015, over 2014, while income from operations as a percentage of revenues decreased by 0.2%. The slight decrease was due to a combination of factors, including an increase of $21.2 million in stock-based compensation expense driven by increases in headcount and acquisitions.

•
Net income increased by 21.3% during 2015 compared with 2014. Expressed as a percentage of revenues, net income remained consistent despite the adverse effect of a higher effective tax rate and significant foreign exchange rate changes in 2015 as compared to 2014.

•
Our organic growth was complemented by two strategic acquisitions completed during 2015, which expanded our highly skilled employee base, geographic footprint and service capabilities. Through acquisitions, we added capabilities in digital design as well as a delivery center in India.

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
Ukraine has been experiencing political and economic turmoil with no improvement as of the date of this report, severely impacting the Ukrainian economy. The Ukrainian currency has been weakened and the negative outlook in the Ukrainian economy continues. We have not seen a significant impact from the inflation in Ukraine. Additionally, we do not have clients located in Ukraine.
Inflation in Russia increased late in 2014 due to weakening of the Russian ruble and decreasing oil prices. During 2015, inflation in Russia remained steady with some decline observed in recent months. Our operations in Russia have not been affected directly by local inflation; however, we have noted some decline in demand for our services by our clients in Russia.
Belarus has been experiencing hyperinflation over the last several years. The measures currently used by the Belarusian government to control this recent inflation include monetary policy and pricing instruments, including increasing interest rates and the use of anti-monopoly laws to prevent the increase in pricing of goods, as well as privatization and using foreign borrowings to replenish the budget and stabilize the local currency. Inflation, government actions to combat inflation and public speculation about possible additional actions have also contributed to economic uncertainty in Belarus. Belarus may experience high levels of inflation in the future. We have not seen a significant impact from the inflation in Belarus as our largest expense there, wages, is denominated in U.S. dollars in order to provide stability in our business and for our employees. Additionally, we do not have significant clients located in Belarus and for the year ended December 31, 2015, we had approximately $1.5, or 0.2%, of our revenues denominated in Belarusian rubles. The functional currency for financial reporting purposes in Belarus is US dollars.
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

	Year Ended December 31,
	2015		2014		2013
	(in thousands, except percentages)
Revenues	$914,128	100.0%	$730,027	100.0%	$555,117	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	566,913	62.0	456,530	62.5	347,650	62.6
Selling, general and administrative expenses(2)	222,759	24.4	163,666	22.4	116,497	21.0
Depreciation and amortization expense	17,395	1.9	17,483	2.4	15,120	2.7
Goodwill impairment loss	—	—	2,241	0.3	—	—
Other operating expenses, net	1,094	0.1	3,924	0.6	(643)	(0.1)
Income from operations	105,967	11.6	86,183	11.8	76,493	13.8
Interest and other income, net	4,731	0.5	4,769	0.7	3,077	0.5
Change in fair value of contingent consideration	—	—	(1,924)	(0.3)	—	—
Foreign exchange loss	(4,628)	(0.5)	(2,075)	(0.3)	(2,800)	(0.5)
Income before provision for income taxes	106,070	11.6	86,953	11.9	76,770	13.8
Provision for income taxes	21,614	2.4	17,312	2.4	14,776	2.6
Net income	$84,456	9.2%	$69,641	9.5%	$61,994	11.2%

(1)	Included $13,695, $8,648 and $4,823 of stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively;

(2)	Included $32,138, $15,972 and $8,327 of stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively.
Revenues
Our revenues are derived primarily from providing software development services to our clients. We discuss below the breakdown of our revenue by service offering, vertical, client location, contract type and client concentration. Revenues include revenue from services as well as reimbursable expenses and other revenues, which primarily consist of travel and entertainment costs that are chargeable to clients.
Revenues by Service Offering
Software development includes software product development, custom application development services and enterprise application platforms services, and represents our core competency and a substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
Software development	$644,732	70.6%	$504,590	69.1%	$374,426	67.4%
Application testing services	174,259	19.1	140,363	19.2	109,222	19.7
Application maintenance and support	70,551	7.7	58,840	8.1	45,971	8.3
Infrastructure services	11,311	1.2	14,198	1.9	14,433	2.6
Licensing	3,764	0.4	3,626	0.5	3,439	0.6
Reimbursable expenses and other revenues	9,511	1.0	8,410	1.2	7,626	1.4
Revenues	$914,128	100.0%	$730,027	100.0%	$555,117	100.0%

Revenues by Vertical
We analyze our revenue by separating our clients into five main industry sectors or verticals as detailed in the following table. Also, we serve clients in other industries such as oil and gas, telecommunications, retail, insurance and several others, which are currently reported in aggregate under Emerging Verticals. The following table sets forth revenues by vertical by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
Financial Services	$248,526	27.2%	$215,425	29.5%	$156,340	28.2%
Travel and Consumer	215,303	23.6	157,756	21.6	117,248	21.1
Software & Hi-Tech	192,989	21.1	157,944	21.6	134,970	24.3
Media & Entertainment	120,616	13.2	91,726	12.6	75,677	13.6
Life Sciences and Healthcare	73,327	8.0	42,428	5.8	14,079	2.5
Emerging Verticals	53,856	5.9	56,338	7.7	49,177	8.9
Reimbursable expenses and other revenues	9,511	1.0	8,410	1.2	7,626	1.4
Revenues	$914,128	100.0%	$730,027	100.0%	$555,117	100.0%
Revenues by Client Location
Our revenues are sourced from four geographic markets: North America, Europe, CIS and APAC, which we established as a new geographic market in 2014 as a result of an acquisition. We present and discuss our revenues by client location based on the location of the specific client site that we serve, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. Revenue by client location is different from the revenue by reportable segment in our consolidated financial statements included elsewhere in this annual report. Segments are not based on the geographic location of the clients but are rather based on the geography of the management responsible for a particular client regardless of the client’s physical location. The following table sets forth revenues by client location by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
North America	$485,075	53.1%	$367,498	50.4%	$281,738	50.8%
Europe	352,489	38.6	284,853	39.0	200,137	36.1
United Kingdom	164,301	18.0	141,366	19.4	108,892	19.6
Switzerland	111,353	12.2	87,111	11.9	51,941	9.4
Other	76,835	8.4	56,376	7.7	39,304	7.1
CIS	43,043	4.7	55,807	7.6	65,616	11.7
Russia	36,506	4.0	48,945	6.7	53,328	9.6
Other	6,537	0.7	6,862	0.9	12,288	2.1
APAC	24,010	2.6	13,459	1.8	—	—
Reimbursable expenses and other revenues	9,511	1.0	8,410	1.2	7,626	1.4
Revenues	$914,128	100.0%	$730,027	100.0%	$555,117	100.0%
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

The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
Time-and-material	$784,153	85.8%	$618,725	84.7%	$456,938	82.3%
Fixed-price	116,700	12.8	99,266	13.6	87,114	15.7
Licensing	3,764	0.4	3,626	0.5	3,439	0.6
Reimbursable expenses and other revenues	9,511	1.0	8,410	1.2	7,626	1.4
Revenues	$914,128	100.0%	$730,027	100.0%	$555,117	100.0%
Revenues by Client Concentration
We have grown our revenues from our clients by continually expanding the scope and size of our engagements, and we have grown our key client base through internal business development efforts and several strategic acquisitions.
Our focus on delivering quality to our clients is reflected by an average of 95.1% and 84.3% of our revenues in 2015 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts including growth in our top five and top ten clients. The following table sets forth revenues contributed by our top one, top five and top ten clients by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
Top client	$129,818	14.2%	$97,639	13.4%	$53,136	9.6%
Top five clients	298,063	32.6	239,396	32.8	169,987	30.6
Top ten clients	400,250	43.8	320,126	43.9	234,955	42.3
Operating Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, employee benefits, stock compensation expense, travel costs and subcontractor fees for IT professionals and subcontractors that are assigned to client projects. Salaries and other compensation expenses of our IT professionals are reported as cost of revenue regardless of whether the employees are actually performing client services during a given period.
We manage the utilization levels of our professionals through hiring and training high-performing IT professionals and efficient staffing of projects. Our staff utilization also depends on the general economy and its effect on our clients and their business decisions regarding the use of our services. Some of our IT professionals are specifically hired and trained to work for specific clients or on specific projects, and some of our offshore development centers are dedicated to specific clients or projects.
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

Provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2015, 2014 and 2013, we had $113.8 million, $94.2 million, $69.8 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. The statutory tax rate in our foreign jurisdictions is lower than the statutory U.S. tax rate. Additionally, we have secured special tax benefits in Belarus as described below. As a result, our provision for income taxes is low in comparison to income before taxes because of the benefit received from increased income earned in low tax jurisdictions. The foreign tax rate differential represents this significant reduction. Changes in the geographic mix or estimated level of annual pre-tax income can also affect our overall effective income tax rate.
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
2015 Compared to 2014
During 2015, our revenues grew 25.2% over 2014, from $730.0 million to a record $914.1 million. The increase was attributable to a combination of factors, including deeper penetration to existing customers and attainment of new customers, both organically and through acquisitions. In 2015, revenue from new customers was $45.7 million, primarily resulting from our acquisitions in 2015, and does not include new clients that are affiliates of existing customers whom we consider an expansion of existing business. In addition, total revenues in 2015 and 2014 included $9.5 million and $8.4 million of reimbursable expenses and other revenues, respectively, which increased by 13.1% in 2015 as compared to 2014, but remained relatively flat as a percentage of revenues.
During the year ended December 31, 2015, revenues in our largest geography, North America, grew $117.6 million, or 32.0%, as compared with the year ended December 31, 2014. Expressed as a percentage of consolidated revenues, the North America geography accounted for 53.1% in 2015, which represented an increase of 2.7% over 2014. The increase was primarily a result of growth in business from several of our top clients as well as new revenue from the acquisition of NavigationArts.
Revenues from all major verticals in North America grew during the year ended December 31, 2015 as compared with the year ended December 31, 2014. The largest contributor to revenue growth in North America, was Travel and Consumer vertical, which increased $32.9 million, or 48.6%, as compared with the year ended December 31, 2014. The increase in this vertical was primarily driven by the rapid expansion of our strategic relationship with a large retail chain, a relationship we acquired in 2012.
Our Life Sciences and Healthcare vertical in North America continued its impressive growth since we acquired new clients in the healthcare, insurance and life sciences industries in one of our 2014 acquisitions and created synergies with existing customers in those markets. During the year ended December 31, 2015 combined revenue growth from customers in this vertical accounted for $29.0 million, representing the largest percentage growth of all North America's verticals at 75.9% growth over prior year.
During the year ended December 31, 2015, revenues from the Media and Entertainment vertical in North America increased by $25.3 million, or 36.2%, as compared with the year ended December 31, 2014. The growth in this vertical in 2015 was attributable to resumed growth in revenues from certain long-time major customers who had decreased demand for our services in prior years.
North America’s largest vertical, Software and Hi-Tech, experienced growth of $24.5 million or 17.2% during the year ended December 31, 2015 as compared with the year ended December 31, 2014.

During the year ended December 31, 2015, our Financial Services vertical remained our dominant vertical in the European geography. In 2015 revenues from the Financial Services vertical increased by $28.3 million, or 19.0%, respectively, over the corresponding period of 2014. Continued solid performance of the Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing top customers located in Europe. We experienced increased business from our top customer located in Switzerland, who was responsible for majority of the revenue growth in the Financial Services vertical during 2015 as compared with the year ended December 31, 2014. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer vertical. During the year ended December 31, 2015 revenues from this vertical increased by $24.0 million as compared with the year ended December 31, 2014 and accounted for 35.5% of total growth in this geography during period indicated. Europe’s Software and Hi-Tech vertical experienced a significant increase of 66.5% in 2015 compared to 2014, in part due to business from a new significant customer in Germany engaged in 2015.
Revenues in the CIS geography showed a decrease of $12.8 million or 22.9% on a year-to-date bases compared to 2014. The decrease in revenues was primarily attributable to a decline in the Financial Services vertical, which is significantly impacted by the microeconomic situation in the region. Additionally, significant foreign currency fluctuations in Russia and CIS countries had a material negative impact on the revenues from those locations.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the years ended December 31, 2015 and 2014, cost of revenues (exclusive of depreciation and amortization) was $566.9 million and $456.5 million, respectively, representing an increase of 24.2% for the year ended December 31, 2015 over the corresponding period of 2014, mainly due to an increase in headcount of revenue producing personnel. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization), decreased 0.5% over the corresponding period of 2014, to 62.0% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in 2015 was primarily driven by an increase $107.1 million in compensation costs for revenue producing personnel, including an increase in stock-based compensation expense of $5.0 million. The increases in all of these costs were the result of organic increase in headcount as well as personnel additions from acquisitions.
Selling, General and Administrative Expenses
We continued to invest in key areas including sales, infrastructure, industry expertise, and other functions supporting global operations and our growth. During the year ended December 31, 2015, selling, general and administrative expenses totaled $222.8 million, representing an increase of 36.1% from $163.7 million during 2014. As a percentage of revenue, selling, general and administrative expenses represent 24.4% of consolidated revenues, an increase of 2.0% over last year. The increase in selling, general and administrative expenses in 2015 was primarily driven by a $48.5 million increase in personnel-related costs, which includes salaries and stock-based compensation expenses. Of these personnel-related costs, stock-based compensation expenses increased $16.2 million during the year ended December 31, 2015. Our selling, general and administrative expenses have increased primarily as a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our growth.
In addition, we have issued stock to the sellers and/or personnel in connection with our business acquisitions and have been recognizing stock-based compensation expense in the periods after the closing of these acquisitions as part of the selling, general and administrative expenses. Such stock based compensation expenses related to acquisitions comprised 58.2% of total selling, general and administrative stock-based compensation expense for the year ended December 31, 2015 compared to the same period in 2014.
Depreciation and Amortization Expense
Depreciation and amortization expense was $17.4 million in 2015, representing a decrease of $0.1 million over 2014. Expressed as a percentage of revenues, depreciation and amortization expense totaled 1.9% and decreased 0.5% compared with 2014. Expense includes amortization of acquired intangible assets, all of which have finite useful lives.
Other Operating Expenses, Net
During the year ended December 31, 2015, other operating expenses decreased $2.8 million since 2014 to $1.1 million.

Interest and Other Income, Net
Net interest and other income was $4.7 million in 2015, representing a slight decrease of 0.8% from $4.8 million received in 2014. The income consists primarily of interest received on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans.
Provision for Income Taxes
The Company’s provision for income taxes was $21.6 million in 2015 and $17.3 million in 2014. The effective tax rate increased to 20.4% in 2015 from 19.9% in 2014 primarily due to changes in the geographic mix of our current year earnings and discrete tax benefits recorded in 2014 as well as due to elimination of certain income tax holiday benefits in Hungary in 2015.
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
Revenues from all verticals in North America grew during the year ended December 31, 2014 as compared with the year ended December 31, 2013. The largest growth was in North America’s Other vertical due to acquiring new clients in the healthcare, insurance and life sciences industries through a 2014 acquisition as well as creating synergies with existing customers in those markets. During the year ended December 31, 2014 combined revenue growth from customers in the Other vertical accounted for $33.8 million, representing a 94.3%, growth over prior year.
Our Travel and Consumer vertical in North America geography increased by $15.0 million, or 28.4%, as compared with the year ended December 31, 2013. The increase in this vertical was primarily driven by the rapid expansion of our strategic relationship with a large retail chain, a relationship we acquired in 2012. During the year ended December 31, 2014, revenues from the Business Information and Media vertical in North America increased by $12.5 million, or 21.8%, as compared with the year ended December 31, 2013. The growth in this vertical in 2014 was attributable to resumed growth in revenues from certain long-time major customers who had decreased demand for our services in 2013. North America’s largest vertical, ISVs and Technology, experienced growth of $19.8 million or 16.2% during the year ended December 31, 2014 as compared with the year ended December 31, 2013.
During the year ended December 31, 2014, our Banking and Financial Services vertical remained our dominant vertical in Europe geography. In 2014 revenues from the Banking and Financial Services vertical increased by $42.5 million, or 39.9%, respectively, over the corresponding periods of 2013. Continued solid performance of the Banking and Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing top customers located in Europe. We experienced increased business from our top customer located in Switzerland, nearly doubling the revenue during 2014 as compared with the year ended December 31, 2013. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer and Business Information and Media verticals. During the year ended December 31, 2014 combined revenues from these verticals increased by $30.9 million, respectively, year ended December 31, 2014 and accounted for 36.4% of total growth in this geography during periods indicated. Europe’s Other vertical grew 65.0% or $8.0 million in 2014, mainly due to addition of new clients through our 2014 acquisitions.

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
Other Operating Expenses, Net
During the year ended December 31, 2014, we recorded a $2.6 million write-down in prepaid assets and a $1.1 million write-down of capitalized costs related to the construction of our corporate facilities in Belarus. Please see Note 16 in the notes to our consolidated financial statements in the 2014 Annual Report on Form 10-K for further information.
Interest and Other Income, Net
Net interest and other income was $4.8 million in 2014, representing an increase of 55.0% from $3.1 million received in 2013. The increase was primarily driven by interest received on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans.

Provision for Income Taxes
The Company’s effective tax rate was 19.9% and 19.2% in 2014 and 2013, respectively. The primary factors that caused this increase in the rate for the above-mentioned periods are: (a) the four acquisitions completed during 2014, which added other tax jurisdictions into the Company’s worldwide effective tax rate analysis; (b) a larger portion of the Company’s pre-tax profits attributable to tax jurisdictions with relatively higher effective tax rates (as compared to effective tax rates within the CIS region) were seen in 2014 and (c) a relative shift in offshore services that were performed in Belarus to other countries in the CIS region (specifically Ukraine and, to a lesser extent, Russia). Both of those locations have higher income tax rates than Belarus, where the Company is currently entitled to a 100% exemption from Belarusian income tax.
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
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the fiscal years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total segment revenues:
North America	$471,603	$374,509	$284,636
Europe	400,460	299,279	204,150
Russia	37,992	50,663	55,764
Other	4,911	5,552	10,493
Total segment revenues	$914,966	$730,003	$555,043
Segment operating profit:
North America	$112,312	$90,616	$66,814
Europe	68,717	50,189	34,573
Russia	5,198	7,034	7,077
Other	(94)	(3,220)	844
Total segment operating profit	$186,133	$144,619	$109,308

2015 Compared to 2014
North America Segment
During the years ended December 31, 2015 and 2014 revenues from our North America segment were 51.5% and 51.3% of total revenues representing an increase of $97.1 million, or 25.9%, over the corresponding period in 2014. The North America segment’s operating profits increased by $21.7 million, or 23.9%, as compared to the same period of 2014, to $112.3 million net operating profit. North America remains our most profitable segment with operating profit composing 23.8% of revenues.
The increase in revenues during the year ended December 31, 2015, was primarily driven by continued expansion of existing top customer relationships, as well as our recent acquisitions. Operating results of the North America operating segment benefited from our 2014 acquisitions in the Life Sciences and Healthcare industry as well as acquisitions of NavigationArts and AGS during 2015.
Europe Segment
During the years ended December 31, 2015 and 2014, revenues from our Europe segment were 43.8% and 41.0% of total segment revenues, respectively, representing an increase of $101.2 million, or 33.8%, in 2015 over the 2014 results. During 2015, the Europe segment’s operating profits increased by $18.5 million, or 36.9%, as compared to the corresponding period of 2014, to $68.7 million net profit from the segment’s operations.
Europe continues to be a growing segment in our portfolio as our business model continues to gain considerable traction with European-based clients primarily in the Financial Services and Travel and Consumer verticals. Furthermore, our Europe segment benefited from the continued growth of Jointech, a company we acquired in 2014, with locations in South-East Asia. This extended reach into a new geography created additional options for our existing customers within the Financial Services vertical, particularly in the areas of investment banking and wealth and asset management. We expect that our new and existing customers will use our services in that fast-growing region resulting in possible revenue and operating profit increases to the Europe segment.
Russia and Other Segments
During the years ended December 31, 2015, revenues from the Russia and the Other operating segments decreased by $12.7 million and $0.6 million, respectively, over corresponding period of 2014. Operating profits of the Russia segment decreased $1.8 million and the operating losses of the Other segment decreased $3.1 million when compared with the operating profits/ (losses) of these segments in the corresponding period of 2014.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments causing instability between revenues and associated profits. Additionally, strong foreign currency fluctuations in 2014 further destabilized the economic situation in the regions that are included in these segments and negatively impacted our business in Russia and CIS countries during 2015. Since 2014, the United States and the European Union have imposed sanctions targeting Russian government and government-controlled interests and certain government officials. While this has not directly impacted our business in Russia, the sanctions aggravated the overall Russian economy and negatively influenced the business of our major clients in the region, decreasing demand for our services.
2014 Compared to 2013
North America Segment
During the years ended December 31, 2014 and 2013, revenues from our North America segment were 51.3% and 51.3% of total revenues representing an increase of $89.9 million, or 31.6%, over the corresponding period in 2013. The North America segment’s operating profits increased by $23.8 million, or 35.6%, as compared to the same period of 2013, to $90.6 million net operating profit.
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

All other verticals in the North America segment experienced revenue growth and increases in operating profit in 2014 as compared to 2013, mainly due to increased business from our long-term clients with some contribution from the clients acquired in connection with acquisitions. The largest vertical, the ISVs and Technology, grew revenues by $22.1 million, or 18.6%, in 2014 as compared to the corresponding period of 2013. Revenues from our Travel and Consumer vertical in 2014 increased by $14.6 million, or 26.7%, as compared to the corresponding period in 2013. Banking and Financial Services had an increase in revenue of $5.9 million or 45.4%, and operating profit increased by 104.9% in this vertical in 2014 compared with the year ended December 31, 2013. Business Information and Media grew in revenue $12.5 million or 20% for the year ended December 31, 2014 as compared to the same period in 2013.
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

Liquidity and Capital Resources
Capital Resources
At December 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $199.4 million, a one-year time deposit maturing in March 2016 in the amount of $30.0 million and $65.0 million of available borrowings under our revolving line of credit. As of that date, $181.9 million of our total cash and cash equivalents was held outside the United States. Of this amount, $79.3 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 4.8% during 2015.
In 2014 we repatriated $75.8 million U.S. dollars from Belarus into our Cyprus entity’s bank in the United Kingdom. In March 2015, $30.0 million of this amount has been placed into a one-year interest bearing time deposit within the same bank. As of December 31, 2015, the remaining unrestricted balance of $28.7 million U.S. dollars is kept in a savings account in our Cyprus entity’s bank in the United Kingdom.
Our subsidiaries in the CIS or APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, as a result of various factors such as any global or regional instability or changes in tax laws in place for a specific time period, we may later decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $212.1 million would be subject to foreign withholding taxes, of which $184.0 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
On September 12, 2014, we established a revolving credit facility with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank. This credit facility consists of a $100.0 million revolving line of credit, with a maturity date of September 12, 2019. There is potential to increase the credit facility up to $200.0 million if certain conditions are met. Borrowings under the 2014 Credit Facility may be denominated in United States dollars or, up to a maximum of $50.0 million in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). At December 31, 2015, we had outstanding debt of $35.0 million with the balance of the credit limit of $65.0 million remaining available for use.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$76,393	$104,874	$58,225
Net cash used in investing activities	(125,494)	(52,929)	(21,820)
Net cash provided by financing activities	33,764	10,347	15,501
Effect of exchange rate changes on cash and cash equivalents	(5,748)	(10,965)	(811)
Net increase/(decrease) in cash and cash equivalents	$(21,085)	$51,327	$51,095
Cash and cash equivalents, beginning of period	220,534	169,207	118,112
Cash and cash equivalents, end of period	$199,449	$220,534	$169,207

Operating Activities
Net cash provided by operations during the year ended December 31, 2015 decreased $28.5 million to $76.4 million, as compared to $104.9 million net cash provided by operations in 2014. During 2015, operating cash flows were impacted by increases in billed and unbilled accounts receivable and greater accrued expenses, which were mostly impacted by increases in bonus compensation. During 2015 we have recorded more accounts receivable and unbilled revenue as compared to the same period in 2014. The increases in billed and unbilled receivables are consistent with our growth in revenue and the majority of unbilled receivables are current with nearly 60% recorded in December 2015 and over 90% recorded during the fourth quarter of 2015.
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
Investing Activities
Net cash used in investing activities during the year ended December 31, 2015 was $125.5 million and consisted primarily of a $30.0 million interest bearing time deposit set up by our Cyprus entity in the United Kingdom in March 2015 and $76.9 million net cash used in the business combinations with NavigationArts and AGS. The cash spent on acquisitions of businesses in 2015 increased $39.8 million compared to 2014.
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
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2015 was $33.8 million, a decrease of $23.4 million from the same period in 2014 primarily due to payment of deferred consideration in the amount of $30 million as well as a decrease in excess tax benefit on stock-based compensation plans, partly offset by higher proceeds from stock option exercises.
Net cash provided by financing activities during the year ended December 31, 2014 was $10.3 million, a decrease of $5.2 million from the same period in 2013 primarily due to payment of deferred consideration in the amount of $4 million as well as a decrease in excess tax benefit on stock-based compensation plans, partly offset by higher proceeds from stock option exercises.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our fixed and determinable contractual obligations as of December 31, 2015.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$49,616	$17,606	$23,400	$5,946	$2,664
Long-term debt obligation	$65,000	$—	$—	$65,000	$—
	$114,616	$17,606	$23,400	$70,946	$2,664
During the year ended December 31, 2015, the Company completed construction of the office building within the High Technologies Park in Minsk, Belarus, and, therefore, no future capital requirements exist related to this construction. See Note 15 in the notes to our consolidated financial statements in this Annual Report on Form 10-K for further information.
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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 15 in the notes to our consolidated financial statements in this Annual Report on Form 10-K. We have not entered into any transactions with unconsolidated entities where we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require us to make judgments, estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the end of each reporting period and (iii) the reported amounts of revenues and expenses during each reporting period. We evaluate these estimates and assumptions based on historical experience, knowledge and assessment of current business and other conditions, and expectations regarding the future based on available information and reasonable assumptions, which together form a basis for making judgments about matters not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. When reviewing our audited consolidated financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgment and other uncertainties affecting the application of such policies and (iii) the sensitivity of reported results to changes in conditions and assumptions. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements as their application places significant demands on the judgment of our management.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies are the most sensitive and require more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our audited consolidated financial statements and other disclosures included in this annual report.
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
The majority of our revenues (85.8% of revenues in 2015, 84.7% in 2014 and 82.3% in 2013) are generated under time-and-material contracts whereby revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues when incurred. The majority of such revenues are billed on an hourly, daily or monthly basis whereby actual time is charged directly to the client.
Revenues from fixed-price contracts (12.8% of revenues in 2015, 13.6% in 2014 and 15.7% in 2013) are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenue is deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. In order to estimate the amount of revenue for the period under the proportional performance method, we determine the percentage of actual labor hours incurred as compared to estimated total labor hours and apply that percentage to the consideration allocated to the deliverable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect such estimates, including labor hours and specification and testing requirement changes. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. No significant revisions occurred in each of the three years ended December 31, 2015, 2014 and 2013. Our fixed price contracts are generally recognized over a period of 12 months or less.
We report gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income and comprehensive income as these expenses are billable to our clients.

Business Combinations — We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired and the related goodwill and other intangible assets in accordance with the FASB ASC Topic 805, “Business Combinations.” We identify and attribute fair values and estimated lives to the intangible assets acquired and allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain.
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
The acquired assets typically consist of customer relationships, trade names, non-competition agreements, and workforce and as a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with FASB ASC 350, “Intangibles - Goodwill and Other.” We do not have any intangible assets with indefinite useful lives.
We assess goodwill for impairment annually, and more frequently in certain circumstances. Events or circumstances that might require impairment testing of goodwill and other intangible assets include the loss of a significant client, the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, significant decline in stock price or a significant adverse change in business climate or regulations. We initially perform a qualitative assessment of goodwill to test for impairment indicators. After applying the qualitative assessment, if we conclude that it is not more likely than not that the fair value of goodwill is less than the carrying amount; the two-step goodwill impairment test is not required.
If we determine that it is more likely than not that the carrying amount exceeds the fair value, we perform a quantitative impairment test. If an indicator of impairment is identified, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount, and the impairment loss is measured by the excess of the carrying value over the fair value. The fair values are estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings multiples based on market data. These valuations are considered Level 3 measurements under FASB ASC Topic 820. We utilize estimates to determine the fair value of the reporting units such as future cash flows, growth rates, capital requirements, effective tax rates and projected margins, among other factors. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. We are also required to assess the goodwill of its reporting units for impairment between annual assessment dates as events or circumstances dictate. Based on our assessment, these operating segments are not at risk for impairment.
Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis. When facts and circumstances indicate potential impairment of amortizable intangible assets, we evaluate the recoverability of the asset’s carrying value, using estimates of future cash flows that utilize a discount rate determined by the management to be commensurate with the risk inherent in our business model over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on our historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value. All of our intangible assets have finite lives.
Effective in the fourth quarter of 2013, we changed the annual goodwill impairment assessment date for all of our reporting units from December 31st to October 31st, which represented a voluntary change in the annual goodwill impairment testing date.

Income Taxes — The provision for income taxes includes federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the consolidated financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of changes. We evaluate the realizability of deferred tax assets and recognize a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
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
Recent Accounting Pronouncements
See Note 1 in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.
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
At December 31, 2015, outstanding loans issued to employees were $6.3 million, or 0.8%, of our total assets. These loans potentially expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on the personal income of borrowers obtained through their employment with EPAM and may be adversely affected by macroeconomic changes, such as currency devaluation and inflation. Given a large demand for the program among our employees and its advantages as compared to alternative methods of financing available on the market, we expect the borrowers to fulfill their obligations, and we estimate the probability of voluntary termination of employment among the borrowers as de minimis. Additionally, housing loans are capped at $50 thousand per loan and secured by real estate financed through the program. We establish a maximum loan-to-value ratio of 70% and expect a decrease in the ratio over the life of a housing loan due to on-going payments by employees.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in the CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of December 31, 2015, $103.7 million of total cash was held in CIS countries, with $79.5 million of that in Belarus, and $10.5 million in Russia. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of December 31, 2015, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 12.4% and 19.8% of our total billed and unbilled trade receivables, respectively.
During the year ended December 31, 2015, our top five customers accounted for 32.6% of our total revenues, and our top ten customers accounted for 43.8% of our total revenues, respectively. During the year ended December 31, 2014, our top five customers accounted for 32.8% of our total revenues, and our top ten customers accounted for 43.9% of our total revenues, respectively.
During the years ended December 31, 2015 and 2014, the Company had one customer, UBS AG, with associated revenues of $129.8 million and $97.6 million, respectively, which accounted for more than 10% of total revenues in the periods indicated.
Historically, credit losses and write-offs of trade accounts receivable balances have not been material to our consolidated financial statements.
Interest Rate Risk
Our exposure to market risk is mainly influenced by the changes in interest rates received on our cash and cash equivalent deposits and paid on any outstanding balance on our revolving line of credit, which is subject to a variety of rates depending on the type and timing of funds borrowed.
As of December 31, 2015, we have borrowed under the line of credit and have outstanding debt of $35.0 million. The interest rate for this debt is based on LIBOR, which is set to change quarterly, according to the 2014 Credit Facility agreement. We do not believe we are exposed to material direct risks associated with changes in interest rates related to this borrowing.
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
Foreign Exchange Risk
Our consolidated financial statements are reported in U.S. dollars; however, our business is conducted in various currencies. Outside of the United States, we operate primarily through wholly-owned subsidiaries in Canada, Europe, Asia, and the CIS and CEE regions and generate a significant portion of our revenues in currencies other than the U.S. dollar, principally, euros, British pounds sterling, Canadian dollars, Swiss francs and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros, Russian rubles, Polish zlotys, Mexican pesos, Hong Kong dollars and China yuan renminbi (“CNY”) associated with our delivery centers located in the CEE, Europe, Mexico and APAC regions.
Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash outflows for expenditures in foreign currencies. Our results of operations can be affected if any of the currencies, which we use materially in our business, appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses. Our exposure to currency exchange rate changes is naturally diversified due to the variety of countries and currencies in which we conduct business.
Based on our results of operations for the year ended December 31, 2015, if currencies were not impacted by foreign exchange fluctuations and results were evaluated on the constant currency basis using rates from the year 2014 our consolidated revenue would have been higher by 5.7%. Revenue has been negatively impacted by all currencies when compared on the constant currency basis to the year 2014 with main differences coming from the decline in the Russian ruble, euro, British pound sterling and Canadian dollar. If compared on the same constant currency basis, our net income would have been lower by 1.5% as the impact from the currency declines also had some favorable impact on the expenses at our offshore delivery centers. Net income for the year 2015 compared on the constant currency basis to the year 2014 was impacted positively by the Russian ruble, Hungarian forint and Polish zloty and was offset mostly by the negative impact from the euro, British pounds sterling and Canadian dollar. Overall, the most significant impact on the 2015 results was from the euro, the Russian ruble and Canadian dollar fluctuations.

To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $4.6 million and $2.2 million during the years ended December 31, 2015, and 2014, respectively. The increase in net foreign exchange loss for the year ended December 31, 2015 as compared to 2014 was primarily attributable to changes in exchange rates of Russian ruble, euro, British pound sterling and Canadian dollar against U.S. dollar in the periods indicated, including realized losses from foreign currency conversions. These losses are included in our consolidated statements of income and comprehensive income.
Additionally, foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of December 31, 2015, approximately 23.6% of our total net assets were subject to foreign currency translation exposure, as compared to 21.9% as of December 31, 2014. During the years ended December 31, 2015 and 2014, net income generated by foreign subsidiaries for which the functional currency was not U.S. dollars was 37.0% and 35.1%, respectively. During the years ended December 31, 2015 and 2014, we recorded $13.1 million and $20.3 million of translation losses, respectively, within our consolidated statements of income and comprehensive income.
Item 8. Financial Statements and Supplementary Data
The information required is included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part IV. Item 15 of this Annual Report on Form 10-K.

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information required by this Item from the information set forth under the captions “Board of Directors”, “Corporate Governance”, “Our Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ( our “2016 Proxy Statement”).
Item 11. Executive Compensation
We incorporate by reference the information required by this Item from the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information required by this Item from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement.
Equity Compensation Plan Information
The following table sets forth information about awards outstanding as of December 31, 2015 and securities remaining available for issuance under our 2015 Long-Term Incentive Plan (the “2015 Plan”), our 2012 Long-Term Incentive Plan (the “2012 Plan”), the Amended and Restated 2006 Stock Option Plan (the “2006 Plan”) and the 2012 Non-Employee Directors Compensation Plan (the “2012 Directors Plan”) as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders: (1)					7,211,440	(4)
Stock options	7,450,914	(2)	$34.07	(3)
Restricted stock unit awards	163,272		$—	(5)	—	(5)
Equity compensation plans not approved by security holders	—		$—		—
Total	7,614,186		$34.07		7,211,440

(1)	This table includes the following stockholder approved plans: the 2015 Plan, 2012 Plan, the 2006 Plan and the 2012 Directors Plan.
(2)
Represents the number of underlying shares of common stock associated with outstanding options under our stockholder approved plans and is comprised of 134,025 shares underlying options granted under our 2015 Plan; 6,277,028 shares underlying options granted under our 2012 Plan; and 1,039,861 shares underlying options granted under our 2006 Plan.

(3)	Represents the weighted-average exercise price of stock options outstanding under the 2015 Plan, the 2012 Plan and the 2006 Plan.
(4)
Represents the number of shares available for future issuances under our stockholder approved equity compensation plans and is comprised of 7,450,914 shares available for future issuance under the 2015 Plan and 554,070 shares available for future issuances under the 2012 Directors Plan.

(5)	Not applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information required by this Item from the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2016 Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate by reference the information required by this Item from the information set forth under the caption “Independent Registered Public Accounting Firm” in our 2016 Proxy Statement.

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
10.6†
Form of Chief Executive Officer Restricted Stock Unit Award Agreement (under the EPAM Systems, Inc. 2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-35418, filed May 7, 2014 (the “Q1 2014 Form 10-Q”)

10.7†	Form of Senior Management Restricted Stock Unit Award Agreement (under the EPAM Systems, Inc. 2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Q1 2014 Form 10-Q)
10.8†
Form of Chief Executive Officer Non-Qualified Stock Option Award Agreement (under the EPAM Systems, Inc. 2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Q1 2014 Form 10-Q)

10.9†
Form of Chief Executive Officer Restricted Stock Unit Award Agreement (under the EPAM Systems, Inc. 2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-35418, filed May 7, 2015 (the “Q1 2015 Form 10-Q”)

10.10†	Form of Senior Management Restricted Stock Unit Award Agreement (under the EPAM Systems, Inc. 2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Q1 2015 Form 10-Q)
10.11†	EPAM Systems, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, SEC File No. 001-35418, filed June 15, 2015)
10.12†*	Form of Chief Executive Officer Non-Qualified Stock Option Award Agreement (under the EPAM Systems, Inc. 2015 Long-Term Incentive Plan)
10.13†*	Form of Chief Executive Officer Restricted Stock Unit Award Agreement (under the EPAM Systems, Inc. 2015 Long-Term Incentive Plan)
10.14†*	Form of Senior Management Non-Qualified Stock Option Award Agreement (under the EPAM Systems, Inc. 2015 Long-Term Incentive Plan)
10.15†*	Form of Senior Management Restricted Stock Unit Award Agreement (under the EPAM Systems, Inc. 2015 Long-Term Incentive Plan)
10.16†	Amended and Restated EPAM Systems, Inc. Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Q1 2015 Form 10-Q)
10.17†
Form of Non-Employee Director Restricted Stock Award Agreement (under the EPAM Systems, Inc. 2012 Non-Employee Directors Compensation Plan) (incorporated herein by reference to Exhibit 10.16 to Amendment No. 6)

10.18†	Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.4 to the Q1 2015 Form 10-Q)

10.19†	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.18 to Amendment No. 6)
10.20†
Executive Employment Agreement by and between Arkadiy Dobkin and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.19 to Amendment No. 6)

10.21†	Offer Letter by and between Ginger Mosier and EPAM Systems, Inc. dated February 24, 2010 (incorporated herein by reference to Exhibit 10.20 to Amendment No. 6)
10.22†	Employment Contract by and between Balazs Fejes and EPAM Systems (Switzerland) GmbH. dated June 15, 2009 (incorporated herein by reference to Exhibit 10.21 to Amendment No. 6)
10.23†
Consultancy Agreement by and between Landmark Business Development Limited, Balazs Fejes and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.22 to Amendment No. 6)

10.24†
Consultancy Agreement by and between Landmark Business Development Limited, Karl Robb and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.23 to Amendment No. 6)

10.25†	Form of nondisclosure, noncompete and nonsolicitation agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 6)
10.26†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 6)
10.27
Credit Agreement dated as of September 12, 2014 by and among EPAM Systems, Inc. (as borrower), the lenders and guarantors party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2014, SEC File No. 001-35418)

18.1
Letter re Changes in Accounting Principles (incorporated herein by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, SEC File No. 001-35418, filed March 11, 2014).

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

Date: February 22, 2016

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arkadiy Dobkin	Chairman, Chief Executive Officer and President (principal executive officer)	February 22, 2016
Arkadiy Dobkin

/s/ Anthony J. Conte	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 22, 2016
Anthony J. Conte

/s/ Karl Robb	Director	February 22, 2016
Karl Robb

/s/ Peter Kuerpick	Director	February 22, 2016
Peter Kuerpick

/s/ Richard Michael Mayoras	Director	February 22, 2016
Richard Michael Mayoras

/s/ Robert E. Segert	Director	February 22, 2016
Robert E. Segert

/s/ Ronald P. Vargo	Director	February 22, 2016
Ronald P. Vargo

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EPAM Systems, Inc.

We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPAM Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EPAM Systems, Inc.

We have audited the internal control over financial reporting of EPAM Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 22, 2016

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share and per share data)

	As of December 31, 2015	As of December 31, 2014
Assets
Current assets
Cash and cash equivalents	$199,449	$220,534
Time deposits	30,181	—
Accounts receivable, net of allowance of $1,729 and $2,181, respectively	174,617	124,483
Unbilled revenues	95,808	55,851
Prepaid and other current assets	14,344	9,289
Employee loans, net of allowance of $0 and $0, respectively, current	2,689	2,434
Deferred tax assets, current	11,847	2,496
Total current assets	528,935	415,087
Property and equipment, net	60,499	55,134
Restricted cash, long-term	238	156
Employee loans, net of allowance of $0 and $0, respectively, long-term	3,649	4,081
Intangible assets, net	46,860	47,689
Goodwill	115,930	57,417
Deferred tax assets, long-term	18,312	11,094
Other long-term assets	4,113	3,368
Total assets	$778,536	$594,026

Liabilities
Current liabilities
Accounts payable	$2,576	$4,641
Accrued expenses and other liabilities	60,384	32,203
Deferred revenue, current	3,047	3,220
Due to employees	32,067	24,518
Taxes payable	29,472	24,704
Contingent consideration, current (Note 2 and 16)	—	35,524
Deferred tax liabilities, current	365	603
Total current liabilities	127,911	125,413
Long-term debt	35,000	—
Deferred tax liabilities, long-term	2,402	4,563
Total liabilities	165,313	129,976
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 50,177,044 and 48,748,298 shares issued, 50,166,537 and 48,303,811 shares outstanding at December 31, 2015 and December 31, 2014, respectively	49	48
Additional paid-in capital	303,363	229,501
Retained earnings	345,054	260,598
Treasury stock	(93)	(4,043)
Accumulated other comprehensive loss	(35,150)	(22,054)
Total stockholders’ equity	613,223	464,050
Total liabilities and stockholders’ equity	$778,536	$594,026
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(US Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues	$914,128	$730,027	$555,117
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	566,913	456,530	347,650
Selling, general and administrative expenses	222,759	163,666	116,497
Depreciation and amortization expense	17,395	17,483	15,120
Goodwill impairment loss	—	2,241	—
Other operating expenses/(income), net	1,094	3,924	(643)
Income from operations	105,967	86,183	76,493
Interest and other income, net	4,731	4,769	3,077
Change in fair value of contingent consideration	—	(1,924)	—
Foreign exchange loss	(4,628)	(2,075)	(2,800)
Income before provision for income taxes	106,070	86,953	76,770
Provision for income taxes	21,614	17,312	14,776
Net income	$84,456	$69,641	$61,994
Foreign currency translation adjustments	(13,096)	(20,251)	(811)
Comprehensive income	$71,360	$49,390	$61,183

Net income per share:
Basic	$1.73	$1.48	$1.35
Diluted	$1.62	$1.40	$1.28
Shares used in calculation of net income per share:
Basic	48,721	47,189	45,754
Diluted	51,986	49,734	48,358

The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2012	44,442,494	$44	$166,962	$128,992	$(8,697)	$(1,021)	$286,280
Stock-based compensation expense	—	—	13,150	—	—	—	13,150
Stock issued under the 2012 Non-Employee Directors Compensation Plan	14,041	—	—	—	—	—	—
Stock issued in connection with acquisition of Empathy Lab	1,483	—	(13)	—	13	—	—
Proceeds from stock options exercises	2,156,898	2	9,285	—	—	—	9,287
Excess tax benefits	—	—	6,201	—	—	—	6,201
Currency translation adjustment	—	—	—	—	—	(811)	(811)
Net income	—	—	—	61,994	—	—	61,994
Balance, December 31, 2013	46,614,916	$46	$195,585	$190,986	$(8,684)	$(1,832)	$376,101
Stock issued in connection with acquisition of Netsoft (Note 2)	2,289	—	(21)	—	21	—	—
Stock issued in connection with acquisition of Jointech (Note 2)	179,104	—	1,158	—	1,630	—	2,788
Stock issued in connection with acquisition of GGA (Note 2)	262,277	—	(2,386)	—	2,386	—	—
Stock issued in connection with acquisition of Great Fridays (Note 2)	90,864	—	(827)	—	827	—	—
Stock issued under the 2012 Non-Employee Directors Compensation Plan (Note 14)	7,738	—	—	—	—	—	—
Forfeiture of stock issued in connection with acquisition of Empathy Lab	(24,474)	—	223	—	(223)	—	—
Stock-based compensation expense (net of liability awards)	—	—	21,397	—	—	—	21,397
Proceeds from stock options exercises	1,171,097	2	10,596	—	—	—	10,598
Excess tax benefits	—	—	3,776	—	—	—	3,776
Prior periods retained earning adjustment	—	—	—	(29)	—	29	—
Currency translation adjustment	—	—	—	—	—	(20,251)	(20,251)
Net income	—	—	—	69,641	—	—	69,641
Balance, December 31, 2014	48,303,811	$48	$229,501	$260,598	$(4,043)	$(22,054)	$464,050

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	48,303,811	$48	$229,501	$260,598	$(4,043)	$(22,054)	$464,050
Stock issued in connection with acquisition of Netsoft (Note 2)	25,503	—	(232)	—	232	—	—
Forfeiture of stock issued in connection with acquisition of Netsoft	(1,482)	—	13	—	(13)	—	—
Stock issued in connection with acquisition of Jointech (Note 2)	166,114	—	3,488	—	1,512	—	5,000
Stock issued in connection with acquisition of GGA (Note 2)	233,753	—	(2,127)	—	2,127	—	—
Stock issued in connection with acquisition of Great Fridays (Note 2)	10,092	—	(11)	—	92	—	81
Stock issued under the 2012 Non-Employee Directors Compensation Plan (Note 13)	5,295	—		—	—	—	—
Restricted stock unites vested	17,625	—	574	—	—	—	574
Stock-based compensation expense (net of liability awards & RSU)	—	—	43,120	—	—	—	43,120
Proceeds from stock options exercises	1,405,826	1	20,674	—	—	—	20,675
Excess tax benefits	—	—	8,363	—	—	—	8,363
Currency translation adjustment	—	—	—	—	—	(13,096)	(13,096)
Net income	—	—	—	84,456	—	—	84,456
Balance, December 31, 2015	50,166,537	$49	$303,363	$345,054	$(93)	$(35,150)	$613,223
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(US Dollars in thousands)	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$84,456	$69,641	$61,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,395	17,483	15,120
Bad debt expense	1,407	817	335
Deferred taxes	(15,328)	(3,270)	41
Stock-based compensation expense	45,833	24,620	13,150
Impairment charges and acquisition related adjustments	(1,183)	7,907	—
Excess tax benefit on stock-based compensation plans	(8,363)	(3,776)	(6,201)
Other	3,883	735	1,199
Changes in operating assets and liabilities:
(Increase)/ decrease in operating assets:
Accounts receivable	(47,694)	(30,410)	(17,302)
Unbilled revenues	(38,076)	(11,134)	(9,833)
Prepaid expenses and other assets	(574)	565	587
Increase/ (decrease) in operating liabilities:
Accounts payable	(2,781)	(2,603)	(2,900)
Accrued expenses and other liabilities	26,563	11,492	501
Deferred revenues	(869)	(1,514)	(2,325)
Due to employees	2,752	7,453	785
Taxes payable	8,972	16,868	3,074
Net cash provided by operating activities	76,393	104,874	58,225
Cash flows from investing activities:
Purchases of property and equipment	(13,272)	(11,916)	(13,360)
Payment for construction of corporate facilities	(4,692)	(3,924)	(2,560)
Employee housing loans	(2,054)	(1,740)	(7,982)
Proceeds from repayments of employee housing loans	2,249	1,793	2,189
Increase in restricted cash and time deposits, net	(29,944)	1,430	429
Increase in other long-term assets, net	(708)	(1,479)	(516)
Payments for foreign currency derivatives	(165)	—	—
Acquisition of businesses, net of cash acquired (Note 2)	(76,908)	(37,093)	(20)
Net cash used in investing activities	(125,494)	(52,929)	(21,820)
Cash flows from financing activities:
Proceeds related to stock options exercises	20,675	10,571	9,300
Excess tax benefit on stock-based compensation plans	8,363	3,776	6,201
Proceeds from borrowing under line of credit (Note 12)	35,000	—	—
Acquisition of business, deferred consideration (Note 2)	(30,274)	(4,000)	—
Net cash provided by financing activities	33,764	10,347	15,501
Effect of exchange rate changes on cash and cash equivalents	(5,748)	(10,965)	(811)
Net increase/ (decrease) in cash and cash equivalents	(21,085)	51,327	51,095
Cash and cash equivalents, beginning of period	220,534	169,207	118,112
Cash and cash equivalents, end of period	$199,449	$220,534	$169,207
Supplemental disclosures of cash paid:
Income taxes	$25,071	$11,756	$10,207
Bank interest	$124	$7	$26

Noncash operating activities:
For the year 2014, included in the Impairment charges and acquisition related adjustments line reported amount is the goodwill impairment loss of $2,241, contingent consideration fair value adjustment of $1,924, and write off related to the building construction in Minsk, Belarus of $3,742.
Noncash financing activities recorded in connection with acquisitions of businesses:
Deferred consideration payable was $603 in 2015, $1,022 in 2014 and 0 in 2013.
Contingent consideration payable was $0 in 2015, $36,322 in 2014 and 0 in 2013.

The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014
AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(US Dollars in thousands, except share and per share data)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM is a global provider of software product engineering, technology consulting and digital expertise to clients located around the world, primarily in North America, Europe, Asia and the CIS region. The Company has expertise in various industries, including software and hi-tech, financial services, media and entertainment, travel and hospitality, retail and distribution and life sciences and healthcare.
The Company is incorporated in Delaware with headquarters in Newtown, PA. The Company EPAM serves clients worldwide utilizing an award-winning global delivery platform and its locations in over 20 countries across North America, Europe, Asia and Australia.
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
The majority of the Company’s revenues (85.8% of revenues in 2015, 84.7% in 2014 and 82.3% in 2013) is generated under time-and-material contracts where revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues. The majority of such revenues are billed on an hourly, daily or monthly basis as actual time is charged directly to the client.

Revenues from fixed-price contracts (12.8% of revenues in 2015, 13.6% in 2014 and 15.7% in 2013) are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenues are deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. In order to estimate the amount of revenue for the period under the proportional performance method, the Company determines the percentage of actual labor hours incurred as compared to estimated total labor hours and applies that percentage to the consideration allocated to the deliverable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect such estimates, including labor hours and specification and testing requirement changes. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. No significant revisions occurred in each of the three years ended December 31, 2015, 2014 and 2013. The Company’s fixed price contracts are generally recognized over a period of 12 months or less.
Cost of Revenues (Exclusive of Depreciation and Amortization) — Consists principally of salaries and bonuses of the revenue producing personnel, as well as employee benefits, stock compensation expense and non-reimbursable travel costs for these professionals.
Selling, General and Administrative Expenses — Consist mainly of compensation, benefits and travel expenses of the officers, management, sales, marketing and administrative personnel. Other operation expenses include advertising, promotional activities, legal and audit expenses, recruitment and development efforts, insurance, and operating lease expenses. In addition, the Company has issued stock to the sellers and/or personnel in connection with business acquisitions and has been recognizing stock-based compensation expense in the periods after the closing of these acquisitions as part of the selling, general and administrative expenses. Stock option expenses related to acquisitions comprised a significant portion of total selling, general and administrative stock-based compensation expense in 2014 and 2015.
Fair Value of Financial Instruments — The Company makes assumptions about fair values of its financial assets and liabilities in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement,” and utilizes the following fair value hierarchy in determining inputs used for valuation:
Level 1 — Quoted prices for identical assets or liabilities in active markets.
Level 2 — Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves.
Level 3 — Unobservable inputs reflecting management’s view about the assumptions that market participants would use in pricing the asset or liability.
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
Financial Assets and Liabilities Measured At Fair Value on a Recurring Basis
The Company’s contingent liabilities measured at fair value on a recurring basis are comprised of performance-based awards issued to certain former owners of the acquired businesses in exchange for future services. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results. See Note 16 for contingent liabilities activity.

Employee Loans — The Company issues employee housing loans in Belarus and relocation loans to assist employees with relocation needs in connection with intra-company transfers. There are no loans issued to principal officers, directors, and their affiliates. Although permitted by authoritative guidance, we did not elect a fair value option for these financial instruments. These housing loans were measured at fair value upon initial recognition and subsequently carried at amortized cost less allowance for loan losses. Any difference between the carrying value and the fair value of a loan upon initial recognition is charged to expense. The Company intends to hold all employee loans until their maturity. Interest income is reported using the effective interest method. Where applicable, loan origination fees, net of direct origination costs, are deferred and recognized in interest income over the life of the loan.
Employee Housing Loans — The housing loans are measured using the Level 3 inputs within the fair value hierarchy because they are valued using significant unobservable inputs. These housing loans are measured at fair value upon initial recognition through the market approach under ASC Topic 820, “Fair Value Measurement” and subsequently carried at amortized cost less allowance for loan losses. Any difference between the carrying value and the fair value of a loan upon initial recognition is charged to expense.
Employee Loans, Other — The Company issues short-term, non-interest bearing relocation loans to employees that relocated within the company. Due to the short term of these loans and high certainty of repayment, their carrying amount is a reasonable estimate of their fair value.
Business Combinations — The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of net assets acquired and the related goodwill and other intangible assets in accordance with the FASB ASC Topic 805, “Business Combinations.” The Company identifies and attributes fair values and estimated lives to the intangible assets acquired and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes are reasonable, but recognizes that the assumptions are inherently uncertain.
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
The acquired assets typically consist of customer relationships, trade names, non-competition agreements, and workforce and as a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
Cash and Cash Equivalents — Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with maturities of three months or less at the date acquired. As of December 31, 2015 and 2014 the Company had no cash equivalents.
Restricted Cash — Restricted cash represents cash that is restricted by agreements with third parties for special purposes and includes time deposits. See Note 6 for items that constitute restricted cash.
Accounts Receivable — Accounts receivable are stated net of an allowance for doubtful accounts. Outstanding accounts receivable are reviewed periodically and allowances are provided at such time the management believes it is probable that such balances will not be collected within a reasonable time. The allowance for doubtful accounts is determined by evaluating the relative creditworthiness of each client, historical collections experience and other information, including the aging of the receivables. Accounts receivable are generally written off when they are deemed uncollectible. Bad debts are recorded based on historical experience and management’s evaluation of accounts receivable.

The table below summarizes movements in qualifying accounts for the years ended December 31, 2015, 2014 and 2013:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Year
Allowance for Doubtful Accounts (Billed and Unbilled):
Fiscal Year 2013	$2,203	$619	$(1,022)	$1,800
Fiscal Year 2014	1,800	1,325	(944)	2,181
Fiscal Year 2015	2,181	1,704	(2,156)	1,729
Property and Equipment — Property and equipment acquired in the ordinary course of the Company’s operations are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets generally ranging from three to fifty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred.
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with FASB ASC 350, “Intangibles - Goodwill and Other.” The Company does not have any intangible assets with indefinite useful lives.
The Company assesses goodwill for impairment annually, and more frequently in certain circumstances. The Company initially performs a qualitative assessment of goodwill to test for impairment indicators. After applying the qualitative assessment, if the entity concludes that it is not more likely than not that the fair value of goodwill is less than the carrying amount; the two-step goodwill impairment test is not required.
If the Company determines that it is more likely than not that the carrying amount exceeds the fair value, the Company performs a quantitative impairment test. If an indicator of impairment is identified, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount, and the impairment loss is measured by the excess of the carrying value over the fair value. The fair values are estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings multiples based on market data. These valuations are considered Level 3 measurements under FASB ASC Topic 820. The Company utilizes estimates to determine the fair value of the reporting units such as future cash flows, growth rates, capital requirements, effective tax rates and projected margins, among other factors. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations.
Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis. When facts and circumstances indicate potential impairment of amortizable intangible assets, the Company evaluates the recoverability of the asset’s carrying value, using estimates of future cash flows that utilize a discount rate determined by the management to be commensurate with the risk inherent in the Company’s business model over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on the Company’s historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value.
Effective in the fourth quarter of 2013, the Company changed the annual goodwill impairment assessment date for all of its reporting units from December 31st to October 31st, which represented a voluntary change in the annual goodwill impairment testing date. See Note 3 for disclosure regarding goodwill and intangible assets.
Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment, and finite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds the asset’s fair value. When the carrying value of an asset is more than the sum of the undiscounted cash flows that are expected to result from the asset’s use and eventual disposition, it is considered to be unrecoverable. Therefore, when an asset’s carrying value will not be recovered and it is more than its fair value the Company would deem the asset to be impaired. Property and equipment held for disposal are carried at the lower of the current carrying value or fair value less estimated costs to sell. The Company did not incur any impairment of long-lived assets for the years ended December 31, 2015, 2014 and 2013.

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
Earnings per Share (“EPS”) — Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.
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
Off-Balance Sheet Financial Instruments — The Company uses the FASB ASC Topic 825, “Financial Instruments.” to identify and disclose off-balance sheet financial instruments, which include credit instruments, such as commitments to make employee loans and related guarantees, standby letters of credit and certain guarantees issued under customer contracts. The face amount for these items represents the exposure to loss, before considering available collateral or the borrower’s ability to repay. Loss contingencies arising from off-balance sheet financial instruments are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe such matters exists that will have a material effect on the financial statements.
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
Risks and Uncertainties — As a result of its global operations, the Company may be subject to certain inherent risks.
Concentration of Credit — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of employee loans receivable, cash and cash equivalents, trade accounts receivable and unbilled revenues. The Company maintains cash and cash equivalents and short-term investments with financial institutions. The Company determined that the Company’s credit policies reflect normal industry terms and business risk and there is no expectation of non-performance by the counterparties. As of December 31, 2015, $103.7 million of total cash was held in CIS countries, with $79.5 million of that in Belarus. Banking and other financial systems in the CIS region are less developed and regulated than in some more developed markets, and bank deposits made by corporate entities in the CIS region are not insured.

Changes in the market behavior or decisions of the Company’s clients could adversely affect the Company’s results of operations. During the years ended December 31, 2015, 2014 and 2013, revenues from our top five customers were $298,063, $239,396 and $169,987, respectively, representing 32.6%, 32.8% and 30.6%, respectively, of total revenues in the corresponding periods. Revenues from our top ten customers were $400,250, $320,126 and $234,955 in 2015, 2014 and 2013, respectively, representing 43.8%, 43.9% and 42.3%, respectively, of total revenues in corresponding periods.
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
Interest rate risk — The Company’s exposure to market risk is influenced primarily by changes in interest rates on interest payments received on cash and cash equivalent deposits and paid on any outstanding balance on the Company’s revolving line of credit, which is subject to a variety of rates depending on the type and timing of funds borrowed (see Note 12). The Company does not use derivative financial instruments to hedge the risk of interest rate volatility.
Recent Accounting Pronouncements
In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify disclosure. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update eliminates the current requirement to retrospectively adjust provisional amounts recognized at the acquisition date. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
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
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The update provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may also elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendment is effective on November 18, 2014. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard will be effective for the Company beginning in its first quarter of 2017. In July 2015, the FASB deferred the effective date until the annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company is currently evaluating the impact this new standard will have on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal periods beginning after December 15, 2014, including interim periods within that reporting period, with early adoption permitted. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

2.	ACQUISITIONS
Acquisitions completed during the year ended December 31, 2015 and December 31, 2014 allowed the Company to expand into desirable geographic locations, complement the existing vertical markets, increase revenue and create new offerings of services currently provided. The Company used the acquisition method of accounting to record these business combinations. Acquisitions were settled in cash and/or stock where a portion of the settlement price may have been deferred. For some transactions, purchase agreements contain contingent consideration in the form of an earnout obligation.
2015 Acquisition
NavigationArts — On July 10, 2015, the Company acquired all of the outstanding equity of NavigationArts, Inc. and its subsidiary, NavigationArts, LLC (collectively “NavigationArts”). The U.S.-based NavigationArts provides digital consulting, architecture and content solutions and is regarded as a leading user-experience agency. The acquisition of NavigationArts added approximately 90 design consultants to the Company’s headcount. In connection with the NavigationArts acquisition the Company paid $28,747 as cash consideration, of which $2,670 was placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement.
AGS — On November 16, 2015, the Company acquired all of the outstanding equity of Alliance Consulting Global Holdings, Inc including its wholly-owned direct and indirect subsidiaries Alliance Global Services, Inc., Alliance Global Services, LLC, companies organized under the laws of USA, and Alliance Global Services IT India, a company organized under the laws of India (collectively, “AGS”). AGS provides software product development services and test automation solutions and has multiple locations in the United States and India. The acquisition of AGS added 1,151 IT professionals to the

Company’s headcount in the United States and India. In connection with the AGS acquisition the Company paid $51,254 as cash consideration, of which $5,000 was placed in escrow for a period of 15 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement. The Company also agreed to make a true-up payment in the amount of $603, that is recognized in the form of deferred consideration.

The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition during the year ended December 31, 2015 as originally reported in the quarterly condensed consolidated financial statements and at December 31, 2015:

	NavigationArts		AGS	Total
	As Originally Reported	At December 31, 2015	At December 31, 2015	As Originally Reported	At December 31, 2015
Cash and cash equivalents	$1,317	$1,317	$1,727	$3,044	$3,044
Trade receivables and other current assets	3,920	3,920	10,600	14,520	14,520
Property and equipment and other long-term assets	230	230	1,665	1,895	1,895
Deferred tax asset	—	233	4,996	4,996	5,229
Acquired intangible assets	1,500	2,800	10,000	11,500	12,800
Goodwill	23,822	21,764	33,815	57,637	55,579
Total assets acquired	30,789	30,264	62,803	93,592	93,067
Accounts payable and accrued expenses	871	871	3,087	3,958	3,958
Deferred revenue	50	50	1,049	1,099	1,099
Due to employees	596	596	3,010	3,606	3,606
Deferred tax liability	525	—	3,800	4,325	3,800
Total liabilities assumed	2,042	1,517	10,946	12,988	12,463
Net assets acquired	$28,747	$28,747	$51,857	$80,604	$80,604

The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date and updated for any changes as of December 31, 2015. During the three months ended on December 31, 2015 the Company received a preliminary independent valuation of intangible assets of NavigationArts that resulted in adjustments to goodwill, intangible assets and deferred tax asset and liability with no change to the net assets acquired.
The Company is gathering additional information necessary to finalize the estimated fair values of net assets acquired during 2015. The fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the respective acquisition dates.
The following table presents the estimated fair values and useful lives of intangible assets acquired during the year ended December 31, 2015:

	NavigationArts		AGS
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$2,800	10	$10,000
Total		$2,800		$10,000

2014 Acquisitions
The following table discloses details of purchase price consideration of each of the 2014 acquisitions:

Name of Acquisition	Effective Date of Acquisition	Common Shares		Fair Value of Common Shares		Cash, Net of Working Capital and Other Adjustments		Recorded Earnout Payable		Total Recorded Purchase Price	Maximum Potential Earnout Payable
		Issued	Deferred	Issued	Deferred	Paid	Deferred	Cash	Stock
		(in shares)		(in thousands)
Netsoft	March 5, 2014	—	—	$—	$—	$2,403	$1,022	$1,825	$—	$5,250	$1,825
Jointech	April 30, 2014	—	89,552	—	2,788	10,000	4,000	15,000	5,000	36,788	20,000
GGA	June 6, 2014	—	—	—	—	14,892	—	11,400	—	26,292
Great Fridays	October 31, 2014	—	—	—	—	10,777	—	1,173	—	11,950	1,173
		—	89,552	$—	$2,788	$38,072	$5,022	$29,398	$5,000	$80,280
Common shares issued in connection with acquisitions, if applicable, are valued at closing market prices as of the effective date of the applicable acquisition. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are based upon the estimated future operating results of the acquired businesses within a seven-to twelve-month period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. The Company records any subsequent changes in the fair value of the earnout obligations in its consolidated income from operations. Please see Note 16 for discussion around significant inputs and assumptions relating to the earnout obligations. All earnout obligations for these acquisitions have been settled.
Netsoft — On March 5, 2014, the Company completed an acquisition of substantially all of the assets and assumed certain specific liabilities of U.S.-based healthcare technology consulting firm Netsoft Holdings LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). As a result of this transaction, substantially all of the employees of Netsoft, including approximately 40 IT professionals, accepted employment with the Company. In connection with the Netsoft acquisition, the Company agreed to issue 2,289 restricted shares of Company common stock as consideration for future services to key management and employees of Netsoft (the “Netsoft Closing Shares”). The Company agreed to pay deferred consideration consisting partly of 9,154 restricted shares of Company common stock. During the three months ended March 31, 2015, the Company issued 16,349 restricted shares of Company common stock to Netsoft for achieving certain performance targets (collectively with the Netsoft Closing Shares, the “Netsoft Employment Shares”). The Netsoft Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. The first such installment vested during the first quarter of 2015. All unvested shares will be forfeited upon termination of services by the Company for cause or by the employee other than for good reason. The Netsoft Employment Shares had an estimated value of $1,017 at the time of grant and were recorded as stock-based compensation expense over an associated service period of three years (Note 13). Under the terms of this agreement, all of the Netsoft Closing Shares, as well as $256, were placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the asset purchase agreement.
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
All unvested Jointech Employment Shares will be forfeited upon termination of services for cause by the Company or other than for good reason (as applicable) by either of the two former owners of the acquired business. The aggregate fair value of the Jointech Employment Shares at the date of grant was $7,788 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 13).

Under the terms of the agreement, 15% of the total purchase price, in cash and stock, including the Jointech Employment Shares, was placed in an escrow account for a period of 18 months as security for the indemnification obligations of the sellers under the stock purchase agreement.
GGA — On June 6, 2014, the Company acquired substantially all of the assets and assumed certain specific liabilities of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications and content databases; creates state-of-the-art algorithms and models; and delivers IT support, maintenance, and QA services to the world’s leading healthcare and life sciences companies. As a result of this transaction, substantially all employees of GGA, including approximately 329 IT professionals and 126 scientists, accepted employment with the Company. In connection with the GGA acquisition, the Company agreed to issue 262,277 shares of the Company common stock to the former owners of GGA as consideration for future services (the “GGA Closing Shares”). Furthermore, during the second quarter of 2015, the Company issued 233,753 restricted shares of Company common stock to the former owners of GGA for achieving certain performance targets (collectively with the GGA Closing Shares, the “GGA Employment Shares”). The GGA Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. The first such installment vested during the second quarter of 2015. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GGA Employment Shares at the date of grant was $20,655 and will be recorded as stock-based expense over an associated service period of three years (Note 13). Under the terms of the agreement, 102,631 of the GGA Employment Shares were placed into an escrow account for a period of 15 months as security for the indemnification obligations of the sellers under the asset purchase agreement.
Great Fridays — On October 31, 2014, the Company acquired all of the outstanding equity of Great Fridays Limited and its subsidiaries with intent to expand the Company’s product and design service portfolio. Great Fridays Limited, headquartered in Manchester, UK, with offices in London, San Francisco and New York, focuses on bridging the gap between business and design. The acquisition of Great Fridays added approximately 50 creative design professionals to the Company’s headcount. In connection with the Great Fridays acquisition, the Company agreed to issue 90,864 shares of the Company common stock to the former owners of Great Fridays as consideration for future services (the “Great Fridays Closing Shares”). Furthermore, during the second quarter of 2015, subject to attainment of specified performance targets, the Company issued to the former owners of Great Fridays 10,092 shares of the Company common stock (collectively with Great Fridays Closing Shares, the “GF Employment Shares”). The GF Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GF Employment Shares at the date of grant was $4,823 and will be recorded as stock-based compensation expense over an associated service period of three years (Note 13). Under the terms of the agreement, 28,390 of the GF Employment Shares were placed into an escrow account for a period of 24 months as security for the indemnification obligations of the sellers under the asset purchase agreement.

The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition during the year ended December 31, 2014 as originally reported in the quarterly condensed consolidated financial statements and at December 31, 2015:

	Netsoft		Jointech		GGA		Great Fridays		Total
	At Originally Reported	Final as of March 31, 2015	As Originally Reported	Final as of June 30, 2015	As Originally Reported	Final as of June 30, 2015	As Originally Reported	Final as of December 31, 2015	As Originally Reported	Final as of December 31, 2015
Cash and cash equivalents	$—	$—	$871	$871	$—	$—	$259	$259	$1,130	$1,130
Trade receivables and other current assets	788	788	784	784	5,157	5,377	1,825	1,825	8,554	8,774
Property and equipment and other long-term assets	52	52	338	338	444	306	262	262	1,096	958
Deferred tax asset	351	—	—	—	4,463	—	—	—	4,814	—
Acquired intangible assets	1,700	1,700	25,744	15,312	10,959	16,000	5,747	200	44,150	33,212
Goodwill	2,776	2,779	11,033	23,758	6,496	7,306	6,947	11,262	27,252	45,105
Total assets acquired	5,667	5,319	38,770	41,063	27,519	28,989	15,040	13,808	86,996	89,179
Accounts payable and accrued expenses	69	69	728	728	2,593	2,593	872	807	4,262	4,197
Deferred revenue	—	—	—	—	—	104	317	317	317	421
Due to employees	—	—	1,254	1,254	—	—	624	624	1,878	1,878
Deferred tax liability	—	—	—	2,293	—	—	1,200	110	1,200	2,403
Total liabilities assumed	69	69	1,982	4,275	2,593	2,697	3,013	1,858	7,657	8,899
Net assets acquired	$5,598	$5,250	$36,788	$36,788	$24,926	$26,292	$12,027	$11,950	$79,339	$80,280
As of December 31, 2015 the fair values of the assets acquired and liabilities assumed and the related purchase price allocation for the 2014 acquisitions have been finalized.
As of December 31, 2015, and during the period since the date of each respective acquisition up through December 31, 2015, or the date purchase accounting was finalized, as applicable, the Company made updates to the initially reported acquired balances and has finalized valuation of the balances of Netsoft, Jointech, GGA and Great Fridays. For Netsoft, the deferred tax asset and goodwill were adjusted and decreased the net assets acquired by $348. For Jointech, intangible assets were adjusted to reflect the final fair value of intangible assets acquired and a deferred tax liability was established, both increasing goodwill with no change to the net assets acquired. For GGA, the final working capital adjustment was completed, deferred tax assets were netted with additional recognized deferred tax liabilities and additional accounts receivable and deferred revenue were recognized. In addition, intangible assets and property and equipment were adjusted to reflect the final fair value of the assets acquired. These adjustments resulted in an overall increase to goodwill and increased the net assets by $1,366. For Great Fridays, the value of the intangible assets and associated deferred tax liabilities were reduced based on the final fair value estimates of acquired intangible assets, which increased goodwill. These adjustments resulted in a decrease in net assets acquired by $77.
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

As of December 31, 2015, the companies acquired during 2015 and 2014 have been significantly integrated into the Company and as such, it is not possible to precisely report their individual post-acquisition results of operations. Pro forma results of operations for the acquisition transactions are not presented because the effects of the acquisitions would not have been material to the Company’s consolidated results of operations, individually or in the aggregate for the periods presented.
3.GOODWILL AND INTANGIBLE ASSETS — NET
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2014	$16,438	$2,864	$2,966	$22,268
Acquisition of Netsoft (Note 2)	2,749	—	—	2,749
Acquisition of Jointech (Note 2)	—	17,404	—	17,404
Acquisition of GGA (Note 2)	12,115	—	—	12,115
Acquisition of Great Fridays (Note 2)	—	6,947	—	6,947
Goodwill written-off	—	—	(2,241)	(2,241)
Net effect of foreign currency exchange rate changes	(224)	(876)	(725)	(1,825)
Balance as of December 31, 2014	31,078	26,339	—	57,417
Acquisition of NavigationArts (Note 2)	23,822	—	—	23,822
Acquisition of AGS (Note 2)	33,815	—	—	33,815
Netsoft purchase accounting adjustment (Note 2)	30	—	—	30
Jointech purchase accounting adjustment (Note 2)	—	6,181	—	6,181
GGA purchase accounting adjustment (Note 2)	(4,807)	—	—	(4,807)
Great Fridays purchase accounting adjustment (Note 2)	—	4,315	—	4,315
NavigationArts purchase accounting adjustment (Note 2)	(2,058)	—	—	(2,058)
Effect of net foreign currency exchange rate changes	(416)	(2,369)	—	(2,785)
Balance as of December 31, 2015	$81,464	$34,466	$—	$115,930
Excluded from the table above is the Other segment. As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, the Company performed a goodwill impairment test. In assessing impairment in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other,” the Company determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $1,697 in the Other operating segment. As of December 31, 2015, 2014 and 2013 the book value of the Other segment was zero.
The Company performed an annual goodwill impairment test as of October 31, 2014 in accordance with Accounting Standards Codification, (“ASC”) No. 350, “Intangibles-Goodwill and Other.” In assessing impairment both qualitatively and quantitatively based on the total of the expected future discounted cash flows directly related to the reporting unit, the Company determined that the fair value of the Russia reporting unit was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $2,241in the Russia segment. As of December 31, 2015 and 2014 the book value of the Russia segment was zero. All existing assets that related to the Russia segment, excluding goodwill and including any unrecognized intangible assets, were assessed by management and deemed to not be impaired.
There were no accumulated impairments losses in North America or Europe operating segments as of December 31, 2015, 2014 or 2013.
As part of the AGS acquisition in 2015, substantially all of the employees of AGS continued employment. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire AGS is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.

As part of the NavigationArts acquisition in 2015, substantially all of the employees of NavigationArts continued employment. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire NavigationArts is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.
As part of the Netsoft acquisition in 2014, substantially all of the employees of Netsoft accepted employment with the Company. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire Netsoft is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.
As part of the Jointech acquisition in 2014, substantially all of the employees of Jointech continued employment. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire Jointech is attributable to the workforce of the acquired business. Based on the determination of the reportable units, Jointech has been placed in the Europe reportable unit based on managerial responsibility and consistent with segment reporting. All of the goodwill was allocated to the Company’s UK operations and is presented within Europe segment.
As part of the GGA acquisition in 2014, substantially all of the employees of GGA accepted employment with the Company. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire GGA is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.
As part of the Great Fridays acquisition in 2014, substantially all of the employees of Great Fridays continued employment. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire Great Fridays is attributable to the workforce of the acquired business. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.

	2015
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	10	$52,974	$(8,387)	$44,587
Trade name	5	5,853	(3,772)	2,081
Non-competition agreements	4	746	(554)	192
Total		$59,573	$(12,713)	$46,860

	2014
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Client relationships	10	$48,482	$(4,664)	$43,818
Trade name	5	6,372	(2,894)	3,478
Non-competition agreements	5	813	(420)	393
Total		$55,667	$(7,978)	$47,689
All of the intangible assets have finite lives and as such are subject to amortization. Recognized amortization expense for the years ended December 31 is presented in the table below:

	For the Years Ended December 31,
	2015	2014	2013
Client relationships	$3,961	$3,843	$1,373
Trade name	1,280	1,319	1,222
Non-competition agreements	175	187	190
Total	$5,416	$5,349	$2,785

Estimated amortization expenses of the Company’s existing intangible assets for the next five years ending December 31, were as follows:

Amount
2016	$6,633
2017	6,240
2018	5,292
2019	5,292
2020	5,292
Thereafter	18,111
Total	$46,860
4.PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	December 31, 2015	December 31, 2014
Taxes receivable	$7,954	$3,966
Prepaid expenses	4,693	3,703
Other	1,697	1,620
Total	$14,344	$9,289

5.	EMPLOYEE LOANS AND ALLOWANCE FOR LOAN LOSSES
In 2012, the Board of Directors of the Company approved the Employee Housing Program (the “Housing Program”), which provides employees with loans to purchase housing in Belarus. The housing is sold directly to employees by independent third parties. The Housing Program was designed as a retention mechanism for the Company’s employees in Belarus and is available to full-time qualified employees who have been with the Company for at least three years. The aggregate maximum lending limit of the program is $10,000, with no individual loans exceeding $50. In addition to the housing loans, the Company issues relocation loans in connection with intra-company transfers, as well as certain other individual loans.
During the year ended December 31, 2015, loans issued by the Company under the Housing Program were denominated in U.S. Dollars with a 5-year term and carried an interest rate of 7.5%.
At December 31, 2015 and December 31, 2014, categories of employee loans included in the loan portfolio were as follows:

	December 31, 2015	December 31, 2014
Housing loans	$5,654	$5,848
Relocation and other loans	684	667
Total employee loans	6,338	6,515
Less:
Allowance for loan losses	—	—
Total loans, net of allowance for loan losses	$6,338	$6,515
During the years ended December 31, 2015 and 2014, the Company issued a total of $3,427 and $3,162 of loans to its employees, respectively, and received $3,547 and $3,025 in loan repayments during the same periods, respectively. One of the loans in the amount of $7 was written-off during the year ended December 31, 2015. There were no loans written-off during the year ended December 31, 2014.
There were no loans issued to principal officers, directors, or their affiliates during the years ended December 31, 2015, 2014 and 2013.

On a quarterly basis, the Company reviews the aging of its loan portfolio and evaluates the ability of employees to repay their debt on schedule. Factors considered in the review include historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments. As of December 31, 2015 and December 31, 2014, there were no material past due or non-accrual employee loans. The Company determined no allowance for loan losses was required regarding its employee loans as of December 31, 2015 and December 31, 2014 and there were no movements in provision for loan losses during the years ended December 31, 2015, 2014 and 2013.

6.	RESTRICTED CASH AND TIME DEPOSITS
Restricted cash and time deposits consisted of the following:

	December 31, 2015	December 31, 2014
Time deposits	$30,181	$—
Other security deposits	238	156
Total	$30,419	$156
As of December 31, 2015, time deposits consisted of a bank deposit of $30,181, earning interest at the rate of 0.74% placed with the Cyprus entity’s bank in the United Kingdom The deposit will mature on March 11, 2016. There were no time deposits as of December 31, 2014.
At December 31, 2015 and 2014, security deposits under lease contracts represented amounts retained to secure appropriate performance by the Company. The Company estimates the probability of non-performance under these contracts as remote, therefore, no provision for losses has been recognized in respect of these amounts as of December 31, 2015 and 2014.
Other restricted cash as of December 31, 2015 and 2014 included loan deposits placed in connection with certain employee loan programs (See Note 5).

7.	PROPERTY AND EQUIPMENT — NET
Property and equipment consisted of the following:

	Useful Life (in years)	December 31, 2015	December 31, 2014
Computer hardware	3	$36,612	$32,374
Leasehold improvements	lease term	6,801	6,287
Furniture and fixtures	7	8,990	7,348
Purchased computer software	3	4,099	3,606
Office equipment	7	8,307	5,043
Building	50	34,002	17,123
Land improvements	20	1,464	—
Construction in progress (Note 15)	n/a	—	17,885
		100,275	89,666
Less accumulated depreciation and amortization		(39,776)	(34,532)
Total		$60,499	$55,134
Depreciation and amortization expense related to property and equipment was $11,979, $12,134 and $12,335 for the years ended December 31, 2015, 2014 and 2013, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014
Compensation	$47,285	$22,766
Subcontractor costs	4,360	2,815
Professional fees	2,251	1,162
Facilities costs	1,538	757
Acquisition related deferred consideration	603	1,022
Other	4,347	3,681
Total	$60,384	$32,203

9.	TAXES PAYABLE
Current taxes payable consisted of the following:

	December 31, 2015	December 31, 2014
Corporate profit tax	$15,057	$7,982
Value added taxes	8,553	6,279
Payroll, social security, and other taxes	5,862	10,443
Total	$29,472	$24,704
There were no long-term taxes payable as of December 31, 2015 and 2014.

10.	INCOME TAXES
Income before provision for income taxes included income from domestic operations and income from foreign operations based on the geographic location as disclosed in the table below:

	For the Years Ended December 31,
	2015	2014	2013
Income before income tax expense:
Domestic	$(7,687)	$(7,229)	$7,001
Foreign	113,757	94,182	69,769
Total	$106,070	$86,953	$76,770
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2015	2014	2013
Income tax expense (benefit) consists of:
Current
Federal	$19,851	$7,741	$6,150
State	2,563	338	310
Foreign	14,528	12,504	8,275
Deferred
Federal	(13,361)	(3,979)	(668)
State	(1,891)	(43)	14
Foreign	(76)	751	695
Total	$21,614	$17,312	$14,776

Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Fixed assets	$681	$181
Intangible assets	1,428	3,789
Accrued expenses	10,729	1,282
Net operating loss carryforward	5,233	844
Deferred revenue	2,162	4,328
Stock-based compensation	12,484	6,994
Valuation allowance	—	(149)
Restricted stock options	—	2
Other assets	14	30
Deferred tax assets	32,731	17,301
Deferred tax liabilities:
Fixed assets	646	800
Intangible assets	1,598	—
Accrued revenue and expenses	511	635
Deferred inter-company gain	—	405
Stock-based compensation	1,672	7,013
Other liabilities	912	24
Deferred tax liability	5,339	8,877
Net deferred tax asset	$27,392	$8,424
At December 31, 2015, the Company had current and non-current deferred tax assets of $11,847 and $18,312, respectively, and current and non-current tax liabilities of $365 and $2,402, respectively. At December 31, 2014, the Company had current and non-current deferred tax assets of $2,496 and $11,094, respectively, and current and non-current tax liabilities of $603 and $4,563, respectively.
At December 31, 2015, the Company has a net operating loss in China and Singapore related to the acquisition of Jointech and a net operating loss in the US related to the acquisition of AGS. The net operating losses at Jointech will be utilized prior to its expiration and the net operating loss at AGS will be used each year until expiration. No provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of December 31, 2015, certain subsidiaries had approximately $443.2 million of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Statutory federal tax	$37,125	$29,564	$26,102
Increase/ (decrease) in taxes resulting from:
State taxes, net of federal benefit	341	311	368
Provision adjustment for current year uncertain tax position	—	(1,220)	—
Effect of permanent differences	7,314	8,589	2,524
Stock-based compensation	7,591	3,782	1,948
Rate differential between U.S. and foreign	(31,094)	(24,772)	(17,279)
Change in foreign tax rate	9	754	(59)
Change in valuation allowance	—	149	489
Other	328	155	683
Provision for income taxes	$21,614	$17,312	$14,776
On September 22, 2005, the president of Belarus signed the decree “On the High-Technologies Park” (the “Decree”). The Decree is aimed at boosting the country’s high-technology sector. The Decree stipulates that member technology companies have a 100% exemption from Belarusian income tax of 18% effective July 1, 2006. The Decree is in effect for a period of 15 years from July 1, 2006. The aggregate dollar benefits derived from this tax holiday approximated $20.8 million, $16.8 million and $9.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The benefit the tax holiday had on diluted net income per share approximated $0.40, $0.34 and $0.20 for the years ended December 31, 2015, 2014 and 2013, respectively.
Uncertain Tax Positions
The liability for unrecognized tax benefits is included in income tax liability within the consolidated balance sheets at December 31, 2015 and 2014. At December 31, 2015 and 2014, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state tax positions) was $62 and $200, respectively, (excluding penalties and interest of zero and $12 in 2015 and 2014). Of this total, $62 and $212, respectively, (net of the federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. There was no accrued interest and penalties resulting from such unrecognized tax benefits at December 31, 2015. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $12 and $189 at December 31, 2014 and 2013, respectively.
The beginning to ending reconciliation of the gross unrecognized tax benefits were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Balance at January 1	$200	$1,271	$1,271
Increases in tax positions in current year	—	—	—
Increases in tax positions in prior year	—	—	—
Decreases due to settlement	(138)	(1,071)	—
Balance at December 31	$62	$200	$1,271
There were no tax positions for which it was reasonably possible that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
The Company files income tax returns in the United States and in various states, local and foreign jurisdictions. The Company’s significant tax jurisdictions are the U.S. Federal, Pennsylvania, Canada, Russia, Denmark, Germany, Ukraine, the United Kingdom, Hungary, Switzerland and Kazakhstan. As a result of 2015 acquisitions, the Company has an additional filing responsibility in India. The tax years subsequent to 2011 remain open to examination by the Internal Revenue Service and generally, the tax years subsequent to 2011 remain open to examination by various state and local taxing authorities and various foreign taxing authorities.

11.	EMPLOYEE BENEFITS
The Company offers employees a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation up to the statutory limit defined by the Internal Revenue Service. The Company provides discretionary matching contributions to the plan up to a maximum of 2.0% of the employee’s eligible compensation as defined by the plan. Employer contributions are subject to a two year vesting schedule. Employer contributions charged to expense for the years ended December 31, 2015 and 2014, were $740 and $549, respectively.
The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

12.	LONG-TERM DEBT
Revolving Line of Credit — On September 12, 2014, the Company entered into a revolving loan agreement (the “2014 Credit Facility”) with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank (collectively the “Lenders”) to replace its former revolving loan agreement. The 2014 Credit Facility provides for a borrowing capacity of $100,000, with potential to increase the credit facility up to $200,000 if certain conditions are met. The 2014 Credit Facility matures on September 12, 2019.
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
The 2014 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries. The 2014 Credit Facility includes customary business and financial covenants and restricts the Company’s ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered. As of December 31, 2015, the Company was in compliance with all covenants contained in the 2014 Credit Facility.
During the year ended December 31, 2015, the Company borrowed $35,000 denominated in U.S. dollars under the 2014 Credit Facility, with a LIBOR-based interest rate, which resets on a quarterly basis. As of December 31, 2015, the Company had outstanding debt of $35,000.
As of December 31, 2015, the borrowing capacity of the Company under the 2014 Credit Facility was $65,000.

13.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the consolidated statements of income and comprehensive income:

	For the Years Ended December 31,
	2015	2014	2013
Cost of revenues	$13,695	$8,648	$4,823
Selling, general and administrative expenses - Acquisition related	18,690	8,829	4,417
Selling, general and administrative expenses - All other	13,448	7,143	3,910
Total	$45,833	$24,620	$13,150
Equity Plans
2015 Long-Term Incentive Plan — On June 11, 2015, the Company’s stockholders approved the 2015 Long-Term Incentive Plan (“2015 Plan”) to be used to issue equity grants to company personnel. As of December 31, 2015, 6,657,370 shares of common stock remained available for issuance under the 2015 Plan. In addition, up to 6,277,028 shares that are subject to outstanding awards as of December 31, 2015 under the 2012 Plan and up to 1,039,861 shares that are subject to outstanding awards as of December 31, 2015 under the 2006 Plan and that expire or terminate for any reason prior to exercise or that would otherwise have returned to the respective Plan’s share pool under the terms of the Plan, will be available for awards to be granted under the 2015 Plan.

2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. As of December 31, 2015, 554,070 shares of common stock remained available for issuance under the 2012 Directors Plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors.
2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity grants to company personnel. In June 2015, the 2012 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2012 Plan and any shares that are subject to an award that was previously granted under the 2012 or 2006 Plan and that expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the options issued pursuant to the 2012 Plan expire 10 years from the date of grant.
2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan permitted the granting of options to directors, employees, and certain independent contractors. In January 2012, the 2006 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2006 Plan and any shares that are subject to an option award that was previously granted under the 2006 Plan and that expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the options issued pursuant to the 2006 Plan expire 10 years from the date of grant. All the outstanding shares under 2006 Plan will expire in January 2016.
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	6,296,709	$7.51	$66,682
Options granted	1,987,952	23.60	22,543
Options exercised	(2,156,898)	4.31	(66,066)
Options forfeited/cancelled	(304,227)	11.50	(7,131)
Options outstanding at December 31, 2013	5,823,536	$13.99	$122,003
Options granted	2,400,500	32.51	36,584
Options exercised	(1,171,097)	9.05	(45,321)
Options forfeited/cancelled	(214,193)	25.33	(4,802)
Options outstanding at December 31, 2014	6,838,746	$20.98	$183,073
Options granted	2,219,725	62.18	36,492
Options exercised	(1,405,826)	14.70	(89,860)
Options forfeited/cancelled	(201,731)	34.48	(8,904)
Options outstanding at December 31, 2015	7,450,914	$34.07	$331,938

Options vested and exercisable at December 31, 2015	2,446,226	$15.95	$153,305
Options expected to vest	4,690,899	$42.51	$169,388
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
a. Expected volatility — the Company estimated the volatility of its common stock at the date of grant using historical volatility of peer public companies for the year ended December 31, 2011. In order to compare volatilities for different interval lengths, the Company expresses volatility in annual terms. During 2014, the Company began including the historical volatility for the Company in conjunction with peer public companies to formulate the estimated volatility regarding the stock options issued in 2015 and 2014. The expected volatility was 34.1% in the year ended December 31, 2015, and 45.9% in the years ended December 31, 2014 and 2013.

b. Expected term — the Company estimates the expected term of options granted using the simplified method of determining expected term as outlined in SEC Staff Accounting Bulletin 107 as the Company does not have sufficient history in order to develop a more precise estimate. The expected term was 6.25 years in 2015, 6.20 years in 2014, and 6.24 years in 2013.
c. Risk-free interest rate — the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The risk-free rate was approximately 1.8%, 2.0% and 1.4% in 2015, 2014 and 2013, respectively.
d. Dividends — the Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its common stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.
Additionally, the Company determines an annual forfeiture rate and records share-based compensation expense only for those awards that are expected to vest. The Company applies an estimated forfeiture rate at the time of grant and adjusts those estimated forfeitures to reflect actual forfeitures at least annually.
Aggregate grant-date fair value of stock options issued during the year ended December 31, 2015 was $47,973. The options are typically scheduled to vest over four years from the time of grant, subject to the terms of the applicable plan and stock option agreement. In general, in the event of the participant’s termination of service for any reason, unvested options are forfeited as of the date of such termination without any payment to the participant.
As of December 31, 2015, a total of 2,980 shares underlying options exercised through December 31, 2015, were in transfer with the Company’s transfer agent.
As of December 31, 2015, total remaining unrecognized compensation cost related to unvested stock options, net of forfeitures, was approximately $64,816, and is expected to be recognized over a weighted-average period of 1.9 years. The weighted average remaining contractual term of the outstanding options as of December 31, 2015 was 5.7 years for fully vested and exercisable options and 8.4 years for options expected to vest, respectively.
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

Service-Based Awards
Summarized activity related to the Company’s service-based awards for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2013	659,872	$17.92
Awards granted	15,524	23.69
Awards vested	(330,468)	17.33
Unvested service-based awards outstanding at December 31, 2013	344,928	$18.74
Awards granted	523,220	40.41
Awards vested	(217,668)	17.84
Awards forfeited/cancelled	(17,038)	21.14
Unvested service-based awards outstanding at December 31, 2014	633,442	$36.88
Awards granted	113,614	67.38
Awards vested	(279,129)	33.66
Awards forfeited/cancelled	(11,816)	34.47
Unvested service-based awards outstanding at December 31, 2015	456,111	$46.51
For the year ended December 31, 2015, the Company issued a total of 5,295 shares of unvested (“restricted”) common stock under its 2012 Directors Compensation Plan with an aggregate grant date fair value of $375. As of December 31, 2015, the aggregate unrecognized compensation expense related to unvested stock under the 2012 Directors Plan was $262. This cost is expected to be recognized over the next 1.2 years using the weighted average method.
For the year ended December 31, 2015, the Company issued a total of 84,000 RSUs to certain key management personnel under the 2012 and 2015 Plans. The fair value of these RSUs at the time of the grants was $5,492. As of December 31, 2015, the aggregate unrecognized compensation expense for all outstanding service-based RSUs was $5,691. This cost is expected to be recognized over the next 2.1 years using the weighted average method.
For the year ended December 31, 2015, the Company granted a total of 24,319 service-based awards to certain key management personnel of businesses acquired during that period. The aggregate grant date fair value of the awards was $1,789.
As of December 31, 2015, total unrecognized compensation cost related to unvested service-based awards was $11,090, which is expected to be recognized over the next 1.5 years using the weighted average method.
Performance -Based Awards
In 2014, the Company granted performance-based awards in connection with the acquisitions completed during that year. The total number of the awards varies based on attainment of certain performance targets pursuant to the terms of the relevant transaction documents. Typically, the vesting period is three years, with one third of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant. If an eligible employee leaves the Company prior to a vesting date, the unvested portion of the award generally will be forfeited. The Company periodically evaluates the achievement of the related performance conditions during the applicable performance measurement period and the number of shares expected to be delivered, and resulting compensation expense is adjusted accordingly. During the year ended December 31, 2015, one-third of the performance-based awards issued in 2014 acquisitions, vested net of any forfeitures.

Summarized activity related to the Company’s performance-based awards for the years ended December 31, 2015, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2014	—	$—
Awards granted	387,058	38.18
Awards forfeited/cancelled	(2,550)	36.57
Changes in the number of awards expected to be delivered	(12,998)	5.47
Unvested performance-based awards outstanding at December 31, 2014	371,510	$39.34
Awards granted	14,000	70.22
Awards vested	(117,749)	40.39
Awards forfeited/cancelled	(1,360)	36.57
Changes in the number of awards expected to be delivered	(19,105)	31.70
Unvested performance-based awards outstanding at December 31, 2015	247,296	$41.19
The aggregated grant date fair value of performance-based awards granted to certain key management personnel of businesses acquired during the year ended December 31, 2015 was $983.
As of December 31, 2015, total unrecognized compensation cost related to unvested performance-based awards was $12,679. That cost is expected to be recognized over the next 1.3 years using the weighted average method.

14.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	For the Years Ended December 31,
	2015	2014	2013
Numerator for common earnings per share:
Net income	$84,456	$69,641	$61,994
Numerator for basic and diluted earnings per share	$84,456	$69,641	$61,994

Denominator for basic earnings per share:
Weighted average common shares outstanding	48,721	47,189	45,754
Effect of dilutive securities:
Stock options, RSUs and performance-based awards	3,265	2,545	2,604
Denominator for diluted earnings per share	51,986	49,734	48,358

Net income per share:
Basic	$1.73	$1.48	$1.35
Diluted	$1.62	$1.40	$1.28
For the years ended December 31, 2015, 2014 and 2013 a total of 1,637, 2,260 and 1,080 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

15.	COMMITMENTS AND CONTINGENCIES
The Company leases office space under operating leases, which expire at various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Rent expense under operating lease agreements for the years ended December 31, 2015, 2014 and 2013 was $20,065, $18,200, and $15,664 respectively. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2015 were as follows:

Year Ending December 31,	Operating Leases
2016	$17,606
2017	13,670
2018	9,730
2019	4,657
2020	1,289
Thereafter	2,664
Total minimum lease payments	$49,616
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
The Investment Agreement specified a completion deadline for construction of September 15, 2012 extended by the parties to December 31, 2014, and further extended to October 1, 2015. As of September 30, 2015, the Company had completed the building and began depreciating approximately $22,714 of capitalized construction costs.
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

16.	FAIR VALUE MEASUREMENTS
As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Thus, assets and liabilities categorized as Level 3 may be measured at fair value using inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future operating results of those businesses as developed by the Company’s management and the probability of achievement of those operating forecasts. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. During the years ended December 31, 2015 and 2014, there were no transfers among Level 1, Level 2, or Level 3 classified financial assets and liabilities. Changes in the values of these financial liabilities, if any, are typically recorded within selling, general and administrative expenses line on the Company’s consolidated statements of income and comprehensive income.
The following table tables show the fair values of the Company’s financial assets and liabilities measured at fair value as of December 31, 2015 and 2014:

	As of December 2015
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	199,449	199,449	—	—
Time deposits and restricted cash	30,419	—	30,419	—
Employee loans	6,338	—	—	6,338
Total assets measured at fair value	$236,206	$199,449	$30,419	$6,338

Contingent consideration	—	—	—	—
Performance-based equity awards	5,364	—	—	5,364
Total liabilities measured at fair value	$5,364	$—	$—	$5,364

	As of December 2014
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	220,534	220,534	—	—
Time deposits and restricted cash	156	—	156	—
Employee loans	6,515	—	—	6,515
Total assets measured at fair value	$227,205	$220,534	$156	$6,515

Contingent consideration	37,400	—	—	37,400
Performance-based equity awards	3,223	—	—	3,223
Total liabilities measured at fair value	$40,623	$—	$—	$40,623
The Company classifies its contingent considerations within Level 3 as those inputs are specific to a given consideration and are not observable in the market. The housing loans are measured at the time of issuance using the Level 3 inputs within the fair value hierarchy because they are valued using significant unobservable inputs. Company issued short-term, non-interest bearing relocation and other loans to employees have a short term and high certainty of repayment, therefore, their carrying amount is a reasonable estimate of their fair value.
The Company analyzes the rate of return that market participants in Belarus would require when investing in unsecured U.S. dollar-denominated government bonds with similar maturities (a “risk-free rate”) and evaluated a risk premium component to compensate the market participants for the credit and liquidity risks inherent in the loans’ cash flows. As of December 31, 2015 and December 31, 2014, the carrying values of outstanding employee loans and loans issued during those years approximated their fair values.
As of December 31, 2014, contingent consideration and performance-based equity awards included amounts payable in cash and stock in connection with the acquisitions of businesses completed in the year ended December 31, 2014 (Note 2). As of December 31, 2015, the only financial liabilities related to acquisitions of businesses included performance-based equity awards.
The fair value of the contingent consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. The measurement period related to the contingent consideration for each 2014 acquisition was complete as of June 30, 2015, therefore, the amount of total consideration to be paid is no longer subject to change as of December 31, 2015.
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014, was as follows:

Amount
Contractual contingent liabilities at January 1, 2014	$—
Acquisition date fair value of contractual contingent liabilities — Netsoft	1,825
Acquisition date fair value of contractual contingent liabilities — Jointech	20,000
Acquisition date fair value of contractual contingent liabilities — GGA	11,400
Acquisition date fair value of contractual contingent liabilities — Great Fridays	1,173
Liability-classified stock-based awards	3,088
Changes in fair value of contractual contingent liabilities included in earnings	2,059
Changes in fair value of contractual contingent liabilities recorded against goodwill	1,366
Effect of net foreign currency exchange rate changes	(288)
Settlements of contractual contingent liabilities	—
Contractual contingent liabilities at December 31, 2014	$40,623
Liability-classified stock-based awards	5,148
Changes in fair value of contractual contingent liabilities included in earnings	4,355
Changes in fair value of contractual contingent liabilities recorded against goodwill	—
Effect of net foreign currency exchange rate changes	246
Settlements of contractual contingent liabilities	(45,008)
Contractual contingent liabilities at December 31, 2015	$5,364

17.	OPERATING SEGMENTS

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
The Company’s reportable segments are North America, Europe, Russia and Other. The Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources based on the segment’s revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses, such as stock-based compensation are not allocated to specific segments, as management does not believe it is practical as these expenses are not directly attributable to any specific segment and consequently are not allocated to individual segments in internal management reports used by the CODM. Such expenses are separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.

Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows:

	For the years ended December 31,
	2015	2014	2013
Total segment revenues:
North America	$471,603	$374,509	$284,636
Europe	400,460	299,279	204,150
Russia	37,992	50,663	55,764
Other	4,911	5,552	10,493
Total segment revenues	$914,966	$730,003	$555,043
Segment operating profit:
North America	$112,312	$90,616	$66,814
Europe	68,717	50,189	34,573
Russia	5,198	7,034	7,077
Other	(94)	(3,220)	844
Total segment operating profit	$186,133	$144,619	$109,308
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the year ended December 31, 2015 and 2014, revenues from one customer, UBS AG, were $130,605 and $97,872, respectively and accounted for more than 10% of total revenues. Revenue from this customer is reported in the Company’s Europe segment and includes reimbursable expenses. No customer accounted for over 10% of total revenues in 2013.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of December 31, 2015, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 12.4% and 19.8% of our total billed and unbilled trade receivables, respectively.

Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	For the Years Ended December 31,
	2015	2014	2013
Total segment revenues	$914,966	$730,003	$555,043
Unallocated (revenue)/loss	(838)	24	74
Revenues	$914,128	$730,027	$555,117

Total segment operating profit:	$186,133	$144,619	$109,308
Unallocated amounts:
Other (revenues)/loss	(838)	24	74
Stock-based compensation expense	(45,833)	(24,620)	(13,150)
Non-corporate taxes	(4,274)	(6,882)	(3,201)
Professional fees	(7,104)	(5,312)	(3,651)
Depreciation and amortization	(5,581)	(7,988)	(2,829)
Bank charges	(1,352)	(1,049)	(1,194)
One-time charges	(747)	(5,983)	—
Provision for bad debts	—	—	(36)
Other corporate expenses	(14,437)	(6,626)	(8,828)
Income from operations	105,967	86,183	76,493
Interest and other income, net	4,731	4,769	3,077
Change in fair value of contingent consideration	—	(1,924)	—
Foreign exchange loss	(4,628)	(2,075)	(2,800)
Income before provision for income taxes	$106,070	$86,953	$76,770
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	December 31, 2015	December 31, 2014
Belarus	$44,879	$41,652
Ukraine	4,487	4,392
Hungary	2,485	2,773
Russia	2,084	2,196
United States	1,969	2,001
India	1,099	—
Poland	1,088	747
Other	2,408	1,373
Total	$60,499	$55,134

Information about the Company’s revenues by client location is as follows:

	For the Years Ended December 31,
	2015	2014	2013
United States	$427,433	$318,304	$247,979
United Kingdom	164,301	141,366	108,892
Switzerland	111,353	87,111	51,941
Canada	57,643	49,193	33,759
Russia	36,506	48,945	53,328
Germany	36,089	25,740	20,261
Hong Kong	23,117	13,445	—
Sweden	10,589	7,892	5,742
Netherlands	9,989	8,838	7,719
Belgium	7,916	4,198	—
Ireland	5,437	3,667	291
Kazakhstan	4,910	5,238	9,886
Other locations	9,334	7,680	7,693
Reimbursable expenses and other revenues	9,511	8,410	7,626
Revenues	$914,128	$730,027	$555,117
Service Offering Information
Information about the Company’s revenues by service offering is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Software development	$644,732	$504,590	$374,426
Application testing services	174,259	140,363	109,222
Application maintenance and support	70,551	58,840	45,971
Infrastructure services	11,311	14,198	14,433
Licensing	3,764	3,626	3,439
Reimbursable expenses and other revenues	9,511	8,410	7,626
Revenues	$914,128	$730,027	$555,117

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly results for the two years ended December 31, 2015 and 2014 were as follows:

	Three Months Ended
2015	March 31	June 30	September 30	December 31	Full Year
Revenues	$200,045	$217,781	$236,049	$260,253	$914,128
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	125,887	134,256	148,479	158,291	566,913
Selling, general and administrative expenses	46,938	55,976	55,431	64,414	222,759
Depreciation and amortization expense	4,200	3,903	4,393	4,899	17,395
Goodwill impairment loss	—	—	—	—	—
Other operating (income)/expenses, net	200	40	(30)	884	1,094
Income from operations	22,820	23,606	27,776	31,765	105,967
Interest and other income, net	1,158	1,299	865	1,409	4,731
Change in fair value of contingent consideration	—	—	—	—	—
Foreign exchange (loss)/income	(5,754)	(465)	32	1,559	(4,628)
Income before provision for income taxes	18,224	24,440	28,673	34,733	106,070
Provision for income taxes	3,510	5,209	5,800	7,095	21,614
Net income	$14,714	$19,231	$22,873	$27,638	$84,456
Comprehensive income	$11,984	$22,905	$14,532	$21,939	$71,360
Basic net income per share(1)	$0.31	$0.40	$0.47	$0.56	$1.73
Diluted net income per share(1)	$0.29	$0.37	$0.44	$0.52	$1.62

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

	Three Months Ended
2014	March 31	June 30	September 30	December 31	Full Year
Revenues	$160,384	$174,695	$192,764	$202,184	$730,027
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	102,454	110,102	122,509	121,465	456,530
Selling, general and administrative expenses	32,359	38,671	42,875	49,761	163,666
Depreciation and amortization expense	3,689	5,451	5,510	2,833	17,483
Goodwill impairment loss	—	—	—	2,241	2,241
Other operating (income)/expenses, net	25	1,995	35	1,869	3,924
Income from operations	21,857	18,476	21,835	24,015	86,183
Interest and other income, net	976	1,164	1,261	1,368	4,769
Change in fair value of contingent consideration	—	—	—	(1,924)	(1,924)
Foreign exchange (loss)/income	(1,241)	(1,239)	(718)	1,123	(2,075)
Income before provision for income taxes	21,592	18,401	22,378	24,582	86,953
Provision for income taxes	4,228	3,587	3,338	6,159	17,312
Net income	$17,364	$14,814	$19,040	$18,423	$69,641
Comprehensive income	$13,787	$17,708	$10,780	$7,115	$49,390
Basic net income per share(1)	$0.37	$0.31	$0.40	$0.39	$1.48
Diluted net income per share(1)	$0.35	$0.30	$0.38	$0.37	$1.40

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.