Form 10-Q
period 2016-03-31
EPAM Systems, Inc.
filed 2016-05-09
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 29, 2016
Common Stock, par value $0.001 per share	50,668,313 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of March 31, 2016	As of December 31, 2015
Assets
Current assets
Cash and cash equivalents	$244,877	$199,449
Time deposits	—	30,181
Accounts receivable, net of allowance of $1,884 and $1,729, respectively	157,457	174,617
Unbilled revenues	115,428	95,808
Prepaid and other current assets	19,261	14,344
Employee loans, net of allowance of $0 and $0, respectively	2,646	2,689
Deferred tax assets	12,569	11,847
Total current assets	552,238	528,935
Property and equipment, net	64,294	60,499
Restricted cash	238	238
Employee loans, net of allowance of $0 and $0, respectively	3,239	3,649
Intangible assets, net	45,765	46,860
Goodwill	118,615	115,930
Deferred tax assets	18,441	18,312
Other long-term assets	5,035	4,113
Total assets	$807,865	$778,536

Liabilities
Current liabilities
Accounts payable	$3,562	$2,576
Accrued expenses and other liabilities	28,646	60,749
Deferred revenue	3,099	3,047
Due to employees	39,368	26,703
Deferred compensation due to employees	6,924	5,364
Taxes payable	25,945	29,472
Total current liabilities	107,544	127,911
Long-term debt	40,116	35,000
Deferred tax liabilities	2,583	2,402
Total liabilities	150,243	165,313
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 50,560,885 and 50,177,044 shares issued, 50,543,630 and 50,166,537 shares outstanding at March 31, 2016 and December 31, 2015, respectively	49	49
Additional paid-in capital	319,225	303,363
Retained earnings	368,953	345,054
Treasury stock	(154)	(93)
Accumulated other comprehensive loss	(30,451)	(35,150)
Total stockholders’ equity	657,622	613,223
Total liabilities and stockholders’ equity	$807,865	$778,536

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$264,482	$200,045
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	167,381	125,887
Selling, general and administrative expenses	61,494	46,938
Depreciation and amortization expense	5,102	4,200
Other operating expenses, net	174	200
Income from operations	30,331	22,820
Interest and other income, net	1,211	1,158
Foreign exchange loss	(1,290)	(5,754)
Income before provision for income taxes	30,252	18,224
Provision for income taxes	6,353	3,510
Net income	$23,899	$14,714
Foreign currency translation adjustments	4,699	(2,730)
Comprehensive income	$28,598	$11,984

Net income per share:
Basic	$0.48	$0.31
Diluted	$0.45	$0.29
Shares used in calculation of net income per share:
Basic	49,714	47,886
Diluted	52,883	51,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(US Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$23,899	$14,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,102	4,200
Bad debt expense	552	514
Deferred taxes	(482)	95
Stock-based compensation expense	10,964	9,134
Excess tax benefit on stock-based compensation plans	(2,040)	(436)
Other	50	4,964
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets:
Accounts receivable	16,993	15,262
Unbilled revenues	(18,559)	(32,261)
Prepaid expenses and other assets	(1,383)	48
Increase/(decrease) in operating liabilities:
Accounts payable	671	9,669
Accrued expenses and other liabilities	(34,098)	(10,374)
Deferred revenues	(55)	(9)
Due to employees	12,420	3,224
Taxes payable	(3,173)	(11,873)
Net cash provided by operating activities	10,861	6,871
Cash flows from investing activities:
Purchases of property and equipment	(6,185)	(1,873)
Payment for construction of corporate facilities	—	(1,591)
Employee housing loans issued	—	(266)
Proceeds from repayments of employee housing loans	470	518
Decrease/(increase) in restricted cash and time deposits, net	30,000	(29,959)
Increase in other long-term assets, net	(774)	(681)
Payments for foreign currency derivatives	(91)	—
Acquisition of businesses, net of cash acquired (Note 2)	—	(30)
Net cash provided by/ (used in) investing activities	23,420	(33,882)
Cash flows from financing activities:
Proceeds related to stock options exercises	3,108	3,855
Excess tax benefit on stock-based compensation plans	2,040	436
Proceeds from debt (Note 5)	20,000	—
Repayment of debt (Note 5)	(15,031)	—
Proceeds from government grants	135	—
Acquisition of business, deferred consideration (Note 2)	(463)	(2,801)
Net cash provided by financing activities	9,789	1,490
Effect of exchange rate changes on cash and cash equivalents	1,358	(2,650)
Net increase/(decrease) in cash and cash equivalents	45,428	(28,171)
Cash and cash equivalents, beginning of period	199,449	220,534
Cash and cash equivalents, end of period	$244,877	$192,363

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(US Dollars in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a global provider of software product engineering, technology consulting and digital expertise to clients located around the world, primarily in North America, Europe, Asia and the CIS region. The Company has expertise in various industries, including software and hi-tech, financial services, media and entertainment, travel and hospitality, retail and distribution and life sciences and healthcare.
The Company is incorporated in Delaware with headquarters in Newtown, PA. EPAM serves clients worldwide utilizing an award-winning global delivery platform and its locations in over 20 countries across North America, Europe, Asia and Australia.
Basis of Presentation —The accompanying unaudited condensed consolidated financial statements (“financial statements”) of EPAM have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The condensed consolidated financial statements include the financial statements of EPAM Systems, Inc. and its subsidiaries with all intercompany balances and transactions eliminated.
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
Reclassification — During the three months ended March 31, 2016 the Company revised the classification of certain health insurance premium and other employee fringe benefit expenses between the cost of revenues and selling, general and administrative expenses line items on the condensed consolidated statements of income and comprehensive income. The effect of this reclassification had no impact on total income from operations.
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
The Company derives its revenues from a variety of service offerings, which represent specific competencies of its IT professionals. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement, which require management to make judgments and estimates in determining the appropriate revenue recognition. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements. If there is an uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. At the time revenue is recognized, the Company provides for any contractual deductions and reduces the revenue accordingly. The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the condensed consolidated statements of income and comprehensive income.
The Company defers amounts billed to its clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Unbilled revenue is recorded when services have been provided but billed subsequent to the period end in accordance with the contract terms.
Fair Value of Financial Instruments — The Company makes assumptions about fair values of its financial assets and liabilities in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement”, and utilizes the following fair value hierarchy in determining inputs used for valuation:
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
Where the fair values of financial assets and liabilities recorded in the condensed consolidated balance sheets cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, option pricing models and other relevant valuation models. To the extent possible, observable market data is used as inputs into these models but when it is not feasible, a degree of judgment is required to establish fair values.
The Company’s contingent liabilities measured at fair value on a recurring basis are comprised of performance-based awards issued to certain former owners of acquired businesses in exchange for future services and cash settled restricted stock units issued to employees. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and risk free rate for the stock component of a contractual contingency. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. These changes could cause a material impact to, and volatility in the Company’s operating results. See Note 4 for disclosures related to fair value.
Employee Loans — The Company issues employee housing loans in Belarus, relocation loans to assist employees with relocation needs in connection with intra-company transfers and loans for the purchase of automobiles in India. There are no loans issued to principal officers, directors, and their affiliates. Although permitted by authoritative guidance, we did not elect a fair value option for these financial instruments. The housing loans were measured at fair value upon initial recognition and subsequently carried at amortized cost less allowance for loan losses, if any. Any difference between the carrying value and the fair value of a loan upon initial recognition is charged to expense. The Company intends to hold all employee loans until their maturity. Interest income is reported using the effective interest method. Where applicable, loan origination fees, net of direct origination costs, are deferred and recognized in interest income over the life of the loan.
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
Employee Housing Loans — In 2012, the Board of Directors of the Company approved the Employee Housing Program (the “Housing Program”), which provides employees with loans to purchase housing in Belarus. The housing is sold directly to employees by independent third parties. The Housing Program was designed as a retention mechanism for the Company’s employees in Belarus and is available to full-time qualified employees who have been with the Company for at least three years. The aggregate maximum lending limit of the program is $10,000, with individual loans not exceeding $50. Loans issued under the Housing Program are denominated in U.S. dollars with a 5-year term and an interest rate of 7.5%.
The housing loans are measured using the Level 3 inputs within the fair value hierarchy because they are valued using significant unobservable inputs. These housing loans are measured at fair value upon initial recognition through the market approach under ASC Topic 820, “Fair Value Measurement” and subsequently carried at amortized cost less allowance for loan losses, if any. Any difference between the carrying value and the fair value of a loan upon initial recognition is charged to expense.
Employee Loans, Other — The Company issues short-term, non-interest bearing relocation loans to employees that have relocated within the company. In addition, the Company has in the past issued and may issue in the future a small number of interest bearing loans to employees for the purchase of automobiles. Such loans are issued to qualified employees with certain conditions attached. Due to the short term duration of employee loans and high certainty of repayment, their carrying amount is a reasonable estimate of their fair value.

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
The acquired assets typically consist of customer relationships, trade names, non-competition agreements, and workforce and as a result, a substantial portion of the purchase price is usually allocated to goodwill and other intangible assets.
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with FASB ASC 350, “Intangibles - Goodwill and Other.” They are tested annually for impairment and are not amortized.
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
Stock-Based Compensation — The Company recognizes the cost of its stock-based incentive awards based on the fair value of the award at the date of grant net of estimated forfeitures. The cost is expensed evenly over the service period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Over time, the forfeiture assumption is adjusted to the actual forfeiture rate and such change may affect the timing of the total amount of expense recognized over the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.
Off-Balance Sheet Financial Instruments — The Company uses FASB ASC Topic 825, “Financial Instruments” to identify and disclose off-balance sheet financial instruments, which include credit instruments, such as commitments to make employee loans and related guarantees, standby letters of credit and certain guarantees issued under customer contracts. The face amount for these items represents the exposure to loss, before considering available collateral or the borrower’s ability to repay. Loss contingencies arising from off-balance sheet financial instruments are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe such matters exist that will have a material effect on the condensed consolidated financial statements.

2.	ACQUISITIONS
Strategic acquisitions allowed the Company to expand into desirable geographic locations, complement the existing vertical markets, increase revenue and create new service offerings.
NavigationArts — On July 10, 2015, the Company acquired all of the outstanding equity of NavigationArts, Inc. and its subsidiary, NavigationArts, LLC (collectively “NavigationArts”). The U.S.-based NavigationArts provides digital consulting, architecture and content solutions and is regarded as a leading user-experience agency. The acquisition of NavigationArts added approximately 90 design consultants to the Company’s headcount. In connection with the NavigationArts acquisition the Company paid $28,747 in cash consideration, of which $2,670 was placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement. In the first quarter of 2016, the Company decided to make a 338(h)(10) election to treat the NavigationArts acquisition as an asset purchase for tax purposes. As a result, the Company is obligated to pay an additional $1,797 to the sellers of NavigationArts, as provided for in the stock purchase agreement. This liability is recorded as deferred consideration.
AGS — On November 16, 2015, the Company acquired all of the outstanding equity of Alliance Consulting Global Holdings, Inc including its wholly-owned direct and indirect subsidiaries Alliance Global Services, Inc., Alliance Global Services, LLC, companies organized under the laws of USA, and Alliance Global Services IT India, a company organized under the laws of India (collectively, “AGS”). AGS provides software product development services and test automation solutions and has multiple locations in the United States and India. The acquisition of AGS added 1,151 IT professionals to the Company’s headcount in the United States and India. In connection with the AGS acquisition, the Company paid $51,254 as cash consideration, of which $5,000 was placed in escrow for a period of 15 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement. The Company made a true-up payment for working capital in the amount of $463 during the quarter ended March 31, 2016.
The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition as originally reported during the year 2015 and at March 31, 2016:

	NavigationArts		AGS		Total
	As Originally Reported	As of March 31, 2016	As Originally Reported	As of March 31, 2016	As Originally Reported	As of March 31, 2016
Cash and cash equivalents	$1,317	$1,317	$1,727	$1,727	$3,044	$3,044
Trade receivables and other current assets	3,920	3,920	10,600	10,600	14,520	14,520
Property and equipment and other long-term assets	230	230	1,665	1,665	1,895	1,895
Deferred tax asset	—	—	4,996	4,996	4,996	4,996
Acquired intangible assets	1,500	2,800	10,000	10,000	11,500	12,800
Goodwill	23,822	23,794	33,815	33,675	57,637	57,469
Total assets acquired	30,789	32,061	62,803	62,663	93,592	94,724
Accounts payable and accrued expenses	871	871	3,087	2,792	3,958	3,663
Bank loans and other long-term liabilities	—	—	—	295	—	295
Deferred revenue	50	50	1,049	1,049	1,099	1,099
Due to employees	596	596	3,010	3,010	3,606	3,606
Deferred tax liability	525	—	3,800	3,800	4,325	3,800
Total liabilities assumed	2,042	1,517	10,946	10,946	12,988	12,463
Net assets acquired	$28,747	$30,544	$51,857	$51,717	$80,604	$82,261

The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date and updated for any changes as of March 31, 2016. The fair values reflected are subject to change and such changes could be significant. The Company is gathering additional information necessary to finalize the estimated fair values of the net assets presented.
For NavigationArts, intangible assets were adjusted to reflect the results of a preliminary valuation report obtained as well as certain adjustments were made to goodwill and deferred tax liability as a result of the 338(h)(10) election to treat NavigationArts acquisition as an asset purchase for tax purposes, increasing net assets acquired by $1,797. For AGS, due to the working capital true up adjustment, goodwill and the net assets acquired decreased by $140 and bank loans and other long-term liabilities were separated out of accrued expenses with no impact on the net assets acquired.
The following table presents the estimated fair values and useful lives of intangible assets acquired from NavigationArts and AGS:

	NavigationArts		AGS
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$2,800	10	$10,000
Total		$2,800		$10,000
As of March 31, 2016, NavigationArts and AGS have been significantly integrated into the Company and as such, it is not possible to precisely report their individual post-acquisition results of operations. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions are not material to the Company’s consolidated results of operations, individually or in the aggregate.
3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2016	$81,464	$34,466	$115,930
NavigationArts purchase accounting adjustment (Note 2)	2,030	—	2,030
AGS purchase accounting adjustment (Note 2)	(140)	—	(140)
Effect of net foreign currency exchange rate changes	139	656	795
Balance as of March 31, 2016	$83,493	$35,122	$118,615
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
There were no accumulated impairments losses in any of the North America or Europe operating segments as of March 31, 2016 or December 31, 2015.

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
The following tables show the fair values of the Company’s financial assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

	As of March 2016
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	$244,877	$244,877	$—	$—
Time deposits and restricted cash	238	—	238	—
Employee loans	5,885	—	—	5,885
Total assets measured at fair value	$251,000	$244,877	$238	$5,885

Performance-based equity awards	$6,849	$—	$—	$6,849
Cash-settled restricted stock units	75	75	—	—
Total liabilities measured at fair value	$6,924	$75	$—	$6,849

	As of December 2015
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	$199,449	$199,449	$—	$—
Time deposits and restricted cash	30,419	—	30,419	—
Employee loans	6,338	—	—	6,338
Total assets measured at fair value	$236,206	$199,449	$30,419	$6,338

Performance-based equity awards	$5,364	$—	$—	$5,364
Total liabilities measured at fair value	$5,364	$—	$—	$5,364
As of March 31, 2016 and December 31, 2015, the only financial liabilities related to acquisitions of businesses included performance-based equity awards.
Sensitivity to Changes in Significant Unobservable Inputs
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the three months ended March 31, 2016, is as follows:

Amount
Contractual contingent liabilities at January 1, 2016	$5,364
Liability-classified stock-based awards	1,287
Changes in fair value of contractual contingent liabilities included in earnings	198
Contractual contingent liabilities at March 31, 2016	$6,849
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2016 and 2015. Changes in the values of these financial liabilities, if any, are typically included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of income and comprehensive income.

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

The 2014 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries. The 2014 Credit Facility includes customary business and financial covenants and restricts the Company's ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered. As of March 31, 2016, the Company was in compliance with all covenants contained in the 2014 Credit Facility.
As of March 31, 2016, the outstanding debt of the Company under the 2014 Credit Facility was $40,000 and is subject to a LIBOR-based interest rate, which resets on a quarterly basis. As of March 31, 2016, the borrowing capacity of the Company under the 2014 Credit Facility was $60,000.

6.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended March 31, 2016 and 2015 was 21.0% and 19.3%, respectively. The main factor that caused an increase in our worldwide effective tax rate was the change in the geographic mix of the current year earnings towards countries with higher statutory rates such as the U.S., Germany, Canada and India.
For the three months ended March 31, 2016 and 2015, the difference between our effective income tax rates and the U.S. federal statutory rate is primarily due to the effect of the Belarus tax holiday and earnings taxed in countries that have lower rates than the United States.

7.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the condensed consolidated statements of income and comprehensive income:

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$3,644	$2,484
Selling, general and administrative expenses - Acquisition related	3,010	4,492
Selling, general and administrative expenses - All other	4,310	2,158
Total	$10,964	$9,134

Equity Plans
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors. As of March 31, 2016, 554,070 shares remained available for issuance under the 2012 Directors Plan.
2015 Long-Term Incentive Plan — On June 11, 2015, the Company's stockholders approved the 2015 Long Term Incentive Plan (“2015 Plan”) to be used to issue equity grants to company personnel. As of March 31, 2016, 7,902,977 shares remained available for issuance under the 2015 Plan. All of the awards issued pursuant to the 2015 Plan expire 10 years from the date of grant.
2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity grants to company personnel. In June 2015, the 2012 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2012 Plan and any shares that are subject to an award that was previously granted under the 2012 Plan and that expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the awards issued pursuant to the 2012 Plan expire 10 years from the date of grant.

2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan permitted the granting of options to directors, employees, and certain independent contractors. In January 2012, the 2006 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2006 Plan and any shares that are subject to an option award that was previously granted under the 2006 Plan and that expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the awards issued pursuant to the 2006 Plan expire 10 years from the date of grant.
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	7,450,914	$34.07	$331,938
Options granted	284,383	70.50	1,186
Options exercised	(354,341)	12.30	(22,100)
Options forfeited/cancelled	(47,700)	47.96	(1,274)
Options outstanding at March 31, 2016	7,333,256	$36.45	$280,277

Options vested and exercisable at March 31, 2016	3,829,718	$25.43	$188,575
Options expected to vest	3,273,437	$48.11	$86,942
As of March 31, 2016, total remaining unrecognized compensation expense related to unvested stock options, net of forfeitures was approximately $64,021 under the 2015 Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years.
As of March 31, 2016, the weighted average remaining contractual term was 6.7 years for fully vested and exercisable outstanding options and 8.5 years for outstanding options expected to vest.
As of March 31, 2016, a total of 74,831 shares underlying options exercised through March 31, 2016, were in transfer with the Company’s transfer agent.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the three months ended March 31, 2016, as compared with the assumptions disclosed in Note 14 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Restricted Stock and Restricted Stock Units
Other awards include awards of restricted stock and restricted stock units (“RSUs”) under the Company’s 2012 Directors Plan and the 2015 Plan. In addition, the Company has issued in the past, and may issue in the future its equity securities to compensate employees of acquired businesses for future services. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards dependent on continuing employment only and performance-based awards, which are granted and vest only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents with typical vesting period of three years, with 33.3% of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant.

Service-Based Awards
Summarized activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2016, was as follows:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2016	306,839	$41.14	149,272	$57.55	—	$—
Awards granted	—	—	378,016	70.52	207,296	70.52
Awards vested	(4,957)	17.37	(29,500)	49.80	—	—
Awards forfeited/cancelled	(572)	36.57	(1,672)	66.77	(118)	70.52
Unvested service-based awards outstanding at March 31, 2016	301,310	$41.54	496,116	$67.86	207,178	$70.52
As of March 31, 2016, the aggregate unrecognized compensation expense for all outstanding service-based restricted stock was $8,088. This expense is expected to be recognized over the next 1.2 years using the weighted average method.
As of March 31, 2016, the aggregate unrecognized compensation expense for all outstanding service-based equity-classified RSUs was $30,341. This expense is expected to be recognized over the next 2.4 years using the weighted average method.
As of March 31, 2016, the aggregate unrecognized compensation expense for all outstanding service-based liability-classified RSUs was $15,403. This expense is expected to be recognized over the next 2.5 years using the weighted average method.
Performance -Based Awards
Summarized activity related to the Company’s performance-based awards for the three months ended March 31, 2016, was as follows:

	Equity-Classified Equity-Settled Restricted Stock		Liability-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2016	22,090	$37.52	211,206	$39.65	14,000	$70.22
Awards granted	—	—	—	—	—	—
Awards vested	(6,784)	36.57	—	—	—	—
Awards forfeited/cancelled	(6,176)	36.57	—	—	—	—
Unvested performance-based awards outstanding at March 31, 2016	9,130	$38.87	211,206	$39.65	14,000	$70.22
As of March 31, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified restricted stock was $457. This expense is expected to be recognized over the next 1.2 years using the weighted average method.
As of March 31, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based liability-classified restricted stock was $8,922. This expense is expected to be recognized over the next 1.1 years using the weighted average method.

As of March 31, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified RSUs was $716. This expense is expected to be recognized over the next 1.6 years using the weighted average method.

8.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock and unvested equity-settled RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2016	2015
Numerator for common earnings per share:
Net income	$23,899	$14,714
Numerator for basic and diluted earnings per share	$23,899	$14,714

Denominator for basic earnings per share:
Weighted average common shares outstanding	49,714	47,886
Effect of dilutive securities:
Stock options, RSUs and restricted stock awards	3,169	3,114
Denominator for diluted earnings per share	52,883	51,000

Net income per share:
Basic	$0.48	$0.31
Diluted	$0.45	$0.29
During the three months ended March 31, 2016 and 2015, a total of 2,218 and 121 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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

The Company manages its business primarily based on the geographic managerial responsibility for its client base. As managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of the Company’s reportable segments. In some cases, managerial responsibility for a particular client is assigned to a management team in another region and is usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In such cases, the client’s activity would be reported through the management team’s reportable segment.
The Company’s reportable segments are North America, Europe, Russia and Other. The revenues in the Other segment represented less than 1% of total segment revenues in 2014 and 2015 due to the ending of certain customer relationships and contractual changes with other clients. As no substantial clients remained in the segment, during the first quarter of 2016, the Company shifted managerial responsibility for the remaining clients to the Russia segment. This change does not represent a change in the Company's existing segments but rather a movement in responsibility for several clients that represent less than 1% of total segment revenue.
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
Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
Total segment revenues:
North America	$147,490	$100,269
Europe	107,843	91,152
Russia	9,481	7,513
Other	—	1,260
Total segment revenues	$264,814	$200,194
Segment operating profit:
North America	$30,655	$24,068
Europe	16,832	15,340
Russia	1,160	(271)
Other	—	(457)
Total segment operating profit	$48,647	$38,680
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three months ended March 31, 2016 and 2015, revenues from one customer, UBS AG, were $35,669 and $30,933, respectively, and accounted for more than 10% of total revenues. Revenues from this customer included reimbursable expenses and were included in the Company’s Europe segment in the periods indicated.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of March 31, 2016, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 15.2% and 17.2% of our total billed and unbilled trade receivables, respectively.

Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2016	2015
Total segment revenues	$264,814	$200,194
Other income	(332)	(149)
Revenues	$264,482	$200,045

Total segment operating profit:	$48,647	$38,680
Unallocated amounts:
Other income	(332)	(149)
Stock-based compensation expense	(10,964)	(9,134)
Non-corporate taxes	(1,080)	(825)
Professional fees	(1,726)	(1,822)
Depreciation and amortization	(1,691)	(1,329)
Bank charges	(341)	(367)
Other corporate expenses	(2,182)	(2,234)
Income from operations	30,331	22,820
Interest and other income, net	1,211	1,158
Foreign exchange gain/(loss)	(1,290)	(5,754)
Income before provision for income taxes	$30,252	$18,224
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	As of March 31, 2016	As of December 31, 2015
Belarus	$44,724	$44,879
Ukraine	5,091	4,487
Hungary	3,369	2,485
Russia	3,099	2,084
United States	2,314	1,969
India	1,333	1,099
Poland	1,464	1,088
Other	2,900	2,408
Total	$64,294	$60,499

Information about the Company’s revenues by client location is as follows:

	Three Months Ended March 31,
	2016	2015
United States	$135,558	$92,182
United Kingdom	42,990	38,565
Switzerland	30,765	26,351
Canada	15,701	12,485
Russia	8,952	7,259
Germany	8,706	6,498
Hong Kong	5,754	5,210
Netherlands	2,547	2,046
Sweden	4,060	2,013
Belgium	2,124	1,525
Kazakhstan	742	1,259
Ireland	1,184	1,187
Other locations	2,953	1,608
Reimbursable expenses and other revenues	2,446	1,857
Revenues	$264,482	$200,045

11.	RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation.  The amendments in this update simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is evaluating the future effects of the adoption of this update on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases greater than 1 year, regardless of whether they were previously accounted for as capital or operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impacts of adopting as well as the timing of when it will adopt this ASU.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify disclosure. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The implementation of this standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and “Part II. Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
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
Year-to-Date 2016 Developments and Trends
During the first three months of 2016, our revenues were $264.5 million, an increase of approximately 32.2% over $200.0 million reported for the same period a year ago. Our performance remained strong across our key verticals, with Life Sciences and Healthcare vertical emerging rapidly and showing growth of 44.4% during the first three months of 2016 as compared to the first three months of 2015.
We seek to grow revenues by continually expanding the scope and size of our engagements, as well as by growing our key customer base through business development efforts and strategic acquisitions in many areas including digital design. During the first quarter of 2016, we focused on integrating our acquired business as well as continuing to develop our existing business, both geographically and across industry verticals. As we enter new geographies through acquisitions and organic growth, we continue to seek to expand our service offerings and industry expertise in those new locations. Following our AGS acquisition, we are establishing our presence in India where we obtained a new base of IT professionals.
We remain committed to maintaining and continuing to diversify a well-balanced portfolio of clients. During the first quarter of 2016, our top five and top ten customers accounted for 30.8% and 41.4% of consolidated revenues, compared to 35.5% and 46.4% during the first quarter of 2015, respectively.

Summary of Results of Operations and Non-GAAP Financial Measures
The following table presents a summary of our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase
	2016	2015	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$264,482	$200,045	$64,437	32.2%
Income from operations	30,331	22,820	7,511	32.9%
Net income	23,899	14,714	9,185	62.4%
The key highlights of our consolidated results for the three months ended March 31, 2016, as compared to the corresponding periods of 2015, were as follows:

•	Our North American geography had the greatest impact on revenue growth, growing $46.6 million during the three months ended March 31, 2016, or 44.5% over the corresponding period of 2015;

•
Revenue increased in all our key verticals and in particular within the Travel and Consumer vertical, which grew $15.9 million in the first quarter of 2016 over the corresponding period of 2015. High growth expressed in percentage terms was noted particularly in the Life Sciences and Healthcare and Media and Entertainment verticals, which grew 44.4% and 43.7%, respectively in the first quarter of 2016 over the corresponding period of 2015;

•	Income from operations grew by 32.9% during the three months ended March 31, 2016 compared with the corresponding period of 2015 as we continued our aggressive growth;

•
Net income increased by 62.4% during the first quarter of 2016 compared with the corresponding period of 2015. Expressed as a percentage of revenues, net income was 9.0% during the three months ended March 31, 2016, compared with the 7.4% in the corresponding period of 2015 despite the adverse effect of the higher effective tax rate in 2016 as compared to 2015.

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
Effects of Inflation
Economies in CIS countries, particularly Belarus, Russia and Ukraine, have periodically experienced high rates of inflation. Periods of higher inflation may slow economic growth in those countries and as a result decrease demand for our services, and negatively impact the business of our existing clients. Inflation is likely to increase some of our expenses, which may reduce our profitability, as we may not be able to pass these increases on to our clients. Generally, our largest expense that could be impacted by inflation is wages. We do not rely on borrowed funds for operations in those locations; therefore, increases in interest rates typical for inflationary environments do not currently pose a risk to our business.
Ukraine has been experiencing political and economic turmoil severely impacting the Ukrainian economy. The Ukrainian currency has been weakened and the negative outlook in the Ukrainian economy continues. We have not experienced a significant impact from the inflation in Ukraine. We do not have clients located in Ukraine.
Inflation in Russia increased late in 2014 due to weakening of the Russian ruble and decreasing oil prices. During 2015, inflation in Russia remained steady with some decline observed during 2016. Our operations in Russia have not been directly affected by local inflation; however, we have noted some decline in demand for our services by our clients in Russia.

Belarus experienced hyperinflation in the past and may experience high levels of inflation in the future. We have not seen a significant impact from the inflation in Belarus as our largest expense there, wages, is denominated in U.S. dollars in order to provide stability in our business and for our employees. We do not have significant clients located in Belarus and in the first three months of 2016, we had approximately $0.3 million, or 0.1%, of our revenues denominated in Belarusian rubles. The functional currency for financial reporting purposes in Belarus is US dollars.
Other locations where we have clients or perform services are not experiencing significant inflation and our business is not materially impacted by inflation in those locations.
Results of Operations
The following table sets forth a summary of our consolidated results of operations for the periods indicated. This information should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this annual report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$264,482	$200,045	$64,437	32.2%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	167,381	125,887	41,494	33.0%
Selling, general and administrative expenses(2)	61,494	46,938	14,556	31.0%
Depreciation and amortization expense	5,102	4,200	902	21.5%
Other operating expenses, net	174	200	(26)	(13.0)%
Income from operations	30,331	22,820	7,511	32.9%
Interest and other income, net	1,211	1,158	53	4.6%
Foreign exchange loss	(1,290)	(5,754)	4,464	(77.6)%
Income before provision for income taxes	30,252	18,224	12,028	66.0%
Provision for income taxes	6,353	3,510	2,843	81.0%
Net income	$23,899	$14,714	$9,185	62.4%

(1)	Included $3,644 and $2,484 of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.

(2)	Included $7,320 and $6,650 of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues
During the three months ended March 31, 2016, our revenues grew 32.2% over the corresponding period in 2015, to $264.5 million in total revenues. This trend is mainly attributable to our ability to retain and increase the level of services we provide to our existing customers including our top and long-term clients. We continue targeting new customers and expanding our presence in various verticals, both organically and through acquisitions.
Our largest contributor to consolidated revenue in terms of geography is North America, which accounted for 57.2% of consolidated revenues during the three months ended March 31, 2016, an increase of 4.9% over the corresponding period in 2015. During the three months ended March 31, 2016, revenues in North America grew $46.6 million, or 44.5%, over the same period last year.
Revenues from all major verticals in North America grew during the three months ended March 31, 2016 compared with the same period last year. This result is partly attributed to continuing strong performance by our existing top clients in the North America’s top performing the Software and Hi-Tech and the Travel and Consumer verticals. Revenues from the Software and Hi-Tech vertical in North America increased by $9.5 million and revenue from the Travel and Consumer vertical increased $11.3 million for the three months ended March 31, 2016 compared with the same period last year. During the three months ended March 31, 2016, significant revenues increases in percentage terms in North America came from the Financial Services vertical, showing an increase of 128.3%, over the corresponding period of 2015.

In our European geography, the Financial Services vertical contributed the most to revenue growth and accounted for 45.4% of overall revenue growth in this geography during the three months ended March 31, 2016, compared to the same period in 2015. The Financial Services vertical remained our largest vertical on a consolidated basis with the majority of its revenue, $48.6 million for the first quarter of 2016, coming from the European geography. During the first quarter of 2016, revenues from the Financial Services vertical in Europe increased by $6.9 million, or 16.5%, over the corresponding period of 2015. Continued solid performance of the Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing customers located in Europe. In particular, 6.8% of consolidated revenue growth during the three months ended March 31, 2016, was attributable to increased business from our top customer located in Switzerland. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer vertical. During the three months ended March 31, 2016, revenues from this vertical increased by $3.5 million over the corresponding period in 2015 and accounted for 23.0% of total growth in the period in the European geography.
Revenues in the CIS geography increased by $1.3 million, or 15.3%, during the three months ended March 31, 2016 as compared to the corresponding period of 2015. The increase was mainly attributable to the Banking and Financial Services vertical, which increased by $0.9 million during the three months ended March 31, 2016, compared to the same period in 2015. The CIS region overall has been impacted by the microeconomic instability and significant foreign currency fluctuations in Russia and CIS countries had a material negative impact on the revenues from those locations.
During the first quarter of 2016, revenues from the APAC region increased by $0.8 million, or 14.2%, over the corresponding period of 2015. We have focused on expanding our business in this region beyond banking and financial services, which represent 80.9% of revenue in the APAC region during the first quarter of 2016, to other key verticals, including retail and consumer markets. During the three months ended March 31, 2016, compared to the corresponding period of 2015, we have established new clients in the Travel and Consumer and Media and Entertainment verticals.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the three months ended March 31, 2016, cost of revenues (exclusive of depreciation and amortization) was $167.4 million representing an increase of 33.0% over the corresponding period of 2015. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 0.4% over the corresponding period of 2015 to 63.3% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the first quarter of 2016 was primarily driven by a $39.5 million increase in compensation costs for revenue producing delivery personnel, including an increase in stock-based compensation expense of $1.2 million. The increase was mainly attributable to a 35.4% growth in the average number of delivery professionals, resulting from organic growth as well as personnel additions from our strategic acquisitions in 2015.
Selling, General and Administrative Expenses
We continued to invest in key areas including sales, infrastructure, industry expertise, and other functions supporting global operations and our growth. During the three months ended March 31, 2016, selling, general and administrative expenses were $61.5 million representing an increase of 31.0% over the corresponding period of 2015. As a percentage of revenues, selling, general and administrative expenses increased 0.2% over the corresponding period of 2015, to 23.3% of consolidated revenues.
An increase in selling, general and administrative expenses during the three months ended March 31, 2016, compared to the same period of 2015, was primarily driven by an $8.1 million increase in personnel-related costs, which includes salaries and stock-based compensation expense. Of these personnel-related costs, stock-based compensation expense comprised $0.7 million of the increase during the three months ended March 31, 2016, compared to the same period of 2015.
Our selling, general and administrative expenses have increased primarily as a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our growth. During the three months ended March 31, 2016, we experienced a 21.9% growth in the average non-production headcount as compared to the same period of 2015.
In addition, we have issued stock to the sellers and/or personnel in connection with our business acquisitions and have been recognizing stock-based compensation expense in the periods after the closing of these acquisitions as part of the selling, general and administrative expenses. Such stock-based compensation expense related to acquisitions comprised 41.1% of total selling, general and administrative stock-based compensation expense for the three months ended March 31, 2016, and 67.5% in the same period of 2015.

Depreciation and Amortization Expense
During the three months ended March 31, 2016, depreciation and amortization expense was $5.1 million, as compared to $4.2 million in the corresponding period last year. Expressed as a percentage of revenues, depreciation and amortization expense decreased 0.2% during the three months ended March 31, 2016 as compared with the corresponding period of 2015. The increase in depreciation and amortization expense is mainly due to the impact from the constructed office building in Belarus that was placed in service during the third quarter of 2015.
Interest and Other Income, Net
Net interest and other income was $1.2 million during the three months ended March 31, 2016 representing an increase of $0.1 million compared to the corresponding period last year. The increase was primarily driven by interest received on cash accounts in Belarus and, to a lesser extent, interest earned on employee housing loans.
Provision for Income Taxes
Our effective tax rate for the three months ended March 31, 2016 and 2015, was 21.0% and 19.3%, respectively. The main factor that caused an increase in our worldwide effective tax rate was the change in the geographic mix of the current year earnings towards countries with higher statutory rates such as the U.S., Germany, Canada and India.
Results by Business Segment
Our reportable segments are based on managerial responsibility for a particular client. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of our senior management team. In such cases, the client’s activity would be reported through the management team’s reportable segment.
Our reportable segments are North America, Europe, Russia and Other. The revenues in the Other segment represented less than 1% of total segment revenues in 2014 and 2015 due to the ending of certain customer relationships and contractual changes with other clients. As no substantial clients remained in the segment, during the first quarter of 2016, we shifted managerial responsibility for the remaining clients to the Russia segment. This change does not represent a change in our existing segments but rather a movement in responsibility for several clients that represent less than 1% of total segment revenue.
Each segment engages in business activities that generate revenues and incurs expenses. Separate financial information is available for each segment and it is used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), in determining how to allocate resources and evaluate performance based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount. However, certain expenses are not specifically allocated to specific segments, as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Stock based compensation expense is not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations.

Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total segment revenues:
North America	$147,490	$100,269
Europe	107,843	91,152
Russia	9,481	7,513
Other	—	1,260
Total segment revenues	$264,814	$200,194
Segment operating profit:
North America	$30,655	$24,068
Europe	16,832	15,340
Russia	1,160	(271)
Other	—	(457)
Total segment operating profit	$48,647	$38,680
North America Segment
During the three months ended March 31, 2016, revenues for the North America segment increased $47.2 million, or 47.1%, over the corresponding period in 2015 and segment operating profits increased $6.6 million, or 27.4%, as compared to the same period last year.
During the three months ended March 31, 2016, revenues from our North America segment were 55.7% of total revenues, which increased from the 50.1% percentage of total revenues in the corresponding period of 2015. As a percentage of North America segment revenues, the North America segment’s operating profit was 20.8% during the three months ended March 31, 2016 and 24.0% in the same period of 2015.
The increase in revenues during the three months ended March 31, 2016 was driven by continued expansion of existing customer relationships and by revenues from new clients. During the first three months of 2016, operating results of the North America operating segment benefited from our 2015 acquisitions of AGS and NavigationArts, which mainly generate revenues in North America.
Europe Segment
During the three months ended March 31, 2016, revenues from our Europe segment were 40.7% of total segment revenues and represented an increase of $16.7 million, or 18.3%, over the corresponding period of 2015. During the three months ended March 31, 2016, segment operating profits increased $1.5 million, or 9.7%, as compared to the same period of 2015, to $16.8 million of net operating profit.
Europe continues to be a growing segment in our portfolio as our business model continues to gain considerable traction with European-based clients primarily in the banking and financial services sector. Our Europe segment benefited from the continued growth of the business in APAC, which is managed by the same management team. We have gained several new clients in various industries in that region during the three months ended March 31, 2016, compared with the corresponding period of 2015. We expect that many of our new and existing customers in other business verticals will use our services in that fast-growing region resulting in possible revenue and operating profit increases for the Europe segment.
Russia and Other Segments
During the three months ended March 31, 2016, revenues from our Russia segment were $9.5 million representing an increase of $2.0 million compared to the corresponding period of 2015. During the three months ended March 31, 2016, operating profit of the Russia segment increased $1.4 million as compared to the same period of 2015, to $1.2 million net operating profit. Since 2014, the United States and the European Union have imposed and expanded sanctions targeting Russian government and government-controlled interests and certain government officials. While this has not directly impacted our business in Russia, the sanctions aggravated the overall Russian economy and negatively influenced the business of our major clients in the region, decreasing demand for our services.

During the three months ended March 31, 2016, no substantial clients remained in the Other segment, and as a result we shifted managerial responsibility for the remaining clients to the Russia segment. This change does not represent a change in our existing segments but rather a movement in responsibility for several clients that represent less than 1% of total segment revenue.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments causing instability between revenues and associated profits. Strong foreign currency fluctuations in the fourth quarter of 2014 further destabilized the economic situation in the regions that are included in these segments and negatively impacted our business in Russia and CIS countries during the first quarter of 2015. The revenues in the Other segment represented less than 1% of total segment revenues in the first quarter of 2015 due to the ending of certain customer relationships and contractual changes with other clients.
Liquidity and Capital Resources
Capital Resources
At March 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $244.9 million and $60.0 million of available borrowings under our revolving line of credit.
As of March 31, 2016, $236.3 million of our total cash and cash equivalents were held outside the United States. Of this amount, $120.7 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 3.7% during the first three months of 2016. As of March 31, 2016, a balance of $49.7 million U.S. dollars is kept in an unrestricted account in our Cyprus entity's bank in the United Kingdom. Our subsidiaries in the CIS or APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, as a result of various factors such as any global or regional instability or changes in tax laws in place for a specific time period, we may later decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $236.2 million would be subject to foreign withholding taxes, of which $191.5 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
On September 12, 2014, we established a revolving credit facility with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank. This credit facility consists of a $100.0 million revolving line of credit, with a maturity date of September 12, 2019. There is potential to increase the credit facility up to $200.0 million if certain conditions are met. Borrowings under the credit facility may be denominated in United States Dollars or, up to a maximum of $50.0 million in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). As of March 31, 2016, we had outstanding debt of $40.0 million under the 2014 Credit Facility, with the balance of the credit limit of $60.0 million remaining available for use.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$10,861	$6,871
Net cash provided by/ (used in) investing activities	23,420	(33,882)
Net cash provided by financing activities	9,789	1,490
Effect of exchange rate changes on cash and cash equivalents	1,358	(2,650)
Net increase/ (decrease) in cash and cash equivalents	45,428	(28,171)
Cash and cash equivalents, beginning of period	199,449	220,534
Cash and cash equivalents, end of period	$244,877	$192,363

Operating Activities
Net cash provided by operations during the three months ended March 31, 2016 increased by $4.0 million to $10.9 million, as compared to $6.9 million net cash provided by operations in the corresponding period of 2015. This increase in operating cash flows for the first three months of 2016 as compared to the same period in 2015 is mainly attributable to an increase in customer collections. The net cash provided by customer collections for the first three months of 2016 as compared to the same period in 2015 is partially offset by an increase in payroll, taxes and spending on facilities. Unbilled receivables have grown but have been mostly offset by a decrease in accounts receivable during the first quarter of 2016. This increase in unbilled receivables is consistent with our growth in revenue and majority of these unbilled receivables are current, with over 62% recorded in March 2016 and over 95% recorded during the first quarter of 2016.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2016 was $23.4 million and consisted primarily of a matured $30 million interest bearing time deposit set up by our Cyprus entity in the United Kingdom. Upon maturity in March 2016, these funds were placed back into cash and cash equivalents. In both periods, investing activities included expenditures on property, plant and equipment to support our growth and geographic expansion, with a total of $4.3 million more cash used during the three months of 2015, compared to the same period in 2016. During the three months ended March 31, 2015, we spent $1.6 million for construction of corporate facilities in Minsk, Belarus. The construction of corporate facilities in Minsk, Belarus was finished during the third quarter of 2015.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2016 was $9.8 million, and include $3.1 million of proceeds from stock option exercises and $5.0 million net inflow from borrowings under the 2014 Credit Facility. Net cash provided by financing activities during the three months ended March 31, 2015 was $1.5 million, and consisted mainly of $3.9 million proceeds from stock option exercises, offset by payments of deferred consideration in the amount $2.8 million.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
As of March 31, 2016, our fixed and determinable contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations	$40,150	$77	$62	$40,011	$—
Operating lease obligations	61,943	22,434	29,162	6,789	3,558
Capital lease obligations	150	104	46	—	—
	$102,243	$22,615	$29,270	$46,800	$3,558
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
We derive our revenues from a variety of service offerings, which represent specific competencies of our IT professionals. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement, which require management to make judgments and estimates in determining appropriate revenue recognition. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements.
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
Where the fair values of financial assets and liabilities recorded in the condensed consolidated balance sheets cannot be derived from an active market, they are determined using a variety of valuation techniques. These valuation techniques include a net present value technique, comparison to similar instruments with market observable inputs, option pricing models and other relevant valuation models. To the extent possible, observable market data is used as inputs into these models but when it is not feasible, a degree of judgment is required to establish fair values.
Our contingent liabilities measured at fair value on a recurring basis consist of performance-based awards issued to certain former owners of acquired businesses in exchange for future services. Contingent liabilities are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs according to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. As of March 31, 2016, the significant portion of our contingent liabilities measured at fair value on a recurring basis has been settled and, therefore, uncertainty associated with the earnout assumptions has been significantly curtailed along with the risk of causing a material impact to, and volatility in our operating results.

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
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with FASB ASC 350, “Intangibles - Goodwill and Other”. They are tested annually for impairment and are not amortized.
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
Stock-Based Compensation — Equity-based compensation cost relating to the issuance of stock-based awards to employees is based on the fair value of the award at the date of grant, which is expensed ratably over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet criteria for equity classification are recorded in liabilities and adjusted to fair value at the end of each reporting period.
Recent Accounting Pronouncements
See Note 11 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for additional information.
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
At March 31, 2016, loans issued to employees were $5.9 million, or 0.7% of our total assets. These loans potentially expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on the personal income of borrowers obtained through their employment with EPAM and may be adversely affected by macroeconomic changes, such as currency devaluation and inflation. Given a large demand for the program among our employees and its advantages as compared to alternative methods of financing available on the market, we expect the borrowers to fulfill their obligations, and we estimate the probability of voluntary termination of employment among the borrowers as de minimis. Additionally, housing loans are capped at $50 thousand per loan and secured by real estate financed through the program. We establish a maximum loan-to-value ratio of 70% and expect a decrease in the ratio over the life of a housing loan due to on-going payments by employees.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in the CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of March 31, 2016, $142.4 million of total cash was held in CIS countries, with $120.7 million of that in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of March 31, 2016, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 15.2% and 17.2% of our total billed and unbilled trade receivables, respectively.
During the three months ended March 31, 2016, our top five customers accounted for 30.8% of our total revenues, and our top ten customers accounted for 41.4% of our total revenues. During the three months ended March 31, 2015, our top five customers accounted for 35.5% of our total revenues, and our top ten customers accounted for 46.4% of our total revenues.
During the three months ended March 31, 2016 and 2015, revenues from one customer, UBS AG, were $35.1 million and $30.9 million, respectively, and accounted for more than 10% of total revenues. Indicated revenues do not include reimbursable expenses.
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
As of March 31, 2016 we have borrowed under our 2014 Credit Facility and have outstanding debt of $40.0 million. The interest rate for this debt is based on LIBOR, which is set to change quarterly, according to the 2014 Credit Facility agreement. We do not believe we are exposed to material direct risks associated with changes in interest rates related to this borrowing.
We offer loans under our Employee Housing Program and these loans are designed to be a retention mechanism for our employees in Belarus. These loans are financed with available funds of our Belarusian subsidiary and we do not believe that employee loans issued by us under our Employee Housing Program expose us to significant interest rate risks.

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
Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash outflows for expenditures in foreign currencies. Our results of operations can be affected if any of the currencies, which we use materially in our business, appreciate or depreciate against the U.S. dollar. Our exchange rate risk primarily arises from our foreign currency revenues and expenses, however, our exposure to currency exchange rate changes is diversified due to the variety of countries and currencies in which we conduct business.
Based on our results of operations for the first quarter of 2016, if currencies were not impacted by foreign exchange fluctuations and results were evaluated on a constant currency basis using rates from the first quarter in 2015, our consolidated revenue would have been higher by 1.7%. Revenue in the first quarter of 2016 compared on a constant currency basis to the first quarter of 2015 was impacted negatively by most major currencies such as British pound sterling, Russian ruble, and Canadian dollar, and offset by positive impact from the euro. If compared on the same constant currency basis, our net income would have been lower by 11.4% as the impact from the currency declines also had a favorable impact on the expenses at our offshore delivery centers. Net income in the first quarter of 2016 compared on the constant currency basis to the first quarter of 2015 was impacted positively by the Russian ruble, Hungarian forint, euro and Polish zloty and was partially offset by the negative impact from the British pounds sterling, Canadian dollar.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $1.5 million during the three months ended March 31, 2016, and $5.7 million during the three months ended March 31, 2015. The decrease in net foreign exchange loss in the first three months of 2016 compared to the same period of 2015 was primarily attributable to stabilization in exchange rates of Russian ruble, euro, British pound sterling and Canadian dollar against the U.S. dollar in the periods indicated. This loss is included in our condensed consolidated statements of income and comprehensive income.
Foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the condensed consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of March 31, 2016, approximately 24.9% of our total net assets were subject to foreign currency translation exposure, as compared to 24.3% as of March 31, 2015. During the three months ended March 31, 2016 and 2015, net income generated by foreign subsidiaries for which the functional currency was not U.S. dollars was 63.3% and 54.0%, respectively.
During the three months ended March 31, 2016 and 2015, we recorded $4.7 million of translation gains and $2.7 million of translation losses in each respective period within our condensed consolidated statements of income and comprehensive income. During the periods presented, our condensed consolidated statements of income and comprehensive income were not materially affected by gains or losses arising from translating financial statements of our foreign subsidiaries from functional currency to U.S. dollars.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in “Part I. Item 1A.Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Date: May 9, 2016

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Anthony J. Conte
Name: Anthony J. Conte
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)