Form 10-Q
period 2016-06-30
EPAM Systems, Inc.
filed 2016-08-08
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 29, 2016
Common Stock, par value $0.001 per share	50,891,845 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of June 30, 2016	As of December 31, 2015
Assets
Current assets
Cash and cash equivalents	$280,724	$199,449
Time deposits	—	30,181
Accounts receivable, net of allowance of $2,997 and $1,729, respectively	178,796	174,617
Unbilled revenues	96,045	95,808
Prepaid and other current assets	15,273	14,344
Employee loans, net of allowance of $0 and $0, respectively	2,684	2,689
Deferred tax assets	—	11,847
Total current assets	573,522	528,935
Property and equipment, net	66,751	60,499
Restricted cash	246	238
Employee loans, net of allowance of $0 and $0, respectively	3,478	3,649
Intangible assets, net	55,962	46,860
Goodwill	110,668	115,930
Deferred tax assets	25,991	18,312
Other long-term assets	7,270	4,113
Total assets	$843,888	$778,536

Liabilities
Current liabilities
Accounts payable	$3,005	$2,576
Accrued expenses and other liabilities	29,557	60,749
Deferred revenue	3,356	3,047
Due to employees	33,421	26,703
Deferred compensation due to employees	910	5,364
Taxes payable	21,765	29,472
Total current liabilities	92,014	127,911
Long-term debt	40,088	35,000
Deferred tax liabilities	2,819	2,402
Total liabilities	134,921	165,313
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 50,884,007 and 50,177,044 shares issued, 50,866,612 and 50,166,537 shares outstanding at June 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	348,527	303,363
Retained earnings	393,383	345,054
Treasury stock	(156)	(93)
Accumulated other comprehensive loss	(32,837)	(35,150)
Total stockholders’ equity	708,967	613,223
Total liabilities and stockholders’ equity	$843,888	$778,536

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$283,832	$217,781	$548,314	$417,826
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	180,782	134,256	348,163	260,143
Selling, general and administrative expenses	64,241	55,976	125,735	102,914
Depreciation and amortization expense	6,123	3,903	11,225	8,103
Other operating expenses, net	606	40	780	240
Income from operations	32,080	23,606	62,411	46,426
Interest and other income, net	1,138	1,299	2,349	2,457
Foreign exchange loss	(2,295)	(465)	(3,585)	(6,219)
Income before provision for income taxes	30,923	24,440	61,175	42,664
Provision for income taxes	6,493	5,209	12,846	8,719
Net income	$24,430	$19,231	$48,329	$33,945
Foreign currency translation adjustments	(2,386)	3,674	2,313	944
Comprehensive income	$22,044	$22,905	$50,642	$34,889

Net income per share:
Basic	$0.49	$0.40	$0.97	$0.70
Diluted	$0.46	$0.37	$0.92	$0.66
Shares used in calculation of net income per share:
Basic	50,211	48,584	49,688	48,237
Diluted	53,271	51,917	52,803	51,461

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(US Dollars in thousands)	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$48,329	$33,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,225	8,103
Bad debt expense	1,730	701
Deferred taxes	69	372
Stock-based compensation expense	23,694	21,387
Excess tax benefit on stock-based compensation plans	(4,350)	(2,382)
Other	1,003	2,085
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets:
Accounts receivable	(5,466)	(13,209)
Unbilled revenues	1,623	(35,935)
Prepaid expenses and other assets	194	(7,935)
Increase/(decrease) in operating liabilities:
Accounts payable	461	7,743
Accrued expenses and other liabilities	(31,982)	(4,160)
Deferred revenues	67	(459)
Due to employees	6,597	3,602
Taxes payable	(3,840)	(4,824)
Net cash provided by operating activities	49,354	9,034
Cash flows from investing activities:
Purchases of property and equipment	(13,589)	(5,342)
Payment for construction of corporate facilities	—	(3,512)
Employee housing loans issued	(941)	(919)
Proceeds from repayments of employee housing loans	1,028	1,090
Decrease/(increase) in restricted cash and time deposits, net	29,991	(29,955)
Increase in other long-term assets, net	(2,115)	(811)
Payments for foreign currency derivatives	(41)	—
Acquisition of businesses, net of cash acquired	(2,515)	(30)
Net cash provided by/(used in) investing activities	11,818	(39,479)
Cash flows from financing activities:
Proceeds related to stock options exercises	12,578	13,955
Excess tax benefit on stock-based compensation plans	4,350	2,382
Proceeds from debt (Note 5)	20,000	—
Repayment of debt (Note 5)	(15,060)	—
Proceeds from government grants	135	—
Acquisition of business, deferred consideration (Note 2)	(2,260)	(30,274)
Net cash provided by/(used in) financing activities	19,743	(13,937)
Effect of exchange rate changes on cash and cash equivalents	360	(435)
Net increase/(decrease) in cash and cash equivalents	81,275	(44,817)
Cash and cash equivalents, beginning of period	199,449	220,534
Cash and cash equivalents, end of period	$280,724	$175,717

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(US Dollars in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a global provider of software product engineering, technology consulting and digital expertise to clients located around the world, primarily in North America, Europe, Asia and the CIS region. The Company has expertise in various industries, including software and hi-tech, financial services, media and entertainment, travel and hospitality, retail and distribution, and life sciences and healthcare.
The Company is incorporated in Delaware with headquarters in Newtown, PA. EPAM serves clients worldwide utilizing an award-winning global delivery platform and its locations in over 25 countries across North America, Europe, Asia and Australia.
Basis of Presentation —The accompanying unaudited condensed consolidated financial statements of EPAM have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The condensed consolidated financial statements include the financial statements of EPAM Systems, Inc. and its subsidiaries with all intercompany balances and transactions eliminated.
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
Reclassification — During the first quarter of 2016, the Company revised the classification of certain health insurance premium and other employee fringe benefit expenses between the cost of revenues and selling, general and administrative expenses line items on the condensed consolidated statements of income and comprehensive income. The effect of this reclassification had no impact on total income from operations for the three and six months ended June 30, 2016.
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
Performance-based awards issued to certain former owners of acquired businesses are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.
Cash settled restricted stock units issued to employees are valued using the price of the Company's stock, a significant input that is observable in the market, which is defined as Level 1 input according to fair value measurement accounting.
These changes in fair value could cause a material impact to, and volatility in the Company’s operating results. See Note 4 for disclosures related to fair value.
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
Employee Loans, Other — The Company issues short-term, non-interest bearing relocation loans to employees who have relocated within the company. In addition, the Company has in the past issued and may issue in the future a small number of interest bearing loans to employees for the purchase of automobiles. Such loans are issued to qualified employees with certain conditions attached. Due to the short term duration of these employee loans and high certainty of repayment, their carrying amount is a reasonable estimate of their fair value.

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
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with FASB ASC 350, “Intangibles - Goodwill and Other.” The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis during its fourth quarter, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below. The Company does not have intangible assets that have indefinite useful lives.
Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis. When facts and circumstances indicate potential impairment of amortizable intangible assets, the Company evaluates the recoverability of the asset’s carrying value, using estimates of future cash flows over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on the Company’s historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value.
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
NavigationArts — On July 10, 2015, the Company acquired all of the outstanding equity of NavigationArts, Inc. and its subsidiary, NavigationArts, LLC (collectively “NavigationArts”). The U.S.-based NavigationArts provides digital consulting, architecture and content solutions and is regarded as a leading user-experience agency. The acquisition of NavigationArts added approximately 90 design consultants to the Company’s headcount. In connection with the NavigationArts acquisition the Company paid $28,747 in cash consideration, of which $2,670 was placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement. In the first quarter of 2016, the Company decided to make a 338(h)(10) election to treat the NavigationArts acquisition as an asset purchase for tax purposes. As a result, during the second quarter of 2016 the Company paid an additional $1,797 to the sellers of NavigationArts, as provided for in the stock purchase agreement.
AGS — On November 16, 2015, the Company acquired all of the outstanding equity of Alliance Consulting Global Holdings, Inc., including its wholly-owned direct and indirect subsidiaries Alliance Global Services, Inc., and Alliance Global Services, LLC, companies organized under the laws of USA, and Alliance Global Services IT India, a company organized under the laws of India (collectively, “AGS”). AGS provides software product development services and test automation solutions and has multiple locations in the United States and India. The acquisition of AGS added 1,151 IT professionals to the Company’s headcount in the United States and India. In connection with the AGS acquisition, the Company paid $51,717 as cash consideration, of which $5,000 was placed in escrow for a period of 15 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement.
The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition as originally reported during the year 2015 and at June 30, 2016:

	NavigationArts		AGS		Total
	As Originally Reported	As of June 30, 2016	As Originally Reported	As of June 30, 2016	As Originally Reported	As of June 30, 2016
Cash and cash equivalents	$1,317	$1,317	$1,727	$1,727	$3,044	$3,044
Accounts receivable and other current assets	3,920	3,920	10,600	10,600	14,520	14,520
Property and equipment and other long-term assets	230	230	1,665	1,665	1,895	1,895
Deferred tax asset	—	—	4,996	4,996	4,996	4,996
Acquired intangible assets	1,500	2,800	10,000	22,700	11,500	25,500
Goodwill	23,822	23,794	33,815	25,801	57,637	49,595
Total assets acquired	30,789	32,061	62,803	67,489	93,592	99,550
Accounts payable and accrued expenses	871	871	3,087	2,792	3,958	3,663
Bank loans and other long-term liabilities	—	—	—	295	—	295
Deferred revenue	50	50	1,049	1,049	1,099	1,099
Due to employees	596	596	3,010	3,010	3,606	3,606
Deferred tax liabilities	525	—	3,800	8,626	4,325	8,626
Total liabilities assumed	2,042	1,517	10,946	15,772	12,988	17,289
Net assets acquired	$28,747	$30,544	$51,857	$51,717	$80,604	$82,261
As of June 30, 2016, the Company adjusted the preliminary purchase price allocations related to both NavigationArts and AGS.  For NavigationArts, the adjustments reflect final balances related to the acquisition of NavigationArts. Finalization of the purchase price allocation included adjustments to intangible assets to reflect the results of a final valuation report as well as certain adjustments made to goodwill and deferred tax liabilities as a result of the 338(h)(10) election to treat the NavigationArts acquisition as an asset purchase for tax purposes, increasing net assets acquired by $1,797.

For AGS, recorded purchase price allocation amounts remain provisional and are based on the information that was available as of the acquisition date, updated as applicable for any changes identified through June 30, 2016. The fair values reflected for AGS are subject to change and such changes could be significant. The Company continues to gather and assess additional information necessary to finalize the estimated fair values of the net assets presented. During the first quarter of 2016, goodwill and the net assets acquired decreased by $140 as a result of the working capital true up adjustment and certain liabilities were reclassified out of accrued expenses to reflect the nature of the liabilities. Further, during the three months ended June 30, 2016, the Company completed a preliminary valuation analysis that resulted in an adjustment to intangible assets, goodwill and deferred tax liabilities with no effect on the total net assets acquired.
The following table presents the estimated fair values and useful lives of intangible assets acquired from NavigationArts and AGS:

	NavigationArts		AGS
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$2,800	10	$22,700
Total		$2,800		$22,700
As of June 30, 2016, NavigationArts and AGS have been significantly integrated into the Company and as such, it is not possible to precisely report their individual post-acquisition results of operations. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions are not material to the Company’s consolidated results of operations, individually or in the aggregate.
3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2016	$81,464	$34,466	$115,930
NavigationArts purchase accounting adjustment	2,030	—	2,030
AGS purchase accounting adjustment (Note 2)	(8,014)	—	(8,014)
Other acquisitions	590	—	590
Effect of net foreign currency exchange rate changes	142	(10)	132
Balance as of June 30, 2016	$76,212	$34,456	$110,668
There were no accumulated impairments losses in the North America or Europe operating segments as of June 30, 2016 or December 31, 2015.

4.	FAIR VALUE MEASUREMENTS
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

The following tables show the fair values of the Company’s financial assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	$280,724	$280,724	$—	$—
Time deposits and restricted cash	246	—	246	—
Employee loans	6,162	—	—	6,162
Total assets measured at fair value	$287,132	$280,724	$246	$6,162

Performance-based equity awards	$104	$—	$—	$104
Cash-settled restricted stock units	806	806	—	—
Total liabilities measured at fair value	$910	$806	$—	$104

	As of December 31, 2015
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	$199,449	$199,449	$—	$—
Time deposits and restricted cash	30,419	—	30,419	—
Employee loans	6,338	—	—	6,338
Total assets measured at fair value	$236,206	$199,449	$30,419	$6,338

Performance-based equity awards	$5,364	$—	$—	$5,364
Total liabilities measured at fair value	$5,364	$—	$—	$5,364
As of June 30, 2016 and December 31, 2015, the only financial liabilities related to acquisitions of businesses included performance-based equity awards.
Sensitivity to Changes in Significant Unobservable Inputs
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the six months ended June 30, 2016, is as follows:

Amount
Contractual contingent liabilities at January 1, 2016	$5,364
Liability-classified stock-based awards	2,574
Changes in fair value of contractual contingent liabilities included in earnings	121
Settlements of contractual contingent liabilities — stock	(7,955)
Contractual contingent liabilities at June 30, 2016	$104
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2016 and 2015. Changes in the values of these financial liabilities, if any, are typically included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of income and comprehensive income.

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
The 2014 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company's foreign subsidiaries. The 2014 Credit Facility includes customary business and financial covenants and restricts the Company's ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered. As of June 30, 2016, the Company was in compliance with all covenants contained in the 2014 Credit Facility.
As of June 30, 2016, the outstanding debt of the Company under the 2014 Credit Facility was $40,000 and is subject to a LIBOR-based interest rate, which resets regularly at issuance, based on lending terms.
As of June 30, 2016, the borrowing capacity of the Company under the 2014 Credit Facility was reduced to $59,058 by a $942 unused irrevocable standby letter of credit associated with the Company’s insurance program.

6.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended June 30, 2016 and 2015 was 21.0% and 21.3%, respectively, and 21.0% and 20.4% during the six months ended June 30, 2016 and 2015, respectively. The slight change in the worldwide effective tax rate for three and six months ended June 30, 2016 was primarily due to changes in the overall geographic mix of our estimated current year taxable income.
Our Belorussian subsidiary is eligible for certain income tax holiday benefits granted by the local government for its export activities conducted within the High Tech Park. Income tax holidays are effective for the period of 15 years starting from 2006. Other subsidiaries of the Company are primarily taxed at the jurisdictions’ statutory rate some of which are lower as compared to U.S. federal statutory rates.

7.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the condensed consolidated statements of income and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$4,438	$3,765	$8,082	$6,249
Selling, general and administrative expenses - Acquisition related	2,970	4,951	5,980	9,443
Selling, general and administrative expenses - All other	5,322	3,537	9,632	5,695
Total	$12,730	$12,253	$23,694	$21,387

Equity Plans
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity awards to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors. As of June 30, 2016, 549,145 shares remained available for issuance under the 2012 Directors Plan.
2015 Long-Term Incentive Plan — On June 11, 2015, the Company's stockholders approved the 2015 Long Term Incentive Plan (“2015 Plan”) to be used to issue equity awards to company personnel. As of June 30, 2016, 5,946,059 shares remained available for issuance under the 2015 Plan. All of the awards issued pursuant to the 2015 Plan expire 10 years from the date of grant.

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
2006 Stock Option Plan — Effective May 31, 2006, the Board of Directors of the Company adopted the 2006 Stock Option Plan (the “2006 Plan”) to grant stock options to directors, employees, and certain independent contractors. In January 2012, the 2006 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2006 Plan and any shares that are subject to an option award that was previously granted under the 2006 Plan and that expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the awards issued pursuant to the 2006 Plan expire 10 years from the date of grant.
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	7,450,914	$34.07	$331,938
Options granted	291,112	70.58	(1,825)
Options exercised	(666,024)	18.92	(30,231)
Options forfeited/cancelled	(158,486)	46.05	(2,894)
Options outstanding at June 30, 2016	6,917,516	$36.79	$190,370

Options vested and exercisable at June 30, 2016	3,536,211	$25.47	$137,346
Options expected to vest	3,180,340	$48.26	$51,044
As of June 30, 2016, total remaining unrecognized compensation expense related to unvested stock options, net of forfeitures was approximately $57,471 under the 2015 Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years.
As of June 30, 2016, the weighted average remaining contractual term was 6.4 years for fully vested and exercisable outstanding options and 8.3 years for outstanding options expected to vest.
As of June 30, 2016, a total of 6,665 shares underlying options exercised through June 30, 2016, were in transfer with the Company’s transfer agent.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the six months ended June 30, 2016, as compared with the assumptions disclosed in Note 14 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Restricted Stock and Restricted Stock Units
The Company grants awards of restricted stock to Directors under the Company’s 2012 Directors Plan and restricted stock units (“RSUs”) under the Company’s 2015 Plan (and prior to its approval, under the 2012 Plan). In addition, the Company has issued in the past, and may issue in the future its equity securities to compensate employees of acquired businesses for future services. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards (dependent on continuing employment only) and performance-based awards, which are granted and vest only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents with typical vesting period of three years, with 33.3% of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant.

Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2016.

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2016	306,839	$41.14	149,272	$57.55	—	$—
Awards granted	4,925	76.18	386,205	70.50	207,586	70.53
Awards vested	(127,529)	41.53	(31,348)	50.80	—	—
Awards forfeited/cancelled	(582)	36.57	(13,734)	70.95	(1,372)	70.52
Unvested service-based awards outstanding at June 30, 2016	183,653	$41.82	490,395	$67.80	206,214	$70.53
As of June 30, 2016, the aggregate unrecognized compensation expense for all outstanding service-based restricted stock was $6,767. This expense is expected to be recognized over the next 1.1 years using the weighted average method.
As of June 30, 2016, the aggregate unrecognized compensation expense for all outstanding service-based equity-classified RSUs was $28,791. This expense is expected to be recognized over the next 2.3 years using the weighted average method.
As of June 30, 2016, the aggregate unrecognized compensation expense for all outstanding service-based liability-classified RSUs was $11,145. This expense is expected to be recognized over the next 2.4 years using the weighted average method.
Performance -Based Awards
Summarized activity related to the Company’s performance-based awards for the six months ended June 30, 2016, was as follows:

	Equity-Classified Restricted Stock		Liability-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2016	22,090	$37.52	211,206	$39.65	14,000	$70.22
Awards granted	—	—	—	—	—	—
Awards vested	(6,784)	36.57	(105,604)	40.44	(4,666)	70.22
Awards forfeited/cancelled	(6,306)	36.57	—	—	—	—
Unvested performance-based awards outstanding at June 30, 2016	9,000	$38.90	105,602	$38.86	9,334	$70.22
As of June 30, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified restricted stock was $277. This expense is expected to be recognized over the next 1.2 years using the weighted average method.
As of June 30, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based liability-classified restricted stock was $6,687. This expense is expected to be recognized over the next 1.0 year using the weighted average method.

As of June 30, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified RSUs was $634. This expense is expected to be recognized over the next 1.5 years using the weighted average method.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$24,430	$19,231	$48,329	$33,945
Numerator for basic and diluted earnings per share	$24,430	$19,231	$48,329	$33,945

Denominator for basic and diluted earnings per share:
Weighted average basic common shares outstanding	50,211	48,584	49,688	48,237
Effect of dilutive securities:
Stock options, RSUs and restricted stock awards	3,060	3,333	3,115	3,224
Denominator for diluted earnings per share	53,271	51,917	52,803	51,461

Net income per share:
Basic	$0.49	$0.40	$0.97	$0.70
Diluted	$0.46	$0.37	$0.92	$0.66
During the three and six months ended June 30, 2016, a total of 2,396 and 2,307 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive. During the three and six months ended June 30, 2015, a total of 2,105 and 1,113 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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
The Company is unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. Management is not aware of any such matters that historically had or would have a material effect on the condensed consolidated financial statements of the Company.
Litigation — From time to time, the Company is involved in litigation, claims or other contingencies. Management is not aware of any such matters that would have a material effect on the condensed consolidated financial statements of the Company.

10.	SEGMENT INFORMATION
The Company determines its reporting segments and reports segment information in accordance with the management approach, which designates internal reporting used by management to make operating decisions and assess performance as the source of the Company’s reportable segments.
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
The Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources based on the segment's revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each reportable segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not allocated to specific segments, as management does not believe it is practical because these expenses are either not directly attributable to any specific segment or controllable at the segment level and consequently are not allocated to individual segments in internal management reports used by the CODM. Such expenses are separately disclosed as “unallocated” and adjusted only against the Company’s total income from operations.
Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment revenues:
North America	$157,110	$108,213	$304,600	$208,482
Europe	115,726	98,160	223,569	189,312
Russia	11,141	10,212	20,622	17,725
Other	—	1,484	—	2,744
Total segment revenues	$283,977	$218,069	$548,791	$418,263
Segment operating profit/(loss):
North America	$38,339	$25,746	$68,994	$49,814
Europe	13,413	16,670	30,245	32,010
Russia	2,876	1,740	4,036	1,469
Other	—	277	—	(180)
Total segment operating profit	$54,628	$44,433	$103,275	$83,113
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three and six months ended June 30, 2016, revenues from one customer, UBS AG, were $36,570 and $72,239, respectively, and accounted for more than 10% of total revenues. During the three and six months ended June 30, 2015, revenues from one customer, UBS AG, were $31,933 and $62,867, respectively, and accounted for more than 10% of total revenues. Revenues from this customer included reimbursable expenses and were included in the Company’s Europe segment in the periods indicated.

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of June 30, 2016, billed trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 14.2% of our total billed trade receivables. There were no customers individually exceeding 10% of our unbilled trade receivables as of June 30, 2016.
Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total segment revenues	$283,977	$218,069	$548,791	$418,263
Less: Other income	(145)	(288)	(477)	(437)
Revenues	$283,832	$217,781	$548,314	$417,826

Total segment operating profit:	$54,628	$44,433	$103,275	$83,113
Unallocated amounts:
Other income	(145)	(288)	(477)	(437)
Stock-based compensation expense	(12,730)	(12,253)	(23,694)	(21,387)
Non-corporate taxes	(1,437)	(913)	(2,517)	(1,738)
Professional fees	(2,460)	(2,029)	(4,186)	(3,851)
Depreciation and amortization	(2,576)	(1,278)	(4,267)	(2,607)
Bank charges	(386)	(314)	(727)	(681)
One time charges	(307)	—	(307)	—
Other corporate expenses	(2,507)	(3,752)	(4,689)	(5,986)
Income from operations	32,080	23,606	62,411	46,426
Interest and other income, net	1,138	1,299	2,349	2,457
Foreign exchange loss	(2,295)	(465)	(3,585)	(6,219)
Income before provision for income taxes	$30,923	$24,440	$61,175	$42,664
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	As of June 30, 2016	As of December 31, 2015
Belarus	$44,399	$44,879
Ukraine	5,717	4,487
Russia	3,604	2,084
Hungary	3,345	2,485
United States	2,456	1,969
Poland	1,827	1,088
India	1,540	1,099
China	1,504	514
Other	2,359	1,894
Total	$66,751	$60,499

Information about the Company’s revenues by client location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$145,882	$97,233	$281,440	$189,415
United Kingdom	45,016	41,423	88,006	79,988
Switzerland	32,456	26,933	63,221	53,284
Canada	15,173	13,214	30,874	25,699
Russia	10,484	9,798	19,436	17,057
Germany	9,663	9,340	18,369	15,838
Hong Kong	5,091	6,062	10,845	11,272
Sweden	5,888	2,446	9,948	4,459
Netherlands	3,165	2,308	5,712	4,354
Belgium	2,529	1,628	4,653	3,153
Ireland	1,296	1,633	2,480	2,820
Italy	993	680	1,629	1,093
Kazakhstan	650	1,484	1,392	2,743
Other locations	2,420	1,357	4,737	2,552
Reimbursable expenses and other revenues	3,126	2,242	5,572	4,099
Revenues	$283,832	$217,781	$548,314	$417,826

11.	RECENT ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The new standard will be effective on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The ASU introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date until the annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. This standard will be effective beginning in the first quarter of 2018. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which finalized proposed ASU 2015-290 of the same name and clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), which clarifies multiple aspects of identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The Company is currently evaluating the impact this new standard will have on its condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation.  The amendments in this update simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is evaluating the future effects of the adoption of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases greater than 1 year, regardless of whether they were previously accounted for as capital or operating leases. This update is effective for public companies for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard as well as the timing of when it will adopt this ASU.
In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendment requires deferred tax liabilities and assets, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Effective April 1, 2016, the Company early adopted ASU No. 2015-17 on a prospective basis, which resulted in the reclassification of $12.6 million of current deferred tax assets to non-current deferred income tax assets on its condensed consolidated balance sheet. No prior periods were retrospectively adjusted.
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
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update guides presentation of debt issuance costs and requires the related debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this standard did not have a material effect on the Company’s condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The implementation of this standard did not have a material effect on the Company’s condensed consolidated financial statements.
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
Executive Summary
We are a leading global provider of product development and software engineering solutions offering specialized technological consulting to many of the world’s leading organizations. Our clients depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technology, digital engagement and intelligent enterprise development. We are continuously venturing into new industries to expand our core industry client base in software and technology, financial services, media and entertainment, travel and hospitality, retail and distribution, and life sciences and healthcare. Our teams of developers, architects, strategists, engineers, designers, and product experts have the capabilities and skill sets to deliver business results.

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
Year-to-Date 2016 Developments and Trends
During the first half of 2016, our revenues were $548.3 million, an increase of approximately 31.2% over $417.8 million reported for the same period a year ago. Our performance remained strong across our key verticals, including the Life Sciences and Healthcare vertical showing growth of 61.8% during the first six months of 2016 as compared to the first six months of 2015.
We seek to grow revenues by continually expanding the scope and size of our engagements, as well as by growing our key customer base through business development efforts and strategic acquisitions in many areas including digital design. During the first half of 2016, we focused on integrating the business we acquired in late 2015 as well as continuing to develop our existing business, both geographically and across industry verticals. As we enter new geographies through acquisitions and organic growth, we continue to seek to expand our service offerings and industry expertise in those new locations.
We remain committed to maintaining and continuing to diversify a well-balanced portfolio of clients. During the first half of 2016, our top five and top ten customers accounted for 30.0% and 40.2% of consolidated revenues, compared to 34.5% and 45.3% during the first half of 2015, respectively.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U. (referred to as “Brexit”).  As a result, it is anticipated that the U.K. government will negotiate the terms of the U.K.’s withdrawal from the E.U.  The Brexit vote has resulted in stock market and foreign currency exchange rate volatility and uncertainty, and it remains to be determined what impact the U.K.’s exit from the E.U. will have on other operational areas including immigration.  We have a significant operating presence in the U.K., with approximately 16% of the Company’s revenues in the first six months of 2016 coming from U.K. clients.  We are monitoring the developments relating to Brexit, but the related uncertainty may affect our customers’ operations and may result in new operational and financial challenges for us.
Summary of Results of Operations
The following table presents a summary of our results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2016	2015	Dollars	Percentage	2016	2015	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$283,832	$217,781	$66,051	30.3%	$548,314	$417,826	$130,488	31.2%
Income from operations	32,080	23,606	8,474	35.9%	62,411	46,426	15,985	34.4%
Net income	24,430	19,231	5,199	27.0%	48,329	33,945	14,384	42.4%
The key highlights of our consolidated results for the three and six months ended June 30, 2016, as compared to the corresponding periods of 2015, were as follows:

•
Our North American geography had the greatest impact on revenue growth, growing $50.6 million and $97.2 million during the three and six months ended June 30, 2016, or 45.8% and 45.2% over the corresponding period of 2015;

•
Revenue increased in all our key verticals and in particular within the Travel and Consumer vertical, which grew $27.4 million in the first half of 2016 over the corresponding period of 2015. During the second quarter of 2016, the largest growth was noted in the Media and Entertainment vertical, which grew $13.0 million over the corresponding period of 2015;

•	Income from operations grew by 35.9% and 34.4% during the three and six months ended June 30, 2016, compared with the corresponding periods of 2015 as we continued our aggressive growth;

•
Net income increased by 27.0% during the second quarter of 2016 compared with the corresponding period of 2015. On a year-to-date basis, net income increased by 42.4% over the corresponding period of 2015. Expressed as a percentage of revenues, net income was 8.6% and 8.8% during the three and six months ended June 30, 2016, compared with 8.8% and 8.1% in the corresponding periods of 2015.

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
Ukraine has been experiencing political and economic turmoil severely impacting the Ukrainian economy. The Ukrainian currency has been weakened and the negative outlook in the Ukrainian economy continues. We have not experienced a significant impact from the inflation in Ukraine and do not have clients located in Ukraine.
Inflation in Russia increased late in 2014 due to weakening of the Russian ruble and decreasing oil prices. Inflation in Russia remained steady during 2015 with some decline observed during 2016. Our operations in Russia have not been significantly affected by local inflation; however, we have noted some impact from inflation on our clients in Russia.
Belarus experienced hyperinflation in the past and may experience high levels of inflation in the future. We have not seen a significant impact from the inflation in Belarus as our largest expense there, wages, is denominated in U.S. dollars in order to provide stability in our business and for our employees. We do not have significant clients located in Belarus and in the first half of 2016, we had approximately $0.7 million, or 0.1%, of our revenues denominated in Belarusian rubles. The functional currency for financial reporting purposes in Belarus is US dollars.
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

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	Dollars	Percentage	2016	2015	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$283,832	$217,781	$66,051	30.3%	$548,314	$417,826	$130,488	31.2%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	180,782	134,256	46,526	34.7%	348,163	260,143	88,020	33.8%
Selling, general and administrative expenses(2)	64,241	55,976	8,265	14.8%	125,735	102,914	22,821	22.2%
Depreciation and amortization expense	6,123	3,903	2,220	56.9%	11,225	8,103	3,122	38.5%
Other operating expenses, net	606	40	566	1,415.0%	780	240	540	225.0%
Income from operations	32,080	23,606	8,474	35.9%	62,411	46,426	15,985	34.4%
Interest and other income, net	1,138	1,299	(161)	(12.4)%	2,349	2,457	(108)	(4.4)%
Foreign exchange loss	(2,295)	(465)	(1,830)	393.5%	(3,585)	(6,219)	2,634	(42.4)%
Income before provision for income taxes	30,923	24,440	6,483	26.5%	61,175	42,664	18,511	43.4%
Provision for income taxes	6,493	5,209	1,284	24.6%	12,846	8,719	4,127	47.3%
Net income	$24,430	$19,231	$5,199	27.0%	$48,329	$33,945	$14,384	42.4%

(1)
Includes $4,438 and $3,765 of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $8,082 and $6,249 of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively;

(2)
Includes $8,292 and $8,488 of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $15,612 and $15,138. of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively.

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015
Revenues
During the three and six months ended June 30, 2016, our revenues grew 30.3% and 31.2% over the corresponding periods in 2015, to $283.8 million and $548.3 million in total revenues. This growth is mainly attributable to our ability to retain and increase the level of services we provide to our existing customers including our top and long-term clients. We continue targeting new customers and expanding our presence in various verticals, both organically and through acquisitions.
Our largest contributor to consolidated revenue in terms of geography is North America, which accounted for 56.7% and 57.0% of consolidated revenues during the three and six months ended June 30, 2016, an increase of 6.0% and 5.5% over the corresponding periods in 2015. During the three and six months ended June 30, 2016, revenues in North America grew $50.6 million and $97.2 million, or 45.8% and 45.2%, over the same periods last year.
Revenues from all major verticals in North America grew during the three and six months ended June 30, 2016 compared with the same period last year. This result is partly attributed to continuing strong performance by our existing top clients in the North America’s top performing Software and Hi-Tech vertical. Revenues from the Software and Hi-Tech vertical in North America increased by $11.8 million and $21.3 million for the three and six months ended June 30, 2016 compared with the same periods last year. During the three and six months ended June 30, 2016, significant revenue increases in North America came from the Financial Services vertical, showing an increase of 106.1% and 117.0%, over the corresponding periods of 2015.

In our European geography, the Financial Services vertical contributed the most to revenue growth and accounted for 51.5% and 48.4% of overall revenue growth in this geography during the three and six months ended June 30, 2016, compared to the same periods in 2015. During the three and six months ended June 30, 2016, revenues from the Financial Services vertical in Europe increased by $7.8 million and $14.7 million, or 18.2% and 17.4%, over the corresponding periods of 2015. The Financial Services vertical remained our largest vertical on a consolidated basis with the majority of its revenue, $50.6 million and $99.2 million for the three and six months ended June 30, 2016, coming from the European geography. Continued solid performance of the Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing customers located in Europe. In particular, 8.0% and 7.4% of consolidated revenue growth during the three and six months ended June 30, 2016, was attributable to increased business from our top customer located in Switzerland.
Revenues in the CIS geography decreased by $0.1 million, or 0.8%, during the three months ended June 30, 2016 as compared to the corresponding period of 2015 and increased by $1.3 million, or 6.2%, on a year-to-date basis. In our CIS geography, the Financial Services vertical contributed the most revenue with $6.5 million and $12.1 million or 56.2% and 55.7% of total revenue in this geography during the three and six months ended June 30, 2016. The CIS region overall has been impacted by macroeconomic instability and significant foreign currency fluctuations in Russia and CIS countries had a negative impact on the revenues from those locations causing unsteady revenue trends.
During the second quarter of 2016, revenues from the APAC region decreased by $0.5 million, or 8.4%, over the corresponding period of 2015 and increased by $0.2 million, or 2.1%, on a year-to-date basis. In our APAC region, the Financial Services vertical contributed the most revenue with $4.5 million and $9.4 million or 80.3% and 80.6% of total revenue in this geography during the three and six months ended June 30, 2016. We have focused on diversifying our business in this region beyond banking and financial services to other key verticals, including retail, consumer, media and entertainment markets. During 2016, we have established new clients in the Travel and Consumer vertical in the APAC region, which accounted for 12.9% and 11.6% of total revenue in this geography during the three and six months ended June 30, 2016.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the three months ended June 30, 2016, cost of revenues (exclusive of depreciation and amortization) was $180.8 million representing an increase of 34.7% over the corresponding period of 2015. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 2.1% over the corresponding period of 2015 to 63.7% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the second quarter of 2016 was primarily driven by a $44.5 million increase in compensation costs for revenue producing delivery personnel, including an increase in stock-based compensation expense of $0.7 million. The increase was mainly attributable to a 35.6% growth in the average number of delivery professionals, resulting from organic growth as well as personnel additions from our strategic acquisitions.
During the six months ended June 30, 2016, cost of revenues (exclusive of depreciation and amortization) was $348.2 million representing an increase of 33.8% over the corresponding period of 2015. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization), increased by 1.2% over the corresponding period of 2015, to 63.5% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the first half of 2016 was primarily driven by an $84.0 million increase in personnel-related costs, including an increase in stock-based compensation expense of $1.8 million. The total increase in personnel-related costs was primarily attributable to a 35.5% growth in the average number of delivery professionals, resulting from organic growth as well as personnel additions from our strategic acquisitions.
Selling, General and Administrative Expenses
We continued to invest in key areas including sales, infrastructure, industry expertise, and other functions supporting global operations and our growth. During the three months ended June 30, 2016, selling, general and administrative expenses were $64.2 million representing an increase of 14.8% over the corresponding period of 2015. As a percentage of revenues, selling, general and administrative expenses decreased 3.1% over the corresponding period of 2015, to 22.6% of consolidated revenues. The increase in selling, general and administrative expenses during the three months ended June 30, 2016, compared to the same period of 2015, was primarily driven by a $2.8 million increase in facilities related expenses, which included establishment of new offices as well as expansion and renovation of existing offices to support our growing operations.

During the six months ended June 30, 2016, selling, general and administrative expenses were $125.7 million representing an increase of 22.2% over the corresponding period of 2015. As a percentage of revenues, selling, general and administrative expenses decreased 1.7% over the corresponding period of 2015, to 22.9% of consolidated revenues. An increase in selling, general and administrative expenses during the six months ended June 30, 2016, compared to the same period of 2015, was primarily driven by a $7.6 million increase in personnel-related costs, which includes salaries and stock-based compensation expense. Of these personnel-related costs, stock-based compensation expense comprised $0.5 million of the increase during the six months ended June 30, 2016, compared to the same period of 2015.
Our selling, general and administrative expenses have increased primarily as a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our growth. During the three and six months ended June 30, 2016, we experienced a 27.7% and 25.0% growth in the average non-production headcount as compared to the same periods of 2015.
In addition, we have issued stock to the sellers and/or personnel in connection with our business acquisitions and have been recognizing stock-based compensation expense in the periods after the closing of these acquisitions as part of selling, general and administrative expenses. Such stock-based compensation expense related to acquisitions comprised 35.8% and 38.3% of total selling, general and administrative stock-based compensation expense for the three and six months ended June 30, 2016, and 58.3% and 62.4% in the same periods of 2015.
Depreciation and Amortization Expense
During the three and six months ended June 30, 2016, depreciation and amortization expense was $6.1 million and $11.2 million, as compared to $3.9 million and $8.1 million in the corresponding periods last year. Expressed as a percentage of revenues, depreciation and amortization expense increased 0.4% and 0.1% during the three and six months ended June 30, 2016 as compared with the corresponding periods of 2015. The increase in depreciation and amortization expense is mainly due to the impact from our constructed office building in Belarus that was placed in service during the third quarter of 2015 and increased amortization of new intangible assets purchased during 2015. We purchased $2.8 million of intangible assets as part of our NavigationArts acquisition and $22.7 million of intangible assets as part of our AGS acquisition in 2015.
Interest and Other Income, Net
Net interest and other income was $1.1 million and $2.3 million during the three and six months ended June 30, 2016 representing a decrease of $0.2 million and $0.1 million compared to the corresponding periods last year. The decrease was primarily impacted by less interest received on cash accounts in Belarus and less interest earned on employee housing loans.
Provision for Income Taxes
The provision for income taxes was $6.5 million during the three months ended June 30, 2016, representing an increase from $5.2 million during the three months ended June 30, 2015. The effective income tax rate was 21.0% for the three months ended June 30, 2016 and 21.3% for the three months ended June 30, 2015.
The provision for income taxes was $12.8 million during the six months ended June 30, 2016, representing an increase from $8.7 million during the six months ended June 30, 2015. The effective income tax rate was 21.0% for the six months ended June 30, 2016 and 20.4% for the six months ended June 30, 2015.
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

Each segment engages in business activities that generate revenues and incur expenses. Separate financial information is available for each segment and it is used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), in determining how to allocate resources and evaluate performance based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount. However, certain expenses are not specifically allocated to segments, as management does not believe it is practical to allocate such costs because they are not attributable to any segment. Stock based compensation expense is not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and included in total income from operations.
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Segment revenues:
North America	$157,110	$108,213	$304,600	$208,482
Europe	115,726	98,160	223,569	189,312
Russia	11,141	10,212	20,622	17,725
Other	—	1,484	—	2,744
Total segment revenues	$283,977	$218,069	$548,791	$418,263
Segment operating profit/(loss):
North America	$38,339	$25,746	$68,994	$49,814
Europe	13,413	16,670	30,245	32,010
Russia	2,876	1,740	4,036	1,469
Other	—	277	—	(180)
Total segment operating profit	$54,628	$44,433	$103,275	$83,113
North America Segment
During the three months ended June 30, 2016, revenues for the North America segment increased $48.9 million, or 45.2%, over the corresponding period in 2015 and segment operating profits increased $12.6 million, or 48.9%, as compared to the same period last year. During the three months ended June 30, 2016, revenues from our North America segment were 55.3% of total revenues, which increased from the 49.6% of total revenues in the corresponding period of 2015. As a percentage of North America segment revenues, the North America segment’s operating profit was 24.4% during the three months ended June 30, 2016 and 23.8% in the same period of 2015.
During the six months ended June 30, 2016, revenues for the North America segment increased $96.1 million, or 46.1%, over the corresponding period in 2015 and segment operating profits increased $19.2 million, or 38.5%, as compared to the same period last year. During the six months ended June 30, 2016, revenues from our North America segment were 55.5% of total revenues, which increased from the 49.8% of total revenues in the corresponding period of 2015. As a percentage of North America segment revenues, the North America segment’s operating profit was 22.7% during the six months ended June 30, 2016 and 23.9% in the same period of 2015.
The increase in revenues during the three and six months ended June 30, 2016 was driven by continued expansion of existing customer relationships and by revenues from new clients. During the first six months of 2016, operating results of the North America operating segment benefited from our 2015 acquisitions of AGS and NavigationArts, which mainly generate revenues in North America.
Europe Segment

During the three months ended June 30, 2016, revenues from our Europe segment were 40.8% of total segment revenues and represented an increase of $17.6 million, or 17.9%, over the corresponding period of 2015. During the three months ended June 30, 2016, segment operating profits decreased $3.3 million, or 19.5%, as compared to the same period of 2015, to $13.4 million of operating profit.
During the six months ended June 30, 2016, revenues from our Europe segment were 40.7% of total segment revenues and represented an increase of $34.3 million, or 18.1%, over the corresponding period of 2015. During the six months ended June 30, 2016, segment operating profits decreased $1.8 million, or 5.5%, as compared to the same period of 2015, to $30.2 million of operating profit.
Europe continues to be a growing segment in our portfolio with several top European-based clients primarily in the banking and financial services sector. Our Europe segment includes the business in the APAC region, which is managed by the same management team. We have gained several new clients in various industries in the APAC region during the three and six months ended June 30, 2016, compared with the corresponding period of 2015. We expect that many of our new and existing customers in other business verticals will use our services in that region resulting in possible revenue and operating profit increases for the Europe segment.
Russia and Other Segments
During the three months ended June 30, 2016, revenues from our Russia segment were 3.9% of total segment revenues and represented an increase of $0.9 million, or 9.1%, compared to the corresponding period of 2015. During the three months ended June 30, 2016, operating profit of the Russia segment increased $1.1 million, or 65.3%, as compared to the same period of 2015, to $2.9 million.
During the six months ended June 30, 2016, revenues from our Russia operating segment increased $2.9 million, or 16.3%, and operating profits increased $2.6 million, or 174.7%, as compared to the same period of 2015.
During the three and six months ended June 30, 2016, no substantial clients remained in the Other segment due to the ending of certain customer relationships and contractual changes with other clients, and as a result we shifted managerial responsibility for the remaining clients to the Russia segment. This change does not represent a change in our existing segments but rather a movement in responsibility for several clients that represent less than 1% of total segment revenue.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments causing instability between revenues and associated profits. Since 2014, the United States and the European Union have imposed and expanded sanctions targeting Russian government and government-controlled interests and certain government officials. While this has not directly impacted our business in Russia, the sanctions aggravated the overall Russian economy and negatively influenced the business of our major clients in the region, decreasing demand for our services. Additionally, strong foreign currency fluctuations in 2015 and 2016 further destabilized the economic situation in the regions that are included in these segments and negatively impacted our business in Russia and CIS countries during 2015 and 2016.
Liquidity and Capital Resources
Capital Resources
At June 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $280.7 million and $59.1 million of available borrowings under our revolving line of credit.
As of June 30, 2016, $239.8 million of our total cash and cash equivalents were held outside the United States. Of this amount, $118.2 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 3.5% during the first half of 2016. As of June 30, 2016, a balance of $32.6 million U.S. dollars is kept in an unrestricted account in our Cyprus entity’s bank in the United Kingdom. Our subsidiaries in the CIS or APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, as a result of various factors such as any global or regional instability or changes in tax laws in place for a specific time period, we may later decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $239.8 million would be subject to foreign withholding taxes, of which $234.1 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.

On September 12, 2014, we established a revolving credit facility with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank. This credit facility consists of a $100.0 million revolving line of credit, with a maturity date of September 12, 2019. There is potential to increase the credit facility up to $200.0 million if certain conditions are met. Borrowings under the credit facility may be denominated in United States Dollars or, up to a maximum of $50.0 million in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). As of June 30, 2016, we had outstanding debt of $40.0 million and $0.9 million unused irrevocable letter of credit under the 2014 Credit Facility, with the balance of the credit line of $59.1 million remaining available for use.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$49,354	$9,034
Net cash provided by/ (used in) investing activities	11,818	(39,479)
Net cash provided by/ (used in) financing activities	19,743	(13,937)
Effect of exchange rate changes on cash and cash equivalents	360	(435)
Net increase/ (decrease) in cash and cash equivalents	81,275	(44,817)
Cash and cash equivalents, beginning of period	199,449	220,534
Cash and cash equivalents, end of period	$280,724	$175,717
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2016 increased by $40.3 million, compared to the corresponding period of 2015. This increase in operating cash flows for the first six months of 2016 as compared to the same period in 2015 is mainly attributable to an increase in collected revenue, which is partially offset by an increase in payroll, bonuses, taxes and office related expenses.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2016 was $11.8 million and consisted primarily of a matured $30 million interest bearing time deposit set up by our Cyprus entity in the United Kingdom during the six months ended June 30, 2015. Upon maturity in March 2016, these funds were placed back into cash and cash equivalents. In both periods, investing activities included expenditures on property, plant and equipment to support our growth and geographic expansion, with total purchases of $13.6 million and $5.3 million during the six months ended June 30, 2016 and 2015, respectively.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2016 was $19.7 million, and included $12.6 million of proceeds from stock option exercises and $4.9 million net inflow from borrowings, mainly under the 2014 Credit Facility. Net cash used in financing activities during the six months ended June 30, 2015 was $13.9 million, and consisted mainly of $30.3 million in payments of deferred consideration, offset by $14.0 million of proceeds from stock option exercises.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
As of June 30, 2016, our fixed and determinable contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations	$40,130	$66	$59	$40,005	$—
Operating lease obligations	69,829	25,402	32,214	7,133	5,080
Capital lease obligations	124	101	23	—	—
	$110,083	$25,569	$32,296	$47,138	$5,080
Letter of credit
As of June 30, 2016, we had an irrevocable standby letter of credit in the amount $0.9 million under the 2014 Credit Facility, which is required to secure commitments for certain insurance policies. The letter of credit expires at April 27, 2017 with a possibility of automatic extension for an additional period of one year from the present or any future expiration date. No amounts were outstanding against this letter of credit during the three and six months ended June 30, 2016.
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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 9 and Note 5 of our financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.

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
Performance-based awards issued to certain former owners of acquired businesses are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs according to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. As of June 30, 2016, the significant portion of our contingent liabilities measured at fair value on a recurring basis has been settled and, therefore, uncertainty associated with the earnout assumptions has been significantly curtailed along with the risk of causing a material impact to, and volatility in our operating results.
Cash settled restricted stock units issued to employees are valued using the price of our stock, a significant input that is observable in the market, which is defined as Level 1 input according to fair value measurement accounting.
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
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with FASB ASC 350, “Intangibles - Goodwill and Other”. We conduct the evaluation of goodwill impairment at the reporting unit level on an annual basis during the fourth quarter, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below. We do not have intangible assets that have indefinite useful lives.
Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis. When facts and circumstances indicate potential impairment of amortizable intangible assets, we evaluate the recoverability of the asset’s carrying value, using estimates of future cash flows over the remaining asset life. The estimates of future cash flows attributable to intangible assets require significant judgment based on our historical and anticipated results. Any impairment loss is measured by the excess of carrying value over fair value.
Stock-Based Compensation — Equity-based compensation cost relating to the issuance of stock-based awards to employees is based on the fair value of the award at the date of grant, which is expensed evenly over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet criteria for equity classification are recorded in liabilities and adjusted to fair value at the end of each reporting period.
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
At June 30, 2016, loans issued to employees were $6.2 million, or 0.7% of our total assets. These loans potentially expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on the personal income of borrowers obtained through their employment with EPAM and may be adversely affected by macroeconomic changes, such as currency devaluation and inflation. Given a large demand for the program among our employees and its advantages as compared to alternative methods of financing available on the market, we expect the borrowers to fulfill their obligations.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in the CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of June 30, 2016, $148.2 million of total cash was held in CIS countries, with $118.3 million of that in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of June 30, 2016, billed trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 14.2% of our total billed trade receivables. There were no customers individually exceeding 10% of our unbilled trade receivables as of June 30, 2016.
During the three and six months ended June 30, 2016, our top five customers accounted for 29.4% and 30.0% of our total revenues, and our top ten customers accounted for 39.7% and 40.2% of our total revenues. During the three and six months ended June 30, 2015, our top five customers accounted for 33.6% and 34.5% of our total revenues, and our top ten customers accounted for 44.3% and 45.3% of our total revenues.
During the three and six months ended June 30, 2016, revenues from one customer, UBS AG, were $36.2 million and $71.3 million, respectively, and accounted for more than 10% of total revenues. During the three and six months ended June 30, 2015, revenues from one customer, UBS AG, were $31.7 million and $62.6 million, respectively, and accounted for more than 10% of total revenues. Indicated revenues do not include reimbursable expenses.
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
As of June 30, 2016 we have borrowed under our 2014 Credit Facility and have outstanding debt of $40.0 million. The interest rate for this debt is based on LIBOR, which is set to change quarterly according to the 2014 Credit Facility agreement. We do not believe we are exposed to material direct risks associated with changes in interest rates related to this borrowing.
We offer loans in Belarus under our Employee Housing Program and charge an interest rate on these loans. These loans are financed with available funds of our Belarusian subsidiary and the interest rate charged is nominal and determined by us. We do not believe that employee loans issued under our Employee Housing Program expose us to significant interest rate risks.

We have not been exposed to material risks due to changes in market interest rates and we do not use derivative financial instruments to hedge our risk of interest rate volatility. However, our future interest expense may increase and interest income may fall due to changes in market interest rates.
Foreign Exchange Risk
Our condensed consolidated financial statements are reported in U.S. dollars; however, our business is conducted in various currencies. Outside of the United States, we operate primarily through wholly-owned subsidiaries in Canada, Europe, Asia, and the CIS and CEE regions and generate a significant portion of our revenues in currencies other than the U.S. dollar, principally, euros, British pounds sterling, Canadian dollars, Swiss francs and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, euros, Russian rubles, Polish zlotys, Mexican pesos, Hong Kong dollars, Indian rupees and China yuan renminbi (“CNY”) associated with our delivery centers located in the CEE, Europe, Mexico and APAC regions.
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
When important to management’s analysis, operating results are compared in “constant currency terms”. This measure excludes the effect of foreign currency exchange rate fluctuations by translating the current period revenues and expenses into U.S. dollars at the weighted average exchange rates of the prior period of comparison. Based on our results of operations for the second quarter of 2016, if currencies were not impacted by foreign exchange fluctuations and results were evaluated on a constant currency basis using rates from the second quarter in 2015, our consolidated revenue would have been higher by 2.7%. Revenue in the second quarter of 2016 compared on a constant currency basis to the second quarter of 2015 was impacted negatively by most major currencies such as the British pound sterling, Russian ruble, and Canadian dollar. If compared on the same constant currency basis, our net income would have been lower by 0.2% as the impact from the currency declines also had a favorable impact on the expenses at our offshore delivery centers. Net income in the second quarter of 2016 compared on a constant currency basis to the second quarter of 2015 was impacted positively by the Russian ruble and Polish zloty and was offset by the negative impact from the British pounds sterling and Canadian dollar. The euro did not have a significant impact on the revenue or net income for the second quarter of 2016 compared on a constant currency basis to the second quarter of 2015.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Changes in the currency exchange rates resulted in our reporting a net transactional foreign currency exchange losses of $2.3 million and $3.6 million during the three and six months ended June 30, 2016, and $0.5 million and $6.2 million during the three and six months ended June 30, 2015. The decrease in net foreign exchange loss in the first six months of 2016 compared to the same period of 2015 was primarily attributable to stabilization in exchange rates of the Russian ruble, euro, British pound sterling and Canadian dollar against the U.S. dollar in the periods indicated. This loss is included in our condensed consolidated statements of income and comprehensive income.
Foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the condensed consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of June 30, 2016, approximately 24.3% of our total net assets were subject to foreign currency translation exposure, as compared to 25.4% as of June 30, 2015. During the six months ended June 30, 2016 and 2015, net income generated by foreign subsidiaries for which the functional currency was not U.S. dollars was 53.5% and 56.3%, respectively.
During the three months ended June 30, 2016 and 2015, we recorded $2.4 million of translation losses and $3.7 million of translation gains in each respective period within our condensed consolidated statements of income and comprehensive income, and $2.3 million and $0.9 million of translation gains for the year-to-date periods in 2016 and 2015, respectively.
During the periods presented, our condensed consolidated statements of income and comprehensive income were not materially affected by gains or losses arising from translating financial statements of our foreign subsidiaries from functional currency to U.S. dollars.

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U. (referred to as “Brexit”).  As a result, it is anticipated that the U.K. government will negotiate the terms of the U.K.’s withdrawal from the E.U. The Brexit vote has resulted in stock market and foreign currency exchange rate volatility and uncertainty and, as a result, we are monitoring the developments relating to Brexit as we have a significant operating presence in the U.K. and collect revenues and incur expenses in currencies that may be affected.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Date: August 8, 2016

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Anthony J. Conte
Name: Anthony J. Conte
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)