Form 10-Q
period 2016-09-30
EPAM Systems, Inc.
filed 2016-11-09
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 31, 2016
Common Stock, par value $0.001 per share	51,035,929 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of September 30, 2016	As of December 31, 2015
Assets
Current assets
Cash and cash equivalents	$330,627	$199,449
Time deposits	—	30,181
Accounts receivable, net of allowance of $2,301 and $1,729, respectively	187,833	174,617
Unbilled revenues	82,360	95,808
Prepaid and other current assets	32,205	14,344
Employee loans, net of allowance of $0 and $0, respectively	2,698	2,689
Deferred tax assets	—	11,847
Total current assets	635,723	528,935
Property and equipment, net	70,284	60,499
Restricted cash	236	238
Employee loans, net of allowance of $0 and $0, respectively	3,283	3,649
Intangible assets, net	53,867	46,860
Goodwill	111,722	115,930
Deferred tax assets	26,598	18,312
Other long-term assets	7,486	4,113
Total assets	$909,199	$778,536

Liabilities
Current liabilities
Accounts payable	$4,661	$2,576
Accrued expenses and other liabilities	34,856	60,749
Deferred revenue	3,685	3,047
Due to employees	34,894	26,703
Deferred compensation due to employees	4,035	5,364
Contingent consideration	800	—
Taxes payable	39,499	29,472
Total current liabilities	122,430	127,911
Long-term debt	33,062	35,000
Deferred tax liabilities	3,327	2,402
Other long-term liabilities	268	—
Total liabilities	159,087	165,313
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 51,035,509 and 50,177,044 shares issued, 51,016,500 and 50,166,537 shares outstanding at September 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	363,154	303,363
Retained earnings	419,557	345,054
Treasury stock	(170)	(93)
Accumulated other comprehensive loss	(32,479)	(35,150)
Total stockholders’ equity	750,112	613,223
Total liabilities and stockholders’ equity	$909,199	$778,536

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$298,293	$236,049	$846,607	$653,875
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	190,797	148,479	538,960	408,622
Selling, general and administrative expenses	67,491	55,431	193,226	158,345
Depreciation and amortization expense	5,925	4,393	17,150	12,496
Other operating expenses/(income), net	178	(30)	958	210
Income from operations	33,902	27,776	96,313	74,202
Interest and other income, net	1,067	865	3,416	3,322
Foreign exchange (loss)/gain	(1,728)	32	(5,313)	(6,187)
Income before provision for income taxes	33,241	28,673	94,416	71,337
Provision for income taxes	7,067	5,800	19,913	14,519
Net income	$26,174	$22,873	$74,503	$56,818
Foreign currency translation adjustments	358	(8,341)	2,671	(7,397)
Comprehensive income	$26,532	$14,532	$77,174	$49,421

Net income per share:
Basic	$0.51	$0.47	$1.48	$1.17
Diluted	$0.49	$0.44	$1.40	$1.10
Shares used in calculation of net income per share:
Basic	51,131	49,043	50,172	48,506
Diluted	53,864	52,344	53,159	51,755

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(US Dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$74,503	$56,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,150	12,496
Bad debt expense	1,690	910
Deferred taxes	(11)	535
Stock-based compensation expense	37,520	33,350
Excess tax benefit on stock-based compensation plans	(4,769)	(3,118)
Other	1,834	2,358
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets:
Accounts receivable	(14,801)	(3,575)
Unbilled revenues	15,633	(49,110)
Prepaid expenses and other assets	(630)	29
Increase/(decrease) in operating liabilities:
Accounts payable	2,011	8,128
Accrued expenses and other liabilities	(26,942)	10,844
Deferred revenues	540	(607)
Due to employees	8,047	4,295
Taxes payable	(609)	(8,799)
Net cash provided by operating activities	111,166	64,554
Cash flows from investing activities:
Purchases of property and equipment	(19,981)	(9,533)
Payment for construction of corporate facilities	—	(4,671)
Employee housing loans issued	(1,361)	(1,993)
Proceeds from repayments of employee housing loans	1,597	1,611
Decrease/(increase) in restricted cash and time deposits, net	30,001	(29,947)
Increase in other long-term assets, net	(2,660)	(988)
Proceeds from foreign currency derivatives	104	—
Payments for foreign currency derivatives	(91)	—
Acquisition of businesses, net of cash acquired	(4,499)	(27,654)
Net cash provided by/(used in) investing activities	3,110	(73,175)
Cash flows from financing activities:
Proceeds from stock option exercises	15,850	17,607
Excess tax benefit on stock-based compensation plans	4,769	3,118
Proceeds from debt (Note 5)	20,000	15,000
Repayment of debt (Note 5)	(22,096)	—
Proceeds from government grants	135	—
Acquisition of business, deferred consideration	(2,260)	(30,274)
Net cash provided by/(used in) financing activities	16,398	5,451
Effect of exchange rate changes on cash and cash equivalents	504	(2,921)
Net increase/(decrease) in cash and cash equivalents	131,178	(6,091)
Cash and cash equivalents, beginning of period	199,449	220,534
Cash and cash equivalents, end of period	$330,627	$214,443
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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
Reclassification — During the first quarter of 2016, the Company revised the classification of certain health insurance premium and other employee fringe benefit expenses between the cost of revenues and selling, general and administrative expenses line items on the condensed consolidated statements of income and comprehensive income. The effect of this reclassification had no impact on total income from operations for the three and nine months ended September 30, 2016.
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
The Company derives its revenues from a variety of service offerings, which represent specific competencies of its IT professionals. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement, which require management to make judgments and estimates in determining the appropriate revenue recognition. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements. If there is an uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved. At the time revenue is recognized, the Company provides for any contractual deductions and reduces the revenue accordingly. The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the condensed consolidated statements of income and comprehensive income.
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
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are accounted for in accordance with FASB ASC 350, “Intangibles - Goodwill and Other.” The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis during its fourth quarter, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below. The Company does not have intangible assets that have indefinite useful lives.
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
The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition as originally reported during the year 2015 and at September 30, 2016:

	NavigationArts		AGS		Total
	As Originally Reported	Final as of September 30, 2016	As Originally Reported	As of September 30, 2016	As Originally Reported	As of September 30, 2016
Cash and cash equivalents	$1,317	$1,317	$1,727	$1,727	$3,044	$3,044
Accounts receivable and other current assets	3,920	3,920	10,600	10,539	14,520	14,459
Property and equipment and other long-term assets	230	230	1,665	1,665	1,895	1,895
Deferred tax assets	—	—	4,996	4,996	4,996	4,996
Acquired intangible assets	1,500	2,800	10,000	22,700	11,500	25,500
Goodwill	23,822	23,794	33,815	25,078	57,637	48,872
Total assets acquired	30,789	32,061	62,803	66,705	93,592	98,766
Accounts payable and accrued expenses	871	871	3,087	2,676	3,958	3,547
Bank loans and other long-term liabilities	—	—	—	295	—	295
Deferred revenue	50	50	1,049	1,049	1,099	1,099
Due to employees	596	596	3,010	2,342	3,606	2,938
Deferred tax liabilities	525	—	3,800	8,626	4,325	8,626
Total liabilities assumed	2,042	1,517	10,946	14,988	12,988	16,505
Net assets acquired	$28,747	$30,544	$51,857	$51,717	$80,604	$82,261
As of September 30, 2016, the Company adjusted the preliminary purchase price allocations related to both NavigationArts and AGS.  For NavigationArts, the adjustments reflect final balances related to the acquisition. Finalization of the purchase price allocation included adjustments to intangible assets to reflect the results of a final valuation report as well as certain adjustments made to goodwill and deferred tax liabilities as a result of the 338(h)(10) election to treat the NavigationArts acquisition as an asset purchase for tax purposes, increasing net assets acquired by $1,797.

For AGS, recorded purchase price allocation amounts remain provisional and are based on the information that was available as of the acquisition date, updated as applicable for any changes identified through September 30, 2016, including adjustments based on a preliminary valuation analysis. As of September 30, 2016, the Company made adjustments to goodwill, intangible assets, deferred taxes and working capital, and reclassified certain liabilities out of accrued expenses into a separate category, resulting in a decrease of $140 to the net assets acquired. The fair values reflected for AGS are subject to change and such changes could be significant. The Company continues to gather and assess additional information necessary to finalize the estimated fair values of the net assets acquired.
The following table presents the estimated fair values and useful lives of intangible assets acquired from NavigationArts and AGS:

	NavigationArts		AGS
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$2,800	10	$22,700
Total		$2,800		$22,700
As of September 30, 2016, NavigationArts and AGS have been significantly integrated into the Company and as such, it is not possible to precisely report their individual post-acquisition results of operations. Pro forma results of operations of these acquisitions for the period in which they occurred have not been presented because the effects of the acquisitions are not material to the Company’s consolidated results of operations, individually or in the aggregate.

3.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2016	$81,464	$34,466	$115,930
NavigationArts purchase accounting adjustment (Note 2)	2,030	—	2,030
AGS purchase accounting adjustment (Note 2)	(8,737)	—	(8,737)
Other acquisitions	2,404	177	2,581
Other acquisitions purchase accounting adjustment	204	87	291
Effect of net foreign currency exchange rate changes	111	(484)	(373)
Balance as of September 30, 2016	$77,476	$34,246	$111,722
There were no accumulated impairments losses in the North America or Europe operating segments as of September 30, 2016 or December 31, 2015.

4.	FAIR VALUE MEASUREMENTS
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

The following tables show the fair values of the Company’s financial assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	$330,627	$330,627	$—	$—
Time deposits and restricted cash	236	—	236	—
Employee loans	5,981	—	—	5,981
Total assets measured at fair value	$336,844	$330,627	$236	$5,981

Contingent consideration	$800	$—	$—	$800
Performance-based equity awards	2,359	—	—	2,359
Cash-settled restricted stock units	1,676	1,676	—	—
Total liabilities measured at fair value	$4,835	$1,676	$—	$3,159

	As of December 31, 2015
	Balance	Level 1	Level 2	Level 3
Cash and cash equivalents	$199,449	$199,449	$—	$—
Time deposits and restricted cash	30,419	—	30,419	—
Employee loans	6,338	—	—	6,338
Total assets measured at fair value	$236,206	$199,449	$30,419	$6,338

Performance-based equity awards	$5,364	$—	$—	$5,364
Total liabilities measured at fair value	$5,364	$—	$—	$5,364
As of September 30, 2016, the only financial liabilities related to acquisitions of businesses included performance-based equity awards and contingent consideration and as of December 31, 2015, the only financial liabilities related to acquisitions of businesses included performance-based equity awards.
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016, is as follows:

Amount
Contractual contingent liabilities at January 1, 2016	$5,364
Acquisition date fair value of contractual contingent liabilities - Other acquisitions	800
Liability-classified stock-based awards	3,861
Changes in fair value of contractual contingent liabilities included in earnings	1,089
Settlements of contractual contingent liabilities — stock	(7,955)
Contractual contingent liabilities at September 30, 2016	$3,159
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2016 and 2015. Changes in the values of these financial liabilities, if any, are typically included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of income and comprehensive income.

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
The 2014 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company's foreign subsidiaries. The 2014 Credit Facility includes customary business and financial covenants and restricts the Company's ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered. As of September 30, 2016, the Company was in compliance with all covenants contained in the 2014 Credit Facility.
As of September 30, 2016, the outstanding debt of the Company under the 2014 Credit Facility was $33,076, including accrued interest, and is subject to a LIBOR-based interest rate, which resets regularly at issuance, based on lending terms. In addition, the Company has a $942 unused irrevocable standby letter of credit associated with its insurance program that was issued under the 2014 Credit Facility.
As of September 30, 2016, the borrowing capacity of the Company under the 2014 Credit Facility was reduced to $66,058.

6.	INCOME TAXES
The Company’s worldwide effective tax rate for the three months ended September 30, 2016 and 2015 was 21.3% and 20.2%, respectively, and 21.1% and 20.4% during the nine months ended September 30, 2016 and 2015, respectively. The slight change in the worldwide effective tax rate for three and nine months ended September 30, 2016 was primarily due to changes in the overall geographic mix of our estimated taxable income for the current year.
Our Belarus subsidiary is eligible for certain income tax holiday benefits granted by the local government for its export activities conducted within the High Tech Park. Income tax holidays are effective for 15 years starting from 2006. Other subsidiaries of the Company are primarily taxed at the jurisdictions’ statutory rate some of which are lower than U.S. federal statutory rates.

7.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the condensed consolidated statements of income and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$4,518	$3,622	$12,600	$9,871
Selling, general and administrative expenses - Acquisition related	3,890	4,542	9,870	13,985
Selling, general and administrative expenses - All other	5,418	3,799	15,050	9,494
Total	$13,826	$11,963	$37,520	$33,350

Equity Plans
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity awards to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors. As of September 30, 2016, 547,560 shares remained available for issuance under the 2012 Directors Plan.
2015 Long-Term Incentive Plan — On June 11, 2015, the Company's stockholders approved the 2015 Long Term Incentive Plan (“2015 Plan”) to be used to issue equity awards to company personnel. As of September 30, 2016, 5,963,453 shares remained available for issuance under the 2015 Plan. All of the stock option awards issued pursuant to the 2015 Plan expire 10 years from the date of grant.

2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity grants to company personnel. In June 2015, the 2012 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2012 Plan and any shares that are subject to an award that was previously granted under the 2012 Plan and that expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the stock option awards issued pursuant to the 2012 Plan expire 10 years from the date of grant.
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
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	7,450,914	$34.07	$331,938
Options granted	296,692	70.56	(371)
Options exercised	(807,677)	19.93	(39,883)
Options forfeited/cancelled	(186,234)	47.04	(4,147)
Options outstanding at September 30, 2016	6,753,695	$37.01	$218,144

Options vested and exercisable at September 30, 2016	3,428,390	$25.74	$149,375
Options expected to vest	3,149,286	$48.25	$66,324
As of September 30, 2016, total remaining unrecognized compensation expense related to unvested stock options, net of forfeitures was approximately $50,882. The expense is expected to be recognized over a weighted-average period of 1.7 years.
As of September 30, 2016, the weighted average remaining contractual term was 6.2 years for fully vested and exercisable outstanding options and 8.0 years for outstanding options expected to vest.
As of September 30, 2016, a total of 15,663 shares underlying options exercised through September 30, 2016, were in transfer with the Company’s transfer agent.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the nine months ended September 30, 2016, as compared with the assumptions disclosed in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Restricted Stock and Restricted Stock Units
The Company grants awards of restricted stock to non-employee directors under the Company’s 2012 Directors Plan and restricted stock units (“RSUs”) to Company personnel under the Company’s 2015 Plan (and prior to its approval, under the 2012 Plan). In addition, the Company has issued in the past, and may issue in the future its equity securities to compensate employees of acquired businesses for future services. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards (dependent on continuing employment only) and performance-based awards, which are granted and vest only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents with typical vesting period of three years, with 33.3% of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant.

Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2016.

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2016	306,839	$41.14	149,272	$57.55	—	$—
Awards granted	6,510	73.00	403,580	70.46	207,586	70.53
Awards vested	(128,180)	41.52	(39,612)	55.02	—	—
Awards forfeited/cancelled	(2,035)	44.55	(20,753)	70.98	(2,287)	70.52
Unvested service-based awards outstanding at September 30, 2016	183,134	$41.97	492,487	$67.77	205,299	$70.53
As of September 30, 2016, the aggregate unrecognized compensation expense for all outstanding service-based restricted stock was $5,184. This expense is expected to be recognized over the next 1.1 years using the weighted average method.
As of September 30, 2016, the aggregate unrecognized compensation expense for all outstanding service-based equity-classified RSUs was $27,841. This expense is expected to be recognized over the next 2.2 years using the weighted average method.
As of September 30, 2016, the aggregate unrecognized compensation expense for all outstanding service-based liability-classified RSUs was $11,205. This expense is expected to be recognized over the next 2.3 years using the weighted average method.
Performance -Based Awards
Summarized activity related to the Company’s performance-based awards for the nine months ended September 30, 2016, was as follows:

	Equity-Classified Restricted Stock		Liability-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2016	22,090	$37.52	211,206	$39.65	14,000	$70.22
Awards granted	—	—	—	—	—	—
Awards vested	(6,784)	36.57	(105,604)	40.44	(4,666)	70.22
Awards forfeited/cancelled	(6,467)	36.85	—	—	(4,667)	70.22
Unvested performance-based awards outstanding at September 30, 2016	8,839	$38.74	105,602	$38.86	4,667	$70.22
As of September 30, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified restricted stock was $214. This expense is expected to be recognized over the next 1.1 years using the weighted average method.
As of September 30, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based liability-classified restricted stock was $4,960. This expense is expected to be recognized over the next 1.0 year using the weighted average method.

As of September 30, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified RSUs was $553. This expense is expected to be recognized over the next 1.4 years using the weighted average method.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$26,174	$22,873	$74,503	$56,818
Numerator for basic and diluted earnings per share	$26,174	$22,873	$74,503	$56,818

Denominator for basic and diluted earnings per share:
Weighted average basic common shares outstanding	51,131	49,043	50,172	48,506
Effect of dilutive securities:
Stock options, RSUs and restricted stock awards	2,733	3,301	2,987	3,249
Denominator for diluted earnings per share	53,864	52,344	53,159	51,755

Net income per share:
Basic	$0.51	$0.47	$1.48	$1.17
Diluted	$0.49	$0.44	$1.40	$1.10
During the three and nine months ended September 30, 2016, a total of 2,357 and 2,324 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive. During the three and nine months ended September 30, 2015, a total of 2,143 and 1,456 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

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
The Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources based on the segment's revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each reportable segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not allocated to specific segments, as management does not believe these expenses are either directly attributable to any specific segment or controllable at the segment level. Such “unallocated” expenses are deducted against the Company’s total income from operations and are not allocated to individual segments in internal management reports used by the CODM.
Revenues from external customers and operating profit/(loss), before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment revenues:
North America	$161,655	$121,746	$466,255	$330,228
Europe	126,265	103,514	349,834	292,826
Russia	10,434	9,707	31,056	27,432
Other	—	1,207	—	3,951
Total segment revenues	$298,354	$236,174	$847,145	$654,437
Segment operating profit/(loss):
North America	$34,699	$28,906	$103,693	$78,720
Europe	19,548	17,021	49,793	49,031
Russia	1,208	1,626	5,244	3,095
Other	—	168	—	(12)
Total segment operating profit	$55,455	$47,721	$158,730	$130,834
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three and nine months ended September 30, 2016, revenues from one customer, UBS AG, were $35,142 and $107,381, respectively, and accounted for more than 10% of total revenues. During the three and nine months ended September 30, 2015, revenues from one customer, UBS AG, were $32,960 and $95,826, respectively, and accounted for more than 10% of total revenues. Revenues from this customer included reimbursable expenses and were included in the Company’s Europe segment in the periods indicated.

Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of September 30, 2016, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 10.3% and 10.7% of our total billed and unbilled trade receivables, respectively.
Reconciliation of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total segment revenues	$298,354	$236,174	$847,145	$654,437
Less: Other income	(61)	(125)	(538)	(562)
Revenues	$298,293	$236,049	$846,607	$653,875

Total segment operating profit:	$55,455	$47,721	$158,730	$130,834
Unallocated amounts:
Other income	(61)	(125)	(538)	(562)
Stock-based compensation expense	(13,826)	(11,963)	(37,520)	(33,350)
Non-corporate taxes	(1,588)	(1,120)	(4,105)	(2,858)
Professional fees	(1,470)	(1,572)	(5,656)	(5,423)
Depreciation and amortization	(2,027)	(1,312)	(6,294)	(3,919)
Bank charges	(370)	(340)	(1,097)	(1,021)
One-time charges	(7)	—	(314)	—
Other corporate expenses	(2,204)	(3,513)	(6,893)	(9,499)
Income from operations	33,902	27,776	96,313	74,202
Interest and other income, net	1,067	865	3,416	3,322
Foreign exchange (loss)/gain	(1,728)	32	(5,313)	(6,187)
Income before provision for income taxes	$33,241	$28,673	$94,416	$71,337
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	As of September 30, 2016	As of December 31, 2015
Belarus	$44,942	$44,879
Ukraine	5,735	4,487
Russia	4,851	2,084
Hungary	3,945	2,485
United States	2,685	1,969
Poland	2,135	1,088
China	1,715	514
India	1,594	1,099
Other	2,682	1,894
Total	$70,284	$60,499

Information about the Company’s revenues by client location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$153,818	$110,191	$435,258	$299,606
United Kingdom	43,535	41,324	131,541	121,312
Switzerland	31,550	28,370	94,771	81,654
Canada	14,526	14,695	45,400	40,394
Germany	12,325	10,378	30,694	26,216
Russia	9,833	9,469	29,269	26,526
Sweden	6,256	3,020	16,204	7,479
Hong Kong	4,839	5,758	15,684	17,030
Netherlands	4,302	2,630	10,014	6,984
Belgium	2,676	2,154	7,329	5,307
China	2,050	276	2,757	411
Spain	1,821	334	2,635	513
Ireland	1,315	1,554	3,795	4,374
Italy	1,103	602	2,732	1,695
Other locations	5,185	2,417	9,793	7,398
Reimbursable expenses and other revenues	3,159	2,877	8,731	6,976
Revenues	$298,293	$236,049	$846,607	$653,875

11.	RECENT ACCOUNTING PRONOUNCEMENTS
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendment in this update allows recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs, which was prohibited before and required recognition only when the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The amendment in this update is effective on a modified retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is currently evaluating the impact this new standard will have on its condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this update reduces diversity in eight areas where the FASB does not provide clear or specific guidance in classifying certain cash receipts and payments. The ASU currently applies to our contingent consideration payments made after a business combination. It requires us to show payments made soon after the acquisition to settle the contingent liability under investing activities section, those payments not made soon after the acquisition under the financing activity section in the amount of a liability recognized at the acquisition date (including measurement-period adjustments) and any excess under operating activities section. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. As the Company reports its cash flow activity related to contingent consideration consistent with the new ASU, the adoption of this guidance will have no effect on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The new standard will be effective on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.
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

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendment requires deferred tax liabilities and assets, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Effective April 1, 2016, the Company early adopted ASU No. 2015-17 on a prospective basis, which resulted in the reclassification of current deferred tax assets to non-current deferred income tax assets on its condensed consolidated balance sheet. No prior periods were retrospectively adjusted.
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
Executive Summary
We are a leading global provider of product development and software engineering solutions offering specialized technological services to many of the world’s leading organizations. Our clients depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technology, digital engagement and intelligent enterprise development. We are continuously venturing into new industries to expand our core industry client base in software and technology, financial services, media and entertainment, travel and hospitality, retail and distribution, and life sciences and healthcare. Our teams of developers, architects, strategists, engineers, designers, and product experts have the capabilities and skill sets to deliver business results.
Our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, enhance our productivity levels and enable us to better manage the efficiency of our global operations. As a result, we have created a delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, further strengthening our relationships with them.
Through increased specialization in focused verticals and a continued emphasis on strategic partnerships, we are leveraging our roots in software engineering to grow as a recognized brand in software development and end-to-end digital transformation services for our clients.
Year-to-Date 2016 Developments and Trends
During the first nine months of 2016, our revenues were $846.6 million, an increase of approximately 29.5% over $653.9 million reported for the same period a year ago. Our performance remained strong across our key verticals, including the Life Sciences and Healthcare vertical showing growth of 48.5% during the first nine months of 2016 as compared to the first nine months of 2015.
We seek to grow revenues by continually expanding the scope and size of our engagements with existing customers, as well as by growing our customer base through business development efforts and strategic acquisitions. During the first nine months of 2016, we focused on continuing to develop our existing business, both geographically and across industry verticals. As we enter new geographies through acquisitions and organic growth, we continue to seek to expand our service offerings and industry expertise in those new locations.
We are committed to maintaining and continuing to diversify a well-balanced portfolio of clients. During the first nine months of 2016, our top five and top ten customers accounted for 29.3% and 39.3% of consolidated revenues, compared to 33.5% and 44.4% during the first nine months of 2015, respectively.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U. (referred to as “Brexit”).  As a result, it is anticipated that the U.K. government will negotiate the terms of the U.K.’s withdrawal from the E.U, after Parliamentary approval. The Brexit vote resulted in immediate stock market and foreign currency exchange rate volatility and uncertainty, and it remains to be determined what impact the U.K.’s exit from the E.U. will have on other operational areas including immigration. We have a significant operating presence in the U.K., with approximately 16% of the Company’s revenues in the first nine months of 2016 coming from U.K. clients. We are monitoring the developments relating to Brexit, but the related uncertainty may affect our customers’ operations and may result in new operational and financial challenges for us.
Summary of Results of Operations
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2016	2015	Dollars	Percentage	2016	2015	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$298,293	$236,049	$62,244	26.4%	$846,607	$653,875	$192,732	29.5%
Income from operations	33,902	27,776	6,126	22.1%	96,313	74,202	22,111	29.8%
Net income	26,174	22,873	3,301	14.4%	74,503	56,818	17,685	31.1%
The key highlights of our consolidated results for the three and nine months ended September 30, 2016, as compared to the corresponding periods of 2015, were as follows:

•
Our North American geography had the greatest impact on revenue growth, growing $43.5 million and $140.7 million during the three and nine months ended September 30, 2016, or 34.8% and 41.4% over the corresponding period of 2015;

•
Revenue increased in all our key verticals and in particular within the Media and Entertainment vertical, which grew $14.2 million during the third quarter of 2016 over the corresponding period of 2015. During the first nine months of 2016, the largest growth was noted in the Financial Services vertical, which grew $40.2 million over the corresponding period of 2015;

•	Income from operations grew by 22.1% and 29.8% during the three and nine months ended September 30, 2016, compared with the corresponding periods of 2015 as we continued our aggressive growth;

•
Net income increased by 14.4% during the third quarter of 2016 compared with the corresponding period of 2015. On a year-to-date basis, net income increased by 31.1% over the corresponding period of 2015. Expressed as a percentage of revenues, net income was 8.8% during both the three and nine months ended September 30, 2016, compared with 9.7% and 8.7% in the corresponding periods of 2015.

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
Inflation in Russia increased in late 2014 due to weakening of the Russian ruble and decreasing oil prices. Inflation in Russia remained steady during 2015 with some decline observed during 2016. Our operations in Russia have not been significantly affected by local inflation; however, we have noted some impact from inflation on our clients in Russia.
Belarus experienced hyperinflation in the past and may experience high levels of inflation in the future. We have not seen a significant impact from the inflation in Belarus as our largest expense there, wages, is denominated in U.S. dollars in order to provide stability in our business and for our employees. We do not have significant clients located in Belarus and in the first nine months of 2016, we had approximately $1.3 million, or 0.1%, of our revenues denominated in Belarusian rubles. The functional currency for financial reporting purposes in Belarus is US dollars.
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

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	Dollars	Percentage	2016	2015	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$298,293	$236,049	$62,244	26.4%	$846,607	$653,875	$192,732	29.5%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	190,797	148,479	42,318	28.5%	538,960	408,622	130,338	31.9%
Selling, general and administrative expenses(2)	67,491	55,431	12,060	21.8%	193,226	158,345	34,881	22.0%
Depreciation and amortization expense	5,925	4,393	1,532	34.9%	17,150	12,496	4,654	37.2%
Other operating expenses, net	178	(30)	208	(693.3)%	958	210	748	356.2%
Income from operations	33,902	27,776	6,126	22.1%	96,313	74,202	22,111	29.8%
Interest and other income, net	1,067	865	202	23.4%	3,416	3,322	94	2.8%
Foreign exchange (loss)/gain	(1,728)	32	(1,760)	(5,500.0)%	(5,313)	(6,187)	874	(14.1)%
Income before provision for income taxes	33,241	28,673	4,568	15.9%	94,416	71,337	23,079	32.4%
Provision for income taxes	7,067	5,800	1,267	21.8%	19,913	14,519	5,394	37.2%
Net income	$26,174	$22,873	$3,301	14.4%	$74,503	$56,818	$17,685	31.1%

(1)
Includes $4,518 and $3,622 of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $12,600 and $9,871 of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively;

(2)
Includes $9,308 and $8,341 of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $24,920 and $23,479 of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively.

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015
Revenues
During the three and nine months ended September 30, 2016, our revenues grew 26.4% and 29.5% over the corresponding periods in 2015, to $298.3 million and $846.6 million in total revenues. This growth is mainly attributable to our ability to retain and increase the level of services we provide to our existing customers including our top and long-term clients. We continue targeting new customers and expanding our presence in various verticals, both organically and through acquisitions.
Our largest contributor to consolidated revenue in terms of geography is North America, which accounted for 56.4% and 56.8% of consolidated revenues during the three and nine months ended September 30, 2016, an increase of 3.5% and 4.8% over the corresponding periods in 2015. During the three and nine months ended September 30, 2016, revenues in North America grew $43.5 million and $140.7 million, or 34.8% and 41.4%, over the same periods last year.
Revenues from all major verticals in North America grew during the three and nine months ended September 30, 2016 compared with the same periods last year. This result is partly attributed to continuing strong performance by our existing top clients in the North America’s top performing Software and Hi-Tech vertical. Revenues from the Software and Hi-Tech vertical in North America increased by $12.6 million and $33.9 million for the three and nine months ended September 30, 2016 compared with the same periods last year. During the three and nine months ended September 30, 2016, significant revenue growth rate in North America was noted in the Financial Services vertical, showing an increase of 104.7% and 112.1%, over the corresponding periods of 2015.

In our European geography, the Financial Services vertical contributed the most to revenue growth and accounted for 38.3% and 44.7% of overall revenue growth in this geography during the three and nine months ended September 30, 2016, compared to the same periods in 2015. During the three and nine months ended September 30, 2016, revenues from the Financial Services vertical in Europe increased by $6.7 million and $21.4 million, or 15.1% and 16.6%, over the corresponding periods of 2015. The Financial Services vertical remained our largest vertical on a consolidated basis with the majority of its revenue, $51.3 million and $150.5 million for the three and nine months ended September 30, 2016, coming from the European geography. Continued solid performance of the Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing customers located in Europe. In particular, 5.0% and 6.6% of consolidated revenue growth during the three and nine months ended September 30, 2016, was attributable to increased business from our top customer located in Switzerland.
Revenues in the CIS geography increased by $0.1 million, or 0.6%, during the three months ended September 30, 2016 as compared to the corresponding period of 2015 and increased by $1.3 million, or 4.2% on a year-to-date basis as compared to the same period of 2015. In our CIS geography, the Financial Services vertical contributed the most revenue with $6.5 million and $18.6 million or 59.0% and 56.8% of total revenue in this geography during the three and nine months ended September 30, 2016, respectively. The CIS region overall has been impacted by macroeconomic instability and significant foreign currency fluctuations in Russia and other CIS countries had a negative impact on the revenues from those locations causing unsteady revenue trends.
During the third quarter of 2016, revenues from the APAC region increased by $0.8 million, or 13.8%, over the corresponding period of 2015 and increased by $1.1 million, or 6.2%, on a year-to-date basis as compared to the same period of 2015. In our APAC region, the Financial Services vertical contributed the most revenue with $4.1 million and $13.5 million or 59.6% and 72.8% of total revenue in this geography during the three and nine months ended September 30, 2016, respectively. We have focused on diversifying our business in this region beyond banking and financial services to other key verticals, including retail, consumer, media and entertainment markets. During 2016, we have established new clients in the Travel and Consumer vertical in the APAC region, which accounted for 26.1% and 17.0% of total revenue in this geography during the three and nine months ended September 30, 2016, respectively.
Cost of Revenues (Exclusive of Depreciation and Amortization)
During the three months ended September 30, 2016, cost of revenues (exclusive of depreciation and amortization) was $190.8 million representing an increase of 28.5% over the corresponding period of 2015. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 1.1% over the corresponding period of 2015 to 64.0% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the third quarter of 2016 was primarily driven by a $41.3 million increase in compensation costs for revenue producing delivery personnel, including an increase in stock-based compensation expense of $0.9 million. The increase was mainly attributable to a 36.3% growth in the average number of delivery professionals in the quarter, resulting from organic growth as well as personnel additions from our strategic acquisitions.
During the nine months ended September 30, 2016, cost of revenues (exclusive of depreciation and amortization) was $539.0 million representing an increase of 31.9% over the corresponding period of 2015. As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) increased by 1.2% over the corresponding period of 2015 to 63.7% of consolidated revenues.
The increase in cost of revenues (exclusive of depreciation and amortization) in the first nine months of 2016 was primarily driven by a $125.3 million increase in personnel-related costs, including an increase in stock-based compensation expense of $2.7 million. The total increase in personnel-related costs was primarily attributable to a 35.8% growth in the average number of delivery professionals in 2016 to date, resulting from organic growth as well as personnel additions from our strategic acquisitions.

Selling, General and Administrative Expenses
We continued to invest in key areas including sales, infrastructure, industry expertise, and other functions supporting global operations and our growth. During the three months ended September 30, 2016, selling, general and administrative expenses were $67.5 million representing an increase of 21.8% over the corresponding period of 2015. As a percentage of revenues, selling, general and administrative expenses decreased 0.9% over the corresponding period of 2015, to 22.6% of consolidated revenues. The increase in selling, general and administrative expenses during the three months ended September 30, 2016, compared to the same period of 2015, was primarily driven by a $5.1 million increase in personnel-related costs, which includes salaries and stock-based compensation expense. Of these personnel-related costs, stock-based compensation expense comprised $1.0 million of the increase during the three months ended September 30, 2016, compared to the same period of 2015.
During the nine months ended September 30, 2016, selling, general and administrative expenses were $193.2 million representing an increase of 22.0% over the corresponding period of 2015. As a percentage of revenues, selling, general and administrative expenses decreased 1.4% over the corresponding period of 2015, to 22.8% of consolidated revenues. The increase in selling, general and administrative expenses during the nine months ended September 30, 2016, compared to the same period of 2015, was primarily driven by a $12.8 million increase in personnel-related costs, which includes salaries and stock-based compensation expense. Of these personnel-related costs, stock-based compensation expense comprised $1.4 million of the increase during the nine months ended September 30, 2016, compared to the same period of 2015.
Our selling, general and administrative expenses have increased primarily as a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our sustainable growth. During the three and nine months ended September 30, 2016, we experienced a 31.9% and 27.3% growth in the average non-production headcount as compared to the same periods of 2015. In addition, we have issued stock to sellers and/or personnel in connection with our business acquisitions and have been recognizing stock-based compensation expense in the periods after the closing of these acquisitions as part of selling, general and administrative expenses. Such stock-based compensation expense related to acquisitions comprised 41.8% and 39.6% of total selling, general and administrative stock-based compensation expense for the three and nine months ended September 30, 2016, and 54.5% and 59.6% in the same periods of 2015.
Depreciation and Amortization Expense
During the three and nine months ended September 30, 2016, depreciation and amortization expense was $5.9 million and $17.2 million, as compared to $4.4 million and $12.5 million in the corresponding periods last year. Expressed as a percentage of revenues, depreciation and amortization expense increased 0.1% during both the three and nine months ended September 30, 2016 as compared with the corresponding periods of 2015. The increase in depreciation and amortization expense is primarily due to the increase in purchases of computer equipment to support headcount growth, accompanied by increased amortization of new intangible assets purchased during 2015. We purchased $2.8 million of intangible assets as part of our NavigationArts acquisition and $22.7 million of intangible assets as part of our AGS acquisition in 2015.
Interest and Other Income, Net
Net interest and other income was $1.1 million and $3.4 million during the three and nine months ended September 30, 2016 representing an increase of $0.2 million and $0.1 million compared to the corresponding periods last year. The increase was primarily impacted by more interest received on cash accounts in Belarus and more interest earned on employee housing loans.
Provision for Income Taxes
The provision for income taxes was $7.1 million during the three months ended September 30, 2016, representing an increase from $5.8 million during the three months ended September 30, 2015. The effective income tax rate was 21.3% for the three months ended September 30, 2016 and 20.2% for the three months ended September 30, 2015.
The provision for income taxes was $19.9 million during the nine months ended September 30, 2016, representing an increase from $14.5 million during the nine months ended September 30, 2015. The effective income tax rate was 21.1% for the nine months ended September 30, 2016 and 20.4% for the nine months ended September 30, 2015.

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
Each segment engages in business activities that generate revenues and incur expenses. Separate financial information is available for each segment and it is used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), in determining how to allocate resources and evaluate performance based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount. Certain expenses, such as stock based compensation expense, are not allocated to specific segments, as management does not believe these expenses are either directly attributable to any specific segment or controllable at the segment level. Such “unallocated” expenses are deducted against the Company’s total income from operations and are not allocated to individual segments in internal management reports used by the CODM.
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Segment revenues:
North America	$161,655	$121,746	$466,255	$330,228
Europe	126,265	103,514	349,834	292,826
Russia	10,434	9,707	31,056	27,432
Other	—	1,207	—	3,951
Total segment revenues	$298,354	$236,174	$847,145	$654,437
Segment operating profit/(loss):
North America	$34,699	$28,906	$103,693	$78,720
Europe	19,548	17,021	49,793	49,031
Russia	1,208	1,626	5,244	3,095
Other	—	168	—	(12)
Total segment operating profit	$55,455	$47,721	$158,730	$130,834
North America Segment
During the three months ended September 30, 2016, revenues for the North America segment increased $39.9 million, or 32.8%, over the corresponding period in 2015 and segment operating profits increased $5.8 million, or 20.0%, as compared to the same period last year. During the three months ended September 30, 2016, revenues from our North America segment were 54.2% of total segment revenues, which increased from the 51.5% of total segment revenues in the corresponding period of 2015. As a percentage of North America segment revenues, the North America segment’s operating profit was 21.5% during the three months ended September 30, 2016 and 23.7% in the same period of 2015.

During the nine months ended September 30, 2016, revenues for the North America segment increased $136.0 million, or 41.2%, over the corresponding period in 2015 and segment operating profits increased $25.0 million, or 31.7%, as compared to the same period last year. During the nine months ended September 30, 2016, revenues from our North America segment were 55.0% of total segment revenues, which increased from the 50.5% of total segment revenues in the corresponding period of 2015. As a percentage of North America segment revenues, the North America segment’s operating profit was 22.2% during the nine months ended September 30, 2016 and 23.8% in the same period of 2015.
The increase in revenues during the three and nine months ended September 30, 2016 was driven by continued expansion of existing customer relationships and by revenues from new clients. During the first nine months of 2016, operating results of the North America operating segment were impacted from our 2015 acquisitions of AGS and NavigationArts, which mainly generate revenues in North America.
Europe Segment
During the three months ended September 30, 2016, revenues from our Europe segment were 42.3% of total segment revenues and represented an increase of $22.8 million, or 22.0%, over the corresponding period of 2015. During the three months ended September 30, 2016, segment operating profits increased $2.5 million, or 14.8%, as compared to the same period of 2015, to $19.5 million of operating profit.
During the nine months ended September 30, 2016, revenues from our Europe segment were 41.3% of total segment revenues and represented an increase of $57.0 million, or 19.5%, over the corresponding period of 2015. During the nine months ended September 30, 2016, segment operating profits increased $0.8 million, or 1.6%, as compared to the same period of 2015, to $49.8 million of operating profit.
Europe continues to be a growing segment in our portfolio with several top European-based clients primarily in the banking and financial services sector. Our Europe segment includes the business in the APAC region, which is managed by the same management team. We have gained several new clients in various industries in the APAC region during the three and nine months ended September 30, 2016, compared with the corresponding period of 2015. We expect that many of our new and existing customers in other business verticals will use our services in that region resulting in possible revenue and operating profit increases for the Europe segment.
Russia and Other Segments
During the three months ended September 30, 2016, revenues from our Russia segment were 3.5% of total segment revenues and represented an increase of $0.7 million, or 7.5%, compared to the corresponding period of 2015. During the three months ended September 30, 2016, operating profit of the Russia segment decreased $0.4 million, or 25.7%, as compared to the same period of 2015, to $1.2 million.
During the nine months ended September 30, 2016, revenues from our Russia operating segment increased $3.6 million, or 13.2%, and operating profits increased $2.1 million, or 69.4%, as compared to the same period of 2015.
During the three and nine months ended September 30, 2016, no substantial clients remained in the Other segment due to the ending of certain customer relationships and contractual changes with other clients, and as a result we shifted managerial responsibility for the remaining clients to the Russia segment. This change does not represent a change in our existing segments but rather a movement in responsibility for several clients that represent less than 1% of total segment revenue.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments causing instability between revenues and associated profits. Also, since 2014, the United States and the European Union have imposed and expanded sanctions targeting Russian government and government-controlled interests and certain government officials. While this has not directly impacted our business in Russia, the sanctions aggravated the overall Russian economy and negatively influenced the business of our major clients in the region, decreasing demand for our services. Additionally, strong foreign currency fluctuations in 2015 and 2016 further destabilized the economic situation in the regions that are included in these segments and negatively impacted our business in Russia and other CIS countries during 2015 and 2016.

Liquidity and Capital Resources
Capital Resources
At September 30, 2016, our principal sources of liquidity were cash and cash equivalents totaling $330.6 million and $66.1 million of available borrowings under our revolving line of credit.
As of September 30, 2016, $274.9 million of our total cash and cash equivalents were held outside the United States. Of this amount, $132.3 million was held in U.S. dollar denominated accounts in Belarus, including deposits that accrued interest at an average interest rate of 3.2% during the first nine months of 2016. As of September 30, 2016, a balance of $31.7 million U.S. dollars is kept in an unrestricted account in our Cyprus entity’s bank in the United Kingdom. Our subsidiaries in the CIS or APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, as a result of various factors such as any global or regional instability or changes in tax laws in place for a specific time period, we may later decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $274.9 million would be subject to foreign withholding taxes, of which $262.0 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
On September 12, 2014, we established a revolving credit facility with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank. This credit facility consists of a $100.0 million revolving line of credit, with a maturity date of September 12, 2019. There is potential to increase the credit facility up to $200.0 million if certain conditions are met. Borrowings under the credit facility may be denominated in United States Dollars or, up to a maximum of $50.0 million in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). As of September 30, 2016, we had outstanding debt of $33.1 million, including accrued interest, and $0.9 million of an unused irrevocable letter of credit under the 2014 Credit Facility, with the balance of the credit line of $66.1 million remaining available for use.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$111,166	$64,554
Net cash provided by/(used in) investing activities	3,110	(73,175)
Net cash provided by financing activities	16,398	5,451
Effect of exchange rate changes on cash and cash equivalents	504	(2,921)
Net increase/(decrease) in cash and cash equivalents	131,178	(6,091)
Cash and cash equivalents, beginning of period	199,449	220,534
Cash and cash equivalents, end of period	$330,627	$214,443
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2016 increased by $46.6 million, compared to the corresponding period of 2015. This increase in operating cash flows for the first nine months of 2016 as compared to the same period in 2015 is mainly attributable to an increase in collected revenue, which is partially offset by an increase in payroll, bonuses, taxes and office related expenses.

Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2016 was $3.1 million and consisted primarily of a matured $30 million interest bearing time deposit set up by our Cyprus entity in the United Kingdom during the nine months ended September 30, 2015. Upon maturity in March 2016, these funds were placed back into cash and cash equivalents. Significant fluctuations between the two periods were also caused by $27.7 million spent on acquisitions during the nine months ended September 30, 2015 compared to only $4.5 million spent during the same period of the current year. In both periods, investing activities included expenditures on property, plant and equipment to support our growth and geographic expansion, with total purchases of $20.0 million and $9.5 million during the nine months ended September 30, 2016 and 2015, respectively.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2016 was $16.4 million, and included $15.9 million of proceeds from stock option exercises and $2.1 million net outflow from borrowings, mainly under the 2014 Credit Facility. Net cash provided by financing activities during the nine months ended September 30, 2015 was $5.5 million, and consisted mainly of $30.3 million in payments of deferred consideration related to acquisitions, offset by $17.6 million of proceeds from stock option exercises and $15.0 million of proceeds from borrowings.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
As of September 30, 2016, our fixed and determinable contractual obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations	$33,194	$137	$33,055	$2	$—
Operating lease obligations	86,092	28,589	36,630	12,919	7,954
Capital lease obligations	97	87	10	—	—
	$119,383	$28,813	$69,695	$12,921	$7,954
Letter of credit
As of September 30, 2016, we had an irrevocable standby letter of credit in the amount $0.9 million under the 2014 Credit Facility, which is required to secure commitments for certain insurance policies. The letter of credit expires on April 27, 2017 with a possibility of automatic extension for an additional period of one year from the present or any future expiration date. No amounts were outstanding against this letter of credit during the three and nine months ended September 30, 2016.
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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements that would constitute off-balance sheet arrangements other than as disclosed in Note 9 and Note 5 of our financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.

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
Performance-based awards issued to certain former owners of acquired businesses are valued using significant inputs that are not observable in the market which are defined as Level 3 inputs according to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. As of September 30, 2016, the significant portion of our contingent liabilities measured at fair value on a recurring basis has been settled and, therefore, uncertainty associated with the earnout assumptions has been significantly curtailed along with the risk of causing a material impact to, and volatility in our operating results.
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
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are accounted for in accordance with FASB ASC 350, “Intangibles - Goodwill and Other”. We conduct the evaluation of goodwill impairment at the reporting unit level on an annual basis during the fourth quarter, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below. We do not have intangible assets that have indefinite useful lives.
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
Stock-Based Compensation — Equity-based compensation cost relating to the issuance of stock-based awards to employees is based on the fair value of the award at the date of grant, which is expensed evenly over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet the criteria for equity classification are recorded in liabilities and adjusted to fair value at the end of each reporting period.
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
At September 30, 2016, loans issued to employees were $6.0 million, or 0.7% of our total assets. These loans potentially expose us to a risk of non-payment and loss. Repayment of these loans is primarily dependent on the personal income of borrowers obtained through their employment with EPAM and may be adversely affected by macroeconomic changes, such as currency devaluation and inflation. Given a large demand for the program among our employees and its advantages as compared to alternative methods of financing available on the market, we expect the borrowers to fulfill their obligations.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in the CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of September 30, 2016, $160.2 million of total cash was held in CIS countries, with $132.4 million of that in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of September 30, 2016, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 10.3% and 10.7% of our total billed and unbilled trade receivables, respectively.
During the three and nine months ended September 30, 2016, our top five customers accounted for 28.0% and 29.3% of our total revenues, and our top ten customers accounted for 37.6% and 39.3% of our total revenues. During the three and nine months ended September 30, 2015, our top five customers accounted for 31.9% and 33.5% of our total revenues, and our top ten customers accounted for 42.9% and 44.4% of our total revenues.
During the three and nine months ended September 30, 2016, revenues from one customer, UBS AG, were $34.9 million and $106.2 million, respectively, and accounted for more than 10% of total revenues. During the three and nine months ended September 30, 2015, revenues from one customer, UBS AG, were $32.7 million and $95.3 million, respectively, and accounted for more than 10% of total revenues. Indicated revenues do not include reimbursable expenses.
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
As of September 30, 2016 the outstanding borrowings under our 2014 Credit Facility were $33.1 million. The interest rate for this debt is based on LIBOR, which resets regularly at issuance, based on lending terms. We do not believe we are exposed to material direct risks associated with changes in interest rates related to this borrowing.
We offer interest-bearing loans in Belarus under our Employee Housing Program and charge an interest rate on these loans. These loans are financed with available funds of our Belarusian subsidiary and the interest rate charged is nominal and determined by us. We do not believe that employee loans issued under our Employee Housing Program expose us to significant interest rate risks.

We have not been exposed to material risks due to changes in market interest rates and we do not use derivative financial instruments to hedge our risk of interest rate volatility. However, our future interest expense may increase and interest income may fall due to changes in market interest rates.
Foreign Exchange Risk
Our condensed consolidated financial statements are reported in U.S. dollars; however, our business is conducted in various currencies. Outside of the United States, we operate primarily through wholly-owned subsidiaries in Canada, Europe, Asia, and the CIS and CEE regions and generate a significant portion of our revenues in currencies other than the U.S. dollar, principally, euros, British pounds sterling, Canadian dollars, Swiss francs and Russian rubles. We incur expenditures in non-U.S. dollar currencies, principally in Hungarian forints, Russian rubles, Polish zlotys, Swiss francs, British pounds sterling, Indian rupees and China yuan renminbi (“CNY”) associated with our delivery centers located in the CEE, Europe, Mexico and APAC regions.
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
Management supplements results reported in accordance with United States generally accepted accounting principles, referred to as GAAP, with non-GAAP financial measures. Management believes these measures help illustrate underlying trends in our business and uses the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating its performance. When important to management’s analysis, operating results are compared on the basis of “constant currency", which is a non-GAAP financial measure. This measure excludes the effect of foreign currency exchange rate fluctuations by translating the current period revenues and expenses into U.S. dollars at the weighted average exchange rates of the prior period of comparison. Based on our results of operations for the third quarter of 2016, if currencies were not impacted by foreign exchange fluctuations and results were evaluated on a constant currency basis using rates from the third quarter in 2015, our consolidated revenue would have been higher by 1.8%. Revenue in the third quarter of 2016 compared on a constant currency basis to the third quarter of 2015 was negatively impacted the most by the British pound sterling and slightly positively impacted by the Russian ruble and Canadian dollar. If compared on the same constant currency basis, our net income would have been higher by 5.2% as the impact from the currency declines also had a favorable impact on the expenses at our offshore delivery centers. Net income in the third quarter of 2016 compared on a constant currency basis to the third quarter of 2015 was impacted positively by the Russian ruble, Canadian dollar and Polish zloty and was offset by the negative impact from the British pounds sterling. The euro did not have a significant impact on the revenue or net income for the third quarter of 2016 compared on a constant currency basis to the third quarter of 2015.
To the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion. Changes in the currency exchange rates resulted in our reporting a net foreign currency exchange loss of $1.7 million and gain of $0.1 million during the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, total net foreign currency exchange losses were $5.4 million and $6.1 million, respectively. The decrease in net foreign exchange loss in the first nine months of 2016 compared to the same period of 2015 was primarily attributable to stabilization in exchange rates of the Russian ruble, euro and Canadian dollar against the U.S. dollar in the periods indicated. This loss is included in our condensed consolidated statements of income and comprehensive income.
Foreign currency translation adjustments from translating financial statements of our foreign subsidiaries from functional currency to the U.S. dollars are recorded as a separate component of stockholders’ equity or included in the condensed consolidated statements of income and comprehensive income if local currencies of our foreign subsidiaries differ from their functional currencies. As of September 30, 2016, approximately 24.9% of our total net assets were subject to foreign currency translation exposure, as compared to 25.3% as of September 30, 2015. During the nine months ended September 30, 2016 and 2015, net income generated by foreign subsidiaries for which the functional currency was not U.S. dollars was 53.8% and 59.7%, respectively.
During the three months ended September 30, 2016 and 2015, we recorded $0.4 million of translation gains and $8.3 million of translation losses in each respective period within our condensed consolidated statements of income and comprehensive income, and $2.7 million of translation gains and $7.4 million of translation losses for the year-to-date periods in 2016 and 2015, respectively.

During the periods presented, our condensed consolidated statements of income and comprehensive income were not materially affected by gains or losses arising from translating financial statements of our foreign subsidiaries from functional currency to U.S. dollars.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U. (referred to as “Brexit”).  As a result, it is anticipated that the U.K. government will negotiate the terms of the U.K.’s withdrawal from the E.U, after Parliamentary approval. The Brexit vote resulted in immediate stock market and foreign currency exchange rate volatility and uncertainty and, as a result, we are monitoring the developments relating to Brexit as we have a significant operating presence in the U.K. and collect revenues and incur expenses in currencies that may be affected.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amended Non-Employee Director Compensation Policy
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Anthony J. Conte
Name: Anthony J. Conte
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)