Form 10-K
period 2016-12-31
EPAM Systems, Inc.
filed 2017-03-01
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,092 million based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.
The number of shares of common stock, $0.001 par value, of the registrant outstanding as of February 10, 2017 was 51,184,697 shares.
 DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for its 2017 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016
In this annual report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
“EPAM” is a trademark of EPAM Systems, Inc. “CMMI” is a trademark of the Software Engineering Institute of Carnegie Mellon University. “ISO 9001:2008” and “ISO 27001:2013” are trademarks of the International Organization for Standardization. “ISAE” is a trademark of the International Federation of Accountants. All other trademarks and servicemarks used herein are the property of their respective owners.
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

GEOGRAPHICAL REFERENCES
We use the terms “CIS”, “CEE” and “APAC” to describe a portion of our geographic operations and assets. CIS, which stands for the Commonwealth of Independent States, is comprised of constituents of the former U.S.S.R., including Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. CEE, which stands for Central and Eastern Europe, includes Albania, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Republic of Macedonia, Romania, Serbia, Montenegro, Slovakia and Slovenia. APAC, which stands for Asia Pacific, includes all of Asia (including India) and Australia.

PART I
Item 1. Business
Company Background
We are a leading global provider of software product development and digital platform engineering services to clients located around the world, primarily in North America, Europe, Asia and Australia. With a strong focus on innovative and scalable software solutions, and a continually evolving mix of advanced capabilities, we leverage industry standard and custom developed technology, tools and platforms to deliver results for the most complex business challenges. We focus on building long-term partnerships with clients in industries such as financial services, travel and consumer, software and hi-tech, media and entertainment, life sciences and healthcare, and emerging.
Our work with global leaders in enterprise software platforms and emerging technology companies has allowed us to develop vertical-specific domain expertise. Our culture of innovation, technology leadership, process excellence and high-quality project delivery has helped us continue to build a strong reputation in the marketplace.
Our historical core competency, software development and product engineering services, created our foundation for the evolution of our other offerings, which include advanced technology software solutions, intelligent enterprise services and digital engagement. Our strategic acquisitions have further expanded our global footprint and service offering portfolio, including our capabilities in the healthcare and financial services industries, as well as in digital strategy and design, consulting and test automation. We expect our strategic acquisitions will continue to enable us to offer a broader range of services to our clients from a wider variety of locations.
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
Infrastructure Management Services
Given the increased need for tighter enterprise integration between software development, testing and maintenance with private, public and mobile infrastructures, our service offerings also cover infrastructure management services. We have significant expertise in implementing large infrastructure monitoring solutions, providing real-time notification and control from the low-level infrastructure up to and including applications. Our ISAE 3402 Type 2, ISO 27001:2013 and ISO 9001:2008 certifications provide our clients with third-party verification of our information security policies. Our solutions cover the full lifecycle of infrastructure management including application, database, network, server, storage and systems operations management, as well as incident notification and resolution.
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
Financial Services. We have significant experience working with global investment banks, firms, and brokerages; commercial and retail banks, credit card companies, depositories, corporate treasuries, pension funds, and market data providers. We assist these clients with challenges stemming from new regulations, compliance requirements, and risk management. Our Capital Markets Competency Center facilitates knowledge exchange, education and collaboration across our organization and develops new software products, frameworks and components to further enhance our financial services solutions and services.
Travel and Consumer. Our capabilities span a range of platforms, applications and solutions that businesses in travel and hospitality use to serve their customers, capture management efficiencies, control operating expenses and grow revenues. Many of the world’s leading airlines, hotel providers and travel agencies rely on our knowledge in creating the best tools for operating and managing their business. Through this vertical, we also deliver a complete range of digital commerce and marketing services to a global set of customers across traditional and online retail, manufacturing and distribution segments.

Software and Hi-Tech. Our core competency is in providing complex software product development services to meet software and technology companies’ constant need for innovation and agility. We help the most prominent software brands in the world build the best software. Through our extensive experience with many industry leaders in Hi-Tech R&D, software engineering and integration, we have developed proprietary internal processes, methodologies and IT infrastructure, which give us an edge when it comes to serving customers in the Hi-Tech and Software Product markets. Our services span the complete software development lifecycle for software product development using our comprehensive development methodologies, testing, performance tuning, deployment, maintenance and support.
Media and Entertainment. We have established long-term relationships with leading media and entertainment companies which enable us to bring sustainable value creation and enhanced return-on-content for organizations within this vertical. Our solutions help clients develop new revenue sources, accelerate the creation, collection, packaging and management of content and reach broader audiences. We serve clients in a range of media sub-sectors, including entertainment media, news providers, broadcasting companies, financial information providers, content distributors and advertising networks. Our Business Information Competency Center enables us to provide our clients with solutions that help them overcome challenges related to operating legacy systems, manage varied content formats, rationalize their online assets and lower their cost of delivery. In addition, we provide knowledge discovery platform services, which combines custom taxonomy development with web crawling, internal file and e-mail classification, newsletter and feed publication and content trend analysis.
Life Sciences and Healthcare. We help our customers in the Life Sciences and Healthcare industry address ever changing market conditions and regulatory environments. Our professionals deliver an end-to-end experience that includes strategy, architecture, build and managed services to clients ranging from the traditional healthcare providers to innovative startups. We work with global Life Sciences companies to deliver sophisticated scientific informatics and innovative enterprise technology solutions. We offer a combination of deep scientific and mathematical knowledge providing global coverage for broad-based initiatives. Our solutions enable clients to speed research, discovery, and time-to-market while improving collaboration, knowledge management, and operational excellence.
We also serve the diverse technology needs of clients in the energy, telecommunications, automotive, and manufacturing industries, as well the government. These industries represent our Emerging verticals.
Our revenues by vertical for the periods presented are as follows:

	Year Ended December 31,
	2016		2015		2014
Financial Services	$291,845	25.2%	$248,526	27.2%	$215,425	29.5%
Travel and Consumer	259,420	22.4	215,303	23.6	157,756	21.6
Software & Hi-Tech	237,437	20.5	192,989	21.1	157,944	21.6
Media & Entertainment	174,017	15.0	120,616	13.2	91,726	12.6
Life Sciences and Healthcare	105,072	9.1	73,327	8.0	42,428	5.8
Emerging Verticals	79,820	6.7	53,856	5.9	56,338	7.7
Reimbursable expenses and other revenues	12,521	1.1	9,511	1.0	8,410	1.2
Revenues	$1,160,132	100.0%	$914,128	100.0%	$730,027	100.0%
Clients
Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe, Asia and the CIS. We maintain a geographically diverse client base with 57.3% of our 2016 revenues from clients located in North America, 35.5% from clients in Europe, 4.0% from clients in the CIS and 2.1% from our clients in APAC. We typically enter into master services agreements with our clients, which provide a framework for services that is then supplemented by statements of work, which specify the particulars of each individual engagement, including the services to be performed, pricing terms and performance criteria.
Our focus on delivering quality to our clients is reflected by an average of 96.2% and 81.9% of our revenues in 2016 coming from clients that had used our services for at least one and two years, respectively. In addition, we have significantly grown the size of existing accounts as a majority of our top client mix remains consistent over the years. The annual revenue from our top five clients increased from $107.2 million in 2011 to $327.1 million in 2016 and the annual revenue from our top ten clients increased from $149.1 million in 2011 to $442.3 million in 2016.

During 2016, 2015 and 2014 one customer, UBS AG, accounted for over 10% of our revenues.
The following table presents the percentage of our revenues by client location:

	% of Revenues for Year Ended December 31,
Client location	2016	2015	2014
North America	57.3%	53.1%	50.4%
Europe	35.5	38.6	39.0
CIS	4.0	4.7	7.6
APAC	2.1	2.6	1.8
Reimbursable expenses and other revenues	1.1	1.0	1.2
Revenues	100.0%	100.0%	100.0%
Revenues by client location above differ from our segment information. Our operations consist of four reportable segments: North America, Europe, Russia and Other. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. Our reportable segments are based on managerial responsibility for a particular client. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of our senior management team. In such a case, the client’s activity would be reported through the management team’s reportable segment. Particularly, our acquired clients in the APAC region are reported as part of the Europe segment based on the managerial responsibility for those clients. The following table presents the percentage of our revenues by reportable segment:

	% of Segment Revenues for Year Ended December 31,
Segment	2016	2015	2014
North America	55.3%	51.5%	51.3%
Europe	40.9	43.8	41.0
Russia	3.8	4.2	6.9
Other	—	0.5	0.8
Segment Revenues	100.0%	100.0%	100.0%
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report for additional information related to segments.
The following table shows the distribution of our clients by revenues for the periods presented:

	Year Ended December 31,
Revenues Greater Than or Equal To	2016	2015	2014
$0.1 million	431	365	306
$0.5 million	266	211	181
$1 million	182	136	116
$5 million	45	33	24
$10 million	19	14	12
$20 million	7	7	6
See Note 18 in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding total assets, operating results and other financial information related to our reportable segments.
Sales and Marketing
Our sales and marketing efforts support our business strategy to increase our revenues from new and existing clients through our senior management, sales and business development staff, account managers, and technical specialists. We maintain a dedicated sales force and a marketing team, which coordinates corporate-level branding efforts such as sponsorship of programming competitions and participation in and hosting of industry conferences and events.

Given our focus on providing technical solutions to our clients’ complex challenges, our IT professionals play an integral role in engaging with clients on potential business opportunities. Our account managers maintain direct client relationships and are tasked with identifying new business opportunities and responding to requests-for-proposals, or RFPs. Account managers typically engage technical and other specialists when pursuing opportunities. This sales model has been effective in promoting repeat business and growth from within our existing client base.
In addition to effective client management, we believe that our reputation as a premium provider of software engineering solutions and information technology services drives additional business from inbound requests, referrals and requests for proposal (“RFPs”). We enjoy published recognition from third-party industry observers, such as Forrester Research, Forbes Research, Everest Group, Zinnov, CIO Magazine, Information Week, and Software Magazine.
Our Delivery Model
We have delivery centers located in Belarus, Ukraine, Russia, Hungary, Kazakhstan, Bulgaria, Armenia, Poland, China, Mexico, Czech Republic and India. We have client management locations in the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Netherlands, Russia, United Arab Emirates, Kazakhstan, Singapore, Hong Kong, Austria, Ireland and Australia. We believe the development of a robust global delivery model creates a key competitive advantage, enabling us to better understand and meet our clients’ diverse needs and provide a compelling value proposition. We continuously grow our delivery platform both organically and through acquired delivery centers and client management locations. Our total headcount of revenue generating personnel was 19,670 as of December 31, 2016.
Our primary delivery centers are located in Belarus, where we have 6,390 IT professionals as of December 31, 2016. The majority of these IT professionals are located in Minsk, the capital of Belarus, which is well-positioned to serve as a prime IT outsourcing destination given its strong industrial base and established educational infrastructure. Furthermore, the IT industry in Belarus has been strongly supported by the government, which has taken steps to encourage investment in the IT sector through long-term tax incentives.
Our locations in Ukraine and Russia offer many of the same benefits as Belarus, including educational infrastructure, availability of qualified software engineers and government support of the IT industry, and, therefore, offer a strong and diversified delivery platform across Europe. As of December 31, 2016, our delivery centers in Ukraine have 4,081 IT professionals and 2,834 IT professionals in Russia. Our delivery model has not been materially affected by the political and economic uncertainty in Russia or Ukraine to date.
Our other significant delivery centers are in the United States with 1,127 IT professionals, Hungary with 1,511 IT professionals, India with 976 IT professionals and Poland with 946 IT professionals as of December 31, 2016. These delivery centers are located strategically to serve clients in North America, Europe and Asia.
Human Capital
Attracting and retaining employees is a key factor in our ability to grow our revenues and meet our clients’ needs. We have dedicated full-time employees that oversee all aspects of our human capital management process. It is critical that we effectively plan our short-term and long-term recruitment needs and deploy the necessary personnel and processes to optimize utilization and quickly satisfy the demands of our clients. As our business grows, we also focus on hiring and retaining individuals with appropriate skills to fill our executive, finance, legal, HR and other key management positions.
At December 31, 2016, 2015 and 2014, we had a total of 22,383, 18,354 and 14,109 employees, respectively. Of these employees, as of December 31, 2016, 2015 and 2014, respectively, 19,670, 16,078 and 11,824 were revenue generating IT professionals.
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
Historically, we have developed our base of IT professionals by hiring highly-qualified, experienced IT professionals from the CIS and CEE region and by recruiting students from leading universities there. The quality and academic prestige of the CIS and CEE educational system is renowned worldwide. We have strong relationships with the leading institutions in these geographies, such as the Belarusian State University, the Moscow State University, and the National Technical University of Ukraine. The participants from these universities are frequent and consistent winners in the ACM International Collegiate Programming Contest (“ICPC”), the oldest, largest, and most prestigious programming contest in the world.

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
We provide training, continuing education and career development programs for both entry-level and experienced IT professionals. Entry-level IT professionals undergo a rigorous training program that consists of approximately three to six months of classroom training, as well as numerous hours of hands-on training through actual engagements. This comprehensive program results in employees who are highly proficient and possess deep technical expertise that enables them to immediately serve our clients’ needs. For our mid-level and senior IT professionals, we offer continuing education programs aimed at helping them advance in their careers. We also provide mentoring opportunities, management and soft skills training, intensive workshops and management and technical advancement programs in order to support the development of middle and senior management through formal leadership training, evaluation, development and promotion.
Quality and Process Management
We have invested resources in developing a proprietary suite of internal applications and tools to manage all aspects of our delivery process. These applications and tools are effective in reducing costs and security risks, while providing control and visibility across all project lifecycle stages both internally and to our clients. In addition, these applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions to global clients, further strengthening our relationships with them.
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
Based on our analysis of publicly available information of IT services providers, we are the only ISAE 3402 Type 2 certified IT services provider with multiple delivery centers in CEE. This certification is a widely recognized auditing standard developed by the American Institute of Certified Public Accountants, or AICPA, and it serves as additional assurance to our clients regarding the control environment and the security of their sensitive data. Furthermore, this is an important certification for firms in data and information-intensive industries, as well as any organization that is subject to the internal controls certification requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Our ISAE 3402 Type 2 certification, in addition to our multiple ISO 27001:2013 and ISO 9001:2008 attestations, underscores our focus on establishing stringent security standards and internal controls.
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
We face competition primarily from:

•
India-based technology outsourcing IT services providers, such as Cognizant Technology Solutions (NASDAQ:CTSH), GlobalLogic, HCL Technologies, Infosys Technologies (NASDAQ:INFY), Mindtree, Tata Consultancy Services and Wipro (NASDAQ:WIT);

•	U.S.-based technology outsourcing IT services providers, such as Syntel, Inc. (NASDAQ: SYNT), and Virtusa Corporation (NASDAQ: VRTU);

•	CEE-based technology outsourcing IT services providers such as Luxoft Holding, Inc. (NYSE:LXFT);

•	China-based technology outsourcing IT services providers such as Camelot Information Services, and Pactera;

•	Other IT and Software Development services providers located elsewhere, such as Globant S.A. (NASDAQ: GLOB);

•	Large global consulting and outsourcing firms, such as Accenture, Atos Origin, Capgemini, CSC and IBM; and

•	In-house IT departments of our clients and potential clients.
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
Long-lived Assets
Our long lived-assets disclosed in the table below consist of property and equipment. The table below presents the locations of our long-lived assets:

	Year Ended December 31,
	2016	2015	2014
Belarus	$46,011	$44,879	$41,652
Russia	7,203	2,084	2,196
Ukraine	5,610	4,487	4,392
Hungary	3,485	2,485	2,773
United States	2,618	1,969	2,001
Poland	2,213	1,088	747
China	1,887	514	289
India	1,650	1,099	—
Other	2,939	1,894	1,084
Total	$73,616	$60,499	$55,134
Acquisitions
Our sustained growth and increased capabilities are furthered by both organic growth and strategic acquisitions. We continually evaluate potential acquisition targets that can expand our vertical-specific domain expertise, geographic footprint, service portfolio, client base and management proficiency.
Regulations
Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations. Several foreign and U.S. federal and state agencies regulate various aspects of our business. See “Item 1A. Risk Factors — Risks Relating to Our Business — We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions and the Foreign Corrupt Practices Act, or FCPA, and similar anti-corruption laws. If we are not in compliance with applicable legal requirements, we may be subject to civil or criminal penalties and other remedial measures”.
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
The ability to hire and retain highly-skilled information technology professionals is critical to our success. To maintain and renew existing engagements and obtain new business, we must attract, train and retain skilled IT professionals, including those with management experience. Competition for IT professionals can be intense in the markets where we operate and, accordingly, we may not be able to hire or retain all of the IT professionals necessary to meet our ongoing and future business needs. Consequently, we may have to forgo projects due to lack of resources or inability to staff projects optimally.
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
Wage costs for IT professionals in CIS, CEE and APAC, and certain other geographies in which we operate are lower than comparable wage costs in more developed countries. However, wage costs in the service industry in these countries may increase at a faster rate than in the past, which ultimately may make us less competitive unless we are able to increase the efficiency and productivity of our IT professionals and increase the prices for our services. Increases in wage costs may reduce our profitability.
Additionally, we have granted certain equity-based awards under our stock incentive plans and entered into other stock-based compensation arrangements in the past, and expect to continue this practice. The expenses associated with stock-based compensation may reduce the attractiveness to us of issuing equity awards under our equity incentive plan. However, if we do not grant equity awards, or if we reduce the value of equity awards we grant, we may not be able to attract and retain key personnel. If we grant more equity awards to attract and retain key personnel, the expenses associated with such additional equity awards could materially adversely affect our results of operations. The issuance of equity-based compensation also results in additional dilution to our stockholders.
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
If any of our senior executives or key personnel, such as business development managers, joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and key IT professionals and staff members to them. Additionally, there could be unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel. If any dispute arises between our senior executives or key personnel and us, any non-competition, non-solicitation and non-disclosure agreements we have with our senior executives or key personnel might not provide effective protection to us, especially in CIS and CEE countries where some of our senior executives and key employees reside, in light of uncertainties with local legal systems.
Our profitability will suffer if we are not able to maintain our resource utilization and productivity levels.
Our profitability is significantly impacted by our utilization levels of fixed-cost resources, such as our professionals as well as other resources such as computers and office space, and our productivity levels. We have expanded our operations significantly in recent years, which has materially increased both our headcount and fixed overhead costs. Some of our IT professionals are specially trained to work for specific clients or on specific projects and some of our offshore development centers are dedicated to specific clients or specific projects. Our ability to manage our utilization levels depends significantly on our ability to hire and train high-performing IT professionals and to staff projects appropriately, and on the general economy and its effect on our clients and their business decisions regarding the use of our services. If we experience a slowdown or stoppage of work for any client or on any project for which we have dedicated IT professionals or facilities, we may not be able to reallocate these IT professionals and facilities to other clients and projects to keep their utilization and productivity levels high. If we are not able to maintain optimal resource utilization levels without corresponding cost reductions or price increases, our profitability will suffer.

Our global business exposes us to operational and economic risks.
We are a global company with substantial international operations. Our revenues from clients outside North America represented 41.6%, 45.9% and 48.5% of our revenues excluding reimbursable expenses for 2016, 2015 and 2014, respectively. The majority of our employees, along with our development and delivery centers, are located in the CIS and CEE. The global nature of our business creates operational and economic risks.
Risks inherent in conducting international operations include:

•	foreign exchange fluctuations;

•	application and imposition of protective legislation and regulations relating to import or export, including tariffs, quotas and other trade protection measures;

•	difficulties in enforcing intellectual property and/or contractual rights;

•	complying with a wide variety of foreign laws;

•	potentially adverse tax consequences;

•	competition from companies with more experience in a particular country or with international operations; and

•	overall foreign policy and variability of foreign economic conditions.
We earn our revenues and incur our expenses in multiple currencies, which exposes us to foreign exchange risks relating to revenues, receivables, compensation, purchases and capital expenditures. Currency exchange volatility caused by political or economic instability or other factors, could materially impact our results. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
In June 2016, voters in the U.K. approved an exit from the European Union (“Brexit”), and as a result, it is anticipated that the U.K. government will negotiate the terms of the U.K’s withdrawal from the European Union. Short or long term effects of Brexit may result in stock market and foreign currency exchange rate volatility, and may also impact other operational areas of our business, including immigration and mobility of our workforce. We are monitoring the developments relating to Brexit, but the related uncertainty may affect our customers’ operations and may result in new operational and financial challenges for us.
The IT services industry is particularly sensitive to the economic environment and the industry tends to decline during general economic downturns. Given our significant revenues from North America and Europe, if those economies weaken or slow, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability.
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
Continuing military activities in Ukraine have combined with Ukraine’s weak economic conditions to fuel ongoing economic uncertainty in Ukraine, Russia and other markets. In response to the actions in Ukraine, the EU, United States, Canada, Japan, Switzerland and other nations have imposed, and may continue imposing further, economic sanctions, including specific sanctions on certain Russian entities (specifically in the energy, defense and financial sectors). Prolonged political instability in Ukraine, sanctions against Russia and Russia’s potential response to such sanctions could have a material adverse effect on our operations. We have delivery centers in the Ukraine employing 4,081 IT professionals, none of which are located in the most volatile regions of Eastern Ukraine. We also have delivery centers in Russia, employing 2,834 IT professionals located in various cities including Moscow and St. Petersburg. To date we have not experienced any interruption in our office infrastructure, utility supply or Internet connectivity needed to support our clients. We continue to monitor the situation closely. Our contingency plans include relocating work and/or personnel to other locations and adding new locations, as appropriate.
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
Termination or non-renewal of a customer contract could cause us to experience a higher than expected number of unassigned employees and thus compress our margins until we are able to reduce or reallocate our headcount. The loss of any of our major clients, or a significant decrease in the volume of work they outsource to us or the price at which we sell our services to them, if not replaced by new client engagements, could materially adversely affect our revenues and results of operations.

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
We have a long selling cycle for our IT services, which requires significant investment of human resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to select another IT service provider or in-house resources to perform the services and the timing of our clients’ budget cycles and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenues and our revenue growth. For certain clients, we may begin work and incur costs prior to executing a contract. A delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement, or to complete certain contract requirements in a particular quarter, could reduce our revenues in that quarter.
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
Current or prospective clients may elect to perform certain services themselves or may be discouraged from transferring services from onshore to offshore IT services providers. This shift away from offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide services from within the countries in which our clients operate.
Some of our present and potential competitors may have substantially greater financial, marketing or technical resources than EPAM. Client buying patterns can change if clients become more price sensitive and accepting of low-cost suppliers with less emphasis on quality. Therefore, we may not be able to retain our clients while competing against such competitors. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could materially adversely affect our business.

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
However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients and employees, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the EPAM brand name and could reduce investor confidence in us.
If we are unable to adapt to rapidly changing technologies, methodologies and evolving industry standards we may lose clients and our business could be materially adversely affected.
Rapidly changing technologies, methodologies and evolving industry standards are inherent in the market for our services. Our future success will depend in part upon our ability to anticipate developments in IT services, enhance our existing services and to develop and introduce new services to keep pace with such changes and developments and to meet changing client needs. The process of developing our client solutions is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems, technologies and methodologies. Our ability to keep pace with, anticipate or respond to these changes is subject to a number of risks, including that:

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
We may not be successful in anticipating or responding to these developments in a timely manner, or if we do respond, the services, technologies or methodologies we develop or implement may not be successful in the marketplace. Further, services, technologies or methodologies that are developed by our competitors may render our services non-competitive or obsolete. Our failure to enhance our existing services and to develop and introduce new services to promptly address the needs of our clients could materially adversely affect our business.
Undetected software design defects, errors or failures may result in loss of business or in liabilities that could materially adversely affect our business.
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
If our IT professionals make errors in the course of delivering services to our clients or fail to consistently meet service requirements of a client, these errors or failures could disrupt the client’s business, which could result in a reduction in our revenues or a claim for substantial damages against us. Furthermore, any errors by our employees in the performance of services for a client, or poor execution of such services, could result in a client terminating our engagement and seeking damages from us. Any failure in a client’s system or breach of security relating to the services we provide to the client could damage our reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure. The assertion of one or more large claims against us, whether or not successful, could materially adversely affect our reputation, business, financial condition and results of operations.

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
Part of our expansion strategy includes strategic acquisitions. These transactions involve significant challenges, including the risk that an acquisition does not advance our business strategy, that we do not achieve a satisfactory return on our investment, that we are unable to successfully integrate an acquired company’s employees, client relationships and operations, and that the transactions divert significant management attention and financial resources from our ongoing business. These challenges could disrupt our ongoing business and increase our expenses, including causing us to incur significant one-time expenses and write-offs, and make it more difficult and complex for our management to effectively manage our operations. If we are not able to successfully integrate an acquired entity and its operations and to realize the benefits envisioned for such acquisition, our overall growth and profitability plans may be adversely affected.
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
Our earnings could be adversely affected if we change our intent not to repatriate earnings from Belarus, Cyprus, Ukraine, the United Kingdom, and Russia or such earnings become subject to U.S. tax on a current basis.
We do not accrue incremental U.S. taxes on all earnings in Belarus, Cyprus, Ukraine, the United Kingdom, and Russia as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2016. These increased taxes could materially adversely affect our financial condition and results of operations.
Our operating results may be negatively impacted by the loss of certain tax benefits provided by the governments of Belarus and other countries to companies in our industry.
Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are 100% exempt from Belarusian income tax (which as of the date of this annual report was 18%) and from the value added tax for a period of 15 consecutive years effective July 1, 2006 and taxed at other reduced rates on a variety of other taxes. Our subsidiary in Russia benefits from a substantially reduced rate on social contributions and an exemption on value added tax in certain circumstances, which is a benefit to qualified IT companies in Russia. If these tax benefits are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our effective income tax rate and/or our operating expenses would increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Income Taxes.”

There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.
Certain of our personnel are retained as independent contractors in several countries. The criteria to determine whether an individual is considered an independent contractor or an employee are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations. In addition, we classify our U.S. employees as “exempt” or “non-exempt” under the Federal Labor Standards Act (“FLSA”), and the FLSA criteria for these classifications are subject to change from time to time. If it were determined that any of our U.S. employees should be classified as “non-exempt” under the FLSA, we may incur costs and liabilities for back wages, unpaid overtime, fines or penalties and/or be subject to employee litigation.
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

We require our employees and independent contractors to enter into written agreements with us upon the commencement of their relationship with us, which assign to EPAM all intellectual property and work product made, developed or conceived by them in connection with their employment or engagement with us. These agreements also provide that any confidential or proprietary information disclosed or otherwise made available by us be kept confidential. We also enter into confidentiality and non-disclosure agreements with our clients and certain vendors. These agreements may not provide meaningful protection for trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Reverse engineering, unauthorized copying or other misappropriation of our and our clients’ proprietary technologies, tools and applications could enable third parties to benefit from our or our clients’ technologies, tools and applications without paying us for doing so, and our clients may hold us liable for that act and seek damages and compensation from us, which could harm our business and competitive position.
We rely on our trademarks, trade names, service marks and brand names to distinguish our services and solutions from the services of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may oppose our trademark applications, or otherwise challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services and solutions, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide assurance that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
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
We typically indemnify clients who purchase our services and solutions against potential infringement of intellectual property rights, which subjects us to the risk of indemnification claims. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims and are often not subject to liability limits or exclusion of consequential, indirect or punitive damages. If any of these claims succeed, we may be forced to pay damages on behalf of our clients, redesign or cease offering our allegedly infringing services or solutions, or obtain licenses for the intellectual property that such services or solutions allegedly infringe. If we cannot obtain all necessary licenses on commercially reasonable terms, our clients may be forced to stop using our services or solutions.
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
As a company with international operations, we are subject to many laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control, or OFAC, or other international sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. We are subject to the FCPA, which prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and other laws concerning our international operations. The FCPA’s foreign counterparts contain similar prohibitions, although varying in both scope and jurisdiction and not limited to transactions with government officials. We operate in many parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
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
Any violations of these or other laws, regulations and procedures by our employees, independent contractors, subcontractors and agents could expose us to administrative, civil or criminal penalties, fines or business restrictions, which could have a material adverse effect on our results of operations and financial condition and would adversely affect our reputation and the market for shares of our common stock and may require certain of our investors to disclose their investment in our company under certain state laws.
Anti-outsourcing legislation and restrictions on immigration, if adopted, may affect our ability to compete for and provide services to clients in the United States or other countries, which could hamper our growth and cause our revenues to decline.
The majority of our employees are nationals of CIS and CEE countries. Some of our projects require a portion of the work to be undertaken at our clients’ facilities, which are sometimes located outside the CIS, CEE. The ability of our employees to work in necessary locations around the world depends on their ability to obtain the required visas and work permits, and this process can be lengthy and difficult. Immigration laws are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions.
In addition, the issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest source of revenues. It is possible that pending legislation in the United States regarding offshore outsourcing may impose restrictions on our ability to deploy employees holding U.S. work visas to client locations, which could adversely impact our business. It is generally difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or maintaining business visas for our employees. However, if enacted, such measures may broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or restrict the use of certain work visas.

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
A recent U.S. executive order titled “Protecting the Nation From Foreign Terrorist Entry Into the United States” restricts entry into the United States of non-U.S. nationals from a number of enumerated countries in the Middle East and suspends a visa interview waiver program that was in place at U.S. consulates worldwide. While the travel restrictions do not extend to nationals of CIS and CEE countries, it is possible that there could be delays in visa processing before CIS and CEE nationals can enter into the United States and their wait times for visa interviews may increase significantly.  Wait times could also be impacted by a recently announced U.S. federal government hiring freeze. Delays in the process to obtain visas may result in delays in the ability of our personnel to travel to meet with our clients, provide services to our clients or to continue to provide services on a timely basis, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We operate in CIS countries primarily through locally organized subsidiaries. Certain provisions of Russian law and the laws of other CIS countries may allow a court to order liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations. If the company fails to comply with certain requirements including those relating to minimum net assets, governmental or local authorities can seek the involuntary liquidation of such company in court, and the company’s creditors will have the right to accelerate their claims or demand early performance of the company’s obligations as well as demand compensation for any damages. If involuntary liquidation of any of our subsidiaries were to occur, such liquidation could materially adversely affect our financial condition and results of operations.
We may need additional capital, and a failure by us to raise additional capital on terms favorable to us, or at all, could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.
We believe that our current cash, cash flow from operations and revolving line of credit are sufficient to meet our anticipated cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain another credit facility, and we can’t be certain that such additional financing would be available on terms acceptable to us. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations.

Our stock price is volatile.
Our common stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by our competitors and us, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, our stock price may significantly decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are incorporated in Delaware with headquarters in Newtown, PA. The table below sets forth our principal properties:

Location	Square Meters Leased	Square Meters Owned	Total Square Meters
Delivery Centers and Client Management Locations:
Belarus	63,059	21,669	84,728
Ukraine	38,855		38,855
Russia	36,576		36,576
Hungary	26,297		26,297
Poland	16,894		16,894
India	14,802		14,802
China	10,044		10,044
United States	7,331		7,331
Bulgaria	3,244		3,244
Czech Republic	2,851		2,851
Kazakhstan	2,681		2,681
Mexico	2,007		2,007
United Kingdom	1,090		1,090
Canada	978		978
Switzerland	662		662
Armenia	540		540
Sweden	322		322
United Arab Emirates	73		73
Germany	28		28
Philippines	11		11
Total	228,345	21,669	250,014
Executive Office:
Newtown, PA, United States	1,212	—	1,212
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
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EPAM.”
The price range per share of common stock presented below represents the highest and lowest intraday sales prices for the Company’s common stock on the NYSE during each quarter of the two most recent years.

2016
Quarter Ended	High	Low
December 31	$69.20	$54.53
September 30	$71.79	$61.47
June 30	$78.40	$61.32
March 31	$78.04	$54.88

2015
Quarter Ended	High	Low
December 31	$84.41	$67.29
September 30	$76.69	$63.37
June 30	$74.49	$57.58
March 31	$63.50	$45.27
As of February 10, 2017, we had approximately 28 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividend Policy
We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our Board of Directors deems relevant. In addition, our revolving credit facility restricts our ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered thereby.
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

COMPARISON OF CUMULATIVE TOTAL RETURN (1)(2)
Among EPAM, the S&P 500 Index and a Peer Group Index(3) (Capitalization Weighted)

	Company / Index
Base Period	EPAM Systems, Inc.	S&P 500 Index	Peer Group Index
12/31/2016	$459.36	$165.84	$121.34
9/30/2016	$495.07	$160.62	$120.39
6/30/2016	$459.36	$155.48	$142.02
3/31/2016	$533.36	$152.58	$150.74
12/31/2015	$561.57	$151.41	$139.88
9/30/2015	$532.29	$142.23	$149.62
6/30/2015	$508.79	$152.83	$140.50
3/31/2015	$437.79	$153.18	$149.56
12/31/2014	$341.07	$152.52	$127.74
9/30/2014	$312.79	$146.10	$120.55
6/30/2014	$312.50	$145.21	$118.41
3/31/2014	$235.00	$138.70	$124.76
12/31/2013	$249.57	$136.92	$124.18
9/30/2013	$246.43	$124.56	$103.03
6/30/2013	$194.14	$118.99	$80.39
3/31/2013	$165.93	$116.24	$99.89
12/31/2012	$129.29	$105.65	$85.86
9/30/2012	$135.29	$106.72	$89.48
6/30/2012	$121.36	$100.90	$83.91
3/31/2012	$146.57	$104.33	$102.94
2/8/2012	$100	$100	$100

(1)	Graph assumes $100 invested on February 8, 2012, in our common stock, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)
We have constructed a Peer Group Index of other information technology consulting firms consisting of Virtusa Corporation (NASDAQ:VRTU), Cognizant Technology Solutions Corp. (NASDAQ:CTSH), Globant S.A. (NASDAQ:GLOB), Infosys Ltd ADR (NYSE:INFY), Luxoft Holding, Inc (NASDAQ:LXFT), Syntel, Inc. (NASDAQ:SYNT), and Wipro Ltd. (ADR) (NYSE:WIT).

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by the Company during the year ended December 31, 2016.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of equity securities by the issuer and affiliated purchasers during the quarterly period ended December 31, 2016.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues	$1,160,132	$914,128	$730,027	$555,117	$433,799
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	737,186	566,913	456,530	347,650	270,361
Selling, general and administrative expenses	264,658	222,759	163,666	116,497	85,868
Depreciation and amortization expense	23,387	17,395	17,483	15,120	10,882
Goodwill impairment loss	—	—	2,241	—	—
Other operating expenses/(income), net	1,205	1,094	3,924	(643)	682
Income from operations	133,696	105,967	86,183	76,493	66,006
Interest and other income, net	4,848	4,731	4,769	3,077	1,941
Change in fair value of contingent consideration	—	—	(1,924)	—	—
Foreign exchange loss	(12,078)	(4,628)	(2,075)	(2,800)	(2,084)
Income before provision for income taxes	126,466	106,070	86,953	76,770	65,863
Provision for income taxes	27,200	21,614	17,312	14,776	11,379
Net income	$99,266	$84,456	$69,641	$61,994	$54,484
Net income per share of common stock(1):
Basic	$1.97	$1.73	$1.48	$1.35	$1.27
Diluted	$1.87	$1.62	$1.40	$1.28	$1.17
Shares used in calculation of net income per share:
Basic	50,309	48,721	47,189	45,754	40,190
Diluted	53,215	51,986	49,734	48,358	43,821

(1)
In connection with the completion of our initial public offering, we effected an 8-for-1 common stock split as of January 19, 2012. All historical common stock and per share information has been changed to reflect the common stock split.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$362,025	$199,449	$220,534	$169,207	$118,112
Time deposits	403	30,181	—	—	—
Accounts receivable, net	199,982	174,617	124,483	95,431	78,906
Unbilled revenues	63,325	95,808	55,851	43,108	33,414
Property and equipment, net	73,616	60,499	55,134	53,315	53,135
Total assets	925,811	778,536	594,026	432,877	350,814
Long-term debt	25,048	35,000	—	—	—
Total liabilities	144,399	165,313	129,976	56,776	64,534
Total stockholders’ equity	781,412	613,223	464,050	376,101	286,280
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
Executive Summary
We are a leading global provider of product development and software engineering solutions offering specialized technological consulting to many of the world’s leading organizations. Our clients depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technology, digital engagement and intelligent enterprise development. We are continuously venturing into new industries to expand our core industry client base in software and technology, financial services, media and entertainment, travel and consumer, retail and distribution and life sciences and healthcare. Our teams of developers, architects, strategists, engineers, designers, and product experts have the capabilities and skill sets to deliver business results.
Our global delivery model and centralized support functions enhance our productivity levels and enable us to better manage the efficiency of our global operations. This model allows us to seamlessly deliver services and solutions from our delivery centers to global clients across all geographies, further strengthening our relationships with them.
Leveraging our roots in software engineering, along with our vertical expertise and strong strategic partnerships, we have become a recognized brand in software development and end-to-end digital transformation services for our clients.
Overview of 2016 and Financial Highlights
For the year ended December 31, 2016, we reported results of operations consistent with the continued execution of our strategy. Our operating expenses increased in line with our increase in revenues as we continue to invest in our people, processes and infrastructure to support our goal to deliver high-quality offerings that meet the needs of our customers, differentiate our value proposition from that of our competition, and drive scale and growth.

The following table presents a summary of our results of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	(in millions, except percentages and per share data)
Revenues	$1,160.1	100.0%	$914.1	100.0%	$730.0	100.0%
Income from operations	$133.7	11.5%	$106.0	11.6%	$86.2	11.8%
Net income	$99.3	8.6%	$84.5	9.2%	$69.6	9.5%

Effective tax rate	21.5%		20.4%		19.9%
Diluted earnings per share	$1.87		$1.62		$1.40
The key highlights of our consolidated results for 2016 were as follows:

•
We recorded revenues of $1.16 billion, or a 26.9% increase from $914.1 million reported last year, making fiscal 2016 a milestone year, having crossed the $1 billion revenue mark. Revenue growth excluding acquisitions, which accounted for 5.4% of total growth, was 21.5% despite significant currency headwinds.

•
Income from operations grew 26.2% to $133.7 million from $106.0 million reported in the corresponding period of last year. Expressed as a percentage of revenues, income from operations was 11.5% compared to 11.6% last year. A slight decrease was primarily driven by fluctuations in utilization.

•	Our effective tax rate was 21.5% compared to 20.4% last year.

•
Net income grew 17.5% to $99.3 million compared to $84.5 million reported in 2015. Expressed as a percentage of revenues, net income decreased 0.6% compared to last year, which was largely driven by higher foreign exchange losses reported in 2016.

•	Diluted earnings per share increased 15.4% to $1.87 for the year ended December 31, 2016 from $1.62 reported in 2015.

•	Cash provided by operations increased $88.4 million, or 115.7%, to $164.8 million during fiscal 2016.
During 2016, we continued to expand our global delivery footprint which brought very important hands-on experience in several new geographies.This allowed us to better understand how to integrate and develop, from one side, and position and benefit, from another, such new global delivery locations within the company and within our clients. We are confident that our strategy of combining our traditional technology and engineering advantage with proven capabilities in digital transformation, design, and emerging consultancy should enable us to navigate considerable market, geo-political and economic uncertainties.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which require us to make judgments, estimates and assumptions that affect: (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the end of each reporting period and (iii) the reported amounts of revenues and expenses during each reporting period. We evaluate these estimates and assumptions based on historical experience, knowledge and assessment of current business and other conditions, and expectations regarding the future based on available information and reasonable assumptions, which together form a basis for making judgments about matters not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. When reviewing our audited consolidated financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgment and other uncertainties affecting the application of such policies and (iii) the sensitivity of reported results to changes in conditions and assumptions. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements as their application places significant demands on the judgment of our management.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies are the most sensitive and require more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our audited consolidated financial statements and other disclosures included elsewhere in this annual report.
Revenues — We recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. If there is an uncertainty about the project completion or receipt of payment for the services, revenues are deferred until the uncertainty is sufficiently resolved. At the time revenues are recognized, we provide for any contractual deductions and reduce revenues accordingly. We defer amounts billed to our clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues as services are performed in subsequent periods. Unbilled revenues represent services provided which are billed subsequent to the period end in accordance with the contract terms.
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
The majority of our revenues (88.2% of revenues in 2016, 85.8% in 2015 and 84.7% in 2014) are generated under time-and-material contracts whereby revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues when incurred. The majority of such revenues are billed on an hourly, daily or monthly basis whereby actual time is charged directly to the client. We expect time-and-material arrangements to continue to comprise the majority of our revenues in the future.
Revenues from fixed-price contracts (10.4% of revenues in 2016, 12.8% in 2015 and 13.6% in 2014) are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenue is deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. The complexity and judgment of our estimation process and issues related to the assumptions, risks and uncertainties inherent in the application of the proportional performance method of accounting could affect the amounts of revenue, receivables and deferred revenue at each reporting period.
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
If initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, which in no case extends beyond one year from the acquisition date, revisions of the accounting for the business combination are recorded in earnings.
Goodwill and Other Intangible Assets — The acquired assets typically include customer relationships, trade names, non-competition agreements, and workforce. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

We assess goodwill for impairment as of October 31st of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of our reporting unit has been reduced below its carrying value. When conducting our annual goodwill impairment assessment, we use a three-step process. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of our reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, we are required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting unit and future opportunities in the markets in which it operates. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, we perform a second step for our reporting unit, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate the fair value of our reporting unit and compare the estimated fair value to its respective carrying value (including goodwill) as of the date of the impairment test. The third step, employed for our reporting unit if it fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of our reporting unit with the carrying amount of goodwill.
Historically, a significant portion of the purchase consideration was allocated to customer relationships. In valuing customer relationships, we typically utilize the multi-period excess earnings method, a form of the income approach. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected discounted future cash flows. Amortization is recorded over the estimated useful lives that are predominantly ranging, on average, from five to ten years. We do not have any intangible assets with indefinite useful lives.
We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write down the carrying value of the intangible asset to its fair value in the period identified. In assessing fair value, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
Accounting for Income Taxes — We estimate our income taxes based on the various jurisdictions where we conduct business and we use estimates in determining our provision for income taxes. We estimate separately our deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions.
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
Stock-Based Compensation — Equity-based compensation cost relating to the issuance of share-based awards to employees is based on the fair value of the award at the date of grant, which is expensed over the requisite service period, net of estimated forfeitures. Equity-based awards that do not require future service are expensed immediately. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Significant judgment is required in determining the adjustment to stock-based compensation expense for estimated forfeitures. Stock-based compensation expense in a period could be impacted, favorably or unfavorably, by differences between forfeiture estimates and actual forfeitures. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unvested stock-based compensation expense.
Equity-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value based on the closing price of our stock at the end of each reporting period. Future stock-based compensation expense related to our liability-classified awards may increase or decrease as a result of changes in the market price for our stock, adding to the volatility in our operating results. As of December 31, 2016, 4.1% of outstanding equity awards were classified as liabilities on our consolidated balance sheets.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that we adopt according to the various timetables the FASB specifies. Unless otherwise discussed below, we believe the impact of recently issued standards will not have a material impact on our consolidated financial position, results of operations and cash flows upon adoption.
Stock-Based Compensation — In March 2016, the FASB issued accounting guidance to simplify several aspects of the accounting for share-based payments. We will adopt the various amendments of the new accounting guidance in the consolidated financial statements for the quarterly period ending March 31, 2017 with an effective date of January 1, 2017. We believe the new standard will cause volatility in our effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded to the income statement (rather than equity). The volatility in future periods will depend on our stock price at the awards’ vesting dates, geographical mix and tax rates in applicable jurisdictions, as well as the number of awards that vest in each period. While we are continuing to assess the impact of the new standard, we currently expect to recognize approximately $0.01 and $0.05 benefit to the diluted EPS for the first quarter and fiscal year 2017, respectively; and approximately a 1.2% and 1.7% benefit to the effective tax rate for the same periods. However, the benefit realized from the adoption of this accounting standard could vary significantly given the inherent uncertainty in predicting future share-based transactions.
Revenue Recognition — In May 2014, the FASB issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2018, with early adoption permitted for January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the consolidated statement of changes in stockholders’ equity. We plan to adopt the new guidance effective January 1, 2018 and have not yet determined which transition method we will apply.
We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We are currently reviewing customer contracts and are in the process of applying the five-step model of the new standard to each contract category we have identified and will compare the results to our current accounting practices, as well as assessing the enhanced disclosure requirements of the new guidance. The new standard could change the amount and timing of revenue and costs recognized under certain arrangement types and could increase the administrative burden on our operations to properly account for customer contracts and provide the more expansive required disclosures. We are also assessing pricing provisions contained in certain of our customer contracts. These provisions represent variable consideration or may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under the current guidance. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances. We have not yet determined what effect the new guidance will have on our consolidated financial statements and/or related disclosures and expect to further our assessment of the financial impact of the new guidance on our consolidated financial statements during fiscal 2017.
Leases — Effective January 1, 2019, we will be required to adopt the new guidance of Accounting Standards Codification (“ASC”) Topic 842, Leases, which will supersede ASC Topic 840, Leases. The new guidance requires lessees to recognize assets and liabilities for all leases with lease terms of more than 12 months. We have not yet completed the assessment of the impact of the new guidance on our consolidated financial statements or determined which transition method we will apply.

Measurement of Credit Losses on Financial Instruments — Effective January 1, 2020, we will be required to adopt the amended guidance on measurement of credit losses on financial instruments (with early adoption permitted effective January 1, 2019.) The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. We have not yet completed the assessment of the impact of the new guidance on our consolidated financial statements or concluded on when we will adopt the standard.
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

	Year Ended December 31,
	2016		2015		2014
	(in thousands, except percentages and per share data)
Revenues	$1,160,132	100.0%	$914,128	100.0%	$730,027	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	737,186	63.6	566,913	62.0	456,530	62.5
Selling, general and administrative expenses(2)	264,658	22.8	222,759	24.4	163,666	22.4
Depreciation and amortization expense	23,387	2.0	17,395	1.9	17,483	2.4
Goodwill impairment loss	—	—	—	—	2,241	0.3
Other operating expenses, net	1,205	0.1	1,094	0.1	3,924	0.6
Income from operations	133,696	11.5	105,967	11.6	86,183	11.8
Interest and other income, net	4,848	0.4	4,731	0.5	4,769	0.7
Change in fair value of contingent consideration	—	—	—	—	(1,924)	(0.3)
Foreign exchange loss	(12,078)	(1.0)	(4,628)	(0.5)	(2,075)	(0.3)
Income before provision for income taxes	126,466	10.9	106,070	11.6	86,953	11.9
Provision for income taxes	27,200	2.3	21,614	2.4	17,312	2.4
Net income	$99,266	8.6%	$84,456	9.2%	$69,641	9.5%

Effective tax rate	21.5%		20.4%		19.9%
Diluted earnings per share	$1.87		$1.62		$1.40

(1)	Included $16,619, $13,695 and $8,648 of stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively;

(2)	Included $32,625, $32,138 and $15,972 of stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively.
Revenues
Our revenues are derived primarily from providing software development services to our clients. Revenues include revenue from services as well as reimbursable expenses and other revenues, which primarily consist of travel and entertainment costs that are chargeable to clients.
During the year ended December 31, 2016, our revenues were $1.16 billion, growing 26.9% over the corresponding period last year. Total revenues in 2016 and 2015 included $12.5 million and $9.5 million of reimbursable expenses and other revenues, respectively, which increased 31.6% in 2016 as compared to 2015, but remained relatively flat as a percentage of total revenues.

During 2015, our revenues grew 25.2% over 2014, from $730.0 million to $914.1 million. The increase was attributable to a combination of factors, including deeper penetration into existing customers and attainment of new customers, both organically and through acquisitions. In 2015, revenue from new customers was $45.7 million, primarily resulting from our acquisitions in 2015, and does not include new clients that are affiliates of existing customers whom we consider an expansion of existing business. In addition, total revenues in 2015 and 2014 included $9.5 million and $8.4 million of reimbursable expenses and other revenues, respectively, which increased by 13.1% in 2015 as compared to 2014, but remained relatively flat as a percentage of total revenues.
We discuss below the breakdown of our revenue by client location, service offering, vertical, contract type, and client concentration.
Revenues by Client Location
Our revenues are sourced from four geographic markets: North America, Europe, CIS, and APAC. We present and discuss our revenues by client location based on the location of the specific client site that we serve, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. Revenue by client location is different from the revenue by reportable segment in our consolidated financial statements included elsewhere in this annual report. Segments are not based on the geographic location of the clients, but instead they are based on the location of the management responsible for a particular client.
The following table sets forth revenues by client location by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	(in thousands, except percentages)
North America	$664,598	57.3%	$485,075	53.1%	$367,498	50.4%
Europe	412,075	35.5	352,489	38.6	284,853	39.0
CIS	46,033	4.0	43,043	4.7	55,807	7.6
APAC	24,905	2.1	24,010	2.6	13,459	1.8
Reimbursable expenses and other revenues	12,521	1.1	9,511	1.0	8,410	1.2
Revenues	$1,160,132	100.0%	$914,128	100.0%	$730,027	100.0%
2016 compared to 2015
During the year ended December 31, 2016, revenues in our largest geography, North America, closed at $664.6 million growing $179.5 million, or 37.0%, from $485.1 million reported for the year ended December 31, 2015. Revenues from this geography accounted for 57.3% of total revenues in fiscal 2016, an increase of 4.2% from 53.1% reported in the corresponding period last year.
Within North America, we experienced strong growth across all verticals despite considerable market, geo-political, and economic uncertainties: each of the two verticals, Media and Entertainment and Life Sciences and Healthcare, grew above 40%; while Emerging Verticals and Financial Services grew 60.0% and 94.1%, respectively. In addition, our traditionally strong Software & Hi-Tech portfolio grew 27.3%, which allowed us to keep this important segment at our strategic target of 20% of consolidated revenues.
We saw continued traction with customers in the pharmaceutical segment of our Life Sciences and Healthcare vertical, and significantly grew our portfolio of customers in Emerging Verticals with over 30% growth in revenues there coming from customers who have been with us less than one year. Combined growth in our Software & Hi-Tech and Media & Entertainment verticals accounted for 48.4% of the overall growth in the North America geography, of which $19.3 million, or 22.3%, was attributable to the expansion of existing relationship with certain long-standing customers within our Media and Entertainment vertical.
Revenues in our Europe geography were $412.1 million, an increase of $59.6 million, or 16.9% over $352.5 million reported last year. Revenues in this geography accounted for 35.5% of consolidated revenues in 2016 as compared to 38.6% last year. The slowdown in revenue growth in 2016 was largely attributable to decelerated growth in revenues from our top customer in this geography, coupled with increased internal and external pressures on customers within our Travel and Consumer vertical, and currency headwinds, primarily due to the depreciation of the British pound relative to the U.S. dollar.

Consistent with results in our North America geography, Europe experienced strong growth in the Media and Entertainment, Life Sciences and Healthcare, and Emerging Verticals, each of which grew over 48% during fiscal 2016. Over 40% of growth in Life Sciences and Healthcare and Emerging Verticals came from customers who have been with us less than one year. Financial Services remained our largest vertical in this geography and accounted for 33.4% of the overall growth in 2016.
Revenues in the CIS geography showed an increase of $3.0 million, or 6.9%, from last year. The increase in CIS revenues came predominantly from customers within the Financial Services and Travel and Consumer verticals. Ongoing economic and geo-political uncertainty in the region, as well as significant volatility of the Russian ruble limit revenue growth in this geography.
2015 compared to 2014
During the year ended December 31, 2015, revenues in our largest geography, North America closed at $485.1 million growing $117.6 million, or 32.0%, as compared with the year ended December 31, 2014. Expressed as a percentage of consolidated revenues, the North America geography accounted for 53.1% in 2015, which represented an increase of 2.7% over 2014. The increase was primarily a result of growth in business from several of our top clients as well as new revenue from the acquisition of NavigationArts, LLC and Alliance Consulting Global Holdings, Inc.
Revenues from all major verticals in North America grew during the year ended December 31, 2015 as compared with the year ended December 31, 2014. The largest contributor to revenue growth in North America, was its Travel and Consumer vertical, which increased $32.9 million, or 48.6%, as compared with the year ended December 31, 2014. The increase in this vertical was primarily driven by the rapid expansion of our strategic relationship with a large retail chain, a relationship we acquired in 2012.
Our Life Sciences and Healthcare vertical in North America continued its impressive growth since we acquired new clients in the healthcare, insurance and life sciences industries in one of our 2014 acquisitions and created synergies with existing customers in those markets. Combined revenue growth from customers in this vertical accounted for $29.0 million representing the largest percentage growth of all North America's verticals at 75.9% growth over prior year.
Revenues from the Media and Entertainment vertical in North America increased by $25.3 million, or 36.2%, as compared with the year ended December 31, 2014. The growth in this vertical in 2015 was attributable to resumed growth in revenues from certain long-time major customers who had decreased demand for our services in prior years.
North America’s largest vertical, Software and Hi-Tech, experienced growth of $24.5 million or 17.2% during the year.
The Financial Services vertical remained our dominant vertical in the European geography. In 2015 revenues from the Financial Services vertical increased by $28.3 million, or 19.0%, respectively, over the corresponding period of 2014. Continued solid performance of the Financial Services vertical was attributable to an increased demand for our services and ongoing relationships with existing top customers located in Europe. We experienced increased business from our top customer located in Switzerland, who was responsible for the majority of the revenue growth in the Financial Services vertical during 2015 as compared with the year ended December 31, 2014. Furthermore, we continue to see growing demand for our services from European-based customers within the Travel and Consumer vertical. During the year ended December 31, 2015 revenues from this vertical increased by $24.0 million as compared with the year ended December 31, 2014 and accounted for 35.5% of total growth in this geography during period indicated. Europe’s Software and Hi-Tech vertical experienced a significant increase of 66.5% in 2015 compared to 2014, in part due to business from a new significant customer in Germany engaged in 2015.
Revenues in the CIS geography showed a decrease of $12.8 million or 22.9% on a year-to-date basis compared to 2014. The decrease in revenues was primarily attributable to a decline in the Financial Services vertical, which was significantly impacted by the microeconomic situation in the region. Additionally, significant foreign currency fluctuations in Russia and CIS countries had a material negative impact on the revenues from those locations.

Revenues by Service Offering
Our end-to-end service offerings are grouped into five main categories with software development representing our core competency and a substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	(in thousands, except percentages)
Software development	$841,916	72.6%	$644,732	70.6%	$504,590	69.1%
Application testing services	223,010	19.2	174,259	19.1	140,363	19.2
Application maintenance and support	74,475	6.4	70,551	7.7	58,840	8.1
Infrastructure services	5,069	0.4	11,311	1.2	14,198	1.9
Licensing	3,141	0.3	3,764	0.4	3,626	0.5
Reimbursable expenses and other revenues	12,521	1.1	9,511	1.0	8,410	1.2
Revenues	$1,160,132	100.0%	$914,128	100.0%	$730,027	100.0%
Revenues by Vertical
We analyze our revenue by separating our clients into five main industry sectors, or verticals, as detailed in the following table. Also, we serve clients in other industries such as oil and gas, telecommunications and several others, which are reported in aggregate under Emerging Verticals.
The following table sets forth revenues by vertical by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	(in thousands, except percentages)
Financial Services	$291,845	25.2%	$248,526	27.2%	$215,425	29.5%
Travel and Consumer	259,420	22.4	215,303	23.6	157,756	21.6
Software & Hi-Tech	237,437	20.5	192,989	21.1	157,944	21.6
Media & Entertainment	174,017	15.0	120,616	13.2	91,726	12.6
Life Sciences and Healthcare	105,072	9.1	73,327	8.0	42,428	5.8
Emerging Verticals	79,820	6.7	53,856	5.9	56,338	7.7
Reimbursable expenses and other revenues	12,521	1.1	9,511	1.0	8,410	1.2
Revenues	$1,160,132	100.0%	$914,128	100.0%	$730,027	100.0%
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

The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	(in thousands, except percentages)
Time-and-material	$1,023,781	88.2%	$784,153	85.8%	$618,725	84.7%
Fixed-price	120,689	10.4	116,700	12.8	99,266	13.6
Licensing	3,141	0.3	3,764	0.4	3,626	0.5
Reimbursable expenses and other revenues	12,521	1.1	9,511	1.0	8,410	1.2
Revenues	$1,160,132	100.0%	$914,128	100.0%	$730,027	100.0%
Revenues by Client Concentration
The following table sets forth revenues contributed by our top one, top five and top ten clients by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	(in thousands, except percentages)
Top client	$136,522	11.8%	$129,818	14.2%	$97,639	13.4%
Top five clients	$327,092	28.2%	$298,063	32.6%	$239,396	32.8%
Top ten clients	$442,253	38.1%	$400,250	43.8%	$320,126	43.9%
During the year ended December 31, 2016, our growth rate outside the top twenty accounts was 44.3%, while the top twenty accounts grew 12.5%. While we seek to grow revenues from our existing clients by continually expanding the scope and size of our engagements, we expect client concentration from our top ten clients to continue to decrease over the long-term.
Our focus on delivering quality to our clients is reflected by an average of 96.2% and 81.9% of our revenues in 2016 coming from clients that had used our services for at least one and two years, respectively. We have long-standing relationship with many of our customers, and revenues derived from these customers may fluctuate as these accounts reach their maturity or upon completion of multi-year projects. While we believe there’s a significant potential for future growth as we expand our capabilities and offerings within specific domains /verticals, we continue to focus on diversification of our client concentration and building up a portfolio of accounts that we believe have significant revenue potential. We anticipate the contribution of these accounts to our total revenues to increase in the mid- to long-term and counterbalance the slowdown in the growth of certain of our largest customers as they reach maturity.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, employee benefits, stock-based compensation expense, travel costs and subcontractor fees for IT professionals and subcontractors that are assigned to client projects. Salaries and other compensation expenses of our IT professionals are reported as cost of revenue regardless of whether the employees are actually performing client services during a given period.
We manage the utilization levels of our professionals through strategically hiring and training high-performing IT professionals and efficiently staffing projects. Our staff utilization also depends on the general economy and its effect on our clients and their business decisions regarding the use of our services. Some of our IT professionals are specifically hired and trained to work for specific clients or on specific projects, and some of our offshore development centers are dedicated to specific clients or projects.
2016 compared to 2015
During the years ended December 31, 2016, cost of revenues (exclusive of depreciation and amortization) was $737.2 million, representing an increase of 30.0% from $566.9 million reported in the corresponding period last year. The increase was primarily due to an increase in compensation costs as a result of a 34.2% growth in the average number of production headcount for the year.

Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 63.6% and 62.0% during the years ended December 31, 2016 and 2015, respectively. Of this increase, 1.5% was attributable to a decrease in utilization during the year ended December 31, 2016, as compared to the same period last year. While we will continue to strategically invest in our business to support its long-term growth, we anticipate utilization to reach normalized levels in 2017.
2015 compared to 2014
During the years ended December 31, 2015 and 2014, cost of revenues (exclusive of depreciation and amortization) was $566.9 million and $456.5 million, respectively, representing an increase of 24.2% for the year ended December 31, 2015 over the corresponding period of 2014, mainly due to an increase in headcount of revenue-producing personnel.
The increase in cost of revenues (exclusive of depreciation and amortization) in 2015 was primarily driven by an increase $107.1 million in compensation costs for revenue-producing personnel, including an increase in stock-based compensation expense of $5.0 million. The increases in all of these costs were the result of organic increase in headcount as well as personnel additions from acquisitions.
As a percentage of revenues, cost of revenues (exclusive of depreciation and amortization), decreased 0.5% over the corresponding period of 2014, to 62.0% of consolidated revenues.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general administrative functions of our business. These expenses include senior management, administrative personnel and sales and marketing personnel salaries; stock-based compensation expense, related fringe benefits, commissions and travel costs for those employees; legal and audit expenses, insurance, operating lease expenses, and the cost of advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues in Belarus to the administrative organization of the Belarus Hi-Tech Park.
Over the recent years, our selling, general and administrative expenses have been increasing as a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our growth. We expect our selling, general and administrative expenses to continue to increase in absolute terms as our business expands but will generally remain steady or slightly decrease as a percentage of our revenues.
2016 compared to 2015
During the year ended December 31, 2016, selling, general and administrative expenses were $264.7 million, representing an increase of 18.8% as compared to $222.8 million reported in the corresponding period last year. The increase in selling, general and administrative expenses in 2016 was primarily driven by a $14.6 million increase in personnel-related costs, coupled with a $16.5 million increase in general and administrative expenses related to investment in facilities and infrastructure to support the increased headcount, and $4.0 million higher spending related to talent acquisition and development.
Expressed as a percentage of revenue, selling, general and administrative expenses decreased 1.6% to 22.8% for the year ended December 31, 2016. The decrease was primarily attributable to higher revenue growth as compared to the growth in compensation driven by the increased headcount and wage inflation, coupled with relatively limited growth in stock-based compensation.
2015 compared to 2014
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

In addition, we have issued stock to the sellers and/or personnel in connection with certain of our business acquisitions and have been recognizing stock-based compensation expense in the periods after the closing of these acquisitions as part of the selling, general and administrative expenses. Such stock based compensation expenses related to acquisitions comprised 58.2% of total selling, general and administrative stock-based compensation expense for the year ended December 31, 2015.
Depreciation and Amortization Expense
2016 compared to 2015
During the year ended December 31, 2016, depreciation and amortization expense was $23.4 million, representing an increase of $6.0 million from $17.4 million reported in the corresponding period last year. The increase was predominantly driven by depreciation of computer equipment and infrastructure related to increased headcount, and amortization of intangible assets related to the acquisitions of businesses completed in 2015. Expressed as a percentage of revenues, depreciation and amortization expense was 2.0%, a slight increase from 1.9% reported in the same period last year.
Depreciation and amortization expense includes amortization of acquired intangible assets, all of which have finite useful lives.
2015 compared to 2014
Depreciation and amortization expense was $17.4 million in 2015, representing a decrease of $0.1 million from 2014. Expressed as a percentage of revenues, depreciation and amortization expense totaled 1.9% and decreased 0.5% compared with 2014.
Depreciation and amortization expense includes amortization of acquired intangible assets, all of which have finite useful lives.
Other Operating Expenses, Net
There were no material changes in other operating expenses, net during the year ended December 31, 2016 as compared to the corresponding period last year.
During the year ended December 31, 2015, other operating expenses decreased $2.8 million from 2014 to $1.1 million.
Interest and Other Income, Net
Interest and other income, net is comprised of interest earned on cash accounts in Belarus and, to a lesser extent, interest expense related to our revolving credit facility, interest earned on employee housing loans, and other income.
There were no material changes in interest and other income, net in 2016 as compared to 2015.
Interest and other income, net was $4.7 million in 2015, representing a slight decrease of 0.8% from $4.8 million recognized in 2014.
Provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2016, 2015 and 2014, we had $135.8 million, $113.8 million and $94.2 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. The statutory tax rate in the majority of our foreign jurisdictions is lower than the statutory U.S. tax rate. Additionally, we have secured special tax benefits in Belarus as described below. As a result, our provision for income taxes is relatively low as a percentage of income before taxes because of the benefit received from income earned in low tax jurisdictions. Changes in the geographic mix or level of annual pre-tax income can also affect our overall effective income tax rate.
Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related net interest. Tax exposures can involve complex issues and may require an extended period to resolve. Although we believe we have adequately reserved for our uncertain tax positions, we cannot provide assurance that the final tax outcome of these matters will not be different from our current estimates. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, statute of limitation lapse or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are 100% exempt from the current Belarusian income tax rate of 18%. The “On High-Technologies Park” Decree, which created the Belarus Hi-Tech Park, is in effect for a period of 15 years from July 1, 2006. The aggregate dollar benefits derived from this tax holiday approximated $13.6 million, $20.8 million and $16.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The benefit the tax holiday had on diluted net income per share approximated $0.26, $0.40 and $0.34 for the years ended December 31, 2016, 2015 and 2014, respectively.
2016 compared to 2015
Provision for income taxes was $27.2 million in 2016 and $21.6 million in 2015. The increase in the effective tax rate from 20.4% in 2015 to 21.5% in 2016 was predominantly caused by the changes in the geographic mix of our earnings, including:

•
higher earnings attributable to our U.S. operations in 2016 driven by the growth in onsite presence in the U.S. and lower earnings attributable to foreign jurisdictions due to currency headwinds, among other factors;

•	changes in the geographic mix of our earnings attributable to foreign operations toward jurisdictions with higher statutory income tax rates;

•	full-year impact of inclusion of operating results of AGS, a 2015 acquisition with its primary delivery centers in India, which has a significantly higher tax rate.
As we continue to grow our onsite presence and expand the geographic footprint of our delivery centers, we expect this may result in an increase to our effective tax rate in the near and medium term; but other factors that may contribute, favorably or unfavorably, to the overall effective tax rate in 2017 and beyond must be considered as well.
2015 compared to 2014
Provision for income taxes was $21.6 million in 2015 and $17.3 million in 2014. The effective tax rate increased to 20.4% in 2015 from 19.9% in 2014 primarily due to changes in the geographic mix of our current year earnings and discrete tax benefits recorded in 2014 that didn’t recur in 2015, as well as due to elimination of certain income tax holiday benefits in Hungary in 2015.
Foreign Exchange Gain / Loss
For discussion of the impact of foreign exchange fluctuations see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Risk.”
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
Ukraine has been experiencing political and economic turmoil severely impacting the Ukrainian economy. The Ukrainian currency has been weakened and the negative outlook in the Ukrainian economy continues. We have not experienced a significant impact from the inflation in Ukraine and do not have significant clients located in Ukraine.
Inflation in Russia increased in late 2014 due to weakening of the Russian ruble and decreasing oil prices. Inflation in Russia remained steady during 2015 with some decline observed during 2016. Our operations in Russia have not been significantly affected by local inflation; however, we have noted some impact from inflation on our clients in Russia.
Belarus experienced hyperinflation in the past and may experience high levels of inflation in the future. We have not seen a significant impact from the inflation in Belarus as our largest expense there, wages, is denominated in U.S. dollars in order to provide stability in our business and for our employees. We do not have significant clients located in Belarus and for the year ended December 31, 2016, we had approximately $1,743 or 0.2% of our revenues denominated in Belarusian rubles. The functional currency for financial reporting purposes in Belarus is US dollars.
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
Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each reportable segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. We use globally integrated support organizations to realize economies of scale and efficient use of resources. As a result, a majority of our expenses is shared by all segments. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount. However, certain expenses are not allocated to specific segments, as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by CODM. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations.
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the fiscal years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Total segment revenues:
North America	$642,216	$471,603	$374,509
Europe	474,988	400,460	299,279
Russia	43,611	37,992	50,663
Other	—	4,911	5,552
Total segment revenues	$1,160,815	$914,966	$730,003
Segment operating profit:
North America	$143,021	$112,312	$90,616
Europe	67,545	68,717	50,189
Russia	7,555	5,198	7,034
Other	—	(94)	(3,220)
Total segment operating profit	$218,121	$186,133	$144,619
North America Segment
2016 compared to 2015
North America segment revenues were 55.3% and 51.5% of total revenues representing an increase of $170.6 million, or 36.2%, over the corresponding period last year. The North America segment’s operating profits increased $30.7 million, or 27.3%, as compared to the same period of 2015, to $143.0 million net operating profit. North America remains our most profitable segment with operating profit composing 22.3% of North America segment’s revenues.
Strong performance of our North America segment was predominantly driven by continued expansion of existing top customer relationships across all our key verticals, as well as strong performance of the U.S. dollar against foreign currencies.

2015 compared to 2014
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
The increase in revenues during the year ended December 31, 2015, was primarily driven by continued expansion of existing top customer relationships, as well as our recent acquisitions. Operating results of the North America reportable segment benefited from our 2014 acquisitions in the Life Sciences and Healthcare industry as well as acquisitions of NavigationArts and AGS during 2015.
Europe Segment
Our Europe segment includes the business in the APAC region, which is managed by the same management team.
2016 compared to 2015
Europe segment’s revenues were $475.0 million, representing an increase of $74.5 million, or 18.6%, from last year. During the years ended December 31, 2016 and 2015, revenues from our Europe segment were 40.9% and 43.8% of total segment revenues, respectively. During 2016, this segment’s operating profits decreased $1.2 million, or 1.7%, as compared to the corresponding period last year, to $67.5 million net operating profit.
During 2016, the segment’s operating results were adversely affected by a slowdown in growth of our top customer, significantly increasing pressures on operating margins and overall profitability of the segment. In January 2017, we announced a multi-year arrangement with this customer, which extended our nine-year relationship and established a minimum revenue commitment of at least $300 million over the next three years.
The segment’s operating results were adversely affected by exchange rate fluctuations, and particularly, the depreciation of the British pound relative to the U.S. dollar, which is the primary currency for the majority of the delivery centers that service our U.K. accounts. The Financial Services vertical remained our largest vertical in this segment and accounted for 30.8% of the overall growth of this segment in 2016.
2015 compared to 2014
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
Europe continues to be a growing segment in our portfolio as our business model continues to gain considerable traction with European-based clients primarily in the Financial Services and Travel and Consumer verticals. Furthermore, our Europe segment benefited from the continued growth of Jointech, a company we acquired in 2014, with locations in South-East Asia. This extended reach into a new geography created additional options for our existing customers within the Financial Services vertical, particularly in the areas of investment banking and wealth and asset management. We continue to expect that our new and existing customers will use our services in that fast-growing region resulting in possible revenue and operating profit increases to the Europe segment.
Russia and Other Segments
2016 compared to 2015
During fiscal 2016, we completed multi-year engagements with certain customers, which significantly decreased the portfolio of accounts in our Other reportable segment. As a result, managerial responsibility for the remaining accounts in the Other reportable segment was transferred to our Russia segment. This change does not represent a change in our reportable segments, but is rather a movement in responsibility for a number of customers, accounting for less than 1% of total segment revenue.

Revenues from our Russia reportable segment increased $0.7 million relative to the revenues of our Russia and Other segments in the corresponding period of 2015. Operating profits of our Russia segment increased $2.5 million when compared to the operating profits of our Russia and Other segments in the corresponding period of 2015. Expressed as a percentage of the Russia and Other segments' revenues, operating profits were 17.3% and 11.9% in 2016 and 2015, respectively. Ongoing economic and geo-political uncertainty in the region, as well as significant volatility of Russian ruble limit growth of this segment.
2015 compared to 2014
During the years ended December 31, 2015, revenues from the Russia and the Other reportable segments decreased by $12.7 million and $0.6 million, respectively, over the corresponding period of 2014. Operating profits of the Russia segment decreased $1.8 million and the operating losses of the Other segment decreased $3.1 million when compared with the operating profits/(losses) of these segments in the corresponding period of 2014.
Revenues and operating profits in the Russia and Other segments are subject to volatility resulting from revenue recognition delays related to finalizing budgets for certain arrangements with major customers in those segments causing instability of revenues and associated profits. Additionally, strong foreign currency fluctuations in 2014 further destabilized the economic situation in the regions that are included in these segments and negatively impacted our business in Russia and CIS countries during 2015. Since 2014, the United States and the European Union have imposed sanctions targeting Russian government and government-controlled interests and certain government officials. While this has not directly impacted our business in Russia, the sanctions aggravated the overall Russian economy and negatively influenced the business of our major clients in the region, decreasing demand for our services.
Liquidity and Capital Resources
Capital Resources
At December 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $362.0 million and $74.1 million of available borrowings under our revolving credit facility.
At December 31, 2016, $310.2 million of our total cash was held outside the United States. Of this amount, $153.6 million was held in U.S. dollar denominated accounts in Belarus, which include some interest bearing deposits. As of December 31, 2016, a balance of $29.1 million U.S. dollars was kept in unrestricted accounts in our Cyprus entity’s bank accounts in the United Kingdom. Our subsidiaries in the CIS and APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, as a result of various factors such as any global or regional instability or changes in tax laws in place for a specific time period, we may later decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $307.3 million would be subject to foreign withholding taxes, of which $241.7 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
On September 12, 2014, we executed a revolving credit facility with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank, with a borrowing capacity of $100.0 million. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on September 12, 2019. There is potential to increase the credit facility up to $200.0 million if certain conditions are met. Borrowings under the credit facility may be denominated in United States dollars or, up to a maximum of $50.0 million in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). At December 31, 2016, we had outstanding debt of $25.0 million and unused letters of credit issued under the Revolving Credit Facility totaling $0.9 million, primarily for securing collateral requirements under certain insurance programs, with the balance of the credit limit of $74.1 million remaining available for borrowing.
We were in compliance with all restrictive covenants and limitations in the Revolving Credit Facility as of December 31, 2016, and anticipate being in compliance with all restrictive covenants for the foreseeable future.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$164,817	$76,393	$104,874
Net cash used in investing activities	(9,322)	(125,494)	(52,929)
Net cash provided by financing activities	10,467	33,764	10,347
Effect of exchange rate changes on cash and cash equivalents	(3,386)	(5,748)	(10,965)
Net increase/(decrease) in cash and cash equivalents	$162,576	$(21,085)	$51,327
Cash and cash equivalents, beginning of period	199,449	220,534	169,207
Cash and cash equivalents, end of period	$362,025	$199,449	$220,534
Operating Activities
2016 Compared to 2015
Net cash provided by operating activities during the year ended December 31, 2016 increased $88.4 million, or 115.7%, to $164.8 million, as compared to the corresponding period in 2015. The increase in operating cash flows was primarily attributable to higher customer collections as we made substantial progress in managing our billed and unbilled trade receivables, and decreased the ratio of billed and unbilled trade receivables to revenues over the course of 2016. For 2017, we anticipate the ratio to remain relatively consistent with the second half of 2016.
2015 Compared to 2014
Net cash provided by operations during the year ended December 31, 2015 decreased $28.5 million to $76.4 million, as compared to $104.9 million net cash provided by operations in 2014. During 2015, operating cash flows were impacted by increases in billed and unbilled accounts receivable and greater accrued expenses, which were mostly impacted by increases in bonus compensation. During 2015, we had higher accounts receivable and unbilled revenue balances as compared to the same period in 2014.
Investing Activities
2016 Compared to 2015
Net cash used in investing activities during the year ended December 31, 2016 was $9.3 million compared to $125.5 million used in the same period in 2015. During fiscal 2016, cash spent on capital expenditures increased by $11.4 million, which was more than offset by a $71.4 million decrease in cash spent on acquisitions of businesses in 2016, coupled with a $59.5 million increase as a result of movements in restricted cash and time deposits.
2015 Compared to 2014
Net cash used in investing activities during the year ended December 31, 2015 was $125.5 million and consisted primarily of a $30.0 million interest bearing time deposit set up by our Cyprus entity in the United Kingdom in March 2015 and $76.9 million net cash used in the business combinations with NavigationArts and AGS. The cash spent on acquisitions of businesses in 2015 increased by $39.8 million compared to 2014.
Financing Activities
2016 Compared to 2015
During the year ended December 31, 2016, net cash provided by financing activities was $10.5 million, representing a $23.3 million decrease from $33.8 million cash provided by financing activities in 2015. The decrease was primarily attributable to a $45.1 million decrease related to borrowings under our revolving credit facility coupled with lower proceeds related to our long-term incentive plans. This was partially offset by lower payments of deferred consideration related to acquisitions of businesses, which decreased $28.0 million in 2016 compared to last year.

2015 Compared to 2014
Net cash provided by financing activities during the year ended December 31, 2015 was $33.8 million, a decrease of $23.4 million from the same period in 2014 primarily due to payment of deferred consideration in the amount of $30 million as well as a decrease in excess tax benefit on stock-based compensation, partly offset by higher proceeds from stock option exercises.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our significant fixed and determinable contractual obligations as of December 31, 2016.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$100,080	$30,791	$40,750	$17,441	$11,098
Long-term debt obligation (1)	26,133	424	25,709	—	—
Long-term incentive plan payouts(2)	13,152	3,288	6,576	3,288	—
Total contractual obligations	$139,365	$34,503	$73,035	$20,729	$11,098

(1)
We estimate our future obligations for interest on our floating rate 2014 Credit Facility by assuming the weighted average interest rates in effect on each floating rate debt obligation at December 31, 2016 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Revolving Credit Facility, we assume that the balance outstanding as of December 31, 2016 remains the same for the remaining term of the agreement. The actual balance outstanding under our Revolving Credit Facility may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)
We estimate our future obligations for long-term incentive plan payouts by assuming the price per share of our common stock in effect at December 31, 2016 remains constant into the future. This is an estimate, as actual prices will vary over time.

Letter of credit
At December 31, 2016, we had an irrevocable standby letter of credit in the amount $0.9 million under the revolving credit facility, which is required to secure commitments for certain insurance policies. The letter of credit expires on April 27, 2017 with a possibility of automatic extension for an additional period of one year from the present or any future expiration date. No amounts were outstanding against this letter of credit during the year ended December 31, 2016.
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
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in the CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of December 31, 2016, $194.6 million of total cash was held in banks in CIS countries, with $153.8 million of that in Belarus, and $18.6 million in Russia. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of December 31, 2016, unbilled trade receivables from two customers, individually exceeded 10% and accounted for 22.2% of our total unbilled trade receivables. There were no customers individually exceeding 10% of our billed trade receivables as of December 31, 2016.
During the year ended December 31, 2016, our top five customers accounted for 28.2% of our total revenues, and our top ten customers accounted for 38.1% of our total revenues. During the year ended December 31, 2015, our top five customers accounted for 32.6% of our total revenues, and our top ten customers accounted for 43.8% of our total revenues.
During the years ended December 31, 2016 and 2015, the Company had one customer, UBS AG, which contributed revenues of $136.5 million and $129.8 million, respectively, which accounted for more than 10% of total revenues in the periods indicated.
Historically, credit losses and write-offs of trade accounts receivable balances have not been material to our consolidated financial statements.
Interest Rate Risk
Our exposure to market risk is mainly influenced by the changes in interest rates received on our cash and cash equivalent deposits and paid on any outstanding balance on our revolving credit facility, which is subject to a variety of rates depending on the type and timing of funds borrowed.
As of December 31, 2016, we have borrowed under our revolving credit facility and have outstanding debt of $25.0 million. The interest rate for this debt is based on LIBOR, which resets regularly at issuance, based on lending terms. We do not believe we are exposed to material direct risks associated with changes in interest rates related to this borrowing.
We have not been exposed to material risks due to changes in market interest rates and we do not use derivative financial instruments to hedge our risk of interest rate volatility. However, our future interest expense may increase and interest income may fall due to changes in market interest rates.
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate a significant portion of our revenues in various currencies, principally, euros, British pounds, Canadian dollars, Swiss francs and Russian rubles and incur expenditures principally in Hungarian forints, Russian rubles, Polish zlotys, Swiss francs, British pounds, Indian rupees and China yuan renminbi (“CNY”) associated with our delivery centers.

Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in these foreign currencies and cash outflows for expenditures in foreign currencies. Our results of operations, primarily revenues and expenses denominated in foreign currencies, can be affected if any of the currencies, which we use materially in our business, appreciate or depreciate against the U.S. dollar. Additionally, to the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion.
During the year ended December 31, 2016, foreign exchange losses increased $7.5 million to $12.1 million compared to a $4.6 million loss reported in the corresponding period last year. The increase in the reported loss in fiscal 2016 was primarily driven by unfavorable movements of the British pound. For the year ended December 31, 2016, the British pound fell 16.3% relative to the U.S. dollar with significant depreciation following the June 2016 referendum, in which voters in the United Kingdom approved an exit from the European Union. The depreciation of the British pound adversely affected the value of our monetary assets denominated in British pounds, as well as the U.S. dollar-equivalent of the British pound-denominated revenues. During the year ended December 31, 2016, approximately 36% of consolidated revenues and 40% of operating expenses were denominated in currencies other than U.S. dollar. We are monitoring the developments relating to Brexit as we have a significant operating presence in the U.K. and collect revenues and incur expenses in currencies that may be affected.
Management supplements results reported in accordance with United States generally accepted accounting principles, referred to as GAAP, with non-GAAP financial measures. Management believes these measures help illustrate underlying trends in our business and uses the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating its performance. When important to management’s analysis, operating results are compared on the basis of “constant currency”, which is a non-GAAP financial measure. This measure excludes the effect of foreign currency exchange rate fluctuations by translating the current period revenues and expenses into U.S. dollars at the weighted average exchange rates of the prior period of comparison.
During the year ended December 31, 2016, we reported revenue growth of 26.9%. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during fiscal 2015, we would have reported revenue growth of 29.4%. The decrease in revenues expressed in constant currency terms was primarily related to the depreciation of the British pound relative to the U.S. dollar. During the year ended December 31, 2016, foreign currency fluctuation did not have a significant impact on our net income expressed in constant currency terms as we continue to be naturally diversified across locations and currencies in which we operate.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part IV. Item 15 of this Annual Report on Form 10-K.

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
Item 9B. Other Information
The information provided in “Part III, Item 11. Executive Compensation” relating to Anthony Conte’s, the Company’s Senior Vice President, Chief Financial Officer and Treasurer, transition agreement with us is incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information required by this Item from the information set forth under the captions “Board of Directors”, “Corporate Governance”, “Our Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ( our “2017 Proxy Statement”).
Item 11. Executive Compensation
We incorporate by reference the information required by this Item from the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2017 Proxy Statement.
The following information is being provided instead of reporting the information under Item 5.02 of a Current Report on Form 8-K:
On November 2, 2016, Anthony Conte indicated that he intends to resign as the Company’s Senior Vice President, Chief Financial Officer and Treasurer, effective in the third quarter of 2017, or at such earlier date determined by the Board, following the appointment of his successor. As part of facilitating a smooth transition, we have entered into a transition agreement with Mr. Conte, dated as of February 23, 2017 (the “Transition Agreement”), which provides for the following terms. Mr. Conte will continue to serve as CFO until August 10, 2017, or an earlier date the Board selects upon identifying his successor. We will continue to provide Mr. Conte his base salary and continued health benefits, each at its current level, until August 10, 2017, unless he voluntarily terminates his employment. Mr. Conte will receive his 2016 annual bonus on the same terms as other executives, and if Mr. Conte remains employed through August 10, 2017, we will pay him a bonus for the 2017 partial year of $125,000. In the event Mr. Conte voluntarily terminates his employment prior to August 10, 2017, he will receive a pro-rated bonus for 2017. Mr. Conte has not and will not receive equity grants in 2017. Upon his departure on August 10, 2017, Mr. Conte’s outstanding, unvested options and restricted stock units that would have vested prior to March 31, 2018, will vest. If Mr. Conte’s employment terminates due to his death or disability, he will receive all of the benefits described above as if he had remained employed until August 10, 2017. In order to receive the benefits described above, Mr. Conte will execute a standard release of claims. The Transition Agreement provides for standard restrictive covenants, including a non-competition clause for one year.
The foregoing description of the Transition Agreement does not purport to be a complete description of the parties’ rights and obligations under the Transition Agreement and the other documents and transactions contemplated by the Transition Agreement. As such, the foregoing description is qualified in its entirety by reference to the complete text of the Transition Agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K as Exhibit 10.30 and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information required by this Item from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement.

Equity Compensation Plan Information
The following table sets forth information about awards outstanding as of December 31, 2016 and securities remaining available for issuance under our 2015 Long-Term Incentive Plan (the “2015 Plan”), our 2012 Long-Term Incentive Plan (the “2012 Plan”), the Amended and Restated 2006 Stock Option Plan (the “2006 Plan”) and the 2012 Non-Employee Directors Compensation Plan (the “2012 Directors Plan”) as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders: (1)					6,750,537	(4)
Stock options	6,637,239	(2)	$37.20	(3)	—	(5)
Restricted stock unit and restricted stock awards	489,855		$—	(5)	—	(5)
Equity compensation plans not approved by security holders	—		$—		—
Total	7,127,094		$37.20		6,750,537

(1)	This table includes the following stockholder approved plans: the 2015 Plan, 2012 Plan, the 2006 Plan and the 2012 Directors Plan.
(2)
Represents the number of underlying shares of common stock associated with outstanding options under our stockholder approved plans and is comprised of 414,235 shares underlying options granted under our 2015 Plan; 5,539,460 shares underlying options granted under our 2012 Plan; and 683,544 shares underlying options granted under our 2006 Plan.

(3)	Represents the weighted-average exercise price of stock options outstanding under the 2015 Plan, the 2012 Plan and the 2006 Plan.
(4)
Represents the number of shares available for future issuances under our stockholder approved equity compensation plans and is comprised of 6,202,977 shares available for future issuance under the 2015 Plan and 547,560 shares available for future issuances under the 2012 Directors Plan.

(5)	Not applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information required by this Item from the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2017 Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate by reference the information required by this Item from the information set forth under the caption “Independent Registered Public Accounting Firm” in our 2017 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)            We have filed the following documents as part of this annual report:
1.            Audited Consolidated Financial Statements
2.            Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with our audited consolidated financial statements and the related notes.
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

10.28†*	Offer Letter by and between Boris Shnayder and EPAM Systems, Inc. dated June 20, 2015
10.29†*	Amended Non-Employee Director Compensation Policy
10.30†*	Transition Agreement by and between Anthony Conte and EPAM Systems, Inc. dated February 23, 2017
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
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

Date: February 28, 2017

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arkadiy Dobkin	Chairman, Chief Executive Officer and President (principal executive officer)	February 28, 2017
Arkadiy Dobkin

/s/ Anthony J. Conte	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 28, 2017
Anthony J. Conte

/s/ Jill B. Smart	Director	February 28, 2017
Jill B. Smart

/s/ Karl Robb	Director	February 28, 2017
Karl Robb

/s/ Peter Kuerpick	Director	February 28, 2017
Peter Kuerpick

/s/ Richard Michael Mayoras	Director	February 28, 2017
Richard Michael Mayoras

/s/ Robert E. Segert	Director	February 28, 2017
Robert E. Segert

/s/ Ronald P. Vargo	Director	February 28, 2017
Ronald P. Vargo

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EPAM Systems, Inc.

We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPAM Systems, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements and financial statement schedule taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EPAM Systems, Inc.

We have audited the internal control over financial reporting of EPAM Systems, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 28, 2017

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share and per share data)

	As of December 31, 2016	As of December 31, 2015
Assets
Current assets
Cash and cash equivalents	$362,025	$199,449
Restricted cash	2,400	—
Time deposits	403	30,181
Accounts receivable, net of allowance of $1,434 and $1,729, respectively	199,982	174,617
Unbilled revenues	63,325	95,808
Prepaid and other assets, net of allowance of $644 and $0, respectively	15,690	14,344
Employee loans, net of allowance of $0 and $0, respectively	2,726	2,689
Deferred tax assets	—	11,847
Total current assets	646,551	528,935
Property and equipment, net	73,616	60,499
Restricted cash	239	238
Employee loans, net of allowance of $0 and $0, respectively	3,252	3,649
Intangible assets, net	51,260	46,860
Goodwill	109,289	115,930
Deferred tax assets	31,005	18,312
Other long-term assets, net of allowance of $132 and $0, respectively	10,599	4,113
Total assets	$925,811	$778,536

Liabilities
Current liabilities
Accounts payable	$3,213	$2,576
Accrued expenses and other liabilities	49,895	63,796
Due to employees	32,203	26,703
Deferred compensation due to employees	5,900	5,364
Taxes payable	25,008	29,472
Total current liabilities	116,219	127,911
Long-term debt	25,048	35,000
Other long-term liabilities	3,132	2,402
Total liabilities	144,399	165,313
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 51,117,422 and 50,177,044 shares issued, 51,097,687 and 50,166,537 shares outstanding at December 31, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	374,907	303,363
Retained earnings	444,320	345,054
Treasury stock	(177)	(93)
Accumulated other comprehensive loss	(37,688)	(35,150)
Total stockholders’ equity	781,412	613,223
Total liabilities and stockholders’ equity	$925,811	$778,536
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(US Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues	$1,160,132	$914,128	$730,027
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	737,186	566,913	456,530
Selling, general and administrative expenses	264,658	222,759	163,666
Depreciation and amortization expense	23,387	17,395	17,483
Goodwill impairment loss	—	—	2,241
Other operating expenses, net	1,205	1,094	3,924
Income from operations	133,696	105,967	86,183
Interest and other income, net	4,848	4,731	4,769
Change in fair value of contingent consideration	—	—	(1,924)
Foreign exchange loss	(12,078)	(4,628)	(2,075)
Income before provision for income taxes	126,466	106,070	86,953
Provision for income taxes	27,200	21,614	17,312
Net income	$99,266	$84,456	$69,641
Foreign currency translation adjustments	(2,538)	(13,096)	(20,251)
Comprehensive income	$96,728	$71,360	$49,390

Net income per share:
Basic	$1.97	$1.73	$1.48
Diluted	$1.87	$1.62	$1.40
Shares used in calculation of net income per share:
Basic	50,309	48,721	47,189
Diluted	53,215	51,986	49,734

The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(US Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/ Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	46,614,916	$46	$195,585	$190,986	$(8,684)	$(1,832)	$376,101
Stock issued in connection with acquisitions (Note 3)	534,534	—	(2,076)	—	4,864	—	2,788
Forfeiture of stock issued in connection with acquisitions	(24,474)	—	223	—	(223)	—	—
Stock issued under the 2012 Non-Employee Directors Compensation Plan (Note 14)	7,738	—	—	—	—	—	—
Stock-based compensation expense	—	—	21,397	—	—	—	21,397
Proceeds from stock option exercises	1,171,097	2	10,596	—	—	—	10,598
Excess tax benefits	—	—	3,776	—	—	—	3,776
Prior periods retained earnings adjustment	—	—	—	(29)	—	29	—
Foreign currency translation adjustment	—	—	—	—	—	(20,251)	(20,251)
Net income	—	—	—	69,641	—	—	69,641
Balance, December 31, 2014	48,303,811	$48	$229,501	$260,598	$(4,043)	$(22,054)	$464,050
Stock issued in connection with acquisitions (Note 3)	435,462	—	1,118	—	3,963	—	5,081
Forfeiture of stock issued in connection with acquisitions	(1,482)	—	13	—	(13)	—	—
Stock issued under the 2012 Non-Employee Directors Compensation Plan (Note 14)	5,295	—	—	—	—	—	—
Restricted stock units vested	17,625	—	574	—	—	—	574
Stock-based compensation expense	—	—	43,120	—	—	—	43,120
Proceeds from stock option exercises	1,405,826	1	20,674	—	—	—	20,675
Excess tax benefits	—	—	8,363	—	—	—	8,363
Foreign currency translation adjustment	—	—	—	—	—	(13,096)	(13,096)
Net income	—	—	—	84,456	—	—	84,456
Balance, December 31, 2015	50,166,537	$49	$303,363	$345,054	$(93)	$(35,150)	$613,223

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Continued)
(US Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/ Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	50,166,537	$49	$303,363	$345,054	$(93)	$(35,150)	$613,223
Forfeiture of stock issued in connection with acquisitions	(9,228)	—	84	—	(84)	—	—
Stock issued under the 2012 Non-Employee Directors Compensation Plan (Note 14)	6,510	—	—	—	—	—	—
Restricted stock units vested, net of shares withheld for taxes	38,064	—	2,069	—	—	—	2,069
Stock-based compensation expense	—	—	46,100	—	—	—	46,100
Proceeds from stock option exercises	895,804	1	18,027	—	—	—	18,028
Excess tax benefits	—	—	5,264	—	—	—	5,264
Foreign currency translation adjustment	—	—	—	—	—	(2,538)	(2,538)
Net income	—	—	—	99,266	—	—	99,266
Balance, December 31, 2016	51,097,687	$50	$374,907	$444,320	$(177)	$(37,688)	$781,412
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(US Dollars in thousands)	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$99,266	$84,456	$69,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,387	17,395	17,483
Bad debt expense	1,539	1,407	817
Deferred taxes	(3,304)	(15,328)	(3,270)
Stock-based compensation expense	49,244	45,833	24,620
Impairment charges and acquisition related adjustments	—	(1,183)	7,907
Excess tax benefit on stock-based compensation plans	(5,264)	(8,363)	(3,776)
Other	6,228	3,883	735
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets:
Accounts receivable	(30,612)	(47,694)	(30,410)
Unbilled revenues	34,777	(38,076)	(11,134)
Prepaid expenses and other assets	(4,791)	(574)	565
Increase/(decrease) in operating liabilities:
Accounts payable	741	(2,781)	(2,603)
Accrued expenses and other liabilities	(13,926)	25,694	9,978
Due to employees	5,261	2,752	7,453
Taxes payable	2,271	8,972	16,868
Net cash provided by operating activities	164,817	76,393	104,874
Cash flows used in investing activities:
Purchases of property and equipment	(29,317)	(13,272)	(11,916)
Payment for construction of corporate facilities	—	(4,692)	(3,924)
Employee housing loans issued	(2,006)	(2,054)	(1,740)
Proceeds from repayments of employee housing loans	2,177	2,249	1,793
(Increase)/decrease in restricted cash and time deposits, net	29,595	(29,944)	1,430
Increase in other long-term assets, net	(4,327)	(708)	(1,479)
Acquisition of businesses, net of cash acquired (Note 3)	(5,500)	(76,908)	(37,093)
Other investing activities, net	56	(165)	—
Net cash used in investing activities	(9,322)	(125,494)	(52,929)
Cash flows from financing activities:
Proceeds related to stock option exercises	17,996	20,675	10,571
Excess tax benefit on stock-based compensation plans	5,264	8,363	3,776
Payments of withholding taxes related to net share settlements of restricted stock units	(539)	—	—
Proceeds from debt (Note 13)	20,000	35,000	—
Repayment of debt (Note 13)	(30,129)	—	—
Proceeds from government grants	135	—	—
Acquisition of businesses, deferred consideration (Note 3)	(2,260)	(30,274)	(4,000)
Net cash provided by financing activities	10,467	33,764	10,347
Effect of exchange rate changes on cash and cash equivalents	(3,386)	(5,748)	(10,965)
Net increase/(decrease) in cash and cash equivalents	162,576	(21,085)	51,327
Cash and cash equivalents, beginning of period	199,449	220,534	169,207
Cash and cash equivalents, end of period	$362,025	$199,449	$220,534

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

(US Dollars in thousands)	For the Years Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$37,488	$25,071	$11,756
Bank interest	$566	$124	$7
Supplemental disclosure of non-cash operating activities
Goodwill impairment loss	$—	$—	$2,241
Contingent consideration fair value adjustment	$—	$—	$1,924
Write off related to the construction of a building in Minsk, Belarus	$—	$—	$3,742
Prepaid and other current assets write-off related to vendor advance	$—	$741	$—
Supplemental disclosure of non-cash investing and financing activities
Deferred consideration payable	$—	$603	$1,022
Contingent consideration payable	$—	$—	$36,322
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2016 AND 2015
AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(US Dollars in thousands, except share and per share data)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM is a leading global provider of software product development and digital platform engineering services to clients located around the world, primarily in North America, Europe, Asia and Australia. The Company has expertise in various industries, including software and hi-tech, financial services, media and entertainment, travel and hospitality, retail and distribution and life sciences and healthcare. The Company is incorporated in Delaware with headquarters in Newtown, PA.
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
Reclassification — During the first quarter of 2016, the Company revised the classification of certain health insurance premium and other employee fringe benefit expenses between the cost of revenues and selling, general and administrative expenses line items on the statements of income and comprehensive income. The effect of this reclassification had no impact on total income from operations for the year ended December 31, 2016.
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
The majority of the Company’s revenues (88.2% of revenues in 2016, 85.8% in 2015 and 84.7% in 2014) are generated under time-and-material contracts where revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues. The majority of such revenues are billed on an hourly, daily or monthly basis as actual time is incurred on the client.

Revenues from fixed-price contracts (10.4% of revenues in 2016, 12.8% in 2015 and 13.6% in 2014) are primarily determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, and the acceptance criteria are not objectively determinable to have been met as the services are provided, revenues are deferred until all acceptance criteria have been met. In absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. In order to estimate the amount of revenue for the period under the proportional performance method, the Company determines the percentage of actual labor hours incurred as compared to estimated total labor hours and applies that percentage to the consideration allocated to the deliverable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect such estimates, including labor hours and specification and testing requirement changes. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known. No significant revisions occurred in each of the three years ended December 31, 2016, 2015 and 2014. The Company’s fixed price contracts are generally recognized over a period of 12 months or less.
Cost of Revenues (Exclusive of Depreciation and Amortization) — Consists principally of salaries and bonuses of the revenue producing personnel, as well as employee benefits, stock-based compensation expense and travel costs for these professionals.
Selling, General and Administrative Expenses — Consist mainly of compensation, benefits and travel expenses of the officers, management, sales, marketing and administrative personnel. Other operating expenses included in selling, general and administrative expenses are advertising, promotional activities, legal and audit expenses, recruitment and development efforts, insurance, and operating lease expenses. In addition, the Company has issued stock to the sellers and/or personnel in connection with business acquisitions and has been recognizing stock-based compensation expense in the periods after the closing of these acquisitions as part of the selling, general and administrative expenses. Stock option expenses related to acquisitions comprised a significant portion of total selling, general and administrative stock-based compensation expense in 2016 and 2015.
Fair Value of Financial Instruments — The Company makes assumptions about fair values of its financial assets and liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement,” and utilizes the following fair value hierarchy in determining inputs used for valuation:
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
The Company’s contingent liabilities measured at fair value on a recurring basis are comprised of performance-based awards issued to certain former owners of acquired businesses in exchange for future services and cash-settled restricted stock units issued to employees. During a performance measurement period, performance-based awards are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and a risk free rate for the stock component of a contractual contingency. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria.
Cash-settled restricted stock units issued to employees are valued using the price of the Company’s stock, a significant input that is observable in the market, which is defined as Level 1 input according to fair value measurement accounting.

Changes in the fair value of these liabilities could cause a material impact to, and volatility in the Company’s operating results. See Note 17 “Fair Value Measurements.”
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
On a quarterly basis, the Company reviews the aging of its loan portfolio and evaluates the ability of employees to repay their debt on schedule. Factors considered in the review include historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments. Since the initiation of the loan program there have not been material past due or non-accrual employee loans or write-offs related to loan losses and, therefore, the Company determined that no allowance for loan losses is required.
Employee Housing Loans — The Employee Housing Program (the “Housing Program”) provides employees with loans to purchase housing in Belarus. The housing loans are measured using the Level 3 inputs within the fair value hierarchy because they are valued using significant unobservable inputs. These housing loans are measured at fair value upon initial recognition through the market approach under ASC Topic 820, “Fair Value Measurement” and subsequently carried at amortized cost less allowance for loan losses, if any. Any difference between the carrying value and the fair value of a loan upon initial recognition is charged to expense.
Other Employee Loans — The Company issues short-term, non-interest bearing relocation loans to employees who have relocated within the company. In addition, the Company has in the past issued and may issue in the future a small number of interest bearing loans to employees for the purchase of automobiles. Such loans are issued to qualified employees with certain conditions attached. Due to the short term duration of these employee loans and high certainty of repayment, their carrying amount is a reasonable estimate of their fair value.
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
Cash and Cash Equivalents — Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with maturities of three months or less at the date acquired. As of December 31, 2016 and 2015 the Company had no cash equivalents.
Restricted Cash — Restricted cash represents cash that is restricted by agreements with third parties for special purposes or is subject to other limiting conditions. See Note 7 for items that constitute restricted cash.
Accounts Receivable — Accounts receivable are stated net of an allowance for doubtful accounts. Outstanding accounts receivable are reviewed periodically and allowances are provided at such time management believes it is probable that such balances will not be collected within a reasonable time. The allowance for doubtful accounts is determined by evaluating the relative creditworthiness of each client, historical collections experience and other information, including the aging of the receivables. Accounts receivable are generally written off when they are deemed uncollectible. Bad debts are recorded based on historical experience and management’s evaluation of accounts receivable.

Property and Equipment — Property and equipment acquired in the ordinary course of the Company’s operations are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets generally ranging from two to fifty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred.
Goodwill and Other Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are treated consistently with FASB ASC 350, “Intangibles — Goodwill and Other.” The Company does not have any intangible assets with indefinite useful lives.
The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis as of October 31st, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is a reportable segment or one level below. The Company initially performs a qualitative assessment of goodwill to test for impairment indicators. After applying the qualitative assessment, if the entity concludes that it is not more likely than not that the fair value of goodwill is less than the carrying amount; the two-step goodwill impairment test is not required.
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
Impairment of Long-Lived Assets — Long-lived assets, such as property and equipment, and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds the asset’s fair value. When the carrying value of an asset is more than the sum of the undiscounted cash flows that are expected to result from the asset’s use and eventual disposition, it is considered to be unrecoverable. Therefore, when an asset’s carrying value will not be recovered and it is more than its fair value, the Company would deem the asset to be impaired. Property and equipment held for disposal are carried at the lower of the current carrying value or fair value less estimated costs to sell. The Company did not incur any impairment of long-lived assets for the years ended December 31, 2016 and 2015. The Company wrote off $1,149 related to the building construction in Minsk, Belarus against allowance for losses in the year ended December 31, 2014.
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
The realization of deferred tax assets is primarily dependent on future earnings. Any reduction in estimated forecasted results may require that we record valuation allowances against deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. A pattern of sustained profitability will generally be considered as sufficient positive evidence to reverse a valuation allowance. If the allowance is reversed in a future period, the income tax provision will be correspondingly reduced. Accordingly, the increase and decrease of valuation allowances could have a significant negative or positive impact on future earnings. See Note 11 to the consolidated financial statements for further information.

Earnings per Share (“EPS”) — Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.
Stock-Based Compensation — The Company recognizes the cost of its stock-based incentive awards based on the fair value of the award at the date of grant net of estimated forfeitures. Stock-based compensation cost is recognized as expense on a straight-line basis over the requisite service period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Over time, the forfeiture assumption is adjusted to the actual forfeiture rate and such change may affect the timing of the total amount of expense recognized over the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.
Off-Balance Sheet Financial Instruments — The Company uses the FASB ASC Topic 825, “Financial Instruments.” to identify and disclose off-balance sheet financial instruments, which include credit instruments, such as commitments to make employee loans and related guarantees, standby letters of credit and certain guarantees issued under customer contracts. The face amount for these items represents the exposure to loss, before considering available collateral or the borrower’s ability to repay. Loss contingencies arising from off-balance sheet financial instruments are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe such matters exist that would have a material effect on the financial statements.
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
Concentration of Credit — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and unbilled revenues. The Company maintains cash and cash equivalents and short-term deposits with financial institutions. The Company determined that the Company’s credit policies reflect normal industry terms and business risk and there is no expectation of non-performance by the counterparties. As of December 31, 2016, $194.6 million of total cash, including time deposits and restricted cash, was held in CIS countries, with $153.8 million of that total in Belarus. Banking and other financial systems in the CIS region are less developed and regulated than in some more developed markets, and bank deposits made by corporate entities in the CIS region are not insured.
Changes in the market behavior or decisions of the Company’s clients could adversely affect the Company’s results of operations. During the years ended December 31, 2016, 2015 and 2014, revenues from our top five customers were $327,092, $298,063 and $239,396, respectively, representing 28.2%, 32.6% and 32.8%, respectively, of total revenues in the corresponding periods. Revenues from our top ten customers were $442,253, $400,250 and $320,126 in 2016, 2015 and 2014, respectively, representing 38.1%, 43.8% and 43.9%, respectively, of total revenues in corresponding periods.
Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates a significant portion of revenues in various currencies, principally, euros, British pounds sterling, Canadian dollars, Swiss francs and Russian rubles and incurs expenditures principally in Hungarian forints, Russian rubles, Polish zlotys, Swiss francs, British pounds sterling, Indian rupees and China yuan renminbi (“CNY”) associated with its delivery centers.
The Company’s international operations expose it to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company is exposed to fluctuations in foreign currency exchange rates primarily related to accounts receivable and unbilled revenues from sales in foreign currencies and cash outflows for expenditures in foreign currencies. The Company’s results of operations, primarily revenues and expenses denominated in foreign currencies, can be affected if any of the currencies, which we use materially in our business, appreciate or depreciate against the U.S. dollar.

Interest rate risk — The Company’s exposure to market risk is influenced primarily by changes in interest rates on interest payments received on cash and cash equivalent deposits and paid on any outstanding balance on the Company’s revolving line of credit, which is subject to a variety of rates depending on the type and timing of funds borrowed (Note 13). The Company does not use derivative financial instruments to hedge the risk of interest rate volatility.

2.	RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the Company’s consolidated financial position, results of operations, and cash flows.
Balance Sheet Classification of Deferred Taxes — Effective April 1, 2016, the Company adopted Accounting Standard Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which resulted in the reclassification of current deferred tax assets and current deferred tax liabilities to non-current deferred tax assets and non-current deferred tax liabilities on its condensed consolidated balance sheets. No prior periods were retrospectively adjusted. See Note 11.
Simplifying the Accounting for Measurement-Period Adjustments — Effective January 1, 2016, the Company adopted the amended guidance of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. The amended guidance requires an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of this amended guidance did not have a significant impact on the Company’s financial results.
Presentation of Debt Issuance Costs — In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Previously, debt issuance costs were recognized as deferred charges and recorded as other assets. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance was effective January 1, 2016. The Company early adopted the standards effective December 31, 2015 and elected to continue to classify debt issuance costs associated with its revolving line of credit in other assets. Although the impact of applying these standards to its existing revolving facility has been immaterial, the standards could have a significant impact on the accounting for future borrowings.
Pending Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that the Company will adopt according to the various timetables the FASB specifies. Unless otherwise discussed below, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.
Stock-Based Compensation — Effective January 1, 2017, the Company will be required to adopt the various amendments in ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The provisions of the new guidance affecting the Company require excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled; remove the requirement to include hypothetical excess tax benefits in the application of the treasury stock method when computing earnings per share; and provided for a new policy election to either: (1) continue applying forfeiture rate estimates in the determination of compensation cost, or (2) account for forfeitures as a reduction of share-based compensation cost as they occur. The new guidance also requires cash flows related to excess tax benefits to be classified as an operating activity in the cash flow statement and now requires shares withheld for tax withholding purposes to be classified as a financing activity.

While the Company is still evaluating the impact of adoption of the new guidance, it believes the new standard will cause volatility in its effective tax rates as well as basic and diluted earnings per share due to the tax effects related to share-based payments being recorded to the income statement (rather than equity.) The volatility in future periods will depend on the Company’s stock price at the awards’ vesting dates, geographical mix and tax rates in applicable jurisdictions, as well as the number of awards that vest in each period. The Company will adopt provisions related to recognition of excess tax benefits and tax deficiencies in income on a prospective basis and is in the process of evaluating transition alternatives for various other provisions of the new guidance. The Company will not change its accounting policy and will continue to estimate forfeitures in the determination of its compensation cost. In addition, cash flows related to excess tax benefits will be included in cash provided by operating activities and will no longer be separately classified as a financing activity. Further, consistent with historical presentation, the Company will continue to classify shares withheld for tax withholding purposes as a financing activity.
Simplifying the Measurement for Goodwill — Effective January 1, 2017, the Company will early adopt the new accounting guidance simplifying the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance will be applied prospectively. The Company does not expect the adoption of this amended guidance to have an impact on its financial results.
Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or modified retrospective transition method. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standards updates, that clarify certain points of the standard and modify certain requirements.
The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. It is reviewing customer contracts and is in the process of applying the five-step model of the new standard to each contract category it has identified and will compare the results to its current accounting practices. The Company plans to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018.
The Company expects the new standard could change the amount and timing of revenue and costs under certain arrangement types. The Company is also assessing pricing provisions contained in certain of its customer contracts. Pricing provisions contained in some of its customer contracts represent variable consideration or may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. Due to the complexity of certain of the Company’s contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and may vary in some instances. The Company has not yet determined what impact the new guidance will have on its consolidated financial statements and/or related disclosures or concluded on the transition method. The Company expects to further its assessment of the financial impact of the new guidance on its consolidated financial statements in 2017.

Leases — Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (with early adoption permitted effective January 1, 2018.) This amendment supersedes previous accounting guidance (Topic 840) and requires all leases, with the exception of leases with a term of twelve months or less, to be recorded on the balance sheet as lease assets and lease liabilities. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The transition guidance in Topic 842 also provides specific guidance for the amounts previously recognized in accordance with the business combinations guidance for leases. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements, when it will adopt the standard, or concluded on whether it will elect to apply practical expedients.
Measurement of Credit Losses on Financial Instruments — Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 326, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments, (with early adoption permitted effective January 1, 2019.) The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. Entities are required to adopt the standard using a modified-retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements or concluded on when it will adopt the standard.
Tax Accounting for Intra-Entity Asset Transfers — Effective January 1, 2018, with early adoption permitted, the Company will be required to adopt the accounting guidance ASU 2016-16, Accounting for Income taxes: Inter-Entity Asset Transfers of Assets Other than Inventory, that will require the tax effects of intra-entity asset transfers to be recognized in the period when the transfer occurs. Under current guidance, the tax effects of intra-entity sales of assets are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance does not apply to intra-entity transfers of inventory and is required to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements or concluded on when it will adopt the standard.

3.	ACQUISITIONS
The Company’s acquisitions allow it to expand into desirable geographic locations, complement its existing vertical markets, increase revenue and create new service offerings. Acquisitions were settled in cash and/or stock where a portion of the settlement price may have been deferred. For some transactions, purchase agreements contain contingent consideration in the form of an earnout obligation.
2015 Acquisitions
NavigationArts — On July 10, 2015, the Company acquired all of the outstanding equity of NavigationArts, Inc. and its subsidiary, NavigationArts, LLC (collectively “NavigationArts”). The U.S.-based NavigationArts provided digital consulting, architecture and content solutions and was regarded as a leading user-experience agency. The acquisition of NavigationArts added approximately 90 design consultants to the Company’s headcount. In connection with the NavigationArts acquisition the Company paid $28,747 as cash consideration, of which $2,670 was placed in escrow for a period of 18 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement. In the first quarter of 2016, the Company decided to make a 338(h)(10) election to treat the NavigationArts acquisition as an asset purchase for tax purposes. As a result, during the second quarter of 2016 the Company paid an additional $1,797 to the sellers of NavigationArts, as provided for in the stock purchase agreement. The acquired goodwill that is deductible for tax purposes was $23,794 as of the date of the acquisition.

AGS — On November 16, 2015, the Company acquired all of the outstanding equity of Alliance Consulting Global Holdings, Inc including its wholly-owned direct and indirect subsidiaries Alliance Global Services, Inc., Alliance Global Services, LLC, companies organized under the laws of the U.S., and Alliance Global Services IT India, a company organized under the laws of India (collectively, “AGS”). AGS provided software product development services and test automation solutions and had multiple locations in the United States and India. The acquisition of AGS added 1,151 IT professionals to the Company’s headcount in the United States and India. In connection with the AGS acquisition the Company paid $51,717 as cash consideration, of which $5,000 was placed in escrow for a period of 15 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement.
The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition as originally reported during the year 2015 and at December 31, 2016:

	NavigationArts		AGS		Total
	As Originally Reported	Final as of September 30, 2016	As Originally Reported	Final as of December 31, 2016	As Originally Reported	Final as of December 31, 2016
Cash and cash equivalents	$1,317	$1,317	$1,727	$1,727	$3,044	$3,044
Accounts receivable and other current assets	3,920	3,920	10,600	9,934	14,520	13,854
Property and equipment and other long-term assets	230	230	1,665	1,600	1,895	1,830
Deferred tax assets	—	—	4,996	5,722	4,996	5,722
Acquired intangible assets	1,500	2,800	10,000	22,700	11,500	25,500
Goodwill	23,822	23,794	33,815	24,454	57,637	48,248
Total assets acquired	30,789	32,061	62,803	66,137	93,592	98,198
Accounts payable and accrued expenses	871	871	3,087	2,760	3,958	3,631
Bank loans and other long-term liabilities	—	—	—	295	—	295
Deferred revenue	50	50	1,049	1,049	1,099	1,099
Due to employees	596	596	3,010	2,342	3,606	2,938
Deferred tax liabilities	525	—	3,800	7,974	4,325	7,974
Total liabilities assumed	2,042	1,517	10,946	14,420	12,988	15,937
Net assets acquired	$28,747	$30,544	$51,857	$51,717	$80,604	$82,261
As of December 31, 2016, and during the period since the date of each respective acquisition up through December 31, 2016, or the date purchase accounting was finalized, as applicable, the Company made updates to the initially reported acquired balances and has finalized the valuation of the balances of NavigationArts and AGS. For NavigationArts, finalization of the purchase price allocation included adjustments to intangible assets to reflect the results of a final valuation report as well as certain adjustments made to goodwill and deferred tax liabilities as a result of the 338(h)(10) election to treat the NavigationArts acquisition as an asset purchase for tax purposes, increasing net assets acquired by $1,797. For AGS the Company made adjustments to goodwill, intangible assets, deferred taxes and working capital, resulting in a decrease of $140 to the net assets acquired, as well as reclassified certain liabilities out of accrued expenses into a separate category.
The adjustments identified above did not significantly impact our previously reported net income of prior periods and, as such, prior period amounts have not been retrospectively adjusted.
The following table presents the estimated fair values and useful lives of intangible assets acquired during the year ended December 31, 2015:

	NavigationArts		AGS
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$2,800	10	$22,700
Total		$2,800		$22,700

2014 Acquisitions
The following table discloses details of purchase price consideration of each of the 2014 acquisitions:

Name of Acquisition	Effective Date of Acquisition	Common Shares		Fair Value of Common Shares		Cash, Net of Working Capital and Other Adjustments		Recorded Earnout Payable		Total Recorded Purchase Price	Maximum Potential Earnout Payable
		Issued	Deferred	Issued	Deferred	Paid	Deferred	Cash	Stock
		(in shares)		(in thousands)
Netsoft	March 5, 2014	—	—	$—	$—	$2,403	$1,022	$1,825	$—	$5,250	$1,825
Jointech	April 30, 2014	—	89,552	—	2,788	10,000	4,000	15,000	5,000	36,788	20,000
GGA*	June 6, 2014	—	—	—	—	14,892	—	11,400	—	26,292
Great Fridays	October 31, 2014	—	—	—	—	10,777	—	1,173	—	11,950	1,173
		—	89,552	$—	$2,788	$38,072	$5,022	$29,398	$5,000	$80,280
* Earn-out for GGA had no maximum limit. The determination period ended as of December 31, 2014.
Common shares issued in connection with acquisitions, if applicable, are valued at closing market prices as of the effective date of the applicable acquisition. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are based upon the estimated future operating results of the acquired businesses within a seven-to-twelve-month period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. The Company records any subsequent changes in the fair value of the earnout obligations in its consolidated income from operations. Please see Note 17 for discussion of significant inputs and assumptions relating to the earnout obligations. All earnout obligations for these acquisitions have been settled.
Netsoft — On March 5, 2014, the Company completed an acquisition of substantially all of the assets and assumed certain specific liabilities of U.S.-based healthcare technology consulting firm Netsoft Holdings LLC and Armenia-based Ozsoft, LLC (collectively, “Netsoft”). As a result of this transaction, substantially all of the employees of Netsoft, including approximately 40 IT professionals, accepted employment with the Company. In connection with the Netsoft acquisition, the Company agreed to issue 2,289 restricted shares of Company common stock as consideration for future services to key management and employees of Netsoft (the “Netsoft Closing Shares”). The Company agreed to pay deferred consideration consisting partly of 9,154 restricted shares of Company common stock. During the first quarter of 2015, the Company issued 16,349 restricted shares of Company common stock to Netsoft for achieving certain performance targets (collectively with the Netsoft Closing Shares, the “Netsoft Employment Shares”). The Netsoft Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. All unvested shares will be forfeited upon termination of services by the Company for cause or by the employee other than for good reason. The Netsoft Employment Shares had an estimated value of $1,017 at the time of grant and were recorded as stock-based compensation expense over an associated service period of three years (Note 14). The acquired goodwill that is deductible for tax purposes was $924 as of the date of the acquisition: this amount excludes additional tax deductible amounts resulting from vesting of the employment shares.

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
GGA — On June 6, 2014, the Company acquired substantially all of the assets and assumed certain specific liabilities of GGA Software Services, LLC, Institute of Theoretical Chemistry, Inc., and GGA’s Russian affiliate (collectively, “GGA”). Established in 1994, GGA develops scientific informatics applications and content databases; creates state-of-the-art algorithms and models; and delivers IT support, maintenance, and QA services to the world’s leading healthcare and life sciences companies. As a result of this transaction, substantially all employees of GGA, including approximately 329 IT professionals and 126 scientists, accepted employment with the Company. In connection with the GGA acquisition, the Company agreed to issue 262,277 shares of the Company common stock to the former owners of GGA as consideration for future services (the “GGA Closing Shares”). Furthermore, during the second quarter of 2015, the Company issued 233,753 restricted shares of Company common stock to the former owners of GGA for achieving certain performance targets (collectively with the GGA Closing Shares, the “GGA Employment Shares”). The GGA Employment Shares vest in equal annual installments over a three-year period starting from the date of acquisition. With respect to each former owner, all unvested shares will be forfeited upon either termination of services by the Company for cause or by the employee other than for good reason. The aggregate fair value of the GGA Employment Shares at the date of grant was $20,655 and will be recorded as stock-based expense over an associated service period of three years (Note 14). The acquired goodwill that is deductible for tax purposes was $7,306 as of the date of the acquisition; this amount excludes additional tax deductible amounts resulting from vesting of the employment shares.
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

The following is a summary of the estimated fair values of the net assets acquired at the date of each respective acquisition during the year ended December 31, 2014 as originally reported in the quarterly condensed consolidated financial statements and at December 31, 2015:

	Netsoft		Jointech		GGA		Great Fridays		Total
	As Originally Reported	Final as of March 31, 2015	As Originally Reported	Final as of June 30, 2015	As Originally Reported	Final as of June 30, 2015	As Originally Reported	Final as of December 31, 2015	As Originally Reported	Final as of December 31, 2015
Cash and cash equivalents	$—	$—	$871	$871	$—	$—	$259	$259	$1,130	$1,130
Trade receivables and other current assets	788	788	784	784	5,157	5,377	1,825	1,825	8,554	8,774
Property and equipment and other long-term assets	52	52	338	338	444	306	262	262	1,096	958
Deferred tax assets	351	—	—	—	4,463	—	—	—	4,814	—
Acquired intangible assets	1,700	1,700	25,744	15,312	10,959	16,000	5,747	200	44,150	33,212
Goodwill	2,776	2,779	11,033	23,758	6,496	7,306	6,947	11,262	27,252	45,105
Total assets acquired	5,667	5,319	38,770	41,063	27,519	28,989	15,040	13,808	86,996	89,179
Accounts payable and accrued expenses	69	69	728	728	2,593	2,593	872	807	4,262	4,197
Deferred revenue	—	—	—	—	—	104	317	317	317	421
Due to employees	—	—	1,254	1,254	—	—	624	624	1,878	1,878
Deferred tax liabilities	—	—	—	2,293	—	—	1,200	110	1,200	2,403
Total liabilities assumed	69	69	1,982	4,275	2,593	2,697	3,013	1,858	7,657	8,899
Net assets acquired	$5,598	$5,250	$36,788	$36,788	$24,926	$26,292	$12,027	$11,950	$79,339	$80,280
As of December 31, 2015 the fair values of the assets acquired and liabilities assumed and the related purchase price allocation for the 2014 acquisitions have been finalized.
As of December 31, 2015, and during the period since the date of each respective acquisition up through December 31, 2015, or the date purchase accounting was finalized, as applicable, the Company made updates to the initially reported acquired balances and has finalized the valuation of the balances of Netsoft, Jointech, GGA and Great Fridays. For Netsoft, the deferred tax assets and goodwill were adjusted decreasing the net assets acquired by $348. For Jointech, intangible assets were adjusted to reflect the final fair value of intangible assets acquired and a deferred tax liability was established, both increasing goodwill with no change to the net assets acquired. For GGA, the final working capital adjustment was completed, deferred tax assets were netted with additional recognized deferred tax liabilities and additional accounts receivable and deferred revenue were recognized. In addition, intangible assets and property and equipment were adjusted to reflect the final fair value of the assets acquired. These adjustments resulted in an overall increase to goodwill and increased the net assets acquired by $1,366. For Great Fridays, the value of the intangible assets and associated deferred tax liabilities were reduced based on the final fair value estimates of acquired intangible assets, which increased goodwill. These adjustments resulted in a decrease in net assets acquired by $77.
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

As of December 31, 2016, the companies acquired during 2015 and 2014 have been significantly integrated into the Company and as such, it is not possible to precisely report their individual post-acquisition results of operations.

4.GOODWILL AND INTANGIBLE ASSETS — NET
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2015	$31,078	$26,339	$57,417
Acquisition of NavigationArts (Note 3)	23,822	—	23,822
Acquisition of AGS (Note 3)	33,815	—	33,815
Netsoft purchase accounting adjustment (Note 3)	30	—	30
Jointech purchase accounting adjustment (Note 3)	—	6,181	6,181
GGA purchase accounting adjustment (Note 3)	(4,807)	—	(4,807)
Great Fridays purchase accounting adjustment (Note 3)	—	4,315	4,315
NavigationArts purchase accounting adjustment (Note 3)	(2,058)	—	(2,058)
Effect of net foreign currency exchange rate changes	(416)	(2,369)	(2,785)
Balance as of December 31, 2015	81,464	34,466	115,930
NavigationArts purchase accounting adjustment (Note 3)	2,030	—	2,030
AGS purchase accounting adjustment (Note 3)	(9,361)	—	(9,361)
Other acquisitions	2,404	177	2,581
Other acquisitions purchase accounting adjustment	395	87	482
Effect of net foreign currency exchange rate changes	(120)	(2,253)	(2,373)
Balance as of December 31, 2016	$76,812	$32,477	$109,289
Excluded from the table above are the Russia and Other segments.
The Company performed an annual goodwill impairment test as of October 31, 2014 in accordance with ASC No. 350, “Intangibles-Goodwill and Other.” In assessing impairment both qualitatively and quantitatively based on the total of the expected future discounted cash flows directly related to the Russia reporting unit, the Company determined that the fair value of the reporting unit was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $2,241 in the Russia segment. As of December 31, 2016 and 2015 the book value of the goodwill related to the Russia segment was zero. All existing assets that related to the Russia segment, excluding goodwill, were assessed by management and deemed to not be impaired.
As a result of an operating loss in the Other reporting unit for the three months ended June 30, 2011, the Company performed a goodwill impairment test. In assessing impairment in accordance with ASC No. 350, “Intangibles-Goodwill and Other,” the Company determined that the fair value of the Other reporting unit, based on the total of the expected future discounted cash flows directly related to the reporting unit, was below the carrying value of the reporting unit. The Company completed the second step of the goodwill impairment test, resulting in an impairment charge of $1,697 in the Other reportable segment. As of December 31, 2016, and 2015 the book value of the goodwill related to the Other segment was zero.
There were no accumulated impairments losses in the North America or Europe reportable segments as of December 31, 2016, 2015 or 2014.
As part of the AGS and NavigationArts acquisitions in 2015, substantially all of the employees of these companies continued employment. The Company believes the amount of goodwill resulting from the allocation of the purchase price to acquire each of the businesses is attributable to the workforce of the acquired businesses. All of the goodwill was allocated to the Company’s U.S. operations and is presented within the North America segment.
As part of the Jointech acquisition in 2014, substantially all of the employees of Jointech continued employment. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire Jointech is attributable to the workforce of the acquired business. Based on the determination of the reportable units, Jointech has been placed in the Europe reportable unit based on managerial responsibility and consistent with segment reporting. All of the goodwill was allocated to the Company’s UK operations and is presented within the Europe segment.

As part of the Netsoft, GGA and Great Fridays acquisitions in 2014, substantially all of the employees of these companies accepted employment with the Company. The Company believes the amount of goodwill resulting from the allocation of purchase price to acquire each of the businesses is attributable to the workforce of the acquired businesses. All of the goodwill was allocated to the Company’s U.S. operations and is presented within North America.
Intangible assets other than goodwill for the years ended December 31, 2016 and 2015 were as follows:

	As of December 31, 2016
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	10	$65,409	$(15,133)	$50,276
Trade names	5	5,622	(4,661)	961
Non-competition agreements	4	756	(733)	23
Total		$71,787	$(20,527)	$51,260

	As of December 31, 2015
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	10	$52,974	$(8,387)	$44,587
Trade names	5	5,853	(3,772)	2,081
Non-competition agreements	4	746	(554)	192
Total		$59,573	$(12,713)	$46,860
All of the intangible assets have finite lives and as such are subject to amortization. Recognized amortization expense for each of the years ended December 31 is presented in the table below:

	For the Years Ended December 31,
	2016	2015	2014
Customer relationships	$6,858	$3,961	$3,843
Trade names	1,139	1,280	1,319
Non-competition agreements	173	175	187
Total	$8,170	$5,416	$5,349
Estimated amortization expense related to the Company’s existing intangible assets for the next five years ending December 31 was as follows:

Amount
2017	$7,482
2018	6,539
2019	6,539
2020	6,539
2021	6,539
Thereafter	17,622
Total	$51,260

5.PREPAID AND OTHER ASSETS
Prepaid and other assets consisted of the following:

	December 31, 2016	December 31, 2015
Taxes receivable	$6,054	$7,954
Prepaid expenses	5,462	4,693
Unamortized software licenses and subscriptions	1,550	699
Security deposits under operating leases	1,323	575
Notes receivable, net of allowance of $580 and $0, respectively	710	—
Other, net of allowance of $64 and $0, respectively	591	423
Total	$15,690	$14,344

6.	EMPLOYEE LOANS AND ALLOWANCE FOR LOAN LOSSES
In 2012, the Board of Directors of the Company approved the Employee Housing Program (the “Housing Program”), which provides employees with loans to purchase housing in Belarus. The housing is sold directly to employees by independent third parties. The Housing Program was designed as a retention mechanism for the Company’s employees in Belarus and is available to full-time qualified employees who have been with the Company for at least three years. The aggregate maximum lending limit of the program is $10,000, with no individual outstanding loans exceeding $50. In addition to the housing loans, the Company issues relocation loans in connection with intra-company transfers, as well as certain other individual loans.
During the year ended December 31, 2016, loans issued by the Company under the Housing Program were denominated in U.S. Dollars with a 5-year term and carried an interest rate of 7.5%.
At December 31, 2016 and December 31, 2015, categories of employee loans included in the loan portfolio were as follows:

	December 31, 2016	December 31, 2015
Housing loans	$5,448	$5,654
Relocation and other loans	530	684
Total employee loans	5,978	6,338
Less:
Allowance for loan losses	—	—
Total loans, net of allowance for loan losses	$5,978	$6,338
During the years ended December 31, 2016 and 2015, the Company issued a total of $2,960 and $3,427 of loans to its employees, respectively, and received $3,273 and $3,547 in loan repayments during the same periods, respectively. No loans were written-off during the year ended December 31, 2016. There was one loan written-off during the year ended December 31, 2015.
There were no loans issued to principal officers, directors, or their affiliates during the years ended December 31, 2016, 2015 and 2014.
On a quarterly basis, the Company reviews the aging of its loan portfolio and evaluates the ability of employees to repay their debt on schedule. Factors considered in the review include historical payment experience, reasons for payment delays and shortfalls, if any, as well as probability of collecting scheduled principal and interest payments. As of December 31, 2016 and December 31, 2015, there were no material past due or non-accrual employee loans. The Company determined no allowance for loan losses was required regarding its employee loans as of December 31, 2016 and December 31, 2015 and there were no movements in the provision for loan losses during the years ended December 31, 2016, 2015 and 2014.

7.	RESTRICTED CASH AND TIME DEPOSITS
Restricted cash and time deposits consisted of the following:

	December 31, 2016	December 31, 2015
Restricted cash, short-term	$2,400	$—
Time deposits	403	30,181
Other long-term security deposits	239	238
Total	$3,042	$30,419
As of December 31, 2015 time deposits consisted of a bank deposit of $30,181, earning interest at the rate of 0.74% placed with the Company’s Cyprus entity’s bank accounts in the United Kingdom. The deposit matured on March 11, 2016.

8.	PROPERTY AND EQUIPMENT — NET
Property and equipment consisted of the following:

	Weighted Average Useful Life (in years)	December 31, 2016	December 31, 2015
Computer hardware	3	$49,599	$36,612
Building	49	34,012	34,002
Furniture and fixtures	7	13,178	8,990
Office equipment	7	9,416	8,307
Leasehold improvements	4	7,944	6,801
Purchased computer software	5	4,601	4,099
Land improvements	20	1,467	1,464
		120,217	100,275
Less accumulated depreciation and amortization		(46,601)	(39,776)
Total		$73,616	$60,499
For the leasehold improvements, the useful life is determined based on the shorter of the lease term or useful life of the underlying asset.
Depreciation and amortization expense related to property and equipment was $15,217, $11,979 and $12,134 for the years ended December 31, 2016, 2015 and 2014, respectively.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Compensation	$33,404	$47,285
Deferred revenue	3,319	3,047
Subcontractor costs	3,317	4,360
Professional fees	2,348	2,251
Business trips	2,324	939
Facilities costs	1,534	1,538
Insurance costs	1,091	810
Acquisition related deferred consideration	—	603
Deferred tax liabilities	—	365
Other	2,558	2,598
Total	$49,895	$63,796

10.	TAXES PAYABLE
Current taxes payable consisted of the following:

	December 31, 2016	December 31, 2015
Corporate profit tax	$4,000	$15,057
Value added taxes	10,644	8,553
Payroll, social security, and other taxes	10,364	5,862
Total	$25,008	$29,472
There were no long-term taxes payable as of December 31, 2016 and 2015.

11.	INCOME TAXES
Income before provision for income taxes included income from domestic operations and income from foreign operations based on geographic location as disclosed in the table below:

	For the Years Ended December 31,
	2016	2015	2014
Income/ (loss) before income tax expense:
Domestic	$(9,300)	$(7,687)	$(7,229)
Foreign	135,766	113,757	94,182
Total	$126,466	$106,070	$86,953
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2016	2015	2014
Income tax expense (benefit) consists of:
Current
Federal	$13,324	$19,851	$7,741
State	(63)	2,563	338
Foreign	17,243	14,528	12,504
Deferred
Federal	(3,581)	(13,361)	(3,979)
State	312	(1,891)	(43)
Foreign	(35)	(76)	751
Total	$27,200	$21,614	$17,312

Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Property and equipment	$203	$681
Intangible assets	1,525	1,428
Accrued expenses	9,172	10,729
Net operating loss carryforward	5,368	5,233
Deferred revenue	1,165	2,162
Stock-based compensation	19,701	12,484
Other assets	17	14
Deferred tax assets	37,151	32,731
Deferred tax liabilities:
Property and equipment	1,735	646
Intangible assets	4,969	1,598
Accrued revenue and expenses	500	511
Stock-based compensation	1,606	1,672
Other liabilities	314	912
Deferred tax liabilities	9,124	5,339
Net deferred tax assets	$28,027	$27,392
Included in the stock-based compensation expense deferred tax asset at December 31, 2016 and 2015 is $11,471 and $7,219, respectively that is related to acquisitions and is amortized for tax purposes over a 15-year period.
We have income tax net operating loss (“NOL”) carryforwards related to several jurisdictions of $20,899. We have recorded a deferred tax asset of $5,368 reflecting the full benefit of $20,899 in loss carryforwards as we fully expect to utilize all NOLs before each country’s expiration period.
Adoption of ASU 2015-17 resulted in the classification of current deferred tax assets and liabilities to non-current deferred tax assets and liabilities. As such the Company has no current deferred tax assets and liabilities as of December 31, 2016. As of December 31, 2016, the Company had non-current deferred tax assets and liabilities of $31,005 and $2,979, respectively. At December 31, 2015, the Company had current and non-current deferred tax assets of $11,847 and $18,312, respectively, and current and non-current deferred tax liabilities of $365 and $2,402, respectively. Current and non-current deferred tax liabilities were shown under other current and long-term liabilities on the consolidated balance sheets.
No provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of December 31, 2016, certain subsidiaries had approximately $571.4 million of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Statutory federal tax	$44,263	$37,125	$29,564
Increase/ (decrease) in taxes resulting from:
State taxes, net of federal benefit	1,192	341	311
Provision adjustment for current year uncertain tax position	—	—	(1,220)
Effect of permanent differences	5,042	7,314	8,589
Stock-based compensation expense	9,535	7,591	3,782
Foreign tax expense and tax rate differential	(33,477)	(31,094)	(24,772)
Change in foreign tax rate	—	9	754
Change in valuation allowance	—	—	149
Other	645	328	155
Provision for income taxes	$27,200	$21,614	$17,312
On September 22, 2005, the president of Belarus signed the decree “On the High-Technologies Park” (the “Decree”). The Decree is aimed at boosting the country’s high-technology sector. The Decree stipulates that member technology companies have a 100% exemption from Belarusian income tax of 18% effective July 1, 2006, for a period of 15 years. The aggregate dollar benefits derived from this tax holiday approximated $13.6 million, $20.8 million and $16.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The benefit the tax holiday had on diluted net income per share approximated $0.26, $0.40 and $0.34 for the years ended December 31, 2016, 2015 and 2014, respectively.
Uncertain Tax Positions
The liability for unrecognized tax benefits is included in taxes payable within the consolidated balance sheets at December 31, 2016 and 2015. At December 31, 2016 and 2015, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state tax positions) was $66 and $62, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. There was no accrued interest and penalties resulting from such unrecognized tax benefits at December 31, 2016 and December 31, 2015. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $12 at December 31, 2014.
The beginning to ending reconciliation of the gross unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Balance at January 1	$62	$200	$1,271
Increases in tax positions in current year	4	—	—
Increases in tax positions in prior year	—	—	—
Decreases due to settlement	—	(138)	(1,071)
Balance at December 31	$66	$62	$200
There were no tax positions for which it was reasonably possible that unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company files income tax returns in the United States and in various state, local and foreign jurisdictions. The Company’s significant tax jurisdictions are the United States, Canada, Russia, Denmark, Germany, Ukraine, the United Kingdom, Hungary, Switzerland, and India. The tax years subsequent to 2012 remain open to examination by the Internal Revenue Service and generally, the tax years subsequent to 2012 remain open to examination by various state and local taxing authorities and various foreign taxing authorities.

12.	EMPLOYEE BENEFITS
The Company offers employees a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation up to the statutory limit defined by the Internal Revenue Service. The Company provides discretionary matching contributions to the plan of up to a maximum of 2.0% of the employee’s eligible compensation as defined by the plan. Employer contributions are subject to a two year vesting schedule. Employer contributions charged to expense for the years ended December 31, 2016, 2015 and 2014, were $1,934, $740 and $549, respectively.
The Company does not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

13.	DEBT
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
Borrowings under the 2014 Credit Facility may be denominated in U.S. dollars or up to a maximum of $50,000 in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the lenders). Borrowings under the 2014 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. Base rate is equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily LIBOR Rate, plus 1.0%.
The 2014 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries. The 2014 Credit Facility includes customary business and financial covenants and restricts the Company’s ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered. As of December 31, 2016, the Company was in compliance with all covenants contained in the 2014 Credit Facility.
As of December 31, 2016 and 2015, the outstanding debt of the Company under the 2014 Credit Facility was $25,000 and $35,000 respectively, and is subject to a LIBOR-based interest rate, which resets regularly at issuance, based on lending terms. In addition, as of December 31, 2016, the Company has a $942 unused irrevocable standby letter of credit associated with its insurance program that was issued under the 2014 Credit Facility during the year 2016.
As of December 31, 2016 and 2015, the borrowing capacity of the Company under the 2014 Credit Facility was $74,058 and $65,000, respectively.

14.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the consolidated statements of income and comprehensive income:

	For the Years Ended December 31,
	2016	2015	2014
Cost of revenues	$16,619	$13,695	$8,648
Selling, general and administrative expenses — Acquisition related	12,884	18,690	8,829
Selling, general and administrative expenses — All other	19,741	13,448	7,143
Total	$49,244	$45,833	$24,620
Equity Plans
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. As of December 31, 2016, 547,560 shares of common stock remained available for issuance under the 2012 Directors Plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors.

2015 Long-Term Incentive Plan — On June 11, 2015, the Company’s stockholders approved the 2015 Long-Term Incentive Plan (“2015 Plan”) to be used to issue equity awards to company personnel. As of December 31, 2016, 6,202,977 shares of common stock remained available for issuance under the 2015 Plan. All of the awards issued pursuant to the 2015 Plan expire 10 years from the date of grant.
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
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	5,823,536	$13.99	$122,003
Options granted	2,400,500	32.51	36,584
Options exercised	(1,171,097)	9.05	(45,321)
Options forfeited/cancelled	(214,193)	25.33	(4,802)
Options outstanding at December 31, 2014	6,838,746	$20.98	$183,073
Options granted	2,219,725	62.18	36,492
Options exercised	(1,405,826)	14.70	(89,860)
Options forfeited/cancelled	(201,731)	34.48	(8,904)
Options outstanding at December 31, 2015	7,450,914	$34.07	$331,938
Options granted	313,088	70.27	(1,866)
Options exercised	(895,804)	20.13	(39,577)
Options forfeited/cancelled	(227,759)	47.89	(3,740)
Options expired	(3,200)	1.52	(201)
Options outstanding at December 31, 2016	6,637,239	$37.20	$179,936

Options vested and exercisable at December 31, 2016	3,350,682	$25.96	$128,499
Options expected to vest	3,127,635	$48.28	$50,136
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
a. Expected volatility — the Company estimated the volatility of its common stock at the date of grant using historical volatility of peer public companies. During 2014, the Company began including the historical volatility for the Company in conjunction with peer public companies to formulate estimated volatility regarding stock options. The expected volatility was 31.9%, 34.1% and 45.9% in the years ended December 31, 2016, 2015 and 2014, respectively.
b. Expected term — the Company estimates the expected term of options granted using the simplified method of determining expected term as outlined in SEC Staff Accounting Bulletin 107 as the Company does not have sufficient history in order to develop a more precise estimate. The expected term was 6.24 years in 2016, 6.25 years in 2015, and 6.20 years in 2014.

c. Risk-free interest rate — the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The risk-free rate was approximately 1.5%, 1.8% and 2.0% in 2016, 2015 and 2014, respectively.
d. Dividends — the Company uses an expected dividend yield of zero since it has never declared or paid any dividends on its common stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.
Additionally, the Company records share-based compensation expense only for those awards that are expected to vest. The Company applies an estimated forfeiture rate at the time of grant and adjusts those estimated forfeitures to reflect actual forfeitures at least annually.
Aggregate grant-date fair value of stock options issued during the year ended December 31, 2016 was $6,874. The options are typically scheduled to vest over four years from the time of grant, subject to the terms of the applicable plan and stock option agreement. In general, in the event of the participant’s termination of service for any reason, unvested options are forfeited as of the date of such termination without any payment to the participant.
As of December 31, 2016, total remaining unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was approximately $44,162. The expense is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2016, the weighted average remaining contractual term was 6.0 years for fully vested and exercisable options and 7.8 years for options expected to vest.
As of December 31, 2016, a total of 2,550 shares underlying options exercised through December 31, 2016, were in transfer with the Company’s transfer agent.
Restricted Stock and Restricted Stock Units
The Company grants awards of restricted stock to non-employee directors under the Company’s 2012 Directors Plan and restricted stock units (“RSUs”) to Company personnel under the Company’s 2015 Plan (and prior to its approval, under the 2012 Plan). In addition, the Company has issued in the past, and may issue in the future, its equity securities to compensate employees of acquired businesses for future services. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards (dependent on continuing employment only) and performance-based awards, which are granted and vest only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents with typical vesting period of 3 years, with 33.3% of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant.

Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the years ended December 31, 2016, 2015 and 2014:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2014	344,928	$18.74	—	$—	—	$—
Awards granted	452,720	41.63	70,500	32.55	—	—
Awards vested	(217,668)	17.84	—	—	—	—
Awards forfeited/cancelled	(17,038)	21.14	—	—	—	—
Unvested service-based awards outstanding at December 31, 2014	562,942	$37.42	70,500	$32.55	—	$—
Awards granted	5,295	70.79	108,319	67.21	—	—
Awards vested	(261,504)	33.74	(17,625)	32.55	—	—
Awards forfeited/cancelled	106	36.57	(11,922)	34.49	—	—
Unvested service-based awards outstanding at December 31, 2015	306,839	$41.14	149,272	$57.55	—	$—
Awards granted	6,510	73.00	408,629	70.39	207,586	70.53
Awards vested	(156,535)	42.64	(41,015)	55.60	—	—
Awards forfeited/cancelled	(2,689)	45.32	(31,698)	70.44	(3,085)	70.52
Unvested service-based awards outstanding at December 31, 2016	154,125	$40.89	485,188	$67.69	204,501	$70.53
As of December 31, 2016, the aggregate unrecognized compensation expense for outstanding service-based equity-classified restricted stock was $3,444. This expense is expected to be recognized over the next 1.0 years using the weighted average method.
As of December 31, 2016, the aggregate unrecognized compensation expense for all outstanding service-based equity-classified RSUs was $22,584. This cost is expected to be recognized over the next 2.0 years using the weighted average method.
As of December 31, 2016, the aggregate unrecognized compensation expense for all outstanding service-based liability-classified cash-settled RSUs was $8,842, which is expected to be recognized over the next 2.1 years using the weighted average method.
Performance -Based Awards
In 2014, the Company granted performance-based awards in connection with the acquisitions completed during that year. The total number of the awards varies based on attainment of certain performance targets pursuant to the terms of the relevant transaction documents. During the year ended December 31, 2016, two-thirds of the performance-based awards issued in 2014 acquisitions vested, net of any forfeitures.

Summarized activity related to the Company’s performance-based awards for the years ended December 31, 2016, was as follows:

	Equity-Classified Equity-Settled Restricted Stock		Liability-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2014	—	$—	—	$—	—	$—
Awards granted	26,441	38.91	360,617	38.13	—	—
Awards vested	—	—	—	—	—	—
Awards forfeited/cancelled	(2,550)	36.57	—	—	—	—
Changes in the number of awards expected to be delivered	9,154	36.57	(22,152)	18.32	—	—
Unvested performance-based awards outstanding at December 31, 2014	33,045	$38.44	338,465	$39.43	—	$—
Awards granted	—	—	—	—	14,000	70.22
Awards vested	(12,145)	39.92	(105,604)	40.44	—	—
Awards forfeited/cancelled	(1,360)	36.57	—	—	—	—
Changes in the number of awards expected to be delivered	2,550	36.57	(21,655)	32.27	—	—
Unvested performance-based awards outstanding at December 31, 2015	22,090	$37.52	211,206	$39.65	14,000	$70.22
Awards granted	—	—	—	—	—	—
Awards vested	(9,978)	40.15	(105,604)	40.44	(4,666)	70.22
Awards forfeited/cancelled	(6,539)	36.97	—	—	(4,667)	70.22
Unvested performance-based awards outstanding at December 31, 2016	5,573	$33.47	105,602	$38.86	4,667	$70.22
As of December 31, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified restricted stock was $144. That cost is expected to be recognized over the next 1.0 year using the weighted average method.
As of December 31, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based liability-classified restricted stock was $3,002. That cost is expected to be recognized over the next 1.0 year using the weighted average method.
As of December 31, 2016, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified RSUs was $471. This expense is expected to be recognized over the next 1.3 years using the weighted average method.

15.	EARNINGS PER SHARE
Basic EPS is computed by dividing the net income applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted earnings per share is computed by dividing the net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	For the Years Ended December 31,
	2016	2015	2014
Numerator for common earnings per share:
Net income	$99,266	$84,456	$69,641
Numerator for basic and diluted earnings per share	$99,266	$84,456	$69,641

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	50,309	48,721	47,189
Effect of dilutive securities:
Stock options, RSUs and performance-based awards	2,906	3,265	2,545
Denominator for diluted earnings per share	53,215	51,986	49,734

Net income per share:
Basic	$1.97	$1.73	$1.48
Diluted	$1.87	$1.62	$1.40
For the years ended December 31, 2016, 2015 and 2014 a total of 2,325, 1,637 and 2,260 shares underlying equity-based awards, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

16.	COMMITMENTS AND CONTINGENCIES
The Company leases office space under operating leases, which expire at various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Rent expense under operating lease agreements for the years ended December 31, 2016, 2015 and 2014 was $28,220, $20,065, and $18,200 respectively. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2016 were as follows:

Year Ending December 31,	Operating Leases
2017	$30,791
2018	24,706
2019	16,044
2020	10,271
2021	7,170
Thereafter	11,098
Total minimum lease payments	$100,080
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
The Company carries contingent liabilities and certain equity-based awards at fair value on a recurring basis on its consolidated balance sheets. Changes in the fair values of these financial liabilities are typically recorded within selling, general and administrative expenses on the Company’s consolidated statements of income and comprehensive income.
The following tables show the fair values of the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	As of December 31, 2016
	Balance	Level 1	Level 2	Level 3
Performance-based equity awards	$3,789	$3,789	$—	$—
Cash-settled restricted stock units	2,111	2,111	—	—
Total liabilities measured at fair value on a recurring basis	$5,900	$5,900	$—	$—

	As of December 31, 2015
	Balance	Level 1	Level 2	Level 3
Performance-based equity awards	$5,364	$—	$—	$5,364
Total liabilities measured at fair value on a recurring basis	$5,364	$—	$—	$5,364
Performance-based equity awards carried at fair value on a recurring basis represent contractual liabilities related to certain business combination transactions completed in 2014. During the determination period, the Company classified the performance-based equity awards within Level 3. The Company estimated the fair value of these liabilities based on transaction-specific inputs by discounting the expected cash flows to a present value, after taking into account estimated probabilities of reaching specified performance targets, as appropriate. During the year ended December 31, 2016, the fair value of the performance-based awards was measured using prices for which observable market information became available. As a result, the Company reclassified these liabilities from Level 3 to Level 1.
The fair value of the cash-settled restricted stock units is measured using prices for which observable market information is available.

A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015, was as follows:

Amount
Contractual contingent liabilities at January 1, 2014	$—
Acquisition date fair value of contractual contingent liabilities — Netsoft	1,825
Acquisition date fair value of contractual contingent liabilities — Jointech	20,000
Acquisition date fair value of contractual contingent liabilities — GGA	11,400
Acquisition date fair value of contractual contingent liabilities — Great Fridays	1,173
Liability-classified stock-based awards	3,088
Changes in fair value of contractual contingent liabilities included in earnings	2,059
Changes in fair value of contractual contingent liabilities recorded against goodwill	1,366
Effect of net foreign currency exchange rate changes	(288)
Contractual contingent liabilities at December 31, 2014	40,623
Liability-classified stock-based awards	5,148
Changes in fair value of contractual contingent liabilities included in earnings	4,355
Effect of net foreign currency exchange rate changes	246
Settlements of contractual contingent liabilities	(45,008)
Contractual contingent liabilities at December 31, 2015	5,364
Acquisition date fair value of contractual contingent liabilities — other acquisitions	800
Liability-classified stock-based awards	5,148
Changes in fair value of contractual contingent liabilities included in earnings	1,232
Changes in fair value of contractual contingent liabilities recorded against goodwill	200
Settlements of contractual contingent liabilities	(8,955)
Reclassification of contractual contingent liabilities out of Level 3	(3,789)
Contractual contingent liabilities at December 31, 2016	$—
Estimates of fair value of financial instruments not carried at fair value on a recurring basis on the Company’s consolidated balance sheets are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The Company uses the following methods to estimate the fair values of its financial instruments:

•	for financial instruments that have quoted market prices, those quoted prices are used to estimate fair value;

•
for financial instruments for which no quoted market prices are available, fair value is estimated using information obtained from independent third parties, or by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.

•
for financial instruments for which no quoted market prices are available and that have no defined maturity, have a remaining maturity of 360 days or less, or reprice frequently to a market rate, the Company assumes that the fair value of these instruments approximates their reported value, after taking into consideration any applicable credit risk;

The generally short duration of certain of the Company’s assets and liabilities results in a significant number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s consolidated balance sheets. These assets and liabilities are reported on the Company’s consolidated balance sheets:

•	cash and cash equivalents;

•	time deposits and restricted cash;

•	employee loans and notes receivable;

•	borrowings under the 2014 Credit Facility (Note 13)
In addition, due to the relatively short duration of certain of our loans, the Company considers fair value for these loans to approximate their carrying amounts. The fair value of other types of loans, such as employee loans issued under the Housing Program, is estimated using information on the rates of return that market participants in Belarus would require when investing in unsecured U.S. dollar-denominated government bonds with similar maturities (a “risk-free rate”), after taking into consideration any applicable credit and liquidity risk.

The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value on a recurring basis, as they would be categorized within the fair-value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets:
Cash and cash equivalents	$362,025	$362,025	$362,025	$—	$—
Time deposits and restricted cash	$3,042	$3,042	$—	$3,042	$—
Employee loans	$5,978	$5,978	$—	$—	$5,978
Financial Liabilities:
Borrowing under 2014 Credit Facility	$25,019	$25,019	$—	$25,019	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets:
Cash and cash equivalents	$199,449	$199,449	$199,449	$—	$—
Time deposits and restricted cash	$30,419	$30,419	$—	$30,419	$—
Employee loans	$6,338	$6,338	$—	$—	$6,338
Financial Liabilities:
Borrowing under 2014 Credit Facility	$35,000	$35,000	$—	$35,000	$—

18.	SEGMENT INFORMATION

The Company determines its business segments and reports segment information in accordance with the management approach, which designates internal reporting used by management to make operating decisions and assess performance as the source of the Company’s reportable segments.
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
The Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources based on the segment’s revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each reportable segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses that are not controllable at the segment level are not allocated to specific segments. Such “unallocated” expenses are deducted against the Company’s total income from operations and are not allocated to individual segments in internal management reports used by the CODM.

Revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments were as follows:

	For the years ended December 31,
	2016	2015	2014
Total segment revenues:
North America	$642,216	$471,603	$374,509
Europe	474,988	400,460	299,279
Russia	43,611	37,992	50,663
Other	—	4,911	5,552
Total segment revenues	$1,160,815	$914,966	$730,003
Segment operating profit:
North America	$143,021	$112,312	$90,616
Europe	67,545	68,717	50,189
Russia	7,555	5,198	7,034
Other	—	(94)	(3,220)
Total segment operating profit	$218,121	$186,133	$144,619
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the years ended December 31, 2016, 2015 and 2014, revenues from one customer, UBS AG, were $138,124, $130,605 and $97,872, respectively and accounted for more than 10% of total revenues. Revenue from this customer is reported in the Company’s Europe segment and includes reimbursable expenses.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of December 31, 2016, unbilled trade receivables from two customers, individually exceeded 10% and accounted for 22.2% of our total unbilled trade receivables. There were no customers individually exceeding 10% of our billed trade receivables as of December 31, 2016. As of December 31, 2015, billed and unbilled trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 12.4% and 19.8% of our total billed and unbilled trade receivables, respectively.

Reconciliation of segment revenues and operating profit to consolidated income before provision for income taxes is presented below:

	For the Years Ended December 31,
	2016	2015	2014
Total segment revenues	$1,160,815	$914,966	$730,003
Unallocated (revenue)/loss	(683)	(838)	24
Revenues	$1,160,132	$914,128	$730,027

Total segment operating profit:	$218,121	$186,133	$144,619
Unallocated amounts:
Other (revenues)/loss	(683)	(838)	24
Stock-based compensation expense	(49,244)	(45,833)	(24,620)
Non-corporate taxes	(5,909)	(4,274)	(6,882)
Professional fees	(8,265)	(7,104)	(5,312)
Depreciation and amortization	(8,290)	(5,581)	(7,988)
Bank charges	(1,515)	(1,352)	(1,049)
One-time charges	(706)	(747)	(5,983)
Other corporate expenses	(9,813)	(14,437)	(6,626)
Income from operations	133,696	105,967	86,183
Interest and other income, net	4,848	4,731	4,769
Change in fair value of contingent consideration	—	—	(1,924)
Foreign exchange loss	(12,078)	(4,628)	(2,075)
Income before provision for income taxes	$126,466	$106,070	$86,953
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	December 31, 2016	December 31, 2015
Belarus	$46,011	$44,879
Russia	7,203	2,084
Ukraine	5,610	4,487
Hungary	3,485	2,485
United States	2,618	1,969
Poland	2,213	1,088
China	1,887	514
India	1,650	1,099
Other	2,939	1,894
Total	$73,616	$60,499

Information about the Company’s revenues by client location is as follows:

	For the Years Ended December 31,
	2016	2015	2014
United States	$605,856	$427,433	$318,304
United Kingdom	174,719	164,301	141,366
Switzerland	122,399	111,353	87,111
Canada	58,742	57,643	49,193
Germany	43,216	36,089	25,740
Russia	40,866	36,506	48,945
Sweden	22,945	10,589	7,892
Hong Kong	20,333	23,117	13,445
Netherlands	16,762	9,989	8,838
Belgium	8,505	7,916	4,198
Ireland	5,152	5,437	3,667
China	4,445	817	—
Italy	3,970	2,318	1,746
Spain	3,406	1,028	106
Other locations	16,295	10,081	11,066
Reimbursable expenses and other revenues	12,521	9,511	8,410
Revenues	$1,160,132	$914,128	$730,027
Service Offering Information
Information about the Company’s revenues by service offering is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Software development	$841,916	$644,732	$504,590
Application testing services	223,010	174,259	140,363
Application maintenance and support	74,475	70,551	58,840
Infrastructure services	5,069	11,311	14,198
Licensing	3,141	3,764	3,626
Reimbursable expenses and other revenues	12,521	9,511	8,410
Revenues	$1,160,132	$914,128	$730,027

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly results for the two years ended December 31, 2016 and 2015 were as follows:

	Three Months Ended
2016	March 31	June 30	September 30	December 31	Full Year
Revenues	$264,482	$283,832	$298,293	$313,525	$1,160,132
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	167,381	180,782	190,797	198,226	737,186
Selling, general and administrative expenses	61,494	64,241	67,491	71,432	264,658
Depreciation and amortization expense	5,102	6,123	5,925	6,237	23,387
Other operating expenses, net	174	606	178	247	1,205
Income from operations	30,331	32,080	33,902	37,383	133,696
Interest and other income, net	1,211	1,138	1,067	1,432	4,848
Foreign exchange loss	(1,290)	(2,295)	(1,728)	(6,765)	(12,078)
Income before provision for income taxes	30,252	30,923	33,241	32,050	126,466
Provision for income taxes	6,353	6,493	7,067	7,287	27,200
Net income	$23,899	$24,430	$26,174	$24,763	$99,266
Comprehensive income	$28,598	$22,044	$26,532	$19,554	$96,728
Basic net income per share(1)	$0.48	$0.49	$0.51	$0.49	$1.97
Diluted net income per share(1)	$0.45	$0.46	$0.49	$0.46	$1.87

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

	Three Months Ended
2015	March 31	June 30	September 30	December 31	Full Year
Revenues	$200,045	$217,781	$236,049	$260,253	$914,128
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	125,887	134,256	148,479	158,291	566,913
Selling, general and administrative expenses	46,938	55,976	55,431	64,414	222,759
Depreciation and amortization expense	4,200	3,903	4,393	4,899	17,395
Other operating expenses/(income), net	200	40	(30)	884	1,094
Income from operations	22,820	23,606	27,776	31,765	105,967
Interest and other income, net	1,158	1,299	865	1,409	4,731
Foreign exchange (loss)/income	(5,754)	(465)	32	1,559	(4,628)
Income before provision for income taxes	18,224	24,440	28,673	34,733	106,070
Provision for income taxes	3,510	5,209	5,800	7,095	21,614
Net income	$14,714	$19,231	$22,873	$27,638	$84,456
Comprehensive income	$11,984	$22,905	$14,532	$21,939	$71,360
Basic net income per share(1)	$0.31	$0.40	$0.47	$0.56	$1.73
Diluted net income per share(1)	$0.29	$0.37	$0.44	$0.52	$1.62

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(US Dollars in thousands)
The table below summarizes movements in qualifying accounts, which include accounts receivable and notes receivable (from customers) for the years ended December 31, 2016, 2015 and 2014:

	Balance at Beginning of Year	Charged to Expenses	Deductions/ Write offs	Balance at End of Year
Fiscal Year 2014	$1,800	$1,325	$(944)	$2,181
Fiscal Year 2015	2,181	1,704	(2,156)	1,729
Fiscal Year 2016	1,729	3,500	(3,215)	2,014