Form 10-Q
period 2017-03-31
EPAM Systems, Inc.
filed 2017-05-08
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 28, 2017
Common Stock, par value $0.001 per share	51,839,547 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of March 31, 2017	As of December 31, 2016
Assets
Current assets
Cash and cash equivalents	$398,419	$362,025
Restricted cash	268	2,400
Time deposits	403	403
Accounts receivable, net of allowance of $1,241 and $1,434, respectively	176,686	199,982
Unbilled revenues	102,838	63,325
Prepaid and other current assets, net of allowance of $406 and $644, respectively	26,702	15,690
Employee loans, net of allowance of $0 and $0, respectively	2,694	2,726
Total current assets	708,010	646,551
Property and equipment, net	75,962	73,616
Restricted cash	245	239
Employee loans, net of allowance of $0 and $0, respectively	2,975	3,252
Intangible assets, net	49,668	51,260
Goodwill	110,291	109,289
Deferred tax assets	29,211	31,005
Other long-term assets, net of allowance of $138 and $132, respectively	10,625	10,599
Total assets	$986,987	$925,811

Liabilities
Current liabilities
Accounts payable	$3,256	$3,213
Accrued expenses and other liabilities	32,451	49,895
Due to employees	44,951	32,203
Deferred compensation due to employees	6,838	5,900
Taxes payable	35,395	25,008
Total current liabilities	122,891	116,219
Long-term debt	25,040	25,048
Other long-term liabilities	3,954	3,132
Total liabilities	151,885	144,399
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 51,683,500 and 51,117,422 shares issued, 51,663,765 and 51,097,687 shares outstanding at March 31, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	396,829	374,907
Retained earnings	469,701	444,320
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(31,302)	(37,688)
Total stockholders’ equity	835,102	781,412
Total liabilities and stockholders’ equity	$986,987	$925,811

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$324,651	$264,482
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	207,730	167,381
Selling, general and administrative expenses	78,453	61,494
Depreciation and amortization expense	6,672	5,102
Other operating expenses, net	830	174
Income from operations	30,966	30,331
Interest and other income, net	584	1,211
Foreign exchange loss	(2,955)	(1,290)
Income before provision for income taxes	28,595	30,252
Provision for income taxes	4,954	6,353
Net income	$23,641	$23,899
Foreign currency translation adjustments	6,386	4,699
Comprehensive income	$30,027	$28,598

Net income per share:
Basic	$0.46	$0.48
Diluted	$0.44	$0.45
Shares used in calculation of net income per share:
Basic	50,958	49,714
Diluted	53,889	52,883

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(US Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$23,641	$23,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,672	5,102
Bad debt (recovery)/expense	(517)	552
Deferred taxes	2,595	(482)
Stock-based compensation expense	15,776	10,964
Excess tax benefit on stock-based compensation plans	—	(2,040)
Other	651	50
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets:
Accounts receivable	24,635	16,993
Unbilled revenues	(39,485)	(18,559)
Prepaid expenses and other assets	(79)	(1,383)
Increase/(decrease) in operating liabilities:
Accounts payable	77	671
Accrued expenses and other liabilities	(18,484)	(34,153)
Due to employees	8,611	12,420
Taxes payable	7,135	(3,173)
Net cash provided by operating activities	31,228	10,861
Cash flows from investing activities:
Purchases of property and equipment	(5,725)	(6,185)
Employee housing loans issued	(370)	—
Proceeds from repayments of employee housing loans	689	470
Decrease in restricted cash and time deposits, net	38	30,000
Increase in other long-term assets, net	(313)	(774)
Other investing activities, net	37	(91)
Net cash (used in)/provided by investing activities	(5,644)	23,420
Cash flows from financing activities:
Proceeds from stock option exercises	10,606	3,108
Excess tax benefit on stock-based compensation plans	—	2,040
Payments of withholding taxes related to net share settlements of restricted stock units	(2,694)	—
Proceeds from debt (Note 4)	—	20,000
Repayment of debt (Note 4)	(30)	(15,031)
Proceeds from government grants	—	135
Acquisition of business, deferred consideration	—	(463)
Net cash provided by financing activities	7,882	9,789
Effect of exchange rate changes on cash and cash equivalents	2,928	1,358
Net increase in cash and cash equivalents	36,394	45,428
Cash and cash equivalents, beginning of period	362,025	199,449
Cash and cash equivalents, end of period	$398,419	$244,877
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(US Dollars in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading global provider of software product development and digital platform engineering services to clients located around the world, primarily in North America, Europe, Asia and Australia. The Company has expertise in various industries, including software and hi-tech, financial services, media and entertainment, travel and hospitality, retail and distribution and life sciences and healthcare. The Company is incorporated in Delaware and headquartered in Newtown, PA.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of EPAM have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The condensed consolidated financial statements include the financial statements of EPAM Systems, Inc. and its subsidiaries with all intercompany balances and transactions eliminated.
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
Change in Presentation of Certain Financial Information — During the first quarter of 2017, the Company changed the presentation of geographic area information about its consolidated revenues. Historically, information about geographic mix of revenues excluded reimbursable expenses and other revenues, which primarily included travel and entertainment costs that are chargeable to clients. Effective January 1, 2017, the Company reports geographic area information about reimbursable expenses and other revenues based on location of clients to which these costs are chargeable. Accordingly, the Company has changed the presentation of revenues by client location for the three months ended March 31, 2016 to conform to the current period presentation. These changes did not result in any adjustments to the Company’s previously issued financial statements and were applied retrospectively beginning on January 1, 2015. Comparative information for the three months ended March 31, 2016 follows:

	Three Months Ended March 31, 2016
	As reported		After Reclassification
	(in thousands except percentages)
United States	$135,558	51.3%	$136,639	51.7%
United Kingdom	42,990	16.3%	43,560	16.5%
Switzerland	30,765	11.6%	30,852	11.7%
Canada	15,701	5.9%	15,846	6.0%
Russia	8,952	3.4%	8,965	3.4%
Germany	8,706	3.3%	8,739	3.3%
Hong Kong	5,754	2.2%	5,944	2.2%
Sweden	4,060	1.5%	4,128	1.5%
Netherlands	2,547	1.0%	2,647	1.0%
Ireland	1,184	0.4%	1,186	0.4%
Italy	636	0.2%	668	0.3%
Denmark	405	0.2%	410	0.2%
China	294	0.1%	294	0.1%
Other locations	4,484	1.7%	4,604	1.7%
Reimbursable expenses and other revenues	2,446	0.9%	—	—%
Total	$264,482	100.0%	$264,482	100.0%
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
Fair Value of Financial Instruments — The Company makes assumptions about fair values of its financial assets and liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement”, and utilizes the following fair value hierarchy in determining inputs used for valuation:
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

Changes in fair value could cause a material impact to, and volatility in the Company’s operating results. See Note 3 for disclosures related to fair value.
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
Stock-Based Compensation — The Company recognizes the cost of its stock-based incentive awards based on the fair value of the award at the date of grant, net of estimated forfeitures. The cost is expensed evenly over the service period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Over time, the forfeiture assumption is adjusted to the actual forfeiture rate and such change may affect the timing of the total amount of expense recognized over the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.
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

2.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2017	$76,812	$32,477	$109,289
Other acquisitions purchase accounting adjustment	(352)	352	—
Effect of net foreign currency exchange rate changes	144	858	1,002
Balance as of March 31, 2017	$76,604	$33,687	$110,291
There were no accumulated impairment losses in the North America or Europe reportable segments as of March 31, 2017 or December 31, 2016.

3.	FAIR VALUE MEASUREMENTS
The Company carries contingent liabilities and certain equity-based awards at fair value on a recurring basis on its consolidated balance sheets. Changes in the fair values of these financial liabilities are recorded in cost of revenues and selling, general and administrative expenses on the Company’s consolidated statements of income and comprehensive income.
The following tables show the fair values of the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Balance	Level 1	Level 2	Level 3
Performance-based equity awards	$6,754	$6,754	$—	$—
Cash-settled restricted stock units	84	84	—	—
Total liabilities measured at fair value on a recurring basis	$6,838	$6,838	$—	$—

	As of December 31, 2016
	Balance	Level 1	Level 2	Level 3
Performance-based equity awards	$3,789	$3,789	$—	$—
Cash-settled restricted stock units	2,111	2,111	—	—
Total liabilities measured at fair value on a recurring basis	$5,900	$5,900	$—	$—
Performance-based equity awards carried at fair value on a recurring basis represent contractual liabilities related to certain business combination transactions completed in 2014. During the determination period, the Company classified the performance-based equity awards within Level 3. The Company estimated the fair value of these liabilities based on transaction-specific inputs by discounting the expected cash flows to a present value, after taking into account estimated probabilities of reaching specified performance targets, as appropriate. During the year ended December 31, 2016, the company reclassified these liabilities from Level 3 to Level 1.
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

The generally short duration of certain of the Company’s assets and liabilities results in a significant number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s consolidated balance sheets. These types of assets and liabilities which are reported on the Company’s consolidated balance sheets include:

•	cash and cash equivalents;

•	time deposits and restricted cash;

•	employee loans and notes receivable;

•	borrowings under the 2014 Credit Facility (Note 4)
In addition, due to the relatively short duration of certain loans, the Company considers fair value for these loans to approximate their carrying amounts. The fair value of other types of loans, such as employee loans issued under the Housing Program, is estimated using information on the rates of return that market participants in Belarus would require when investing in unsecured U.S. dollar-denominated government bonds with similar maturities (a “risk-free rate”), after taking into consideration any applicable credit and liquidity risk.
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities for which disclosure of fair value is required, as they would be categorized within the fair-value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Financial Assets:
Cash and cash equivalents	$398,419	$398,419	$398,419	$—	$—
Time deposits and restricted cash	916	916	—	916	—
Employee loans	5,669	5,669	—	—	5,669
Financial Liabilities:
Borrowing under 2014 Credit Facility	$25,022	$25,022	$—	$25,022	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets:
Cash and cash equivalents	$362,025	$362,025	$362,025	$—	$—
Time deposits and restricted cash	$3,042	$3,042	$—	$3,042	$—
Employee loans	$5,978	$5,978	$—	$—	$5,978
Financial Liabilities:
Borrowing under 2014 Credit Facility	$25,019	$25,019	$—	$25,019	$—

4.	DEBT
Revolving Line of Credit — On September 12, 2014, the Company entered into a credit facility (the “2014 Credit Facility”) with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank (collectively the “Lenders”) to replace its former revolving loan agreement. The 2014 Credit Facility provides for a borrowing capacity of $100,000, with potential to increase the credit facility up to $200,000 if certain conditions are met. The 2014 Credit Facility matures on September 12, 2019.
Borrowings under the 2014 Credit Facility may be denominated in U.S. dollars or, up to a maximum of $50,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the Lenders). Borrowings under the 2014 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. Base rate is equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%.

The 2014 Credit Facility is collateralized with: (a) all tangible and intangible assets of the Company, and its U.S.-based subsidiaries including all accounts, general intangibles, intellectual property rights and equipment; and (b) all of the outstanding shares of capital stock and other equity interests in U.S.-based subsidiaries of the Company, and 65.0% of the outstanding shares of capital stock and other equity interests in certain of the Company’s foreign subsidiaries. The 2014 Credit Facility includes customary business and financial covenants and restricts the Company’s ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered. As of March 31, 2017, the Company was in compliance with all covenants contained in the 2014 Credit Facility.
As of March 31, 2017 and December 31, 2016, the outstanding debt of the Company under the 2014 Credit Facility was $25,000, and is subject to a LIBOR-based interest rate, which resets regularly at issuance, based on lending terms. In addition, the Company has a $942 unused irrevocable standby letter of credit associated with its insurance program that was issued under the 2014 Credit Facility.
As of March 31, 2017 and December 31, 2016, the borrowing capacity of the Company under the 2014 Credit Facility was $74,058.

5.	INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The Company’s worldwide effective tax rate for the three months ended March 31, 2017 and 2016 was 17.3% and 21.0%, respectively. The decrease in the three months ended March 31, 2017 as compared to the same period last year was primarily due to the recognition of excess tax benefits of $1,695 following the adoption of ASU No. 2016-09 in the first quarter of fiscal year 2017. Refer to Note 10, “Recent Accounting Pronouncements,” for further information.
Our Belarus subsidiary is eligible for certain income tax holiday benefits granted by the local government for its export activities conducted within the Hi-Tech Park. Income tax holidays are effective for 15 years starting from 2006. Other subsidiaries of the Company are primarily taxed at the jurisdictions’ statutory rate most of which are lower than U.S. federal statutory rates.

6.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the condensed consolidated statements of income and comprehensive income:

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$5,350	$3,644
Selling, general and administrative expenses - Acquisition related	4,574	3,010
Selling, general and administrative expenses - All other	5,852	4,310
Total	$15,776	$10,964

Equity Plans
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity awards to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors. As of March 31, 2017, 547,560 shares remained available for issuance under the 2012 Directors Plan.
2015 Long-Term Incentive Plan — On June 11, 2015, the Company's stockholders approved the 2015 Long Term Incentive Plan (“2015 Plan”) to be used to issue equity awards to company personnel. As of March 31, 2017, 5,681,902 shares remained available for issuance under the 2015 Plan. All of the stock option awards issued pursuant to the 2015 Plan expire 10 years from the date of grant.
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
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	6,637,239	$37.20	$179,936
Options granted	234,990	73.27	529
Options exercised	(486,524)	27.92	(23,159)
Options forfeited/cancelled	(75,456)	57.87	(1,332)
Options outstanding at March 31, 2017	6,310,249	$39.06	$230,072

Options vested and exercisable at March 31, 2017	4,302,714	$30.84	$192,245
Options expected to vest	1,891,705	$56.33	$36,302
As of March 31, 2017, total remaining unrecognized compensation expense related to unvested stock options, net of forfeitures was approximately $42,801. The expense is expected to be recognized over a weighted-average period of 1.6 years.
As of March 31, 2017, the weighted average remaining contractual term was 6.2 years for fully vested and exercisable outstanding options and 8.1 years for outstanding options expected to vest.
As of March 31, 2017, a total of 176,758 shares underlying options exercised through March 31, 2017, were in transfer with the Company’s transfer agent.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the three months ended March 31, 2017, as compared with the assumptions disclosed in Note 14 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Restricted Stock and Restricted Stock Units

Under the Company’s 2012 Directors Plan, the Company grants awards of restricted stock to non-employee directors until April 2017, and thereafter, restricted stock units (“RSUs”). Under the Company’s 2015 Plan (and prior to its approval, under the 2012 Plan), the Company grants awards of RSUs to Company personnel. In addition, the Company has issued in the past, and may issue in the future its equity securities to compensate employees of acquired businesses for future services. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards (dependent on continuing employment only) and performance-based awards, which are granted and vest only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents with a typical vesting period of three years, with 33.3% of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant.
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2017.

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2017	154,125	$40.89	485,188	$67.69	204,501	$70.53
Awards granted	—	—	380,577	73.27	138,584	73.27
Awards modified	—	—	(2,570)	48.49	2,570	73.27
Awards vested	(1,437)	20.64	(116,183)	65.32	(51,928)	70.56
Awards forfeited/cancelled	—	—	(19,036)	67.45	(616)	70.52
Unvested service-based awards outstanding at March 31, 2017	152,688	$41.08	727,976	$71.06	293,111	$71.84
As of March 31, 2017, the aggregate unrecognized compensation expense for all outstanding service-based restricted stock was $1,783. This expense is expected to be recognized over the next 1.1 years using the weighted average method.
As of March 31, 2017, the aggregate unrecognized compensation expense for all outstanding service-based equity-classified RSUs was $45,693. This expense is expected to be recognized over the next 2.2 years using the weighted average method.
As of March 31, 2017, the aggregate unrecognized compensation expense for all outstanding service-based liability-classified RSUs was $19,842. This expense is expected to be recognized over the next 2.2 years using the weighted average method.
Performance -Based Awards
Summarized activity related to the Company’s performance-based awards for the three months ended March 31, 2017, was as follows:

	Equity-Classified Restricted Stock		Liability-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2017	5,573	$33.47	105,602	$38.86	4,667	$70.22
Awards granted	—	—	—	—	—	—
Awards vested	(2,552)	36.57	—	—	—	—
Awards forfeited/cancelled	—	—	—	—	—	—
Unvested performance-based awards outstanding at March 31, 2017	3,021	$30.85	105,602	$38.86	4,667	$70.22
As of March 31, 2017, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified restricted stock was $89. This expense is expected to be recognized over the next 1.0 year using the weighted average method.
As of March 31, 2017, the aggregate unrecognized compensation expense for all outstanding performance-based liability-classified restricted stock was $1,221. This expense is expected to be recognized over the next 1.0 year using the weighted average method.
As of March 31, 2017, the aggregate unrecognized compensation expense for all outstanding performance-based equity-classified RSUs was $389. This expense is expected to be recognized over the next 1.2 years using the weighted average method.
Modifications
During the three months ended March 31, 2017, the Company modified certain awards held by a named executive officer of the Company in connection with the execution of a separation agreement on February 28, 2017. Fair value of the modified awards immediately before and after modification was $0 and $563, respectively. The Company also reclassified certain awards from equity to liability when it became probable that it would settle the awards in cash. As a result of these modifications, the Company recorded incremental share-based compensation expense for the three months ended March 31, 2017 of $167.

7.	EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$23,641	$23,899
Numerator for basic and diluted earnings per share	$23,641	$23,899

Denominator:
Weighted average common shares for basic earnings per share	50,958	49,714
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,931	3,169
Weighted average common shares for diluted earnings per share	53,889	52,883

Net income per share:
Basic	$0.46	$0.48
Diluted	$0.44	$0.45
The number of shares underlying equity-based awards excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive, was 2,272 and 2,218 during the three months ended March 31, 2017 and 2016, respectively.

8.	COMMITMENTS AND CONTINGENCIES
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

Litigation — From time to time, the Company is involved in litigation, claims or other contingencies arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, it does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, if decided adversely, is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

9.	SEGMENT INFORMATION
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
The Company’s reportable segments are North America, Europe, Russia and Other. The revenues in the Other segment represented less than 1% of total segment revenues in 2015 due to the ending of certain customer relationships and contractual changes with other clients. As no substantial clients remained in the segment, during the first quarter of 2016, the Company shifted managerial responsibility for the remaining clients to the Russia segment. This change did not represent a change in the Company’s segments but rather a movement in responsibility for several clients that represented less than 1% of total segment revenue.
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
Revenues from external customers and operating profit/(loss), before unallocated expenses, for the North America, Europe, and Russia reportable segments for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
Segment revenues:
North America	$178,303	$147,490
Europe	132,707	107,843
Russia	13,693	9,481
Total segment revenues	$324,703	$264,814
Segment operating profit:
North America	$37,092	$30,655
Europe	19,811	16,832
Russia	3,549	1,160
Total segment operating profit	$60,452	$48,647
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
During the three months ended March 31, 2016, revenues from one customer, UBS AG, were $35,669 and accounted for more than 10% of total revenues. Revenues from this customer were included in the Company’s Europe segment in the periods indicated. There were no customers that accounted for more than 10% of total revenues during the three months ended March 31, 2017.

Accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of March 31, 2017, accounts receivable from one customer, UBS AG, individually exceeded 10% and accounted for 11.9% of our total accounts receivable. As of March 31, 2017, unbilled revenues from one customer, Expedia, individually exceeded 10% and accounted for 10.3% of our unbilled revenues.
Reconciliation of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2017	2016
Total segment revenues	$324,703	$264,814
Other revenues	(52)	(332)
Revenues	$324,651	$264,482

Total segment operating profit:	$60,452	$48,647
Unallocated amounts:
Other revenues	(52)	(332)
Stock-based compensation expense	(15,776)	(10,964)
Non-corporate taxes	(3,451)	(1,080)
Professional fees	(2,344)	(1,726)
Depreciation and amortization	(1,975)	(1,691)
Bank charges	(397)	(341)
One-time charges	(568)	—
Other corporate expenses	(4,923)	(2,182)
Income from operations	30,966	30,331
Interest and other income, net	584	1,211
Foreign exchange loss	(2,955)	(1,290)
Income before provision for income taxes	$28,595	$30,252
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	As of March 31, 2017	As of December 31, 2016
Belarus	$47,124	$46,011
Russia	7,853	7,203
Ukraine	5,847	5,610
Hungary	3,384	3,485
United States	3,013	2,618
Poland	2,498	2,213
China	1,785	1,887
India	1,530	1,650
Other	2,928	2,939
Total	$75,962	$73,616

Information about the Company’s revenues by client location, including reimbursable expenses of $3,925 and $2,446 for the three months ended March 31, 2017 and 2016, respectively, is as follows:

	Three Months Ended March 31,
	2017	2016
United States	$176,830	$136,639
United Kingdom	46,594	43,560
Switzerland	29,096	30,852
Russia	13,209	8,965
Canada	12,494	15,846
Germany	12,094	8,739
Netherlands	8,671	2,647
Sweden	7,466	4,128
Hong Kong	4,777	5,944
United Arab Emirates	2,048	—
China	1,584	294
Ireland	1,389	1,186
Italy	1,280	668
Denmark	1,253	410
Other locations	5,866	4,604
Revenues	$324,651	$264,482

10.	RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the Company’s consolidated financial position, results of operations, and cash flows.
Stock-Based Compensation — Effective January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The provisions of the new guidance affecting the Company require excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled; remove the requirement to include hypothetical excess tax benefits in the application of the treasury stock method when computing earnings per share; and provided for a new policy election to either: (1) continue applying forfeiture rate estimates in the determination of compensation cost, or (2) account for forfeitures as a reduction of share-based compensation cost as they occur. The new guidance also requires cash flows related to excess tax benefits to be classified as an operating activity in the cash flow statement and now requires shares withheld for tax withholding purposes to be classified as a financing activity.
As a result of this adoption:

•
the Company prospectively recognized discrete tax benefits of $1,695 in the provision for income taxes line item of its condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2017 related to excess tax benefits upon vesting or settlement of stock-based awards in that period;

•	the Company recognized a $1,740 increase in beginning retained earnings for previously unrecognized tax benefits using the modified retrospective method of transition, as required by the standard;

•
the Company elected to adopt the cash flow presentation of the excess tax benefits prospectively where these benefits are classified along with other income tax cash flows as operating cash flows. Accordingly, prior period information has not been restated;

•
the Company elected to continue to estimate the number of stock-based awards expected to forfeit, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period;

•
the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended March 31, 2017. The adoption of this provision did not have a material impact on the Company’s diluted earnings per share for the three months ended March 31, 2017;

•
the remaining amendments to this standard, as noted above, are either not applicable, or do not change the Company's current accounting practices and thus do not impact its condensed consolidated financial statements.

Simplifying the Measurement for Goodwill — Effective January 1, 2017, the Company early adopted the new accounting guidance simplifying the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The new guidance is adopted on a prospective basis. The adoption of this amended guidance did not have an impact on the Company’s financial results.
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
The Company expects the new standard could change the amount and timing of revenue and costs under certain arrangement types. The Company is also assessing pricing provisions contained in certain of its customer contracts, which may represent variable consideration or may provide the customer with a material right, potentially resulting in a different allocation of the transaction price than under current guidance. Due to the complexity of certain of the Company’s contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and may vary in some instances. The Company has not yet determined what impact the new guidance will have on its consolidated financial statements and/or related disclosures or concluded on the transition method. The Company expects to further its assessment of the financial impact of the new guidance on its consolidated financial statements in 2017.

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
Tax Accounting for Intra-Entity Asset Transfers — Effective January 1, 2018, with early adoption permitted, the Company will be required to adopt the accounting guidance ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, that will require the tax effects of intra-entity asset transfers to be recognized in the period when the transfer occurs. Under current guidance, the tax effects of intra-entity sales of assets are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance does not apply to intra-entity transfers of inventory and is required to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements or concluded on when it will adopt the standard.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and “Part II. Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
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

Year-to-Date 2017 Developments and Trends
During the first three months of 2017, our revenues were $324.7 million, an increase of approximately 22.7% over $264.5 million reported for the same period a year ago. Our performance remained strong across our key verticals, led by the Media and Entertainment vertical which grew in excess of 50% during the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016.
We have built a diversified portfolio across numerous verticals, geographies and service offerings. Our account management teams work to expand the scope and size of our engagements with existing customers, while at the same time we grow our customer base through our business development efforts and our strategic acquisitions.
Utilization for the first quarter of fiscal 2017 showed improvement compared to the same period last year. This was achieved by a focused hiring process and attrition throughout the period consistent with the strategic outlook for 2017 and beyond.
Summary of Results of Operations
The following table presents a summary of our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	(in thousands, percentages and except per share data)
Revenues	$324,651	100.0%	$264,482	100.0%
Income from operations	30,966	9.5%	30,331	11.5%
Net income	23,641	7.3%	23,899	9.0%

Effective tax rate	17.3%		21.0%
Diluted earnings per share	$0.44		$0.45
The key highlights of our consolidated results for the three months ended March 31, 2017, as compared to the corresponding period of 2016, were as follows:

•	Revenues for the first quarter were $324.7 million, or a 22.7% increase from $264.5 million reported last year, despite 1.2%, or $3.1 million, of currency headwinds.

•
Income from operations grew 2.1% during the three months ended March 31, 2017. Expressed as a percentage of revenues, income from operations was 9.5% compared to 11.5% last year. The decrease of 2.0% was mainly driven by an increase in selling, general and administrative expenses relative to the growth in revenues.

•
Our effective tax rate was 17.3% in the first quarter of fiscal 2017, compared to 21.0% in the first quarter of last year. The income tax provision for the first quarter of 2017 included $1.7 million of credits associated with excess tax benefits upon vesting or exercise of equity awards in the first quarter of fiscal 2017 bringing the effective tax rate down by 6.0%.

•
Net income decreased 1.1% to $23.6 million compared to $23.9 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 7.3%, a decrease of 1.7% compared to 9.0% reported in the corresponding periods of 2016. The decrease in net income as a percentage of revenues was primarily driven by a decrease in income from operations as a percentage of revenues.

•	Diluted earnings per share decreased by $0.01 to $0.44 in the first quarter of 2017.

•	Cash provided by operations increased $20.4 million, or 187.5%, to $31.2 million during the first quarter of 2017.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Critical Accounting Policies

The discussion and analysis of our financial position and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, and stock-based compensation. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

Other than as discussed below, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2017. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2016.
Goodwill and Other Intangible Assets — The acquired assets typically include customer relationships, trade names, non-competition agreements, and workforce. As a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.
We assess goodwill for impairment as of October 31 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of our reporting unit has been reduced below its carrying value. Effective January 1, 2017, we early-adopted ASU 2017-04 which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. As a result, when conducting our annual goodwill impairment assessment, we use a two-step process. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of our reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, we are required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting unit and future opportunities in the markets in which it operates. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, we perform a second step for our reporting unit, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate impairment by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
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
Adoption of ASU 2016-09 effective January 1, 2017 increased income tax expense volatility. Our future operating results will depend on fluctuations in the stock price at the awards’ vest or exercise dates and the magnitude of transactions occurring in each reporting period, among other factors.
Change in Presentation of Certain Financial Information
As part of our discussion and analysis, we analyze revenues by client location and by vertical. Prior to the first quarter of 2017, management did not include reimbursable expenses and other revenues in its discussion of revenue performance across locations and verticals. Effective in the first quarter of 2017, we have allocated reimbursable expenses and other revenues (which primarily include travel and entertainment costs chargeable to clients) to corresponding geographies and verticals. We believe this change allows us to more effectively analyze our verticals and geographies by streamlining the presentation of revenues, both internally and externally, using a standardized approach. These changes did not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2015. Comparative information for the three months ended March 31, 2016 is presented in the following tables.

	Three Months Ended March 31, 2016
	As reported		After Reclassification
Client Location	(in thousands except percentages)
North America	$151,259	57.2%	$152,485	57.7%
Europe	94,564	35.8%	95,580	36.1%
CIS	10,147	3.8%	10,162	3.8%
APAC	6,066	2.3%	6,255	2.4%
Reimbursable expenses and other revenues	2,446	0.9%	—	—%
Revenues	$264,482	100.0%	$264,482	100.0%

	Three Months Ended March 31, 2016
	As reported		After Reclassification
Vertical	(in thousands except percentages)
Financial Services	$70,890	26.9%	$71,509	27.0%
Travel & Consumer	59,604	22.5%	60,402	22.8%
Software & Hi-Tech	55,911	21.1%	56,268	21.3%
Media & Entertainment	37,733	14.3%	38,144	14.4%
Life Sciences & Healthcare	20,875	7.9%	21,026	7.9%
Emerging Verticals	17,023	6.4%	17,133	6.6%
Reimbursable expenses and other revenues	2,446	0.9%	—	—%
Revenues	$264,482	100.0%	$264,482	100.0%
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

	Three Months Ended March 31,
	2017		2016
	(in thousands, except percentages and per share data)
Revenues	$324,651	100.0%	$264,482	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	207,730	64.0%	167,381	63.3%
Selling, general and administrative expenses(2)	78,453	24.2%	61,494	23.3%
Depreciation and amortization expense	6,672	2.1%	5,102	1.9%
Other operating expenses, net	830	0.2%	174	—%
Income from operations	30,966	9.5%	30,331	11.5%
Interest and other income, net	584	0.2%	1,211	0.4%
Foreign exchange loss	(2,955)	(0.9)%	(1,290)	(0.5)%
Income before provision for income taxes	28,595	8.8%	30,252	11.4%
Provision for income taxes	4,954	1.5%	6,353	2.4%
Net income	$23,641	7.3%	$23,899	9.0%

Effective tax rate	17.3%		21.0%
Diluted earnings per share	$0.44		$0.45

(1)	Includes $5,350 and $3,644 of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes $10,426 and $7,320 of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues

	Three Months Ended March 31,
	2017		2016
	(in thousands, except percentages and per share data)
North America	$189,324	58.3%	$152,485	57.7%
Europe	114,312	35.2%	95,580	36.1%
CIS(1)	14,541	4.5%	10,162	3.8%
APAC(1)	6,474	2.0%	6,255	2.4%
Revenues (2)	$324,651	100.0%	$264,482	100.0%

(1)
CIS, which stands for the Commonwealth of Independent States, is comprised of constituents of the former U.S.S.R., including Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. APAC, which stands for Asia Pacific, includes all of Asia (including India) and Australia.

(2)	Includes reimbursable expenses of $3,925 and $2,446 for the three months ended March 31, 2017 and 2016

During the three months ended March 31, 2017, our total revenues grew 22.7% over the corresponding period in 2016, to $324.7 million. This growth is mainly attributable to our ability to retain and increase the level of services we provide to our existing customers. We continue targeting new customers and expanding our presence in various verticals, both organically and through acquisitions.
During the three months ended March 31, 2017, revenues in our largest geography, North America, were $189.3 million, growing 24.2% over the corresponding period in 2016. Revenues from this geography accounted for 58.3% of total revenues in the first quarter of fiscal 2017, an increase of 0.6% from 57.7% reported in the corresponding period last year.

Revenues from all major verticals in North America grew during the three months ended March 31, 2017 compared with the same period last year. This result is partly attributed to continuing strong performance by our existing top clients in North America’s top performing Media & Entertainment vertical. Revenues from the Media & Entertainment vertical in North America increased 45.4% for the three months ended March 31, 2017 compared with the same period last year. The Financial Services, Life Sciences & Healthcare, and Software & Hi-Tech verticals all contributed over 20% revenue growth.
Compared to last year, our European geography experienced growth in excess of 70% from each of the Media & Entertainment, Emerging Verticals, and Life Sciences & Healthcare verticals, and a 32.0% growth from the Travel & Consumer vertical in the first quarter of fiscal 2017. These significant growth rates drove a 19.6% increase in total revenues reported for the geography despite the slowdown in Financial Services and Software & Hi-Tech verticals. In the first quarter of fiscal 2017, the Financial Services vertical remained the largest vertical in the European geography.
Revenues in the CIS geography benefited from currency fluctuations and increased $4.4 million, or 43.1%, to $14.5 million in the first quarter of 2017 compared to $10.2 million reported in the first quarter of last year. The increase in the CIS geography came predominantly from customers in the Financial Services, Software & Hi-Tech, and Emerging Verticals. Ongoing economic and geo-political uncertainty in the region, as well as significant volatility of the Russian ruble limit revenue growth in this geography.
During the first quarter of 2017, revenues from the APAC region increased by $0.2 million, or 3.5%, over the corresponding period of 2016. In the APAC region, we continue to remain focused on diversifying our business outside banking and financial services, including expansion in the retail, consumer, media and entertainment markets. We have been able to capitalize on the diversification of the customer portfolio during fiscal 2016 with revenues from outside the Financial Services vertical representing 48.4% of total revenues in the APAC geography in the first quarter of 2017 compared to 18.7% last year.
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
During the three months ended March 31, 2017, cost of revenues (exclusive of depreciation and amortization) was $207.7 million representing an increase of 24.1% from $167.4 million reported in the corresponding period of 2016. The increase was primarily due to an increase in compensation costs mainly resulting from the 17.6% growth in the average number of production headcount during the three months ended March 31, 2017 as compared to the same period in 2016.
Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 64.0% and 63.3% in the first quarters of 2017 and 2016, respectively. The increase was mainly due to adverse exchange rate fluctuations in the first quarter of 2017 as compared to the same period in 2016, which accounted for 1.0% of the increase partially offset by improved utilization and balanced wage inflation.

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
During the three months ended March 31, 2017, selling, general and administrative expenses were $78.5 million representing an increase of 27.6% as compared to $61.5 million reported in the corresponding period of 2016. Compared to the first quarter of fiscal 2016, the increase in selling, general and administrative expenses in the current quarter was driven by a number of factors, including a $5.3 million increase in personnel-related costs coupled with a $3.1 million higher stock-based compensation expense; a $4.7 million increase in investment in facilities and infrastructure to support the increased headcount; $2.1 million higher professional fees, as well as a $2.4 million increase in non-corporate income taxes.
Expressed as a percentage of revenue, selling, general and administrative expenses increased 0.9% to 24.2% of consolidated revenues for the three months ended March 31, 2017. The increase was primarily attributable to a combined impact of higher professional fees and investments in facilities and infrastructure, as well as other non-recurring costs and expenses incurred in the in the current quarter.

Depreciation and Amortization Expense
During the three months ended March 31, 2017, depreciation and amortization expense was $6.7 million, as compared to $5.1 million in the corresponding period last year. Expressed as a percentage of revenues, depreciation and amortization expense increased slightly by 0.2% during the three months ended March 31, 2017 as compared with the corresponding period of 2016. The increase in depreciation and amortization expense is primarily due to the increase in purchases of computer equipment to support headcount growth.
Depreciation and amortization expense includes amortization of acquired intangible assets, all of which have finite useful lives.
Interest and Other Income, Net
Net interest and other income was $0.6 million during the three months ended March 31, 2017 representing a decrease of $0.6 million compared to the corresponding periods last year. The decrease was due to lower interest earned on cash accounts in Belarus combined with lower other income of $0.2 million in the first quarter of 2017 compared to the same period last year.

Provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate.
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Our worldwide effective tax rate for the three months ended March 31, 2017 and 2016 was 17.3% and 21.0%, respectively. The change in the worldwide effective tax rate in the first quarter of fiscal 2017 was primarily due to the adoption of a new accounting standard in the first quarter of fiscal year 2017 whereby excess tax benefits of $1.7 million were recognized in the income tax provision rather than additional paid-in-capital.
As we continue to grow our onsite presence and expand the geographic footprint of our delivery centers, we expect this may result in an increase in our effective tax rate in the near and medium term (exclusive of the new effect of how excess tax benefits are recognized). However, we will also consider other factors that may contribute, favorably or unfavorably, to the overall effective tax rate in 2017 and beyond. These factors include statutory tax rate changes proposed in the countries that are part of our geographic footprint.
Foreign Exchange Gain /Loss
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
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
Belarus experienced hyperinflation in the past and may experience high levels of inflation in the future. We have not seen a significant impact from the inflation in Belarus as our largest expense there, wages, is denominated in U.S. dollars in order to provide stability in our business and for our employees. We do not have significant clients located in Belarus or significant revenues denominated in Belarusian rubles. The functional currency for financial reporting purposes in Belarus is US dollars.
Other locations where we have clients or perform services are not experiencing significant inflation and our business is not materially impacted by inflation in those locations.
Results by Business Segment
Our operations consist of four reportable segments: North America, Europe, Russia and Other. There were no operations in the Other segment for the periods presented. The segments represent components of EPAM for which separate financial information is available that is used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), in determining how to allocate resources and evaluate performance. This determination is based on the unique business practices and market specifics of each region and that each region engages in business activities from which it earns revenues and incurs expenses. Our reportable segments are based on managerial responsibility for a particular client. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some specific cases, however, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of our senior management team. In a case like this, the client’s activity would be reported through the management team’s reportable segment. Our CODM evaluates the Company’s performance and allocates resources based on segment revenues and operating profit.
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
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, and Russia reportable segments for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Segment revenues:
North America	$178,303	$147,490
Europe	132,707	107,843
Russia	13,693	9,481
Total segment revenues	$324,703	$264,814
Segment operating profit:
North America	$37,092	$30,655
Europe	19,811	16,832
Russia	3,549	1,160
Total segment operating profit	$60,452	$48,647
North America Segment
During the three months ended March 31, 2017, revenues for the North America segment increased $30.8 million, or 20.9%, compared to the same period last year. Segment operating profits increased $6.4 million, or 21.0%, compared to the same period last year. During the three months ended March 31, 2017, revenues from our North America segment were 54.9% of total segment revenues, a decrease from 55.7% reported in the corresponding period of 2016. As a percentage of North America segment revenues, the North America segment’s operating profit remained flat at 20.8% during the first quarters of fiscal 2017 and 2016.
Within the segment, growth in the Media & Entertainment vertical was the strongest. Over 78% of the overall growth in the North America segment’s revenues and operating profits was attributable to combined performance of the Media & Entertainment, Life Sciences & Healthcare, and Software & Hi-Tech verticals.
Europe Segment
Europe’s segment revenues were $132.7 million, representing an increase of $24.9 million, or 23.1%, from the same period last year. During the quarters ended March 31, 2017 and 2016, Europe’s segment revenues accounted for 40.9% and 40.7% of total segment revenues, respectively. Compared to the first quarter of 2016, the segment’s operating profits increased $3.0 million, or 17.7%, to $19.8 million operating profit.
In the first quarter of fiscal 2017, the segment’s operating results were adversely affected by revenue deceleration in Financial Services, our largest vertical in the segment, and continued pressures on operating margins from exchange rate fluctuations, and particularly, the depreciation of the British pound, which is the primary currency for the majority of the delivery centers that service our U.K. accounts, relative to the U.S. dollar. Although the Financial Services vertical remained our largest vertical throughout the quarter, most of the growth in the segment came from the Travel & Consumer, Media & Entertainment, Software & Hi-Tech, and Emerging Verticals.
Russia Segment
During the three months ended March 31, 2017, revenues from our Russia segment accounted for 4.2% of total segment revenues, representing an increase of $4.2 million, or 44.4%, as compared to the corresponding period last year. During the three months ended March 31, 2017, operating profit of the Russia segment was $3.5 million, representing an increase of $2.4 million, or 205.9%. Ongoing economic and geo-political uncertainty in the region, as well as significant volatility of the Russian ruble limited our growth in this segment.
Liquidity and Capital Resources
Capital Resources
At March 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $398.4 million and $74.1 million of available borrowings under our revolving line of credit.

As of March 31, 2017, $333.7 million of our total cash was held outside the United States. Of this amount, $169.2 million was held in U.S. dollar denominated accounts in Belarus, which include some interest bearing deposits. As of March 31, 2017, a balance of $31.2 million U.S. dollars was kept in an unrestricted account in our Cyprus entity’s bank in the United Kingdom. Our subsidiaries in the CIS or APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, as a result of various factors such as any global or regional instability or changes in tax laws in place for a specific time period, we may later decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $333.1 million would be subject to foreign withholding taxes, of which $310.4 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions; we may incur debt or sell additional equity to finance those acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016 (1)
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$31,228	$10,861
Net cash (used in)/ provided by investing activities	(5,644)	23,420
Net cash provided by financing activities	7,882	9,789
Effect of exchange rate changes on cash and cash equivalents	2,928	1,358
Net increase in cash and cash equivalents	36,394	45,428
Cash and cash equivalents, beginning of period	362,025	199,449
Cash and cash equivalents, end of period	$398,419	$244,877

(1)	Prior period amounts have not been adjusted for the impact of the adoption of ASU 2016-09, as permitted by the standard.
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2017 increased by $20.4 million, compared to the corresponding period of 2016. The increase in operating cash flows was primarily attributable to higher customer collections as we made substantial progress in managing our billed and unbilled trade receivables, and decreased the ratio of billed and unbilled trade receivables to revenues over the course of 2016 and during the first quarter of 2017.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2017 was $5.6 million compared to $23.4 million provided in the same period in 2016. Cash outflow in the first quarter of fiscal 2017 was primarily attributable to cash spent on capital expenditures, which decreased $0.5 million compared to the same period last year. Cash inflows for the first quarter of 2016 included a $30.0 million increase in cash upon maturity of certain time deposits.
Financing Activities
Net cash provided by financing activities was relatively flat with cash provided by financing activities of $7.9 million and $7.7 million (excluding excess tax benefits of approximately $2.0 million recorded as a financing activity) in the first quarter of fiscal 2017 and 2016, respectively. During the first quarter of fiscal 2017, net cash inflow associated with our long-term incentive plans was $7.9 million, an increase of $4.8 million over $3.1 million recorded last year. Cash flows in the first quarter of 2016 also benefited from a net $5.0 inflow from borrowings that did not recur in 2017.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our significant fixed and determinable contractual obligations as of March 31, 2017.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$102,521	$33,348	$41,984	$17,009	$10,180
Long-term debt obligation (1)	26,230	503	25,727	—	—
Long-term incentive plan payouts(2)	22,136	6,505	13,009	2,622	—
Total contractual obligations	$150,887	$40,356	$80,720	$19,631	$10,180

(1)
We estimate our future obligations for interest on our floating rate 2014 Credit Facility by assuming the weighted average interest rates in effect on each floating rate debt obligation at March 31, 2017 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the 2014 Credit Facility, we assume that the balance outstanding as of March 31, 2017 remains the same for the remaining term of the agreement. The actual balance outstanding under our Revolving Credit Facility may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)
We estimate our future obligations for long-term incentive plan payouts by assuming the price per share of our common stock in effect at March 31, 2017 remains constant into the future. This is an estimate, as actual prices will vary over time.

Letter of credit
As of March 31, 2017, we had an irrevocable standby letter of credit in the amount $0.9 million under the 2014 Credit Facility, which is required to secure commitments for certain insurance policies. The letter of credit expires on April 27, 2017 with a possibility of automatic extension for an additional period of one year from the present or any future expiration date. No amounts were outstanding against this letter of credit during the three months ended March 31, 2017.
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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements that would constitute off-balance sheet arrangements other than as disclosed in Note 8 and Note 4 of our financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
Recent Accounting Pronouncements
See Note 10 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for additional information.

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
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in the CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of March 31, 2017, $206.9 million of total cash was held in CIS countries, with $169.3 million of that in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the CIS region, which could materially adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Trade accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of March 31, 2017, billed trade receivables from one customer, UBS AG, individually exceeded 10% and accounted for 11.9% of our total billed trade receivables. As of March 31, 2017, unbilled trade receivables from one customer, Expedia, individually exceeded 10% and accounted for 10.3% of our unbilled trade receivables.
During the three months ended March 31, 2017, no customers accounted for more than 10% of total revenues. During the three months ended March 31, 2016, revenues from one customer, UBS AG, were $35.4 million, and accounted for more than 10% of total revenues. Indicated revenues include reimbursable expenses.
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
As of March 31, 2017, the outstanding borrowings under our 2014 Credit Facility were $25.0 million. The interest rate for this debt is based on LIBOR, which resets regularly at issuance, based on lending terms. We do not believe we are exposed to material direct risks associated with changes in interest rates related to this borrowing.
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
Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in foreign currencies and cash outflows for expenditures in foreign currencies. Our results of operations, primarily revenues and expenses denominated in foreign currencies, can be affected if any of the currencies, which we use materially in our business, appreciate or depreciate against the U.S. dollar. Additionally, to the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion.
Foreign exchange losses increased $1.7 million to $3.0 million reported in the quarter ended March 31, 2017 as compared to a loss of $1.3 million reported in the corresponding period last year. The increase in the reported loss in the first quarter of fiscal 2017 was primarily driven by unfavorable movements in exchange rates relative to local currencies in our foreign operations, particularly in Russia, Poland, Canada, and Denmark.
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
During the first quarter of 2017, we reported revenue growth of 22.7%. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of fiscal 2016, we would have reported revenue growth of 23.9%. The decrease in revenues expressed in constant currency terms was primarily related to the depreciation of the British pound and, to a lesser extent, the euro relative to the U.S. dollar, partially offset by the appreciation of the Russian ruble.
During the quarter ended March 31, 2017, approximately 34.9% of consolidated revenues and 43.1% of operating expenses were denominated in currencies other than the U.S. dollar. We are monitoring the developments relating to Brexit as we have a significant operating presence in the U.K. and collect revenues and incur expenses in currencies that may be affected.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Accounting Officer (CAO), as of the end of the period covered by this report, these officers have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in “Part I. Item 1A.Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amended Non-Employee Director Compensation Policy
10.2	Non-Employee Directors Deferral Plan
10.3	Form of Non-Employee Director RSU Agreement
10.4	Form of Director Deferral Election Form
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2017

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Gary Abrahams
Name: Gary Abrahams
Title: Vice President, Corporate Controller, Chief Accounting Officer (principal accounting officer)