Form 10-Q
period 2017-06-30
EPAM Systems, Inc.
filed 2017-08-08
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number: 001-35418

EPAM SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3536104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 University Drive, Suite 202 Newtown, Pennsylvania	18940
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2017
Common Stock, par value $0.001 per share	52,523,337 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of June 30, 2017	As of December 31, 2016
Assets
Current assets
Cash and cash equivalents	$443,501	$362,025
Restricted cash	2,638	2,400
Time deposits	403	403
Accounts receivable, net of allowance of $1,419 and $1,434, respectively	208,273	199,982
Unbilled revenues	107,858	63,325
Prepaid and other current assets, net of allowance of $292 and $644, respectively	23,275	15,690
Employee loans, net of allowance of $0 and $0, respectively	2,533	2,726
Total current assets	788,481	646,551
Property and equipment, net	77,115	73,616
Restricted cash	277	239
Employee loans, net of allowance of $0 and $0, respectively	2,705	3,252
Intangible assets, net	49,998	51,260
Goodwill	116,239	109,289
Deferred tax assets	33,022	31,005
Other long-term assets, net of allowance of $138 and $132, respectively	11,546	10,599
Total assets	$1,079,383	$925,811

Liabilities
Current liabilities
Accounts payable	$4,253	$3,213
Accrued expenses and other liabilities	47,822	49,895
Due to employees	41,312	32,203
Deferred compensation due to employees	1,172	5,900
Taxes payable	35,661	25,008
Total current liabilities	130,220	116,219
Long-term debt	25,033	25,048
Other long-term liabilities	4,424	3,132
Total liabilities	159,677	144,399
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 52,476,671 and 51,117,422 shares issued, 52,456,936 and 51,097,687 shares outstanding at June 30, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	439,523	374,907
Retained earnings	507,060	444,320
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(26,751)	(37,688)
Total stockholders’ equity	919,706	781,412
Total liabilities and stockholders’ equity	$1,079,383	$925,811

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$348,977	$283,832	$673,628	$548,314
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	220,132	180,782	427,862	348,163
Selling, general and administrative expenses	80,419	64,241	158,872	125,735
Depreciation and amortization expense	7,020	6,123	13,692	11,225
Other operating expenses, net	724	606	1,554	780
Income from operations	40,682	32,080	71,648	62,411
Interest and other income, net	802	1,138	1,386	2,349
Foreign exchange gain (loss)	1,562	(2,295)	(1,393)	(3,585)
Income before provision for income taxes	43,046	30,923	71,641	61,175
Provision for income taxes	5,687	6,493	10,641	12,846
Net income	$37,359	$24,430	$61,000	$48,329
Foreign currency translation adjustments	4,551	(2,386)	10,937	2,313
Comprehensive income	$41,910	$22,044	$71,937	$50,642

Net income per share:
Basic	$0.72	$0.49	$1.19	$0.97
Diluted	$0.68	$0.46	$1.12	$0.92
Shares used in calculation of net income per share:
Basic	51,899	50,211	51,431	49,688
Diluted	54,848	53,271	54,371	52,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(US Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$61,000	$48,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,692	11,225
Bad debt expense	102	1,730
Deferred income taxes	(766)	69
Stock-based compensation expense	28,703	23,694
Excess tax benefit on stock-based compensation plans	—	(4,350)
Other	(1,550)	1,003
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(4,630)	(5,466)
Unbilled revenues	(44,133)	1,623
Prepaid expenses and other assets	736	194
Increase (decrease) in operating liabilities:
Accounts payable	518	461
Accrued expenses and other liabilities	(3,333)	(31,915)
Due to employees	4,549	6,597
Taxes payable	4,208	(3,840)
Net cash provided by operating activities	59,096	49,354
Cash flows from investing activities:
Purchases of property and equipment	(11,441)	(13,589)
Employee housing loans issued	(512)	(941)
Proceeds from repayments of employee housing loans	1,315	1,028
Decrease in restricted cash and time deposits, net	94	29,991
Acquisition of businesses, net of cash acquired	(6,840)	(2,515)
Other investing activities, net	(190)	(2,156)
Net cash (used in) provided by investing activities	(17,574)	11,818
Cash flows from financing activities:
Proceeds from stock option exercises	37,757	12,578
Excess tax benefit on stock-based compensation plans	—	4,350
Payments of withholding taxes related to net share settlements of restricted stock units	(2,702)	—
Proceeds from debt (Note 4)	25,000	20,000
Repayment of debt (Note 4)	(25,059)	(15,060)
Acquisition of business, deferred consideration	—	(2,260)
Other financing activities, net	(864)	135
Net cash provided by financing activities	34,132	19,743
Effect of exchange rate changes on cash and cash equivalents	5,822	360
Net increase in cash and cash equivalents	81,476	81,275
Cash and cash equivalents, beginning of period	362,025	199,449
Cash and cash equivalents, end of period	$443,501	$280,724

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(US Dollars in thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading global provider of digital platform engineering and software development services to clients located around the world, primarily in North America, Europe, Asia and Australia. The Company has expertise in various industries, including software and hi-tech, financial services, media and entertainment, travel and hospitality, retail and distribution and life sciences and healthcare. The Company is incorporated in Delaware and headquartered in Newtown, PA.
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

Change in Presentation of Certain Financial Information — During the first quarter of 2017, the Company changed the presentation of geographic area information about its consolidated revenues. Historically, information about geographic location of revenues excluded reimbursable expenses and other revenues, which primarily consist of travel and entertainment costs that are chargeable to clients. Effective January 1, 2017, the Company began reporting reimbursable expenses and other revenues based on location of clients to which these costs are chargeable and allocating them to respective geographic locations. These changes did not result in any adjustments to the Company’s previously issued financial statements and were applied retrospectively beginning on January 1, 2015. Comparative information for the three and six months ended June 30, 2016 follows:

	Three Months Ended June 30, 2016
	As Reported		After Reclassification
	(in thousands except percentages)
United States	$145,882	51.4%	$147,364	51.9%
United Kingdom	45,016	15.9%	45,652	16.1%
Switzerland	32,456	11.4%	32,596	11.5%
Canada	15,173	5.3%	15,327	5.4%
Russia	10,484	3.7%	10,505	3.7%
Germany	9,663	3.4%	9,736	3.4%
Hong Kong	5,091	1.8%	5,283	1.9%
Sweden	5,888	2.1%	6,033	2.1%
Netherlands	3,165	1.1%	3,326	1.2%
Belgium	2,529	0.9%	2,571	0.9%
Ireland	1,296	0.5%	1,304	0.5%
Italy	993	0.4%	1,006	0.4%
China	413	0.1%	413	0.1%
Other locations	2,657	0.9%	2,716	0.9%
Reimbursable expenses and other revenues	3,126	1.1%	—	—%
Total	$283,832	100.0%	$283,832	100.0%

	Six Months Ended June 30, 2016
	As Reported		After Reclassification
	(in thousands except percentages)
United States	$281,440	51.3%	$284,003	51.8%
United Kingdom	88,006	16.1%	89,212	16.3%
Switzerland	63,221	11.5%	63,448	11.6%
Canada	30,874	5.6%	31,173	5.7%
Russia	19,436	3.5%	19,470	3.5%
Germany	18,369	3.4%	18,475	3.4%
Hong Kong	10,845	2.0%	11,227	2.0%
Sweden	9,948	1.8%	10,161	1.9%
Netherlands	5,712	1.0%	5,973	1.0%
Belgium	4,653	0.9%	4,723	0.9%
Ireland	2,480	0.5%	2,490	0.5%
Italy	1,629	0.3%	1,674	0.3%
China	707	0.1%	707	0.1%
Other locations	5,422	1.0%	5,578	1.0%
Reimbursable expenses and other revenues	5,572	1.0%	—	—%
Total	$548,314	100.0%	$548,314	100.0%

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
All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred. Changes in fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings. Payments to settle contingent consideration up to the acquisition-date fair value are reflected in cash flows used in financing activities and amounts paid in excess of acquisition-date fair value are reflected in cash flows from operating activities in the Company’s condensed consolidated statements of cash flows.
The acquired assets typically consist of customer relationships, trade names, non-competition agreements, and assembled workforce. A portion of the purchase price is usually allocated to goodwill and other intangible assets.

Goodwill and Other Intangible Assets — Goodwill and other intangible assets that have indefinite useful lives are accounted for in accordance with FASB ASC 350, “Intangibles - Goodwill and Other.” The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis during its fourth quarter, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below. The Company does not have intangible assets that have indefinite useful lives.
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

2.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2017	$76,812	$32,477	$109,289
Other acquisitions	199	4,533	4,732
Other acquisitions purchase accounting adjustments	(285)	505	220
Effect of net foreign currency exchange rate changes	332	1,666	1,998
Balance as of June 30, 2017	$77,058	$39,181	$116,239
There were no accumulated impairment losses in the North America or Europe reportable segments as of June 30, 2017 or December 31, 2016.

3.	FAIR VALUE MEASUREMENTS
The Company carries contingent liabilities and certain equity-based awards at fair value on a recurring basis on its consolidated balance sheets. Changes in the fair values of these financial liabilities are recorded in cost of revenues and selling, general and administrative expenses on the Company’s consolidated statements of income and comprehensive income.
The following tables show the fair values of the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Balance	Level 1	Level 2	Level 3
Cash-settled restricted stock units	$1,172	$1,172	—	—
Total liabilities measured at fair value on a recurring basis	$1,172	$1,172	$—	$—

	As of December 31, 2016
	Balance	Level 1	Level 2	Level 3
Performance-based equity awards	$3,789	$3,789	$—	$—
Cash-settled restricted stock units	2,111	2,111	—	—
Total liabilities measured at fair value on a recurring basis	$5,900	$5,900	$—	$—
Performance-based equity awards carried at fair value on a recurring basis represent contractual liabilities related to certain business combination transactions completed in 2014. All of these awards have vested as of June 30, 2017 and the related liabilities have been settled.
The fair value of the cash-settled restricted stock units is measured using quoted stock market prices and thus represent Level 1 measurements within the above–defined fair value hierarchy.
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

The generally short duration of certain of the Company’s assets and liabilities results in a number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s consolidated balance sheets. These types of assets and liabilities which are reported on the Company’s condensed consolidated balance sheets include:

•	cash and cash equivalents;

•	restricted cash and time deposits;

•	borrowings under the 2017 Credit Facility (or for the dates prior to May 24, 2017, the 2014 Credit Facility) (Note 4)
The fair value of employee housing loans is estimated using information on the rates of return that market participants in Belarus would require when investing in unsecured U.S. dollar-denominated government bonds with similar maturities (a “risk-free rate”), after taking into consideration any applicable credit and liquidity risk.

The following tables present the reported amounts and estimated fair values of the financial assets and liabilities for which disclosure of fair value is required, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Financial Assets:
Cash and cash equivalents	$443,501	$443,501	$443,501	$—	$—
Restricted cash and time deposits	$3,318	$3,318	$—	$3,318	$—
Employee loans	$5,238	$5,238	$—	$—	$5,238
Financial Liabilities:
Borrowings under 2017 Credit Facility	$25,018	$25,018	$—	$25,018	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets:
Cash and cash equivalents	$362,025	$362,025	$362,025	$—	$—
Restricted cash and time deposits	$3,042	$3,042	$—	$3,042	$—
Employee loans	$5,978	$5,978	$—	$—	$5,978
Financial Liabilities:
Borrowings under 2014 Credit Facility	$25,019	$25,019	$—	$25,019	$—

4.	DEBT
Revolving Line of Credit — On May 24, 2017, the Company entered into a new unsecured credit facility (the “2017 Credit Facility”) with PNC Bank, National Association; PNC Capital Markets LLC; Wells Fargo Bank, National Association; Santander Bank, N.A.; Fifth Third Bank and Citibank N.A. (collectively the “Lenders”) to replace its former revolving credit facility (the “2014 Credit Facility”). The 2017 Credit Facility provides for a borrowing capacity of $300,000, with potential to increase the credit facility up to $400,000 if certain conditions are met. The 2017 Credit Facility matures on May 24, 2022.
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the Administrative Agent and the Lenders). Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. Base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of June 30, 2017, the Company was in compliance with all covenants contained in the 2017 Credit Facility.
As of June 30, 2017 the outstanding debt of the Company under the 2017 Credit Facility was $25,000. As of December 31, 2016, the outstanding debt of the Company under the 2014 Credit Facility was $25,000. Both borrowings are subject to a LIBOR-based interest rate, which resets regularly at issuance, based on lending terms. In addition, the Company has a $942 unused irrevocable standby letter of credit associated with its insurance program that was issued under the 2014 Credit Facility and moved to the 2017 Credit Facility.
As of June 30, 2017, the borrowing capacity of the Company under the 2017 Credit Facility was $274,058. As of December 31, 2016, the borrowing capacity of the Company under the 2014 Credit Facility was $74,058.

5.	INCOME TAXES
In determining its interim provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The Company’s worldwide effective tax rate for the three months ended June 30, 2017 and 2016 was 13.2% and 21.0%, respectively and 14.9% and 21.0% during the six months ended June 30, 2017 and 2016, respectively. The decrease in the three and six months ended June 30, 2017 as compared to the same period last year was primarily due to the recognition of excess tax benefits in the first and second quarter of 2017 following the adoption of ASU No. 2016-09 on January 1, 2017. Refer to Note 10, “Recent Accounting Pronouncements,” for further information.
Our Belarus subsidiary is eligible for certain income tax holiday benefits granted by the local government for its export activities conducted within the Hi-Tech Park. Income tax holidays are effective for 15 years starting from 2006. Other subsidiaries of the Company are primarily taxed at the jurisdictions’ statutory rate, most of which are lower than U.S. federal statutory rates.

6.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the condensed consolidated statements of income and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$4,189	$4,438	$9,539	$8,082
Selling, general and administrative expenses - Acquisition related	3,277	2,970	7,851	5,980
Selling, general and administrative expenses - All other	5,461	5,322	11,313	9,632
Total	$12,927	$12,730	$28,703	$23,694

Equity Plans
2015 Long-Term Incentive Plan — On June 11, 2015, the Company's stockholders approved the 2015 Long Term Incentive Plan (“2015 Plan”) to be used to issue equity awards to Company personnel. As of June 30, 2017, 5,684,419 shares remained available for issuance under the 2015 Plan. All of the stock option awards issued pursuant to the 2015 Plan expire 10 years from the date of grant.
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity awards to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors. As of June 30, 2017, 539,772 shares remained available for issuance under the 2012 Directors Plan.
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

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2017	6,637,239	$37.20
Options granted	261,373	$73.40
Options exercised	(1,277,952)	$29.57
Options forfeited/cancelled	(112,646)	$55.98
Options outstanding at June 30, 2017	5,508,014	$40.30	$241,196	6.6

Options vested and exercisable at June 30, 2017	3,522,106	$30.97	$187,094	6.0
Options expected to vest at June 30, 2017	1,890,939	$56.54	$52,095	7.8
As of June 30, 2017, $37,181 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 1.6 years.
As of June 30, 2017, a total of 3,049 shares underlying options exercised through June 30, 2017, were in transfer with the Company’s transfer agent.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the six months ended June 30, 2017, as compared with the assumptions disclosed in Note 14 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Restricted Stock and Restricted Stock Units
Under the Company’s 2012 Directors Plan, the Company granted awards of restricted stock until April 2017, and thereafter, restricted stock units (“RSUs”), to non-employee directors. Under the Company’s 2015 Plan (and prior to its approval, under the 2012 Plan), the Company grants awards of RSUs to Company personnel. In addition, the Company has issued in the past, and may issue in the future its equity securities to compensate employees of acquired businesses for future services. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards with vesting dependent only on continuing employment and performance-based awards with vesting occurring only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents with a typical vesting period of three years, with 33.3% of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant.

Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2017.

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2017	154,125	$40.89	485,188	$67.69	204,501	$70.53
Awards granted	—	$—	419,469	$73.70	168,544	$73.92
Awards modified	—	$—	(2,570)	$48.49	2,570	$73.27
Awards vested	(136,275)	$42.88	(118,019)	$65.27	(52,001)	$70.56
Awards forfeited/cancelled	—	$—	(36,947)	$69.52	(4,202)	$71.62
Unvested service-based awards outstanding at June 30, 2017	17,850	$48.43	747,121	$71.42	319,412	$72.32
As of June 30, 2017 $365 of total remaining unrecognized stock-based compensation cost related to service-based restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.
As of June 30, 2017 $40,151 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.1 years.
As of June 30, 2017 $18,411 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.1 years.
Performance -Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified performance-based awards for the six months ended June 30, 2017.

	Equity-Classified Restricted Stock		Liability-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2017	5,573	$33.47	105,602	$38.86	4,667	$70.22
Awards granted	—	$—	—	$—	—	$—
Awards vested	(3,956)	$27.64	(105,602)	$38.86	—	$—
Awards forfeited/cancelled	—	$—	—	$—	(2,333)	$70.22
Unvested performance-based awards outstanding at June 30, 2017	1,617	$47.74	—	$—	2,334	$70.22
As of June 30, 2017, $29 of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 0.4 years.

As of June 30, 2017, the Company determined that there is a remote probability of achieving the performance conditions underlying the unvested and outstanding performance-based equity-classified RSUs and therefore is not recognizing any compensation costs for these RSUs. The Company will continue to reassess the probability of achieving the performance criteria throughout the remaining performance period and will recognize compensation expense if the performance conditions become probable of being achieved.
Modifications
During the three months ended March 31, 2017, the Company modified certain awards held by a named executive officer of the Company in connection with the execution of a separation agreement on February 28, 2017. Fair value of the modified awards immediately before and after modification was $0 and $563, respectively. The Company also reclassified certain awards to other personnel from equity to liability when it became probable that it would settle the awards in cash. As a result of these modifications, the Company recorded incremental share-based compensation expense for the three and six months ended June 30, 2017 of $318 and $485, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$37,359	$24,430	$61,000	$48,329
Numerator for basic and diluted earnings per share	$37,359	$24,430	$61,000	$48,329

Denominator:
Weighted average common shares for basic earnings per share	51,899	50,211	51,431	49,688
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,949	3,060	2,940	3,115
Weighted average common shares for diluted earnings per share	54,848	53,271	54,371	52,803

Net income per share:
Basic	$0.72	$0.49	$1.19	$0.97
Diluted	$0.68	$0.46	$1.12	$0.92
The number of shares underlying equity–based awards that was excluded from the calculation of diluted earnings per share as their effect would be anti–dilutive was 654 and 1,463 during the three and six months ended June 30, 2017, respectively. The number of shares underlying equity–based awards that was excluded from the calculation of diluted earnings per share as their effect would be anti–dilutive was 2,396 and 2,307 during the three and six months ended June 30, 2016, respectively.

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
The Company manages its business primarily based on the managerial responsibility for its client base. As managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of the Company’s reportable segments. In some cases, managerial responsibility for a particular client is assigned to a management team in another region and is usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In such cases, the client’s activity would be reported through the management team’s reportable segment.
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
Revenues from external customers and operating profit, before unallocated expenses, for the North America, Europe, and Russia reportable segments for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment revenues:
North America	$194,025	$157,110	$372,328	$304,600
Europe	141,319	115,726	274,026	223,569
Russia	13,677	11,141	27,370	20,622
Total segment revenues	$349,021	$283,977	$673,724	$548,791
Segment operating profit:
North America	$43,622	$38,339	$80,714	$68,994
Europe	20,658	13,413	40,469	30,245
Russia	1,895	2,876	5,444	4,036
Total segment operating profit	$66,175	$54,628	$126,627	$103,275

Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total revenues during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, revenues from one customer, UBS AG, were $36,570 and $72,239, respectively, and accounted for more than 10% of total revenues. Revenues from this customer were included in the Company’s Europe segment in the periods indicated.
Accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of June 30, 2017, unbilled revenues from one customer, UBS AG, individually exceeded 10% and accounted for 16.0% of our unbilled revenues. No customers individually exceeded 10% of our accounts receivable as of June 30, 2017.
Reconciliation of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segment revenues	$349,021	$283,977	$673,724	$548,791
Other revenues	(44)	(145)	(96)	(477)
Revenues	$348,977	$283,832	$673,628	$548,314

Total segment operating profit:	$66,175	$54,628	$126,627	$103,275
Unallocated amounts:
Other revenues	(44)	(145)	(96)	(477)
Stock-based compensation expense	(12,927)	(12,730)	(28,703)	(23,694)
Taxes other than income taxes	(1,795)	(1,437)	(5,246)	(2,517)
Professional fees	(2,476)	(2,460)	(4,820)	(4,186)
Depreciation and amortization	(1,905)	(2,576)	(3,880)	(4,267)
Bank charges	(446)	(386)	(843)	(727)
Other acquisition-related expenses	(330)	(307)	(898)	(307)
Other corporate expenses	(5,570)	(2,507)	(10,493)	(4,689)
Income from operations	40,682	32,080	71,648	62,411
Interest and other income, net	802	1,138	1,386	2,349
Foreign exchange gain (loss)	1,562	(2,295)	(1,393)	(3,585)
Income before provision for income taxes	$43,046	$30,923	$71,641	$61,175

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Geographical information about the Company’s long-lived assets based on physical location of the assets was as follows:

	As of June 30, 2017	As of December 31, 2016
Belarus	$46,500	$46,011
Russia	8,410	7,203
Ukraine	5,564	5,610
Hungary	3,791	3,485
United States	3,403	2,618
Poland	2,772	2,213
China	1,736	1,887
India	1,346	1,650
Other	3,593	2,939
Total	$77,115	$73,616
The table below presents information about the Company’s revenues by client location, including reimbursable expenses and other revenues of $4,167 and $3,126 for the three months ended June 30, 2017 and 2016, respectively, and $8,092 and $5,572 for the six months ended June 30, 2017 and 2016, respectively. See Note 1 for discussion on reclassifications to conform to the current presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$192,319	$147,364	$369,149	$284,003
United Kingdom	46,112	45,652	92,706	89,212
Switzerland	28,119	32,596	57,215	63,448
Russia	13,326	10,505	26,535	19,470
Germany	14,144	9,736	26,238	18,475
Canada	13,649	15,327	26,143	31,173
Netherlands	12,556	3,326	21,227	5,973
Sweden	8,177	6,033	15,643	10,161
Hong Kong	4,491	5,283	9,268	11,227
United Arab Emirates	3,201	—	5,249	—
China	1,909	413	3,493	707
Ireland	1,600	1,304	2,989	2,490
Italy	1,517	1,006	2,797	1,674
Belgium	1,398	2,571	2,642	4,723
Other locations	6,459	2,716	12,334	5,578
Total	$348,977	$283,832	$673,628	$548,314

10.	RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the Company’s consolidated financial position, results of operations, and cash flows.

Stock-Based Compensation — Effective January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The provisions of the new guidance affecting the Company require excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled; remove the requirement to include hypothetical excess tax benefits in the application of the treasury stock method when computing earnings per share; and provide for a new policy election to either: (1) continue applying forfeiture rate estimates in the determination of compensation cost, or (2) account for forfeitures as a reduction of share-based compensation cost as they occur. The new guidance also requires cash flows related to excess tax benefits to be classified as an operating activity in the statement of cash flows and now requires shares withheld for tax withholding purposes to be classified as a financing activity.
As a result of this adoption:

•
the Company prospectively recognized discrete tax benefits of $4,138 and $5,832 in the provision for income taxes within the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2017, respectively, related to excess tax benefits upon vesting and exercise of stock–based awards in those periods;

•
the Company recognized a $1,740 increase in retained earnings as of January 1, 2017 for previously unrecognized tax benefits using the modified retrospective method of transition, as required by the standard;

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

•	the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three and six months ended June 30, 2017;
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
Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 as amended, will replace most existing revenue recognition guidance in GAAP and requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The standard allows for two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption as well as incremental disclosure comparing results presented under Topic 606 to results that would have been presented utilizing current accounting. The Company plans to adopt Topic 606 as issued and amended on January 1, 2018 using the modified retrospective method.

The Company is completing its initial assessment of the impact of Topic 606 and has developed a transition plan, which includes making necessary changes to policies, processes, internal controls and system enhancements to generate the information necessary to comply with the new standard. Based on the assessment procedures completed to date, the Company does not expect a significant change in the timing or pattern of revenue recognition upon adoption. Due to the complexity of certain of the Company’s contracts, actual revenue recognition treatment required under the new standard depends on contract-specific terms and may vary in some instances. For most of the Company’s time-and-materials contracts, EPAM expects to continue to recognize revenues as services are performed consistent with the Company’s current policy. For fixed-price contracts, the Company generally expects to continue to recognize revenues over time based on the measured progress of satisfaction of the performance obligations which is consistent with the Company’s current proportional performance method. The most impactful changes expected upon adoption include a delay in revenue recognition related to (1) cash collections on contracts when collectability is uncertain and (2) discounted services determined to represent material rights granted to certain customers. The Company has not completed its assessment of the impact of the change in accounting to capitalize certain contract fulfillment costs. Upon adoption, EPAM expects to provide incremental disclosure in its consolidated financial statements related to revenue recognition including disaggregated information related to the Company’s key verticals, contract balances, remaining performance obligations, and significant judgments and estimates. The expected impact may change as the Company finalizes its overall assessment.
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
Tax Accounting for Intra-Entity Asset Transfers — Effective January 1, 2018, with early adoption permitted, the Company will be required to adopt the accounting guidance ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, that will require the tax effects of intra-entity asset transfers to be recognized in the period when the transfer occurs. Under current guidance, the tax effects of intra-entity sales of assets are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance does not apply to intra-entity transfers of inventory and is required to be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company will adopt this standard on January 1, 2018. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements.

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
Executive Summary
We are a leading global provider of digital platform engineering and software development services offering specialized technological solutions to many of the world’s leading organizations.
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
Year-to-Date 2017 Developments and Trends
During the first six months of 2017, our revenues were $673.6 million, an increase of 22.9% over $548.3 million reported for the same period of 2016. Our performance remained strong across our key verticals, led by the Media and Entertainment vertical which grew in excess of 50% during the first half of 2017 as compared to the same period of 2016.
We have built a diversified portfolio across numerous verticals, geographies and service offerings. Our account management teams work to expand the scope and size of our engagements with existing customers, while at the same time we grow our customer base through our business development efforts and our strategic acquisitions.
Utilization for the six months of fiscal 2017 showed improvement compared to the same period last year and has been at the highest level since 2014. This was achieved by a focused hiring process and attrition in the period, consistent with the strategic outlook for 2017 and beyond.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(in thousands, except per share data and percentages)
Revenues	$348,977	100.0%	$283,832	100.0%	$673,628	100.0%	$548,314	100.0%
Income from operations	$40,682	11.7%	$32,080	11.3%	$71,648	10.6%	$62,411	11.4%
Net income	$37,359	10.7%	$24,430	8.6%	$61,000	9.1%	$48,329	8.8%

Effective tax rate	13.2%		21.0%		14.9%		21.0%
Diluted earnings per share	$0.68		$0.46		$1.12		$0.92
The key highlights of our consolidated results for the three and six months ended June 30, 2017, as compared to the corresponding periods of 2016, were as follows:

•	Revenues for the second quarter of 2017 were $349.0 million, or a 23.0% increase from $283.8 million reported last year, despite 0.7%, or $2.2 million, of currency headwinds.

•
Income from operations grew 26.8% and 14.8% during the three and six months ended June 30, 2017 as compared to the corresponding periods last year. Expressed as a percentage of revenues, income from operations for the second quarter of 2017 was 11.7% compared to 11.3% last year, and 10.6% and 11.4% for the first half of 2017 and 2016, respectively. The decrease of 0.8% on a year to date basis was mainly driven by an increase in selling, general and administrative expenses relative to the growth in revenues driven by higher stock-based compensation and certain one-time charges.

•
Our effective tax rate was 13.2% in the second quarter of fiscal 2017, compared to 21.0% in the second quarter of last year. The income tax provision for the second quarter of 2017 included $4.1 million of credits associated with excess tax benefits upon vesting or exercise of equity awards in the second quarter of fiscal 2017 bringing the effective tax rate down by 9.6%.

•
Net income increased 52.9% to $37.4 million for the three months ended June 30, 2017, compared to $24.4 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 10.7%, an increase of 2.1% compared to 8.6% reported in the corresponding period of 2016, which was largely driven by an improved effective tax rate.

•	Diluted earnings per share increased by $0.22 to $0.68 in the second quarter of 2017 compared to the second quarter of 2016.

•	Cash provided by operations increased $9.7 million, or 19.7%, to $59.1 million during the six months ended June 30, 2017 as compared to the corresponding period last year.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Critical Accounting Policies

The discussion and analysis of our financial position and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, and stock-based compensation. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

Other than as discussed below, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three and six months ended June 30, 2017. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2016.
Goodwill and Other Intangible Assets — We assess goodwill for impairment as of October 31 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit has been reduced below its carrying value. Effective January 1, 2017, we early-adopted ASU 2017-04 which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. As a result, when conducting our annual goodwill impairment assessment, we use a two-step process. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of our reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, we are required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting unit and future opportunities in the markets in which it operates. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, we perform a second step for our reporting unit, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate impairment by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
Historically, a significant portion of the purchase consideration related to our acquisitions was allocated to customer relationships. In valuing customer relationships, we typically utilize the multi-period excess earnings method, a form of the income approach. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected discounted future cash flows. Amortization is recorded over the estimated useful lives that are predominantly ranging, on average, from five to ten years. We do not have any intangible assets with indefinite useful lives.
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
Stock-Based Compensation — Stock-based compensation expense relating to the issuance of share-based awards to employees is based on the fair value of the award at the date of grant, which is expensed over the requisite service period, net of estimated forfeitures. Equity-based awards that do not require future service are expensed immediately.
Adjusting stock-based compensation expense for estimated forfeitures requires judgment. If we change our assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.
Stock-based compensation expense in a period could be impacted, favorably or unfavorably, by differences between forfeiture estimates and actual forfeitures. If there are any modifications or cancellations of the equity-based awards, we may be required to accelerate, decelerate, increase or decrease any remaining unvested stock-based compensation expense.
Equity-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value based on the closing price of our stock at the end of each reporting period. Future stock-based compensation expense related to our liability-classified awards may increase or decrease as a result of changes in the market price of our stock, adding to the volatility in our operating results.
Adoption of ASU 2016-09 effective January 1, 2017 increased income tax expense volatility. Our future operating results will depend on the fluctuations in the stock price on the dates the awards vest or options are exercised and the magnitude of transactions occurring in each reporting period, among other factors.

Change in Presentation of Certain Financial Information — As part of our discussion and analysis, we analyze revenues by client location and by vertical. Prior to the first quarter of 2017, management did not include reimbursable expenses and other revenues in its discussion of revenue performance across locations and verticals. Effective in the first quarter of 2017, we have allocated reimbursable expenses and other revenues (which primarily include travel and entertainment costs chargeable to clients) to corresponding geographies and verticals. We believe this change allows us to more effectively analyze our verticals and geographies by streamlining the presentation of revenues, both internally and externally, using a standardized approach. These changes did not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2015. Comparative information for the three and six months ended June 30, 2016 is presented in the following tables.

	Three Months Ended June 30, 2016
	As Reported		After Reclassification
Client Location	(in thousands except percentages)
North America	$161,055	56.7%	$162,691	57.3%
Europe	102,478	36.1%	103,757	36.6%
CIS	11,587	4.1%	11,607	4.1%
APAC	5,586	2.0%	5,777	2.0%
Reimbursable expenses and other revenues	3,126	1.1%	—	—%
Revenues	$283,832	100.0%	$283,832	100.0%

	Six Months Ended June 30, 2016
	As Reported		After Reclassification
Client Location	(in thousands except percentages)
North America	$312,314	57.0%	$315,176	57.5%
Europe	197,042	35.9%	199,337	36.3%
CIS	21,734	4.0%	21,769	4.0%
APAC	11,652	2.1%	12,032	2.2%
Reimbursable expenses and other revenues	5,572	1.0%	—	—%
Revenues	$548,314	100.0%	$548,314	100.0%

	Three Months Ended June 30, 2016
	As Reported		After Reclassification
Vertical	(in thousands except percentages)
Financial Services	$72,645	25.6%	$73,404	25.9%
Travel & Consumer	63,075	22.2%	63,799	22.5%
Software & Hi-Tech	57,451	20.2%	58,003	20.4%
Media & Entertainment	40,804	14.4%	41,424	14.6%
Life Sciences & Healthcare	27,824	9.8%	28,050	9.9%
Emerging Verticals	18,907	6.7%	19,152	6.7%
Reimbursable expenses and other revenues	3,126	1.1%	—	—%
Revenues	$283,832	100.0%	$283,832	100.0%

	Six Months Ended June 30, 2016
	As Reported		After Reclassification
Vertical	(in thousands except percentages)
Financial Services	$143,535	26.1%	$144,913	26.4%
Travel & Consumer	122,679	22.4%	124,201	22.7%
Software & Hi-Tech	113,362	20.7%	114,271	20.8%
Media & Entertainment	78,537	14.3%	79,568	14.5%
Life Sciences & Healthcare	48,699	8.9%	49,076	9.0%
Emerging Verticals	35,930	6.6%	36,285	6.6%
Reimbursable expenses and other revenues	5,572	1.0%	—	—%
Revenues	$548,314	100.0%	$548,314	100.0%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(in thousands, except percentages and per share data)
Revenues	$348,977	100.0%	$283,832	100.0%	$673,628	100.0%	$548,314	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	220,132	63.1%	180,782	63.7%	427,862	63.5%	348,163	63.5%
Selling, general and administrative expenses(2)	80,419	23.0%	64,241	22.6%	158,872	23.6%	125,735	22.9%
Depreciation and amortization expense	7,020	2.0%	6,123	2.2%	13,692	2.0%	11,225	2.0%
Other operating expenses, net	724	0.2%	606	0.2%	1,554	0.3%	780	0.2%
Income from operations	40,682	11.7%	32,080	11.3%	71,648	10.6%	62,411	11.4%
Interest and other income, net	802	0.2%	1,138	0.4%	1,386	0.2%	2,349	0.5%
Foreign exchange gain (loss)	1,562	0.4%	(2,295)	(0.8)%	(1,393)	(0.2)%	(3,585)	(0.7)%
Income before provision for income taxes	43,046	12.3%	30,923	10.9%	71,641	10.6%	61,175	11.2%
Provision for income taxes	5,687	1.6%	6,493	2.3%	10,641	1.5%	12,846	2.4%
Net income	$37,359	10.7%	$24,430	8.6%	$61,000	9.1%	$48,329	8.8%

Effective tax rate	13.2%		21.0%		14.9%		21.0%
Diluted earnings per share	$0.68		$0.46		$1.12		$0.92

(1)
Includes $4,189 and $4,438 of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $9,539 and $8,082 of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

(2)
Includes $8,738 and $8,292 of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively and $19,164 and $15,612 of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

Consolidated Results Review
Revenues
Revenues by client location for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(in thousands, except percentages)
North America	$205,968	59.0%	$162,691	57.3%	$395,292	58.7%	$315,176	57.5%
Europe	121,202	34.8%	103,757	36.6%	235,514	34.9%	199,337	36.3%
CIS(1)	14,767	4.2%	11,607	4.1%	29,308	4.4%	21,769	4.0%
APAC(1)	7,040	2.0%	5,777	2.0%	13,514	2.0%	12,032	2.2%
Revenues (2)	$348,977	100.0%	$283,832	100.0%	$673,628	100.0%	$548,314	100.0%

(1)
CIS, which stands for the Commonwealth of Independent States, includes revenue from Belarus, Kazakhstan, Russia and Ukraine. APAC, which stands for Asia Pacific, includes revenue from southeast Asia, India and Australia.

(2)
Includes reimbursable expenses of $4,167 and $3,126 for the three months ended June 30, 2017 and 2016, respectively; and $8,092 and $5,572 for the six months ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2017, our total revenues grew 23.0% over the corresponding period in 2016, to $349.0 million. This growth is attributable to our ability to retain and increase the level of services we provide to our existing customers and our ability to produce revenues from new customer relationships. We continue expanding our presence in various verticals, both organically and through acquisitions.
During the three months ended June 30, 2017, revenues in our largest geography, North America, were $206.0 million, growing 26.6% over the corresponding period in 2016. Revenues from this geography accounted for 59.0% of total revenues in the second quarter of fiscal 2017, an increase of 1.7% from 57.3% reported in the corresponding period last year. This result is partly attributed to continuing strong performance by our existing top clients in North America’s top performing Media & Entertainment vertical. Revenues from the Media & Entertainment vertical in North America increased 45.7% and 45.6% for the three and six months ended June 30, 2017 compared with the same periods last year. The Financial Services and Software & Hi-Tech verticals all contributed over 20% revenue growth for the three and six months ended June 30, 2017 as compared to the corresponding period last year. Life Sciences and Healthcare experienced a 2.0% decline and a 9.4% increase for the three and six months ended June 30, 2017, respectively, as compared to the corresponding period last year, driven by the disproportionate timing of recognition of deferred revenue during the three months ended June 30, 2016.
Revenues in our Europe geography were $121.2 million, an increase of $17.4 million, or 16.8% over $103.8 million reported last year. Revenues in this geography accounted for 34.8% of consolidated revenues in the second quarter of 2017 as compared to 36.6% last year. Europe experienced strong growth of approximately 45% or higher from each of the Media and Entertainment, Life Sciences and Healthcare, and Emerging Verticals, and 23.0% growth from the Travel & Consumer vertical during the second quarter of 2017 compared to the same period last year. Financial Services vertical experienced a 2.0% and a 1.0% decline in revenue for the three and six months ended June 30, 2017, respectively, as compared to the corresponding period last year, which was largely attributable to a decline in revenues from our top customer. Excluding revenues from our top customer, the Financial Services vertical grew 18.4% and 14.3% for the three and six months ended June 30, 2017, respectively, compared to the corresponding period last year. The Financial Services vertical remained the largest vertical in the European geography.
Revenues in the CIS geography benefited from currency fluctuations and increased $3.2 million, or 27.2%, to $14.8 million in the second quarter of 2017 compared to $11.6 million reported in the second quarter of last year. The increase in the CIS geography came predominantly from customers in the Financial Services, Software & Hi-Tech, and Emerging Verticals. Ongoing economic and geo-political uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenue in this geography.

During the second quarter of 2017, revenues from the APAC region increased by $1.3 million, or 21.9%, over the corresponding period of 2016. In the APAC region, we continue to remain focused on diversifying our business outside banking and financial services, including expansion in the retail, consumer, life sciences and healthcare markets. During fiscal 2017, we have been able to capitalize on the diversification of the customer portfolio, growing revenues outside of the Financial Services vertical to represent 53.7% of total revenues in the APAC geography in the second quarter of 2017 compared to 19.5% in the corresponding period last year.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Our cost of revenues (exclusive of depreciation and amortization) consists primarily of salaries, employee benefits, stock-based compensation expense, project related travel costs and fees for subcontractors that are assigned to client projects. Salaries and other compensation expenses of our revenue generating professionals are reported as cost of revenues regardless of whether the employees are actually performing client services during a given period.
We manage the utilization levels of our professionals through strategic hiring and efficient staffing of projects. Some of our IT professionals are specifically hired and trained to work for specific clients or on specific projects, and some of our offshore development centers are dedicated to specific clients or projects. Our staff utilization also depends on the general economy and its effect on our clients and their business decisions regarding the use of our services.
During the three months ended June 30, 2017, cost of revenues (exclusive of depreciation and amortization) was $220.1 million representing an increase of 21.8% from $180.8 million reported in the corresponding period of 2016. The increase was primarily due to an increase in compensation costs largely driven by the 13.7% growth in the average number of production headcount during the three months ended June 30, 2017 as compared to the same period in 2016 as well as 1.0% impact from appreciation of foreign currencies. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 63.1% and 63.7% in the second quarter of 2017 and 2016, respectively.
During the six months ended June 30, 2017, cost of revenues (exclusive of depreciation and amortization) was $427.9 million representing an increase of 22.9% from $348.2 million reported in the corresponding period of 2016. The increase was primarily due to an increase in compensation costs largely driven by the 15.6% growth in the average number of production headcount during the six months ended June 30, 2017 as compared to the same period in 2016 as well as 0.9% impact from appreciation of foreign currencies. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 63.5% during both first six months of 2017 and 2016, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general and administrative functions of our business. These expenses include senior management, administrative personnel and sales and marketing personnel salaries; stock-based compensation expense, related fringe benefits, commissions and travel costs for those employees; legal and audit expenses, insurance, operating lease expenses, and the cost of advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus Hi-Tech Park.
During the three months ended June 30, 2017, selling, general and administrative expenses were $80.4 million representing an increase of 25.2% as compared to $64.2 million reported in the corresponding period of 2016. Expressed as a percentage of revenue, selling, general and administrative expenses increased 0.4% to 23.0% for the three months ended June 30, 2017 as compared to the same period from the prior year. The increase was driven by a number of factors, including a $10.3 million increase in personnel-related costs coupled with a $0.4 million higher stock-based compensation expense and a $3.7 million increase in spend on facilities and infrastructure to support the increased headcount.
During the six months ended June 30, 2017, selling, general and administrative expenses were $158.9 million representing an increase of 26.4% as compared to $125.7 million reported in the corresponding period of 2016. Expressed as a percentage of revenue, selling, general and administrative expenses increased 0.7% to 23.6% for the six months ended June 30, 2017 as compared to the same period from the prior year. The increase was primarily driven by a 26.9% increase in personnel-related costs, including higher stock–based compensation expense.

Depreciation and Amortization Expense
During the three and six months ended June 30, 2017, depreciation and amortization expense was $7.0 million and $13.7 million, as compared to $6.1 million and $11.2 million in the corresponding periods last year. Expressed as a percentage of revenues, depreciation and amortization expense decreased slightly by 0.2% and remained unchanged during the three and six months ended June 30, 2017, respectively, as compared with the corresponding period of 2016. The increase in depreciation and amortization expense is primarily due to the increase in purchases of computer equipment to support headcount growth.
Depreciation and amortization expense includes amortization of acquired intangible assets, all of which have finite useful lives.
Interest and Other Income, Net
Net interest and other income was $0.8 million and $1.4 million during the three and six months ended June 30, 2017 representing a decrease of $0.3 million and $1.0 million compared to the corresponding periods last year due to lower interest earned on cash accounts in Belarus.
Provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate.
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Our worldwide effective tax rate was 13.2% and 14.9% for the three and six months ended June 30, 2017, respectively, and 21.0% for the three and six months ended June 30, 2016. The change in the worldwide effective tax rate during 2017 was primarily due to the adoption of a new accounting standard in the first quarter of fiscal year 2017 whereby excess tax benefits of $4.1 million and $5.8 million were recognized for the three and six months ended June 30, 2017, respectively, in the income tax provision rather than additional paid-in-capital.
As we continue to grow our onsite presence and expand the geographic footprint of our delivery centers, we expect this may result in an increase in our effective tax rate (exclusive of the new effect of how excess tax benefits are recognized). However, we will also consider other factors that may contribute, favorably or unfavorably, to the overall effective tax rate in 2017 and beyond. These factors include statutory tax rate changes proposed in the countries that are part of our geographic footprint.
Foreign Exchange Gain /Loss
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Effects of Inflation
Economies in CIS countries, particularly Belarus, Russia, Kazakhstan and Ukraine, have periodically experienced high rates of inflation. Periods of higher inflation may slow economic growth in those countries and as a result negatively impact the business of our existing clients and decrease demand for our services. We do not rely on borrowed funds for operations in those locations; therefore, increases in interest rates typical for inflationary environments do not currently pose a risk to our business. Inflation may increase some of our expenses with wages being the largest such expense.
While inflation may impact our results of operations and financial condition and it is difficult to accurately measure the impact of inflation, we believe the effects of inflation on our results of operations and financial condition are not significant.

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
Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each reportable segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses and facilities costs. We use globally integrated support organizations to realize economies of scale and efficient use of resources. As a result, a majority of our expenses is shared by all segments. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount. Certain expenses that are not controllable at the segment level are not allocated to specific segments. Such “unallocated” expenses are included in the Company’s total income from operations and are not allocated to individual segments in internal management reports used by the CODM.
Revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, and Russia reportable segments for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Segment revenues:
North America	$194,025	$157,110	$372,328	$304,600
Europe	141,319	115,726	274,026	223,569
Russia	13,677	11,141	27,370	20,622
Total segment revenues	$349,021	$283,977	$673,724	$548,791
Segment operating profit:
North America	$43,622	$38,339	$80,714	$68,994
Europe	20,658	13,413	40,469	30,245
Russia	1,895	2,876	5,444	4,036
Total segment operating profit	$66,175	$54,628	$126,627	$103,275
North America Segment
During the three months ended June 30, 2017, revenues for the North America segment increased $36.9 million, or 23.5%, compared to the same period last year. Segment operating profits increased $5.3 million, or 13.8%, compared to the same period last year. During the three months ended June 30, 2017, revenues from our North America segment were 55.6% of total segment revenues, an increase from 55.3% reported in the corresponding period of 2016. As a percentage of North America segment revenues, the North America segment’s operating profit decreased to 22.5% during the second quarter of fiscal 2017 from 24.4% in the second quarter of 2016.

During the six months ended June 30, 2017, revenues for the North America segment increased $67.7 million, or 22.2%, compared to the same period last year. Segment operating profits increased $11.7 million, or 17.0%, compared to the same period last year. During the six months ended June 30, 2017, revenues from our North America segment were 55.3% of total segment revenues, a decrease from 55.5% reported in the corresponding period of 2016. As a percentage of North America segment revenues, the North America segment’s operating profit decreased to 21.7% during the six months ended June 30, 2017 from 22.7% in the corresponding period of 2016.
Within the segment, revenue growth in the Media & Entertainment vertical was the strongest during the three and six months ended June 30, 2017.
Europe Segment
During the three months ended June 30, 2017, Europe’s segment revenues were $141.3 million, representing an increase of $25.6 million, or 22.1%, from the same period last year. During the quarters ended June 30, 2017 and 2016, Europe’s segment revenues accounted for 40.5% and 40.8% of total segment revenues, respectively. Compared to the second quarter of 2016, the segment’s operating profits increased $7.2 million, or 54.0%, to $20.7 million operating profit.
During the six months ended June 30, 2017, revenues from our Europe segment were 40.7% of total segment revenues and represented an increase of $50.5 million, or 22.6%, over the corresponding period of 2016. During the six months ended June 30, 2017, segment operating profits increased $10.2 million, or 33.8%, as compared to the same period of 2016, to $40.5 million of operating profit.
In the second quarter of fiscal 2017, the segment’s operating results were adversely affected by revenue deceleration in Financial Services, our largest vertical in the segment, and continued pressures on operating margins from exchange rate fluctuations, and particularly, the depreciation of the British pound, which is the primary currency for the majority of the delivery centers that service our U.K. accounts, relative to the U.S. dollar. Although the Financial Services vertical remained our largest vertical throughout the quarter, most of the growth in the segment came from the Travel & Consumer, Media & Entertainment, Software & Hi-Tech, and Emerging Verticals.
Russia Segment
During the three months ended June 30, 2017, revenues from our Russia segment accounted for 3.9% of total segment revenues, representing an increase of $2.5 million, or 22.8%, as compared to the corresponding period last year. During the three months ended June 30, 2017, operating profit of the Russia segment was $1.9 million, representing a decrease of $1.0 million, or 34.1%, as compared to the corresponding period last year.
During the six months ended June 30, 2017, revenues from our Russia operating segment increased $6.7 million, or 32.7%, and operating profits increased $1.4 million, or 34.9%, as compared to the same period of 2016.
Liquidity and Capital Resources
Capital Resources
At June 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $443.5 million and $274.1 million of available borrowings under our revolving line of credit.
As of June 30, 2017, $354.6 million of our cash and cash equivalents, time deposits and restricted cash was held outside the United States. Of this amount, $172.4 million was held in U.S. dollar denominated accounts in Belarus, which include some interest bearing deposits. As of June 30, 2017, a balance of $30.2 million U.S. dollars was kept in an unrestricted account in our Cyprus entity’s bank in the United Kingdom. Our subsidiaries in the CIS or APAC regions had a total of $10.3 million of cash and cash equivalents, time deposits and restricted cash balances denominated in currencies other than U.S. dollars.

The cash and cash equivalents held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. However, as a result of various factors such as any global or regional instability or changes in tax laws in place for a specific time period, we may later decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $351.3 million would be subject to foreign withholding taxes, of which $336.5 million would also be subject to U.S. corporate income tax. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be adequate to satisfy our domestic liquidity needs in the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016 (1)
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$59,096	$49,354
Net cash (used in) provided by investing activities	(17,574)	11,818
Net cash provided by financing activities	34,132	19,743
Effect of exchange rate changes on cash and cash equivalents	5,822	360
Net increase in cash and cash equivalents	81,476	81,275
Cash and cash equivalents, beginning of period	362,025	199,449
Cash and cash equivalents, end of period	$443,501	$280,724

(1)	Prior period amounts have not been adjusted for the impact of the adoption of ASU 2016-09, as permitted by the standard.
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2017 increased by $9.7 million, compared to the corresponding period of 2016 primarily driven by the increase in net income in the period.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2017 was $17.6 million compared to $11.8 million provided in the same period in 2016. During the first half of fiscal 2017, cash outflow was primarily attributed to capital expenditures, which decreased by $2.1 million compared to the same period last year. Cash inflows during the first half of 2016 included a $30.0 million increase in cash upon maturity of certain time deposits.
Financing Activities
Net cash provided by financing activities increased to $34.1 million in the first half of fiscal 2017 compared to $19.7 million in the first half of fiscal 2016. During the first half of fiscal 2017, net cash inflow from the exercises of stock options by our personnel under our long-term incentive plans was $37.8 million, an increase of $25.2 million over $12.6 million recorded during the same period last year. Cash flows in the first half of 2016 also benefited from a net $4.9 million inflow from borrowings that did not recur in 2017.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our significant fixed and determinable contractual obligations as of June 30, 2017.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$104,570	$32,918	$41,219	$20,702	$9,731
Long-term debt obligation (1)	27,546	532	1,026	25,988	—
Long-term incentive plan payouts(2)	26,882	7,787	15,574	3,521	—
Total contractual obligations	$158,998	$41,237	$57,819	$50,211	$9,731

(1)
We estimate our future obligations for interest on our floating rate 2017 Credit Facility by assuming the weighted average interest rates in effect on each floating rate debt obligation at June 30, 2017 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the 2017 Credit Facility, we assume that the balance outstanding as of June 30, 2017 remains the same for the remaining term of the agreement. The actual balance outstanding under our 2017 Credit Facility may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)
We estimate our future obligations for long-term incentive plan payouts by assuming the price per share of our common stock in effect at June 30, 2017 remains constant into the future. This is an estimate, as actual prices will vary over time.

Letter of credit
As of June 30, 2017, we had an irrevocable standby letter of credit in the amount $0.9 million under the 2017 Credit Facility, which is required to secure commitments for certain insurance policies. The letter of credit expires on April 27, 2018 with a possibility of automatic extension for an additional period of one year from the present or any future expiration date. No amounts were outstanding against this letter of credit during the three and six months ended June 30, 2017.
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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements that would constitute off-balance sheet arrangements other than as disclosed in Note 4 and Note 8 of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
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
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of June 30, 2017, $212.8 million of total cash was held in CIS countries, with $172.6 million of that amount in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of June 30, 2017, unbilled revenues from one customer, UBS AG, individually exceeded 10% and accounted for 16.0% of our unbilled revenues. There were no customers individually exceeding 10% of our accounts receivables as of June 30, 2016.
During the three and six months ended June 30, 2017, no customers accounted for more than 10% of total revenues. During the three and six months ended June 30, 2016, revenues from one customer, UBS AG, were $36.5 million and $71.8 million, respectively, and accounted for more than 10% of total revenues. Indicated revenues include reimbursable expenses.
Historically, credit losses and write-offs of trade accounts receivable balances have not been material to our condensed consolidated financial statements.

Interest Rate Risk
Our exposure to market risk is mainly influenced by the changes in interest rates received on our cash and cash equivalent deposits and paid on any outstanding balance on our borrowings, mainly under our 2017 Credit Facility, which is subject to a variety of rates depending on the type and timing of funds borrowed. We do not believe we are exposed to material direct risks associated with changes in interest rates related to these borrowings.
We have not been exposed to material risks due to changes in market interest rates and we do not use derivative financial instruments to hedge our risk of interest rate volatility. However, our future interest expense may increase and interest income may fall due to changes in market interest rates.
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate a significant portion of our revenues in various currencies, principally, euros, British pounds, Canadian dollars, Swiss francs and Russian rubles and incur expenditures principally in Hungarian forints, Russian rubles, Polish zlotys, Swiss francs, British pounds, Indian rupees and Chinese yuan renminbi associated with the location of our delivery centers.
Our international operations expose us to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. We are exposed to fluctuations in foreign currency exchange rates primarily on accounts receivable and unbilled revenues from sales in foreign currencies and cash outflows for expenditures in foreign currencies. Our results of operations, primarily revenues and expenses denominated in foreign currencies, can be affected if any of the currencies which we use materially in our business appreciate or depreciate against the U.S. dollar. Additionally, to the extent that we need to convert U.S. dollars into foreign currencies for our operations, appreciation of such foreign currencies against the U.S. dollar would adversely affect the amount of such foreign currencies we receive from the conversion.
Impact from foreign exchange was favorable during the quarter ended June 30, 2017 and resulted in a gain of $1.6 million for the quarter compared to a loss of $2.3 million reported in the corresponding period last year. For the six months ended June 30, 2017, foreign exchange loss decreased $2.2 million to $1.4 million compared to the same period in 2016. The improvement in foreign exchange impact was primarily driven by movements in exchange rates relative to local currencies in our foreign operations, particularly Russian rubles and British pounds.
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
During the second quarter of 2017, we reported revenue growth of 23.0% over the second quarter of 2016. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of fiscal 2016, we would have reported revenue growth of 23.7%. The decrease in revenues expressed in constant currency terms was primarily related to the depreciation of the British pound and, to a lesser extent, the euro relative to the U.S. dollar, partially offset by the appreciation of the Russian ruble.
During the quarter ended June 30, 2017, approximately 35.0% of consolidated revenues and 41.0% of operating expenses were denominated in currencies other than the U.S. dollar. We are monitoring the developments relating to Brexit as we have a significant operating presence in the U.K. and collect revenues and incur expenses in currencies that may be affected.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, these officers have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Date: August 7, 2017

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)