Form 10-Q
period 2017-09-30
EPAM Systems, Inc.
filed 2017-11-07
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 31, 2017
Common Stock, par value $0.001 per share	52,812,586 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(US Dollars in thousands, except share and per share data)

	As of September 30, 2017	As of December 31, 2016
Assets
Current assets
Cash and cash equivalents	$512,493	$362,025
Restricted cash	—	2,400
Time deposits	803	403
Accounts receivable, net of allowance of $1,460 and $1,434, respectively	230,119	199,982
Unbilled revenues	106,377	63,325
Prepaid and other current assets, net of allowance of $123 and $644, respectively	31,557	15,690
Employee loans, net of allowance of $0 and $0, respectively	2,393	2,726
Total current assets	883,742	646,551
Property and equipment, net	77,935	73,616
Restricted cash	278	239
Employee loans, net of allowance of $0 and $0, respectively	2,462	3,252
Intangible assets, net	46,238	51,260
Goodwill	119,452	109,289
Deferred tax assets	30,300	31,005
Other long-term assets, net of allowance of $136 and $132, respectively	12,599	10,599
Total assets	$1,173,006	$925,811

Liabilities
Current liabilities
Accounts payable	$5,592	$3,213
Accrued expenses and other liabilities	71,842	49,895
Due to employees	42,920	32,203
Deferred compensation due to employees	2,890	5,900
Taxes payable	35,740	25,008
Total current liabilities	158,984	116,219
Long-term debt	25,041	25,048
Other long-term liabilities	3,836	3,132
Total liabilities	187,861	144,399
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 52,748,006 and 51,117,422 shares issued, 52,728,271 and 51,097,687 shares outstanding at September 30, 2017 and December 31, 2016, respectively	52	50
Additional paid-in capital	456,624	374,907
Retained earnings	549,694	444,320
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(21,048)	(37,688)
Total stockholders’ equity	985,145	781,412
Total liabilities and stockholders’ equity	$1,173,006	$925,811

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(US Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$377,523	$298,293	$1,051,151	$846,607
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	239,369	190,797	667,231	538,960
Selling, general and administrative expenses	81,190	67,491	240,062	193,226
Depreciation and amortization expense	7,174	5,925	20,866	17,150
Other operating expenses, net	542	178	2,096	958
Income from operations	49,248	33,902	120,896	96,313
Interest and other income, net	1,416	1,067	2,802	3,416
Foreign exchange loss	(77)	(1,728)	(1,470)	(5,313)
Income before provision for income taxes	50,587	33,241	122,228	94,416
Provision for income taxes	7,953	7,067	18,594	19,913
Net income	$42,634	$26,174	$103,634	$74,503
Foreign currency translation adjustments	5,703	358	16,640	2,671
Comprehensive income	$48,337	$26,532	$120,274	$77,174

Net income per share:
Basic	$0.81	$0.51	$2.00	$1.48
Diluted	$0.77	$0.49	$1.90	$1.40
Shares used in calculation of net income per share:
Basic	52,545	51,131	51,807	50,172
Diluted	55,229	53,864	54,662	53,159

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(US Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$103,634	$74,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,866	17,150
Bad debt expense	79	1,690
Deferred income taxes	1,386	(11)
Stock-based compensation expense	39,920	37,520
Excess tax benefit on stock-based compensation plans	—	(4,769)
Other	(3,496)	1,834
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(24,396)	(14,801)
Unbilled revenues	(42,540)	15,633
Prepaid expenses and other assets	4,436	(630)
Increase (decrease) in operating liabilities:
Accounts payable	1,885	2,011
Accrued expenses and other liabilities	18,725	(26,402)
Due to employees	5,939	8,047
Taxes payable	(2,458)	(609)
Net cash provided by operating activities	123,980	111,166
Cash flows from investing activities:
Purchases of property and equipment	(16,881)	(19,981)
Employee housing loans issued	(618)	(1,361)
Proceeds from repayments of employee housing loans	1,897	1,597
(Increase) decrease in restricted cash and time deposits, net	(268)	30,001
Acquisition of businesses, net of cash acquired	(6,840)	(4,499)
Other investing activities, net	(1,304)	(2,647)
Net cash (used in) provided by investing activities	(24,014)	3,110
Cash flows from financing activities:
Proceeds from stock option exercises	44,315	15,850
Excess tax benefit on stock-based compensation plans	—	4,769
Payments of withholding taxes related to net share settlements of restricted stock units	(3,088)	—
Proceeds from debt (Note 4)	25,000	20,000
Repayment of debt (Note 4)	(25,089)	(22,096)
Acquisition of business, deferred consideration	—	(2,260)
Other financing activities, net	(922)	135
Net cash provided by financing activities	40,216	16,398
Effect of exchange rate changes on cash and cash equivalents	10,286	504
Net increase in cash and cash equivalents	150,468	131,178
Cash and cash equivalents, beginning of period	362,025	199,449
Cash and cash equivalents, end of period	$512,493	$330,627

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

Change in Presentation of Certain Financial Information — During the first quarter of 2017, the Company changed the presentation of geographic area information about its consolidated revenues. Historically, information about geographic location of revenues excluded reimbursable expenses and other revenues, which primarily consist of travel and entertainment costs that are chargeable to clients. Effective January 1, 2017, the Company began reporting reimbursable expenses and other revenues based on location of clients to which these costs are chargeable and allocating them to respective geographic locations. These changes did not result in any adjustments to the Company’s previously issued financial statements and were applied retrospectively beginning on January 1, 2015. Comparative information for the three and nine months ended September 30, 2016 follows:

	Three Months Ended September 30, 2016
	As Reported		After Reclassification
	(in thousands except percentages)
United States	$153,818	51.6%	$155,241	52.0%
United Kingdom	43,535	14.6%	44,179	14.8%
Switzerland	31,550	10.6%	31,638	10.6%
Canada	14,526	4.9%	14,589	4.9%
Germany	12,325	4.1%	12,451	4.2%
Russia	9,833	3.3%	9,861	3.3%
Sweden	6,256	2.0%	6,506	2.2%
Hong Kong	4,839	1.6%	4,991	1.7%
Netherlands	4,302	1.4%	4,539	1.5%
Belgium	2,676	0.9%	2,699	0.9%
Ireland	1,315	0.4%	1,318	0.4%
Italy	1,103	0.4%	1,125	0.4%
China	2,050	0.7%	2,071	0.7%
United Arab Emirates	1,778	0.6%	1,788	0.6%
Other locations	5,228	1.8%	5,297	1.8%
Reimbursable expenses and other revenues	3,159	1.1%	—	—%
Total	$298,293	100.0%	$298,293	100.0%

	Nine Months Ended September 30, 2016
	As Reported		After Reclassification
	(in thousands except percentages)
United States	$435,258	51.4%	$439,244	51.9%
United Kingdom	131,541	15.5%	133,391	15.8%
Switzerland	94,771	11.2%	95,086	11.2%
Canada	45,400	5.4%	45,762	5.4%
Germany	30,694	3.6%	30,926	3.7%
Russia	29,269	3.5%	29,331	3.5%
Sweden	16,204	1.9%	16,667	2.0%
Hong Kong	15,684	1.9%	16,218	1.9%
Netherlands	10,014	1.2%	10,512	1.2%
Belgium	7,329	0.9%	7,422	0.9%
Ireland	3,795	0.4%	3,808	0.4%
Italy	2,732	0.3%	2,799	0.3%
China	2,757	0.3%	2,778	0.3%
United Arab Emirates	1,778	0.2%	1,788	0.2%
Other locations	10,650	1.3%	10,875	1.3%
Reimbursable expenses and other revenues	8,731	1.0%	—	—%
Total	$846,607	100.0%	$846,607	100.0%
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
Business Combinations — The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of net assets acquired and the related goodwill and other intangible assets in accordance with the FASB ASC Topic 805, “Business Combinations.” A portion of the purchase price is usually allocated to goodwill and other intangible assets. The acquired assets typically consist of customer relationships, trade names, non-competition agreements, and assembled workforce. The Company identifies and attributes fair values and estimated lives to the intangible assets acquired and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes are reasonable, but recognizes that the assumptions are inherently uncertain.
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

2.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2017	$76,812	$32,477	$109,289
Other acquisitions	199	4,533	4,732
Other acquisitions purchase accounting adjustments	(285)	2,585	2,300
Effect of net foreign currency exchange rate changes	470	2,661	3,131
Balance as of September 30, 2017	$77,196	$42,256	$119,452
There were no accumulated impairment losses in the North America or Europe reportable segments as of September 30, 2017 or December 31, 2016.

3.	FAIR VALUE MEASUREMENTS
The Company carries certain liabilities at fair value on a recurring basis on its consolidated balance sheets. Changes in the fair values of these financial liabilities are recorded in cost of revenues and selling, general and administrative expenses on the Company’s consolidated statements of income and comprehensive income.
The following tables show the fair values of the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Balance	Level 1	Level 2	Level 3
Cash-settled restricted stock units	$2,890	$2,890	—	—
Total liabilities measured at fair value on a recurring basis	$2,890	$2,890	$—	$—

	As of December 31, 2016
	Balance	Level 1	Level 2	Level 3
Performance-based equity awards	$3,789	$3,789	$—	$—
Cash-settled restricted stock units	2,111	2,111	—	—
Total liabilities measured at fair value on a recurring basis	$5,900	$5,900	$—	$—
Performance-based equity awards carried at fair value on a recurring basis represent contractual liabilities related to certain business combination transactions completed in 2014. All of these awards have vested as of September 30, 2017 and the related liabilities have been settled.
The fair value of cash-settled restricted stock units is measured using quoted stock market prices and thus represent Level 1 measurements within the fair value hierarchy.
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

•
for financial instruments for which no quoted market prices are available, fair value is estimated using information obtained from independent third parties, or by discounting the expected cash flows using an estimated current market interest rate for the financial instrument;

•
for financial instruments for which no quoted market prices are available and that have no defined maturity, have a remaining maturity of 360 days or less, or reprice frequently to a market rate, the Company assumes that the fair value of these instruments approximates their reported value, after taking into consideration any applicable credit risk.

The generally short duration of certain of the Company’s assets and liabilities results in a number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s consolidated balance sheets. These types of assets and liabilities which are reported on the Company’s condensed consolidated balance sheets include:

•	cash and cash equivalents;

•	restricted cash and time deposits;

•	long-term debt (Note 4).
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities for which disclosure of fair value is required, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Financial Assets:
Cash and cash equivalents	$512,493	$512,493	$512,493	$—	$—
Restricted cash and time deposits	$1,081	$1,081	$—	$1,081	$—
Employee loans	$4,855	$4,855	$—	$—	$4,855
Financial Liabilities:
Long-term debt	$25,016	$25,016	$—	$25,016	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets:
Cash and cash equivalents	$362,025	$362,025	$362,025	$—	$—
Restricted cash and time deposits	$3,042	$3,042	$—	$3,042	$—
Employee loans	$5,978	$5,978	$—	$—	$5,978
Financial Liabilities:
Long-term debt	$25,019	$25,019	$—	$25,019	$—

4.	DEBT
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
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of September 30, 2017, the Company was in compliance with all covenants contained in the 2017 Credit Facility.

As of September 30, 2017, the outstanding debt of the Company under the 2017 Credit Facility was $25,000. As of December 31, 2016, the outstanding debt of the Company under the 2014 Credit Facility was $25,000. Both borrowings are subject to a LIBOR-based interest rate, which resets regularly at issuance, based on lending terms.
As of September 30, 2017, the Company had $1,289 of irrevocable standby letters of credit. As of December 31, 2016, the Company had a $942 irrevocable standby letter of credit.
As of September 30, 2017, the borrowing capacity of the Company under the 2017 Credit Facility was $273,711. As of December 31, 2016, the borrowing capacity of the Company under the 2014 Credit Facility was $74,058.

5.	INCOME TAXES
In determining its interim provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The Company’s worldwide effective tax rate for the three months ended September 30, 2017 and 2016 was 15.7% and 21.3%, respectively and 15.2% and 21.1% during the nine months ended September 30, 2017 and 2016, respectively. The decrease in the three and nine months ended September 30, 2017 as compared to the same periods last year was primarily due to the recognition of excess tax benefits in the provision for income taxes in 2017 following the adoption of ASU No. 2016-09 on January 1, 2017. Refer to Note 10, “Recent Accounting Pronouncements,” for further information.
Our Belarus subsidiary is eligible for certain income tax holiday benefits granted by the local government for its export activities conducted within the Belarus Hi-Tech Park. The income tax holiday benefits are effective for 15 years starting from 2006. Other subsidiaries of the Company are primarily taxed at the jurisdictions’ statutory rate, which are lower than U.S. federal statutory rates.

6.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the condensed consolidated statements of income and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$4,913	$4,518	$14,452	$12,600
Selling, general and administrative expenses - Acquisition related	216	3,890	8,067	9,870
Selling, general and administrative expenses - All other	6,088	5,418	17,401	15,050
Total	$11,217	$13,826	$39,920	$37,520

Equity Plans
2015 Long-Term Incentive Plan — On June 11, 2015, the Company's stockholders approved the 2015 Long Term Incentive Plan (“2015 Plan”) to be used to issue equity awards to Company personnel. As of September 30, 2017, 5,727,607 shares remained available for issuance under the 2015 Plan. All of the stock option awards issued pursuant to the 2015 Plan expire 10 years from the date of grant.
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity awards to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors. As of September 30, 2017, 539,772 shares remained available for issuance under the 2012 Directors Plan.
2012 Long-Term Incentive Plan — On January 11, 2012, the Company approved the 2012 Long-Term Incentive Plan (“2012 Plan”) to be used to issue equity awards to company personnel. In June 2015, the 2012 Plan was discontinued; however, outstanding awards remain subject to the terms of the 2012 Plan and any shares that are subject to an award that was previously granted under the 2012 Plan and that expire or terminate for any reason prior to exercise will become available for issuance under the 2015 Plan. All of the stock option awards issued pursuant to the 2012 Plan expire 10 years from the date of grant.

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
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2017	6,637,239	$37.20
Options granted	261,373	$73.40
Options exercised	(1,537,182)	$29.80
Options forfeited/cancelled	(142,491)	$54.50
Options outstanding at September 30, 2017	5,218,939	$40.72	$246,386	6.5

Options vested and exercisable at September 30, 2017	3,303,812	$31.32	$187,029	5.8
Options expected to vest at September 30, 2017	1,838,657	$56.64	$57,532	7.6
As of September 30, 2017, $31,090 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years.
As of September 30, 2017, a total of 44,423 shares underlying options exercised through September 30, 2017, were in transfer with the Company’s transfer agent.
There were no material changes with respect to the assumptions used in the Black-Scholes option valuation model during the nine months ended September 30, 2017, as compared with the assumptions disclosed in Note 14 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Restricted Stock and Restricted Stock Units
Under the Company’s 2012 Directors Plan, the Company granted awards of restricted stock until April 2017, and thereafter, grants restricted stock units (“RSUs”), to non-employee directors. Under the Company’s 2015 Plan (and prior to its approval, the 2012 Plan), the Company grants awards of RSUs to Company personnel. In addition, the Company has issued in the past, and may issue in the future its equity securities to compensate employees of acquired businesses for future services. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards with vesting dependent only on continuing employment and performance-based awards with vesting occurring only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents with a typical vesting period of three years, with 33.3% of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant.

Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2017.

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2017	154,125	$40.89	485,188	$67.69	204,501	$70.53
Awards granted	—	$—	422,684	$73.79	168,544	$73.92
Awards modified	—	$—	(2,570)	$48.49	2,570	$73.27
Awards vested	(137,320)	$42.92	(135,023)	$66.01	(52,004)	$70.56
Awards forfeited/cancelled	—	$—	(53,505)	$70.38	(7,659)	$71.65
Unvested service-based awards outstanding at September 30, 2017	16,805	$48.47	716,774	$71.47	315,952	$72.33
As of September 30, 2017, $158 of total remaining unrecognized stock-based compensation cost related to service-based restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.4 years.
As of September 30, 2017, $36,377 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.0 years.
As of September 30, 2017, $17,746 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.0 years.
Performance -Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified performance-based awards for the nine months ended September 30, 2017.

	Equity-Classified Restricted Stock		Liability-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2017	5,573	$33.47	105,602	$38.86	4,667	$70.22
Awards granted	—	$—	—	$—	—	$—
Awards vested	(3,956)	$27.64	(105,602)	$38.86	—	$—
Awards forfeited/cancelled	—	$—	—	$—	(2,333)	$70.22
Unvested performance-based awards outstanding at September 30, 2017	1,617	$47.74	—	$—	2,334	$70.22
As of September 30, 2017, $7 of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 0.1 years.

As of September 30, 2017, the Company determined that there is a remote probability of achieving the performance conditions underlying the unvested and outstanding performance-based equity-classified RSUs and therefore is not recognizing any compensation costs for these RSUs. The Company will continue to reassess the probability of achieving the performance criteria throughout the remaining performance period and will recognize compensation expense if the performance conditions become probable of being achieved.
Modifications
During the three months ended March 31, 2017, the Company modified certain awards held by a then named executive officer of the Company in connection with the execution of a separation agreement on February 28, 2017. Fair value of the modified awards immediately before and after modification was $0 and $563, respectively. As a result of this modification, the Company recorded incremental share-based compensation expense of $78 and $563 for the three and nine months ended September 30, 2017, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$42,634	$26,174	$103,634	$74,503
Numerator for basic and diluted earnings per share	$42,634	$26,174	$103,634	$74,503

Denominator:
Weighted average common shares for basic earnings per share	52,545	51,131	51,807	50,172
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,684	2,733	2,855	2,987
Weighted average common shares for diluted earnings per share	55,229	53,864	54,662	53,159

Net income per share:
Basic	$0.81	$0.51	$2.00	$1.48
Diluted	$0.77	$0.49	$1.90	$1.40
The number of shares underlying equity–based awards that was excluded from the calculation of diluted earnings per share as their effect would be anti–dilutive was 606 and 1,177 during the three and nine months ended September 30, 2017, respectively. The number of shares underlying equity–based awards that was excluded from the calculation of diluted earnings per share as their effect would be anti–dilutive was 2,357 and 2,324 during the three and nine months ended September 30, 2016, respectively.

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
Litigation — From time to time, the Company is involved in litigation, claims or other contingencies arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, if decided adversely, is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

9.	SEGMENT INFORMATION
The Company determines its business segments and reports segment information in accordance with how the Company’s chief operating decision maker (“CODM”) organizes the segments to evaluate performance, allocate resources and make business decisions. Segment results are based on the segment’s revenues and operating profit, where segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each reportable segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses are not allocated to specific segments as these expenses are not directly attributable to or controllable at the segment level. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by the CODM. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations as reported below in the reconciliation of segment operating profit to consolidated income before provision for income taxes.
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
Revenues from external customers and operating profit, before unallocated expenses, for the North America, Europe, and Russia reportable segments for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment revenues:
North America	$206,389	$161,655	$578,717	$466,255
Europe	157,446	126,265	431,472	349,834
Russia	14,455	10,434	41,825	31,056
Total segment revenues	$378,290	$298,354	$1,052,014	$847,145
Segment operating profit:
North America	$45,529	$34,699	$126,243	$103,693
Europe	25,984	19,548	66,453	49,793
Russia	1,685	1,208	7,129	5,244
Total segment operating profit	$73,198	$55,455	$199,825	$158,730

Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total revenues during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, revenues from one customer, UBS AG, were $35,142 and $107,381, respectively, and accounted for more than 10% of total revenues. Revenues from this customer were included in the Company’s Europe segment in the periods indicated.
Accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of September 30, 2017, accounts receivable from one customer, UBS AG, individually exceeded 10% and accounted for 10.5% of our total accounts receivable. As of September 30, 2017, unbilled revenues from one customer, Expedia, individually exceeded 10% and accounted for 10.9% of our total unbilled revenues.
Reconciliation of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total segment revenues	$378,290	$298,354	$1,052,014	$847,145
Other revenues	(767)	(61)	(863)	(538)
Revenues	$377,523	$298,293	$1,051,151	$846,607

Total segment operating profit:	$73,198	$55,455	$199,825	$158,730
Unallocated amounts:
Other revenues	(767)	(61)	(863)	(538)
Stock-based compensation expense	(11,217)	(13,826)	(39,920)	(37,520)
Taxes other than income taxes	(1,966)	(1,588)	(7,212)	(4,105)
Professional fees	(1,050)	(1,470)	(5,870)	(5,656)
Depreciation and amortization	(1,883)	(2,027)	(5,763)	(6,294)
Bank charges	(574)	(370)	(1,417)	(1,097)
One-time charges and other acquisition-related expenses	(289)	(7)	(1,187)	(314)
Other corporate expenses	(6,204)	(2,204)	(16,697)	(6,893)
Income from operations	49,248	33,902	120,896	96,313
Interest and other income, net	1,416	1,067	2,802	3,416
Foreign exchange loss	(77)	(1,728)	(1,470)	(5,313)
Income before provision for income taxes	$50,587	$33,241	$122,228	$94,416

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Geographical information about the Company’s long-lived assets based on physical location of the assets is presented below:

	As of September 30, 2017	As of December 31, 2016
Belarus	$46,671	$46,011
Russia	8,215	7,203
Ukraine	5,724	5,610
Hungary	3,972	3,485
United States	3,479	2,618
Poland	2,657	2,213
China	1,750	1,887
India	1,176	1,650
Bulgaria	931	722
Other	3,360	2,217
Total	$77,935	$73,616
The table below presents information about the Company’s revenues by client location, including reimbursable expenses and other revenues of $4,134 and $3,159 for the three months ended September 30, 2017 and 2016, respectively, and $12,226 and $8,731 for the nine months ended September 30, 2017 and 2016, respectively. See Note 1 for discussion on reclassifications to conform to the current presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$202,364	$155,241	$571,513	$439,244
United Kingdom	48,471	44,179	141,177	133,391
Switzerland	33,185	31,638	90,400	95,086
Germany	16,053	12,451	42,291	30,926
Canada	15,711	14,589	41,854	45,762
Russia	14,079	9,861	40,614	29,331
Netherlands	14,118	4,539	35,345	10,512
Sweden	8,491	6,506	24,134	16,667
Hong Kong	5,185	4,991	14,453	16,218
United Arab Emirates	3,282	1,788	8,531	1,788
Ireland	2,620	1,318	5,609	3,808
China	1,939	2,071	5,432	2,778
Belgium	2,785	2,699	5,427	7,422
Italy	1,654	1,125	4,451	2,799
Other locations	7,586	5,297	19,920	10,875
Total	$377,523	$298,293	$1,051,151	$846,607

10.	RECENT ACCOUNTING PRONOUNCEMENTS
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
As a result of this adoption:

•
the Company prospectively recognized discrete tax benefits of $2,620 and $8,452 in the provision for income taxes within the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017, respectively, related to excess tax benefits upon vesting and exercise of stock–based awards in those periods;

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

•
the Company elected to continue to estimate the number of stock-based awards expected to forfeit, rather than electing to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period; and

•
the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three and nine months ended September 30, 2017.

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

The Company completed its initial assessment of the impact of Topic 606 and has developed a transition plan, which includes making necessary changes to policies, processes, internal controls and system enhancements to generate the information necessary to comply with the new standard. Based on the assessment procedures completed, the Company does not expect a significant change in the timing or pattern of revenue recognition upon adoption. Due to the complexity of certain of the Company’s contracts, actual revenue recognition treatment required under the new standard depends on contract-specific terms and may vary in some instances. For most of the Company’s time-and-materials contracts, EPAM expects to continue to recognize revenues as services are performed consistent with the Company’s current policy. For fixed-price contracts, the Company generally expects to continue to recognize revenues over time based on the measured progress of satisfaction of the performance obligations which is consistent with the Company’s current proportional performance method. The most impactful changes expected upon adoption include a delay in revenue recognition related to (1) cash collections on contracts when collectability is uncertain and (2) discounted services determined to represent material rights granted to certain customers. Upon adoption, EPAM expects to provide incremental disclosure in its consolidated financial statements related to revenue recognition including disaggregated information related to the Company’s key verticals, contract balances, remaining performance obligations, and significant judgments and estimates. The expected impact may change as the Company finalizes its overall assessment.
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
Derivatives and Hedging — Effective January 1, 2019, with early adoption permitted in any interim or annual period, the Company will be required to adopt ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to simplify and amend hedge accounting and reporting to better align and disclose the economic results of an entity’s risk management activities in its financial statements. The ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also changes how companies assess effectiveness and amends the presentation and disclosure requirements by eliminating the requirement to separately measure and report hedge ineffectiveness and generally requires companies, for qualifying hedges, to present the entire change in the fair value of a hedging instrument in the same income statement line as the hedged item. The guidance also eases documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Currently, the Company does not apply hedge accounting.

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
Year-to-Date 2017 Developments and Trends
During the first nine months of 2017, our revenues were $1,051.2 million, an increase of 24.2% over $846.6 million reported for the same period of 2016. Our performance remained strong across our key verticals, led by the Media and Entertainment vertical which grew 48.0% during the first nine months of 2017 as compared to the same period of 2016.
We have built a diversified portfolio across numerous verticals, geographies and service offerings. Our account management teams work to expand the scope and size of our engagements with existing customers while at the same time we grow our customer base through our business development efforts and our strategic acquisitions.
Utilization for the first nine months of 2017 showed improvement compared to the same period last year. This was achieved by a focused hiring process and attrition in the period consistent with the strategic outlook for the remainder of 2017 and beyond.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(in thousands, except per share data and percentages)
Revenues	$377,523	100.0%	$298,293	100.0%	$1,051,151	100.0%	$846,607	100.0%
Income from operations	$49,248	13.0%	$33,902	11.4%	$120,896	11.5%	$96,313	11.4%
Net income	$42,634	11.3%	$26,174	8.8%	$103,634	9.9%	$74,503	8.8%

Effective tax rate	15.7%		21.3%		15.2%		21.1%
Diluted earnings per share	$0.77		$0.49		$1.90		$1.40
The key highlights of our consolidated results for the three and nine months ended September 30, 2017, as compared to the corresponding periods of 2016, were as follows:

•
Revenues for the third quarter of 2017 were $377.5 million, or a 26.6% increase from $298.3 million reported last year, aided by $5.8 million or 2.0% of improved currency translation as compared to last year.

•
Income from operations grew 45.3% and 25.5% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods last year. Expressed as a percentage of revenues, income from operations for the third quarter of 2017 was 13.0% compared to 11.4% last year, and 11.5% and 11.4% for the first nine months of 2017 and 2016, respectively. This increase of 1.6% for the third quarter of 2017 compared to the same period of 2016 was principally due to a $3.7 million decrease in acquisition-related stock-based compensation expenses and the improvement in utilization.

•
Our effective tax rate was 15.7% in the third quarter of 2017 compared to 21.3% in the third quarter of last year. The income tax provision for the third quarter of 2017 included $2.6 million of credits associated with excess tax benefits upon vesting or exercise of equity awards following the adoption of ASU 2016-09 on January 1, 2017 which drove an improvement in the effective tax rate of 5.2%.

•
Net income increased 62.9% to $42.6 million for the three months ended September 30, 2017, compared to $26.2 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 11.3%, an increase of 2.5% compared to 8.8% reported in the corresponding period of 2016. This was largely driven by the decrease in stock-based compensation expense accompanied by a decrease in foreign exchange loss and and an improved effective tax rate.

•	Diluted earnings per share increased by $0.28 to $0.77 in the third quarter of 2017 compared to the third quarter of 2016.

•	Cash provided by operations increased $12.8 million, or 11.5%, to $124.0 million during the nine months ended September 30, 2017 as compared to the corresponding period last year.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Critical Accounting Policies

The discussion and analysis of our financial position and results of operations is based on our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, impairments of long-lived assets including intangible assets and goodwill, income taxes including the valuation allowance for deferred tax assets, and stock-based compensation. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

Other than as discussed below, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three and nine months ended September 30, 2017. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2016.
Goodwill and Other Intangible Assets — We assess goodwill for impairment as of October 31 each year or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit has been reduced below its carrying value. Effective January 1, 2017, we early-adopted ASU 2017-04 which simplifies the subsequent measurement of goodwill by removing the requirement to calculate the implied fair value of goodwill when measuring an impairment. As a result, when conducting our annual goodwill impairment assessment, we use a two-step process. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of a reporting unit is less than its carrying value using an assessment of relevant events and circumstances. In performing this assessment, we are required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of a reporting unit and future opportunities in the markets in which it operates. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, we perform a second step consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate impairment by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
Historically, a significant portion of the purchase consideration related to our acquisitions was allocated to customer relationships. In valuing customer relationships, we typically utilize the multi-period excess earnings method, a form of the income approach. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected discounted future cash flows. Amortization is recorded over the estimated useful lives that predominantly range from five to ten years. We do not have any intangible assets with indefinite useful lives.
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
Stock-Based Compensation — Stock-based compensation expense relating to the issuance of share-based awards to employees is based on the fair value of the award at the date of grant which is expensed over the requisite service period, net of estimated forfeitures. Equity-based awards that do not require future service are expensed immediately.
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

Change in Presentation of Certain Financial Information — As part of our discussion and analysis, we analyze revenues by client location and by vertical. Prior to the first quarter of 2017, management did not include reimbursable expenses and other revenues in its discussion of revenue performance across locations and verticals. Effective in the first quarter of 2017, we have allocated reimbursable expenses and other revenues (which primarily include travel and entertainment costs chargeable to clients) to corresponding geographies and verticals. We believe this change allows us to more effectively analyze our verticals and geographies by streamlining the presentation of revenues, both internally and externally, using a standardized approach. These changes did not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2015. Comparative information for the three and nine months ended September 30, 2016 is presented in the following tables:

	Three Months Ended September 30, 2016
	As Reported		After Reclassification
Client Location	(in thousands except percentages)
North America	$168,344	56.4%	$169,830	56.9%
Europe	108,864	36.5%	110,334	37.0%
CIS	11,028	3.7%	11,057	3.7%
APAC	6,898	2.3%	7,072	2.4%
Reimbursable expenses and other revenues	3,159	1.1%	—	—%
Revenues	$298,293	100.0%	$298,293	100.0%

	Nine Months Ended September 30, 2016
	As Reported		After Reclassification
Client Location	(in thousands except percentages)
North America	$480,658	56.8%	$485,006	57.3%
Europe	305,906	36.1%	309,671	36.5%
CIS	32,762	3.9%	32,826	3.9%
APAC	18,550	2.2%	19,104	2.3%
Reimbursable expenses and other revenues	8,731	1.0%	—	—%
Revenues	$846,607	100.0%	$846,607	100.0%

	Three Months Ended September 30, 2016
	As Reported		After Reclassification
Vertical	(in thousands except percentages)
Financial Services	$76,219	25.5%	$77,088	25.8%
Travel & Consumer	68,742	23.0%	69,356	23.3%
Software & Hi-Tech	59,812	20.1%	60,328	20.2%
Media & Entertainment	44,715	15.0%	45,385	15.2%
Life Sciences & Healthcare	25,514	8.6%	25,730	8.6%
Emerging Verticals	20,132	6.7%	20,406	6.9%
Reimbursable expenses and other revenues	3,159	1.1%	—	—%
Revenues	$298,293	100.0%	$298,293	100.0%

	Nine Months Ended September 30, 2016
	As Reported		After Reclassification
Vertical	(in thousands except percentages)
Financial Services	$219,754	26.0%	$222,001	26.2%
Travel & Consumer	191,421	22.6%	193,557	22.9%
Software & Hi-Tech	173,174	20.4%	174,599	20.6%
Media & Entertainment	123,252	14.6%	124,953	14.8%
Life Sciences & Healthcare	74,213	8.8%	74,806	8.8%
Emerging Verticals	56,062	6.6%	56,691	6.7%
Reimbursable expenses and other revenues	8,731	1.0%	—	—%
Revenues	$846,607	100.0%	$846,607	100.0%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(in thousands, except percentages and per share data)
Revenues	$377,523	100.0%	$298,293	100.0%	$1,051,151	100.0%	$846,607	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	239,369	63.4%	190,797	64.0%	667,231	63.5%	538,960	63.7%
Selling, general and administrative expenses(2)	81,190	21.5%	67,491	22.6%	240,062	22.8%	193,226	22.8%
Depreciation and amortization expense	7,174	1.9%	5,925	2.0%	20,866	2.0%	17,150	2.0%
Other operating expenses, net	542	0.2%	178	—%	2,096	0.2%	958	0.1%
Income from operations	49,248	13.0%	33,902	11.4%	120,896	11.5%	96,313	11.4%
Interest and other income, net	1,416	0.4%	1,067	0.3%	2,802	0.2%	3,416	0.4%
Foreign exchange loss	(77)	—%	(1,728)	(0.6)%	(1,470)	(0.1)%	(5,313)	(0.6)%
Income before provision for income taxes	50,587	13.4%	33,241	11.1%	122,228	11.6%	94,416	11.2%
Provision for income taxes	7,953	2.1%	7,067	2.3%	18,594	1.7%	19,913	2.4%
Net income	$42,634	11.3%	$26,174	8.8%	$103,634	9.9%	$74,503	8.8%

Effective tax rate	15.7%		21.3%		15.2%		21.1%
Diluted earnings per share	$0.77		$0.49		$1.90		$1.40

(1)
Includes $4,913 and $4,518 of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $14,452 and $12,600 of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Includes $6,304 and $9,308 of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $25,468 and $24,920 of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

Consolidated Results Review
Revenues
Revenues by client location for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(in thousands, except percentages)
North America	$218,075	57.8%	$169,830	56.9%	$613,367	58.4%	$485,006	57.3%
Europe	135,500	35.9%	110,334	37.0%	371,014	35.3%	309,671	36.5%
CIS(1)	15,987	4.2%	11,057	3.7%	45,295	4.3%	32,826	3.9%
APAC(1)	7,961	2.1%	7,072	2.4%	21,475	2.0%	19,104	2.3%
Revenues (2)	$377,523	100.0%	$298,293	100.0%	$1,051,151	100.0%	$846,607	100.0%

(1)
CIS, which stands for the Commonwealth of Independent States, includes revenue from Belarus, Kazakhstan, Russia and Ukraine. APAC, which stands for Asia Pacific, includes revenue from southeast Asia, India and Australia.

(2)
Includes reimbursable expenses of $4,134 and $3,159 for the three months ended September 30, 2017 and 2016, respectively; and $12,226 and $8,731 for the nine months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017, our total revenues grew 26.6% over the corresponding period in 2016 to $377.5 million. This growth is attributable to our ability to retain and increase the level of services we provide to our existing customers and our ability to produce revenues from new customer relationships. We continue expanding our presence in various verticals, both organically and through acquisitions.
During the three months ended September 30, 2017, revenues in our largest geography, North America, were $218.1 million, growing 28.4% over the corresponding period in 2016. Revenues from this geography accounted for 57.8% of total revenues in the third quarter of 2017, an increase of 0.9% from 56.9% reported in the corresponding period last year. During the nine months ended September 30, 2017, revenues in the North America geography were $613.4 million, growing 26.5% over the corresponding period in 2016. We realized double digit growth from all of the verticals in the North American geography for the three and nine months ended September 30, 2017, as compared to the corresponding period last year. Revenues from the Media and Entertainment, Financial Services, and Emerging verticals increased greater than 30% for both the three and nine months ended September 30, 2017 as compared to the corresponding period last year.
Revenues in our Europe geography were $135.5 million during the three months ended September 30, 2017, an increase of $25.2 million or 22.8% over $110.3 million in the corresponding period last year. Revenues in this geography accounted for 35.9% of consolidated revenues in the third quarter of 2017 as compared to 37.0% last year. During the nine months ended September 30, 2017, revenues in the Europe geography were $371.0 million, growing 19.8% over the corresponding period in 2016. Europe experienced strong growth of greater than 50% from each of the Media and Entertainment, Life Sciences and Healthcare, and Emerging verticals during the three and nine months ended September 30, 2017 as compared to the corresponding periods last year. Revenues in the Travel and Consumer vertical grew 15.6% and 22.9% during the three and nine months ended September 30, 2017, respectively, as compared to the same period last year. The Financial Services vertical, the largest in the Europe geography, experienced 8.6% and 2.3% growth in revenue for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods last year. Excluding revenues from our top customer, the Financial Services vertical grew 16.3% and 15.0% for the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods last year.
During the three months ended September 30, 2017, revenues in the CIS geography were $16.0 million increasing $4.9 million over the corresponding period of 2016. The revenue increase in the CIS geography came predominantly from customers in the Financial Services, Software and Hi-Tech, and Emerging verticals. The CIS region also benefited from currency fluctuations which contributed 9.9% to the growth in reported revenues in this geography in the third quarter of 2017 as compared to the same period last year. Ongoing economic and geo-political uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenue in this geography.
During the third quarter of 2017, revenues from the APAC region increased by $0.9 million, or 12.6%, over the corresponding period of 2016. We continue to remain focused on diversifying our business beyond the Financial Services vertical in the APAC region and revenues outside of this vertical now represent 51.2% of total revenues in the APAC geography in the third quarter of 2017 compared to 39.8% in the corresponding period last year.

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
We manage the utilization levels of our professionals through strategic hiring and efficient staffing of projects. Some of our IT professionals are specifically hired and trained to work for specific clients or on specific projects and some of our offshore development centers are dedicated to specific clients or projects. Our staff utilization also depends on the general economy and its effect on our clients and their business decisions regarding the use of our services.
During the three months ended September 30, 2017, cost of revenues (exclusive of depreciation and amortization) was $239.4 million representing an increase of 25.5% from $190.8 million reported in the corresponding period of 2016. The increase was primarily due to an increase in compensation costs largely driven by the 13.1% growth in the average number of production headcount during the three months ended September 30, 2017 as compared to the same period in 2016 as well as 2.8% impact from appreciation of foreign currencies. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 63.4% and 64.0% in the third quarter of 2017 and 2016, respectively.
During the nine months ended September 30, 2017, cost of revenues (exclusive of depreciation and amortization) was $667.2 million representing an increase of 23.8% from $539.0 million reported in the corresponding period of 2016. The increase was primarily due to an increase in compensation costs largely driven by the 14.7% growth in the average number of production headcount during the nine months ended September 30, 2017 as compared to the same period in 2016 as well as 1.6% impact from appreciation of foreign currencies. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 63.5% and 63.7% during the first nine months of 2017 and 2016, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries and fringe benefits, stock-based compensation, commissions, travel, legal and audit services, insurance, operating leases, advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus Hi-Tech Park.
During the three months ended September 30, 2017, selling, general and administrative expenses were $81.2 million representing an increase of 20.3% as compared to $67.5 million reported in the corresponding period of 2016. Expressed as a percentage of revenue, selling, general and administrative expenses decreased 1.1% to 21.5% for the three months ended September 30, 2017 as compared to the same period from the prior year. The increase in selling, general and administrative expenses was driven by a number of factors, including a $9.8 million increase in personnel-related costs excluding stock-based compensation expense and a $3.9 million increase in spend on facilities and infrastructure to support the increased headcount. These costs were offset by a $3.7 million decrease in acquisition-related stock-based compensation expenses.
During the nine months ended September 30, 2017, selling, general and administrative expenses were $240.1 million representing an increase of 24.2% as compared to $193.2 million reported in the corresponding period of 2016. Expressed as a percentage of revenue, selling, general and administrative expenses did not change and remained at 22.8% for the nine months ended September 30, 2017 as compared to the same period from the prior year. The increase was primarily driven by a $24.7 million increase in personnel-related costs including higher stock–based compensation expense and a $12.3 million increase in spend on facilities and infrastructure to support the increased headcount.
Depreciation and Amortization Expense
During the three and nine months ended September 30, 2017, depreciation and amortization expense was $7.2 million and $20.9 million as compared to $5.9 million and $17.2 million in the corresponding periods last year. The increase in depreciation and amortization expense is primarily due to the increase in computer equipment to support headcount growth. Depreciation and amortization expense includes amortization of acquired intangible assets, all of which have finite useful lives. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent during the three and nine months ended September 30, 2017 as compared to the corresponding periods of 2016.

Interest and Other Income, Net
Net interest and other income was $1.4 million and $2.8 million during the three and nine months ended September 30, 2017, respectively, representing an increase of $0.3 million and a decrease of $0.6 million compared to the corresponding periods last year.
Provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate.
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. Our effective tax rate was 15.7% and 15.2% for the three and nine months ended September 30, 2017, respectively, and 21.3% and 21.1% for the three and nine months ended September 30, 2016. The change in the effective tax rate during 2017 was primarily due to the adoption of a new accounting standard in the first quarter of 2017 whereby excess tax benefits of $2.6 million and $8.5 million were recognized for the three and nine months ended September 30, 2017, respectively, in the income tax provision rather than additional paid-in-capital.
As we continue to grow our onsite presence and expand the geographic footprint of our delivery centers, this may result in volatility in our effective tax rate. We will also consider other factors that may contribute, favorably or unfavorably, to the overall effective tax rate in 2017 and beyond. These factors include statutory tax rate changes proposed in the countries that are part of our geographic footprint and excess tax benefits upon vesting or exercise of equity awards.
Foreign Exchange Gain /Loss
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Effects of Inflation
Economies in CIS countries, particularly Belarus, Russia, Kazakhstan and Ukraine, have periodically experienced high rates of inflation. Periods of higher inflation may slow economic growth in those countries and as a result negatively impact the business of our existing clients and decrease demand for our services. We do not rely on borrowed funds for operations in those locations; therefore, increases in interest rates typical for inflationary environments do not currently pose a risk to our business. Inflation may increase some of our expenses such as wages.
While inflation may impact our results of operations and financial condition and it is difficult to accurately measure the impact of inflation, we believe the effects of inflation on our results of operations and financial condition are not significant.
Results by Business Segment
Our operations consist of four reportable segments: North America, Europe, Russia and Other. There were no operations in the Other segment for the periods presented. The segments represent components of EPAM for which separate financial information is available and is used on a regular basis by our chief executive officer, who is also our chief operating decision maker to determine how to allocate resources and evaluate performance. Our CODM makes business decisions based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each reportable segment have similar characteristics and are subject to similar factors, pressures and challenges as we use globally integrated support organizations to realize economies of scale and efficient use of resources. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses and facilities costs. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount. Certain expenses that are not controllable at the segment level are not allocated to specific segments and such expenses are reported as deductions against the Company’s total income from operations.

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
Segment revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, and Russia reportable segments for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Segment revenues:
North America	$206,389	$161,655	$578,717	$466,255
Europe	157,446	126,265	431,472	349,834
Russia	14,455	10,434	41,825	31,056
Total segment revenues	$378,290	$298,354	$1,052,014	$847,145
Segment operating profit:
North America	$45,529	$34,699	$126,243	$103,693
Europe	25,984	19,548	66,453	49,793
Russia	1,685	1,208	7,129	5,244
Total segment operating profit	$73,198	$55,455	$199,825	$158,730
North America Segment
During the three months ended September 30, 2017, revenues for the North America segment increased $44.7 million, or 27.7%, compared to the same period last year and segment operating profits increased $10.8 million, or 31.2%, compared to the same period last year. During the three months ended September 30, 2017, revenues from our North America segment were 54.6% of total segment revenues, an increase from 54.2% reported in the corresponding period of 2016. As a percentage of North America segment revenues, the North America segment’s operating profit increased to 22.1% during the third quarter of 2017 from 21.5% in the third quarter of 2016.
During the nine months ended September 30, 2017, revenues for the North America segment increased $112.5 million, or 24.1%, compared to the same period last year and segment operating profit increased $22.6 million, or 21.7%, compared to the same period last year. During the nine months ended September 30, 2017 and 2016, revenues from our North America segment were 55.0% of total segment revenues. As a percentage of North America segment revenues, the North America segment’s operating profit decreased to 21.8% during the nine months ended September 30, 2017 from 22.2% in the corresponding period of 2016.
Within the segment, revenue growth in the Media and Entertainment and Emerging verticals was the strongest during the three and nine months ended September 30, 2017.
Europe Segment
During the three months ended September 30, 2017, Europe’s segment revenues were $157.4 million, representing an increase of $31.2 million, or 24.7%, from the same period last year. During the three months ended September 30, 2017 and 2016, Europe’s segment revenues accounted for 41.6% and 42.3% of total segment revenues, respectively. Compared to the third quarter of 2016, the segment’s operating profit increased $6.4 million, or 32.9%, to $26.0 million.
During the nine months ended September 30, 2017, revenues from our Europe segment were 41.0% of total segment revenues and represented an increase of $81.6 million, or 23.3%, over the corresponding period of 2016. During the nine months ended September 30, 2017, segment operating profit was $66.5 million, an increase of $16.7 million, or 33.5%, compared to the same period of 2016. For the first nine months of 2017, although the Financial Services vertical remained our largest vertical, most of the growth in the segment came from the Travel and Consumer, Media and Entertainment, Software and Hi-Tech, and Emerging verticals.

Russia Segment
During the three months ended September 30, 2017, revenues from our Russia segment accounted for 3.8% of total segment revenues, and segment revenues increased $4.0 million, or 38.5%, as compared to the corresponding period last year. During the three months ended September 30, 2017, operating profit of the Russia segment was $1.7 million, representing an increase of $0.5 million, or 39.5%, as compared to the corresponding period last year.
During the nine months ended September 30, 2017, revenues from our Russia operating segment increased $10.8 million, or 34.7%, and operating profits increased $1.9 million, or 35.9%, as compared to the same period of 2016.
Liquidity and Capital Resources
Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. As of September 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $512.5 million and $273.7 million of available borrowings under our revolving line of credit.
The Company’s U.S. operations historically have generated and are expected to continue to generate substantial cash flows. In the United States, we believe the combination of our cash on hand, cash inflows and ability to borrow under the existing debt arrangements continues to be sufficient to fund our current domestic operations and obligations. Additionally, we believe we have access to the credit and equity markets and could borrow additional funds under acceptable terms and conditions or raise additional capital through an equity transaction.
Many of our operations are conducted outside the United States and significant portions of our total cash are held internationally. As of September 30, 2017, $386.0 million of our cash and cash equivalents, time deposits and restricted cash was held outside the United States and of this amount, $183.7 million was held in U.S. dollar denominated accounts in Belarus. As of September 30, 2017, our Cyprus subsidiary had a balance of $29.5 million U.S. dollars held in the United Kingdom. Our subsidiaries in the CIS and APAC regions had a total of $8.4 million of cash and cash equivalents, time deposits and restricted cash balances denominated in currencies other than U.S. dollars.
The cash and cash equivalents held at locations outside of the United States are for future operating needs and we have no intention of repatriating those funds. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances and we may decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $385.0 million would be subject to foreign withholding taxes, of which $329.0 million would also be subject to U.S. corporate income tax.
Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate at which our cash flows increase, our continued intent not to repatriate earnings from outside of the U.S. and the availability of public and private debt and equity financing. To the extent we pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016 (1)
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$123,980	$111,166
Net cash (used in) provided by investing activities	(24,014)	3,110
Net cash provided by financing activities	40,216	16,398
Effect of exchange rate changes on cash and cash equivalents	10,286	504
Net increase in cash and cash equivalents	150,468	131,178
Cash and cash equivalents, beginning of period	362,025	199,449
Cash and cash equivalents, end of period	$512,493	$330,627

(1)	Prior period amounts have not been adjusted for the impact of the adoption of ASU 2016-09, as permitted by the standard.
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2017 increased by $12.8 million, compared to the corresponding period of 2016 primarily driven by the increase in net income in the period.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2017 was $24.0 million compared to $3.1 million provided in the same period in 2016. During the first nine months of 2017, cash outflow was primarily attributed to capital expenditures, which decreased by $3.1 million compared to the same period last year. Cash inflows during the first nine months of 2016 included a $30.0 million increase in cash upon maturity of certain time deposits.
Financing Activities
Net cash provided by financing activities increased to $40.2 million in the first nine months of 2017 compared to $16.4 million in the same period of 2016. During the first nine months of 2017, net cash inflow from the exercises of stock options by our personnel under our long-term incentive plans was $44.3 million, an increase of $28.5 million over $15.9 million recorded during the same period last year.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our significant fixed and determinable contractual obligations as of September 30, 2017.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$121,494	$36,406	$42,403	$23,375	$19,310
Long-term debt obligation (1)	27,538	556	1,080	25,902	—
Long-term incentive plan payouts(2)	27,782	8,087	16,090	3,605	—
Total contractual obligations	$176,814	$45,049	$59,573	$52,882	$19,310

(1)
We estimate our future obligations for interest on our floating rate 2017 Credit Facility by assuming the weighted average interest rates in effect on each floating rate debt obligation at September 30, 2017 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the 2017 Credit Facility, we assume that the balance outstanding as of September 30, 2017 remains the same for the remaining term of the agreement. The actual balance outstanding under our 2017 Credit Facility may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)
We estimate our future obligations for long-term incentive plan payouts by assuming the price per share of our common stock in effect at
September 30, 2017 remains constant into the future. This is an estimate as actual prices will vary over time.

Letters of credit
As of September 30, 2017, we had two irrevocable standby letters of credit totaling $1.3 million under the 2017 Credit Facility, which are required to secure commitments for certain insurance policies and office rent. The letters of credit expire on April 27, 2018 and August 20, 2018 with a possibility of automatic extension for an additional period of one year from the present or any future expiration date.
Future Capital Requirements
We believe that our existing cash and cash equivalents combined with our expected cash flow from operations will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors. To the extent that existing cash and cash equivalents and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise additional funds on favorable terms or at all.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in concentration of credit risks, interest rates and foreign currency exchange rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.
Concentration of Credit and Other Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and unbilled revenues.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of September 30, 2017, $225.8 million of total cash was held in CIS countries, of which $183.8 million was held in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of September 30, 2017, unbilled revenues from one customer, Expedia, individually exceeded 10% and accounted for 10.9% of our unbilled revenues. As of September 30, 2017, accounts receivable from one customer, UBS AG, individually exceeded 10% and accounted for 10.5% of our accounts receivable as of September 30, 2017.
There were no customers that accounted for more than 10% of total revenues during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, revenues from one customer, UBS AG, were $35.1 million and $106.9 million, respectively, and accounted for more than 10% of total revenues. Indicated revenues include reimbursable expenses.
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
Impact from foreign exchange was slightly unfavorable during the quarter ended September 30, 2017 and resulted in a loss of $0.1 million for the quarter compared to a loss of $1.7 million reported in the corresponding period last year. For the nine months ended September 30, 2017, foreign exchange loss decreased $3.8 million to $1.5 million compared to the same period in 2016. The improvement in foreign exchange impact was primarily driven by movements in exchange rates relative to local currencies in our foreign operations, particularly Russian rubles and British pounds.
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
During the third quarter of 2017, we reported revenue growth of 26.6% over the third quarter of 2016. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2016, we would have reported revenue growth of 24.6%. The currency impact was primarily related to the depreciation of the British pound and, to a lesser extent, the euro relative to the U.S. dollar, partially offset by the appreciation of the Russian ruble.
During the quarter ended September 30, 2017, approximately 36.4% of consolidated revenues and 40.9% of operating expenses were denominated in currencies other than the U.S. dollar. We are monitoring the developments relating to Brexit as we have a significant operating presence in the U.K. and collect revenues and incur expenses in currencies that may be affected.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, these officers have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in “Part I. Item 1A.Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Date: November 6, 2017

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)