Form 10-K
period 2017-12-31
EPAM Systems, Inc.
filed 2018-02-27
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,178 million based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.
The number of shares of common stock, $0.001 par value, of the registrant outstanding as of February 12, 2018 was 53,039,832 shares.
 DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for its 2018 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2017. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017
In this annual report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
“EPAM” is a trademark of EPAM Systems, Inc. “CMMI” is a trademark of the Software Engineering Institute of Carnegie Mellon University. “ISO 9001:2015” and “ISO 27001:2013” are trademarks of the International Organization for Standardization. “ISAE” is a trademark of the International Federation of Accountants. All other trademarks and servicemarks used herein are the property of their respective owners.
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

PART I
Item 1. Business
Company Background
We are a leading global provider of software product development and digital platform engineering services to clients located around the world, primarily in North America, Europe, Asia and Australia. With a strong focus on innovative and scalable software solutions and a continually evolving mix of advanced capabilities, we leverage industry standard and custom developed technology, tools and platforms to deliver results for the most complex business challenges. We focus on building long-term partnerships with clients in industries such as financial services, travel and consumer, software and hi-tech, media and entertainment, life sciences and healthcare, as well as other emerging industries.
Our work with global leaders in enterprise software platforms and emerging technology companies has allowed us to develop vertical-specific domain expertise. Our culture of innovation, technology leadership, process excellence and high-quality project delivery has helped us continue to build a strong reputation in the marketplace.
Our historical core competency, software development and product engineering services created our foundation for the evolution of our other offerings, which include advanced technology software solutions, intelligent enterprise services and digital engagement. Our strategic acquisitions have further expanded our global footprint and service offering portfolio, including our capabilities in the healthcare and financial services industries, digital strategy and design, consulting and test automation. We expect our strategic acquisitions will continue to enable us to offer a broader range of services to our clients from a wider variety of locations.
Our Services
Our service offerings cover the full software product development lifecycle from digital strategy and customer experience design to enterprise application platforms implementation and program management services and from complex software development services to maintenance, support, custom application development, application testing, and infrastructure management. We meet the standards of ISAE 3402 Type 2, ISO 27001:2013 and ISO 9001:2015, and these certifications provide our clients with third-party verification of our information security, quality management and general controls practices.
We also work closely with leading companies in other industries to enable our clients to better leverage technology and address the simultaneous pressures of driving value for the consumer and offering a more engaging experience. Our digital strategy and experience design practice provides strategy, design, creative and program management services for clients looking to improve their customer experience. We offer deep expertise across several domains including business-to-business and business-to-consumer e-commerce, customer/partner self-service, employee portals, online merchandising and sales, web content management, mobile solutions and billing.
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
Custom Application Development Services
We offer complete custom application development services to meet the requirements of businesses with sophisticated needs not adequately supported by packaged applications or by existing custom solutions. Our custom application development services leverage our experience in software product development as well as our industry expertise, prebuilt application solution frameworks and specific software product assets. Our range of services includes business and technical requirements analysis, user experience design, solution architecture creation and validation, development, component design and integration, quality assurance and testing, deployment, performance tuning, support and maintenance, legacy applications re-engineering/refactoring, porting and cross-platform migration and documentation.

Application Testing Services
We maintain a dedicated group of testing and quality assurance professionals with experience across a wide range of technology platforms and industry verticals. Our Quality Management System complies with global quality standards such as ISO 9001:2015 and we employ industry-recognized and proprietary defect tracking tools to deliver a comprehensive range of testing services. Our application testing services include: (i) software application testing, including test automation tools and frameworks; (ii) testing for enterprise IT, including test management, automation, functional and non-functional testing, as well as defect management; and (iii) consulting services focused on helping clients improve their existing software testing and quality assurance practices.
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
Infrastructure Management Services
We offer infrastructure management services to address clients’ increased need for tighter enterprise integration between software development, testing and maintenance with private, public and mobile infrastructures. We have significant expertise in implementing large infrastructure monitoring solutions, providing real-time notification and control from the low-level infrastructure up to and including applications. Our solutions cover the full lifecycle of infrastructure management including application, database, network, server, storage and systems operations management, as well as incident notification and resolution.
Enterprise Information Management
We build enterprise technologies that offer smarter analytics, improve business processes, and result in greater operational excellence. Our global delivery framework and industry-specific blueprints allow us to meet the needs of our clients’ enterprises and build business application platforms and their components in areas including customer relationship management, sales automation, enterprise resource planning, enterprise content management, business intelligence and cloud management. We deploy the platforms and services that enable data-driven business decisions by turning data into intelligence. Our agile engineering expertise allows us to offer services around business process management, enterprise content management and more, including requirements analysis and platform selection, deep and complex customization, cross-platform migration, implementation and integration, as well as support and maintenance. We use our experience, custom tools and specialized knowledge to integrate our clients’ chosen application platforms with their internal systems and processes and to create custom solutions filling the gaps in their platforms’ functionality necessary to address the needs of the clients’ users and customers.
Our Vertical Markets
Strong vertical-specific knowledge, backed by extensive experience merging technology with the business processes of our clients, allows us to deliver tailored solutions to various industry verticals. We have categorized our customers into five main industry verticals and a group of emerging verticals.
Financial Services. We have significant experience working with global investment banks, firms, and brokerages, commercial and retail banks, credit card companies, wealth management institutions, depositories, corporate treasuries, pension funds, and market data providers. We assist these clients with challenges stemming from new regulations, compliance requirements, customer-based needs and risk management. Our financial services domain experts have been recognized with industry awards for engineering and deploying unique applications and business solutions that facilitate growth, competitiveness, and customer loyalty while driving cost efficiency for global financial institutions.
Travel and Consumer. Our capabilities span a range of platforms, applications and solutions that businesses in travel and hospitality use to serve their customers, capture management efficiencies, control operating expenses and grow revenues. Some of the world’s leading airlines, hotel providers and travel agencies rely on our knowledge in creating high-quality tools for operating and managing their business. Within this vertical, we also serve global, regional and local retailers, online retail brands, consumer goods manufacturers and distributors and online marketplaces. We deliver a wide range of services to retail and eCommerce clients from complex system modernizations to leading edge innovations in multi-channel sales and distribution. We have transformed organizations to use technology to expand and revolutionize their business models. Our services directly impact the consumer experience of our clients’ brands, and allow our clients to reach more consumers.

Software and Hi-Tech. Our core competency is in providing complex software product development services to meet software and technology companies’ constant need for innovation and agility. We help some of the most prominent software brands in the world build, what we believe to be, the best software. Through our extensive experience with many industry leaders in Hi-Tech R&D, software engineering and integration, we have developed proprietary internal processes, methodologies and IT infrastructure, which give us an edge when it comes to serving customers in the Hi-Tech and Software Product markets. Our services span the complete software development lifecycle for software product development using our comprehensive development methodologies, testing, performance tuning, deployment, maintenance and support.
Media and Entertainment. We help our media and entertainment clients build products and solutions for all modern platforms including web media streaming and mobile information delivery. Our solutions help clients develop new revenue sources, accelerate the creation, collection, packaging and management of content and reach broader audiences. We serve varied clients in this vertical including search engine providers, entertainment media, news providers, broadcasting companies, financial information providers, content distributors, knowledge management organizations and advertising networks.
Life Sciences and Healthcare. We help our customers in the Healthcare industry respond to changing regulatory environments and improve the quality of care while managing the cost of care. Our professionals deliver an end-to-end experience that includes strategy, architecture, development and managed services to clients ranging from the traditional healthcare providers to innovative startups. In the Life Sciences category, we partner with global pharmaceutical, medical technology and biotechnology companies to deliver sophisticated scientific informatics and innovative enterprise technology solutions. Our personnel in Life Sciences leverage their vast technology expertise to offer deep scientific and mathematical knowledge to broad-based initiatives. Our Life Sciences solutions enable clients to speed research and accelerate time-to-market while improving collaboration, knowledge management and operational excellence.
We also serve the diverse technology needs of clients in the energy, telecommunications, automotive and manufacturing industries, as well as government clients. These clients are included in our Emerging verticals which are further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report.
Clients
Our clients primarily consist of Forbes Global 2000 corporations located in North America, Europe, CIS and APAC. We maintain a geographically diverse client base with 58.0% of our 2017 revenues derived from clients located in North America, 35.2% from clients in Europe, 4.7% from clients in the CIS and 2.1% from our clients in APAC. Our sustained growth and increased capabilities are furthered by both organic growth and strategic acquisitions. We continually evaluate potential acquisition targets that can expand our vertical-specific domain expertise, geographic footprint, service portfolio, client base and management expertise.
Our focus on delivering quality to our clients is reflected by an average of 94.9% and 85.7% of our revenues in 2017 coming from clients that had used our services for at least one and two years, respectively. We have long-standing relationships with many of our top customers, however, we remain committed to diversifying our client base and we expect client concentration from our top clients to continue to decrease over the long-term. The following table shows revenues from the top five and ten customers in the respective year as a percentage of revenues for that year:

	% of Revenues for Year Ended December 31,
	2017	2016	2015
Top five clients	24.0%	28.4%	32.8%
Top ten clients	33.9%	38.4%	44.1%
The following table shows the distribution of our clients by revenues for the periods presented:

	Year Ended December 31,
Revenues Greater Than or Equal To	2017	2016	2015
$0.1 million	460	431	365
$0.5 million	316	266	211
$1 million	232	182	136
$5 million	63	45	33
$10 million	26	19	14
$20 million	10	7	7

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report for additional information related to revenue.
See Note 17 “Segment Information” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding long-lived assets and client revenue by geographic location as well as financial information related to our reportable segments.
Sales and Marketing
Our sales and marketing efforts support our business strategy to increase revenues from new and existing clients through our senior management, sales and business development staff, account managers, and technical specialists. We maintain a dedicated sales force and a marketing team, which coordinates corporate-level branding efforts such as participation in and hosting of industry conferences and events and sponsorship of programming competitions.
Given our focus on providing technical solutions to our clients’ complex challenges, our IT professionals play an integral role in engaging with clients on potential business opportunities. Our account managers maintain direct client relationships and are tasked with identifying new business opportunities and responding to requests-for-proposals (“RFPs”). Account managers typically engage technical and other specialists when pursuing opportunities. This sales model has been effective in promoting repeat business and growth from within our existing client base.
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
Our Delivery Model
We believe the development of a robust global delivery model creates a key competitive advantage, enabling us to better understand and meet our clients’ diverse needs and to provide a compelling value proposition. We serve clients through on-site, off-site and offshore locations across the world in Belarus, Ukraine, Russia, Hungary, Poland, India, China, Kazakhstan, Mexico, Bulgaria, Armenia, Czech Republic, Slovakia, the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Netherlands, the United Arab Emirates, Singapore, Hong Kong, Austria, Spain, Ireland and Australia. Our delivery centers are located strategically to offer a strong, diversified and cost-effective delivery platform to serve clients across North America, Europe and APAC. Our largest delivery centers are located in Belarus, Russia and Ukraine. We continuously grow our delivery platform both organically and through acquired delivery centers and client management locations. Our revenue generating personnel numbered 22,998 as of December 31, 2017.
As of December 31, 2017 we had 7,372 IT professionals located in Belarus. The majority of these IT professionals are located in Minsk, the capital of Belarus, which is well-positioned to serve as a prime IT outsourcing destination given its strong industrial base and established educational infrastructure. Furthermore, the IT industry in Belarus has been strongly supported by its government, which has taken steps to encourage investment in the IT sector through long-term tax incentives.
Our locations in Ukraine and Russia offer many of the same benefits as Belarus, including educational infrastructure, availability of qualified software engineers and government support of the IT industry. As of December 31, 2017, we had 4,818 IT professionals in Ukraine and 3,802 IT professionals in Russia. Our delivery model has not been materially affected by the political and economic uncertainty in Russia or Ukraine to date.
Our other significant locations with IT professionals are Hungary with 1,460, the United States with 1,316, Poland with 1,167, India with 822 and China with 509 as of December 31, 2017.
Human Capital
Attracting and retaining employees is a key factor in our ability to grow our revenues and meet our clients’ needs. We have dedicated full-time employees that oversee all aspects of our human capital management process including a professional talent acquisition team whose objective is to locate and attract qualified and experienced IT professionals within various EPAM locations. It is critical that we effectively plan our short-term and long-term recruitment needs and deploy the necessary personnel and processes to optimize utilization and quickly satisfy the demands of our clients. As our business grows, we also focus on hiring and retaining individuals with appropriate skills to fill our executive, finance, legal, HR and other key management positions.

At December 31, 2017, 2016 and 2015, we had a total of 25,962, 22,383 and 18,354 employees, respectively. Of these employees, as of December 31, 2017, 2016 and 2015, respectively, 22,998, 19,670 and 16,078 were revenue generating IT professionals.
In our competitive industry, the ability to hire and retain highly-skilled information technology professionals is critical to our success. We believe the quality of our employees serves as a key point of differentiation in how we deliver a superior value proposition to our clients. To attract, retain and motivate our IT professionals, we offer a challenging work environment, ongoing skills development initiatives, attractive career advancement, and promotion opportunities thus providing an environment and culture that rewards entrepreneurial initiative and performance.
Historically, we developed our base of IT professionals by hiring highly-qualified, experienced IT professionals from the CIS and CEE regions and by recruiting students from the regions’ leading universities. The quality and academic prestige of the CIS and CEE educational systems are renowned worldwide and we have strong relationships with the leading institutions in these geographies. We have established EPAM delivery centers near many of these university campuses. Our ongoing involvement with these universities includes supporting EPAM-branded research labs, developing training courses, providing teaching equipment, actively supporting curriculum development and engaging students to identify their talents and interests. Our relationships with these technical institutions provide us access to a highly-qualified talent pool.
We believe that we maintain a good working relationship with our employees and our employees have not entered into any collective bargaining agreements (other than broad industry-wide agreements as required in certain countries in Europe and Mexico) or engaged in any labor disputes.
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
Quality and Process Management
We have invested resources in developing a proprietary suite of internal applications and tools to manage all aspects of our delivery process. These applications and tools are targeted to reduce costs and security risks, while providing control and visibility across all project lifecycle stages both internally and to our clients. In addition, these applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions to global clients, further strengthening our relationships with them.
We are an ISAE 3402 Type 2 certified IT services provider. This certification is a widely recognized auditing standard developed by the American Institute of Certified Public Accountants and it serves as additional assurance to our clients regarding the control environment and the security of their sensitive data. Furthermore, this is an important certification for firms in data and information-intensive industries, as well as any organization that is subject to the internal controls certification requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Our ISAE 3402 Type 2 certification, in addition to our multiple ISO 27001:2013 and ISO 9001:2015 attestations, underscores our focus on establishing stringent security standards and internal controls.
Our proprietary ISO 9001:2015 and CMMI-certified Quality Management System has been documented, implemented and maintained to ensure the timely delivery of software development services to our clients. We have also developed sophisticated project management techniques facilitated through our Project Management Center, a web-based collaborative environment for software development, which we consider critical to meeting or exceeding the service levels required by our clients.

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
We face competition primarily from Accenture, Atos Origin, Capgemini, Cognizant Technology Solutions, Deloitte Digital, DXC Technology, Exlservice, Genpact, GlobalLogic, Globant S.A., HCL Technologies, HP Enterprise, IBM Global Services, Infosys Technologies, Luxoft Holding, Inc., Mindtree, Syntel, Inc., Perficient, Tata Consultancy Services, Virtusa Corporation, and Wipro, among others. Additionally, we compete with numerous smaller local companies in the various geographic markets in which we operate.
We believe that our focus on complex software product development solutions, our technical employee base, and the development and continuous improvement in process methodologies, applications and tools position us well to compete effectively in the future.
Intellectual Property
Protecting our intellectual property rights is important to our business. We have invested, and will continue to invest, in research and development to enhance our domain knowledge and create complex, specialized solutions for our clients. We rely on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We require our employees, vendors and independent contractors to enter into written agreements upon the commencement of their relationships with us, which assign to us all intellectual property and work product made, developed or conceived by them in connection with their employment with us. These agreements also provide that any confidential or proprietary information disclosed or otherwise made available by us remains confidential.

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
We make certain filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports. We make such filings available free of charge through the Investor Relations section of our website, http://investors.epam.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. In addition, these filings are available on the internet at http://www.sec.gov. Our press releases and most recent investor presentation are also available on our website. The information on our website does not constitute a part of this annual report.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully review the following discussion of the most significant risk factors applicable to us, which we have listed below and are not necessarily in order of importance or probability of occurrence. Additionally, forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. See “Special Note Regarding Forward-Looking Statements”.
Risks Relating to Our Business
We may be unable to effectively manage our rapid growth or achieve anticipated growth, which could place significant strain on our management personnel, systems and resources.
We have experienced rapid growth and significantly expanded our business over the past several years, both organically and through acquisitions. Our rapid growth has placed, and will continue to place, significant demands on our management and our administrative, operational and financial infrastructure. Continued expansion increases the challenges we face in:

•	recruiting, training and retaining sufficiently skilled IT professionals and management personnel;

•	adhering to and further improving our high-quality process execution standards and maintaining high levels of client satisfaction;

•	managing a larger number of clients in a greater number of industries and locations;

•	maintaining effective oversight of personnel and delivery centers;

•	coordinating effectively across geographies and business units to execute our strategic plan; and

•	developing and improving our internal administrative, operational and financial infrastructure.
Moreover, we intend to continue our expansion for the foreseeable future and pursue available opportunities. As we introduce new services or enter into new markets, we may face new market, technological, operational, compliance and administrative risks and challenges. As a result of these challenges associated with expansion, we may not be able to achieve our anticipated growth and our business, prospects, financial condition and results of operations could be materially adversely affected.

Our failure to successfully attract, train and retain new IT professionals with the qualifications necessary to fulfill the needs of our existing and future clients could materially adversely affect our ability to provide high quality services to those clients.
The ability to hire and retain highly-skilled information technology professionals is critical to our success. To maintain and renew existing engagements and obtain new business, we must attract, train and retain skilled IT professionals, including those with management experience. Competition for IT professionals can be intense in the markets where we operate. If we are unable to hire or retain all of the IT professionals necessary to meet our ongoing and future business needs, we may have to forgo projects due to lack of resources.
A significant increase in the attrition rate among IT professionals with specialized skills could decrease our operating efficiency and productivity and could lead to a decline in demand for our services. In addition, any reductions in headcount for economic or business reasons, however temporary, could negatively affect our reputation as an employer, and our ability to hire IT professionals to meet our business requirements may suffer.
Increases in wages for our IT professionals and other compensation expense could prevent us from sustaining our competitive advantage and result in dilution to our stockholders.
Wage costs for IT professionals in CIS, CEE and APAC, and certain other geographies in which we operate are lower than comparable wage costs in more developed countries. However, wage costs in the service industry in these countries may increase at a faster rate than in the past, which ultimately may make us less competitive unless we are able to increase the efficiency and productivity of our IT professionals. Wage inflation may also increase our cost of providing services and reduce our profitability.
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
Our profitability is significantly impacted by our utilization and productivity levels of fixed-cost resources, such as our professionals as well as other resources such as computers and office space. Our ability to manage our utilization levels depends significantly on our ability to hire and train high-performing IT professionals, to plan effectively for future needs, to staff projects appropriately, and on the general economy and its effect on our clients and their business decisions regarding the use of our services. If we experience a slowdown or stoppage of work for any client or on any project for which we have dedicated IT professionals or facilities, we may not be able to reallocate these IT professionals and facilities to other clients and projects to keep their utilization and productivity levels high. If we are not able to maintain optimal resource utilization levels without corresponding cost reductions or price increases, our profitability will suffer.
Our global business exposes us to operational and economic risks.
We are a global company with substantial international operations. Our revenues from clients outside North America represented 42.0%, 42.2% and 46.4% of our revenues including reimbursable expenses and other revenues for 2017, 2016 and 2015, respectively. The majority of our personnel, along with our development and delivery centers, are located in the CIS and CEE. The global nature of our business creates operational and economic risks.

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
Our business may be negatively affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or manmade disasters, including famine, flood, fire, earthquake, storm or disease. Such events may cause clients to delay their decisions on spending for IT services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could materially adversely affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified IT professionals, these events could make it difficult or impossible for us to deliver services to our clients. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled IT professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.
Emerging markets are subject to greater risks than more developed markets, including significant legal, economic, tax and political risks.
We have significant operations in CIS and CEE countries, India and other Asian countries, which are generally considered to be emerging markets. Emerging markets are vulnerable to market downturns and economic slowdowns elsewhere in the world and are subject to greater risks than more developed markets, including those that may result from foreign laws and regulations, the potential imposition of trade or foreign exchange restrictions or sanctions, tax increases, fluctuations in exchange rates, inflation, unstable political and military situations, labor issues, and less established legal systems. The economies of certain countries where we operate have experienced periods of considerable instability and have been subject to abrupt downturns. Such economic instability and any future deterioration in the international economic situation could materially adversely affect our business, financial condition and results of operations.

Our operations may be adversely affected by ongoing conflict in Ukraine.
Continuing military activities in Ukraine have combined with Ukraine’s weak economic conditions to fuel ongoing economic uncertainty in Ukraine, Russia and other markets. The European Union, United States and other nations have imposed, and may continue imposing further, economic sanctions, including specific sanctions on certain Russian entities (specifically in the energy, defense and financial sectors). Prolonged political instability in Ukraine, sanctions against Russia and Russia’s potential response to such sanctions could have a material adverse effect on our operations. We have delivery centers in the Ukraine employing 4,818 IT professionals as of December 31, 2017, none of which are located in the most volatile regions of Eastern Ukraine. We also have delivery centers in Russia, employing 3,802 IT professionals as of December 31, 2017 located in various cities including Moscow and St. Petersburg. To date we have not experienced any interruption in our office infrastructure, utility supply or Internet connectivity needed to support our clients. We continue to monitor the situation closely. Our contingency plans include relocating work and/or personnel to other locations and adding new locations, as appropriate.
The U.S. Congress and Trump administration may make substantial changes to fiscal, political, regulatory and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.
Changes in general economic or political conditions in the United States or other regions could adversely affect our business. For example, the administration under President Donald Trump has indicated that it may propose significant changes with respect to a variety of issues, including international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, immigration laws, and corporate governance laws, that could have a positive or negative impact on our business.
We do not have long-term commitments from our clients, and our clients may terminate contracts before completion or choose not to renew contracts. A loss of business from significant clients could materially affect our results of operations.
Our ability to maintain continuing relationships with our major clients is essential to the growth and profitability of our business. However, the volume of work performed for any specific client is likely to vary from year to year, especially since we generally are not our clients’ exclusive IT services provider and we generally do not have long-term commitments from clients to purchase our services. The ability of our clients to terminate engagements with or without cause makes our future revenues uncertain. Although a substantial majority of our revenues are generated from clients who also contributed to our revenues during the prior year, our engagements with our clients are typically for projects that are singular in nature. Therefore, we must seek to obtain new engagements when our current engagements end.
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
We face a number of risks when pricing our contracts and setting terms with our clients. Our pricing is highly dependent on our internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange volatility), and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Our pricing and cost estimates for the work that we perform may include anticipated long-term cost savings that we expect to achieve and sustain over the life of the contract. Because of these inherent uncertainties, we may underprice our projects (particularly with fixed-price contracts), fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable. Moreover, if we are not able to pass on to our clients increases in compensation costs (whether driven by competition for talent or ordinary-course pay increases) or charge premium prices when justified by market demand or the type of service, our profitability may suffer.
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
Our ability to successfully manage large and complex projects depends significantly on the skills of our management personnel and IT professionals. In addition, large and complex projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. Such cancellations or delays may make it difficult to plan our project resource requirements. If we fail to successfully obtain engagements for large and complex projects, we may not achieve our revenue growth and other financial goals. Even if we are successful in obtaining such engagements, failure to effectively manage these large and complex projects could damage our reputation, cause us to lose business, compress our margins and adversely affect our business and results of operations.

We face risks associated with having a long selling and implementation cycle for our services that require us to make significant resource commitments prior to realizing revenues for those services.
We have a long selling cycle for our IT services. Before potential clients commit to use our services, they require us to expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to select another IT service provider or in-house resources to perform the services and the timing of our clients’ budget cycles and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenues and our revenue growth. For certain clients, we may begin work and incur costs prior to executing a contract. A delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement, or to complete certain contract requirements in a particular quarter, could reduce our revenues in that quarter.
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
If we are unable to collect our receivables from, or bill our unbilled services to our clients, our results of operations and cash flows could be materially adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. There is no guarantee that we will accurately assess the creditworthiness of our clients. If our clients suffer financial difficulties, it could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. We usually bill and collect on relatively short cycles. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be materially adversely affected.
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
Current or prospective clients may elect to perform certain services themselves or may be discouraged from transferring services from onshore to offshore IT services providers, which could seriously harm our ability to compete effectively with competitors that provide services from within the countries in which our clients operate.
Some of our present and potential competitors may have substantially greater financial, marketing or technical resources, therefore, we may be unable to retain our clients while competing against such competitors. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could materially adversely affect our business. Client buying patterns can change if clients become more price sensitive and accepting of low-cost suppliers with less emphasis on quality.
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

However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients and employees, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about our company, even if untrue, could adversely affect our business. In particular, damage to our reputation could be challenging to repair, could make potential or existing clients reluctant to select us for new engagements, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the EPAM brand name and could reduce investor confidence in us.
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
In the ordinary course of business, we have access to collect, store, process, and transmit sensitive or confidential data, including intellectual property, our proprietary business information and that of our clients, and personally identifiable information of our clients and employees, in our data centers and on our networks. Physical security and the secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to human error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, misappropriated, lost or stolen. Such a breach or disruption could also disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, as well as require us to expend significant resources to protect against further breaches and to rectify problems caused by these events. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under applicable laws, and regulatory penalties and could adversely affect our business, revenues and competitive position.

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
If our IT professionals make errors in the course of delivering services to our clients or fail to consistently meet the service requirements of a client, these errors or failures could disrupt the client’s business, which could result in a reduction in our revenues or a claim for substantial damages against us, and could also result in a client terminating our engagement. Any failure in a client’s system or breach of security relating to the services we provide to the client could damage our reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure. The assertion of one or more large claims against us, whether or not successful, could materially adversely affect our reputation, business, financial condition and results of operations.
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
Part of our expansion strategy includes strategic acquisitions. These transactions involve significant challenges, including the risk that an acquisition does not advance our business strategy, that we do not achieve a satisfactory return on our investment, that we are unable to successfully integrate an acquired company’s employees, client relationships and operations, and that the transactions divert significant management attention and financial resources from our ongoing business. These challenges could disrupt our ongoing business and increase our expenses, including causing us to incur significant one-time expenses and write-offs, and making it more difficult and complex for our management to effectively manage our operations. If we are not able to successfully integrate an acquired entity and its operations and to realize the benefits envisioned for such acquisition, our overall growth and profitability plans may be adversely affected.

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
The determination of our provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by authorities in various jurisdictions. If a tax authority in any jurisdiction reviews any of our tax returns and proposes an adjustment, including, but not limited to, a determination that the transfer prices and terms we have applied are not appropriate, such an adjustment could have a negative impact on our business.

The ongoing effects of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Act”) and the refinement of provisional estimates could make our results difficult to predict.
Our effective tax rate may fluctuate in the future as a result of the U.S. Tax Act, which was enacted on December 22, 2017. The U.S. Tax Act introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the U.S. Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the U.S. Tax Act.
Due to the timing of the enactment and the complexity involved in applying the provisions of the U.S. Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of the U.S. Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the U.S. Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.
Our operating results may be negatively impacted by the loss of certain tax benefits provided by the governments of Belarus and other countries to companies in our industry.
Our subsidiary in Belarus is a member of the Belarus Hi-Tech Park, in which member technology companies are 100% exempt from Belarusian income tax (which as of the date of this annual report was 18%) and from the value added tax until 2049 and taxed at other reduced rates on a variety of other taxes. Our subsidiary in Russia benefits from a substantially reduced rate on social contributions and an exemption on value added tax in certain circumstances, which is a benefit to qualified IT companies in Russia. If these tax benefits are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our effective income tax rate and/or our operating expenses would increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Income Taxes.”
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
Banking and other financial systems in the CIS are less developed and regulated than in some more developed markets, and legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Banks in the CIS generally do not meet the banking standards of more developed markets, and the transparency of the banking sector lags behind international standards. Furthermore, in Russia, Belarus and other CIS countries, bank deposits made by corporate entities generally are not insured. As a result, the banking sector remains subject to periodic instability. A banking crisis, or the bankruptcy or insolvency of banks through which we receive or with which we hold funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region, which could materially adversely affect our business and financial condition.
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
We require our employees and independent contractors to enter into written agreements with us upon the commencement of their relationship with us, which assign to EPAM all intellectual property and work product made, developed or conceived by them in connection with their employment or engagement with us. These agreements also provide that any confidential or proprietary information disclosed or otherwise made available by us be kept confidential. We also enter into confidentiality and non-disclosure agreements with our clients and certain vendors; however, these agreements may not fully protect our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. Reverse engineering, unauthorized copying or other misappropriation of our and our clients’ proprietary technologies, tools and applications could enable third parties to benefit from our or our clients’ technologies, tools and applications without paying us for doing so, and our clients may hold us liable for that act and seek damages and compensation from us, which could harm our business and competitive position.
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
As a company with international operations, we are subject to many laws and regulations restricting our operations, including activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions imposed by the Office of Foreign Assets Control, or OFAC, or other international sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. We are subject to the FCPA, which prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and anti-bribery and anti-corruption laws in other countries. We operate in many parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.

We have a compliance program with controls and procedures designed to ensure our compliance with the FCPA, OFAC sanctions, and other sanctions, laws and regulations. The continuing implementation and ongoing development and monitoring of such program may be time consuming and expensive, and could result in the discovery of issues or violations with respect to the foregoing by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware.
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
Changes in the European regulatory environment regarding privacy and data protection regulations could expose us to risks of noncompliance and costs associated with compliance
In Europe, we are subject to the 1995 European Union Directive on Data Protection (“1995 Data Protection Directive”), which requires European Union member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The European Union member state regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the European Union to other countries whose laws do not protect personal data to an adequate level of privacy or security. On December 15, 2015, the European Parliament and the Council of the European Union reached a political agreement on the future European Union data protection legal framework referred to as the General Data Protection Regulation (“GDPR”), which will replace the 1995 Data Protection Directive. The GDPR will have significant impacts on how businesses can collect and process the personal data of European Union individuals. The GDPR will become effective in May 2018.
The Company is undertaking measures to seek to comply with the GDPR by the effective date. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, alter the way we conduct business and/or could otherwise have a material adverse impact on our results of operations. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure to such customers as a result of the implementation of GDPR, and we and our customers are at risk of enforcement actions taken by the European Union data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. Further, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us, may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.
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
The 2017, U.S. executive order, “Protecting the Nation From Foreign Terrorist Entry Into the United States,” restricts entry into the United States of non-U.S. nationals from a number of enumerated countries in the Middle East and suspends a visa interview waiver program that was in place at U.S. consulates worldwide. While the travel restrictions do not extend to nationals of CIS and CEE countries, it is possible that there could be delays in visa processing before CIS and CEE nationals can enter the United States and their wait times for visa interviews may increase significantly.  Delays in the process to obtain visas may result in delays in the ability of our personnel to travel to meet with our clients, provide services to our clients or to continue to provide services on a timely basis, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Similarly, legislation enacted in certain European jurisdictions and any future legislation in European jurisdictions or any other country in which we have clients restricting the performance of services from an offshore location could also materially adversely affect our business, financial condition and results of operations. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union countries. This legislation creates a risk that companies outsourcing their business in whole or in part to an IT services provider effectively give the affected employees of the company or its previous IT services provider, whose positions have been impacted, the right to become employees of the new IT services provider, generally on the same terms and conditions as their original employment. There is also a related risk of unfair dismissal claims arising from dismissals of employees who were employed by the company or the previous IT services provider immediately prior to the outsourcing. This risk could materially affect our ability to obtain new business and provide outsourced services to companies in the United Kingdom and European Union in a cost-effective manner.
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
We believe that our current cash, cash flow from operations and revolving line of credit are sufficient to meet our anticipated cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain another credit facility, and we cannot be certain that such additional financing would be available on terms acceptable to us. The sale of additional equity securities could result in dilution to our stockholders, and additional indebtedness would result in increased debt service obligations and could impose operating and financial covenants that would restrict our operations.
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

Our liability-classified restricted stock units, which are subject to mark-to-market accounting, and the calculation of weighted-average diluted shares outstanding in accordance with the treasury method are both affected by our stock price. Any fluctuations in the price of our stock will affect our future operating results.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Newtown, Pennsylvania with delivery centers in Belarus, Ukraine, Russia, Hungary, Poland, India, China, Kazakhstan, Mexico, Bulgaria, Armenia, Czech Republic, Slovakia, the United States, Canada, the United Kingdom, Germany, Sweden, Switzerland, Netherlands, the United Arab Emirates, Singapore, Hong Kong, Austria, Spain, Ireland and Australia. We have office and building space in more than 47 cities and 25 countries around the world. The majority of our office space is leased under long-term leases with varying expiration dates. We own one office building in Minsk, Belarus with a capacity of 21,669 square meters, which is used by both administrative and IT personnel. Our facilities are used interchangeably among all of our segments. We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.
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

2017
Quarter Ended	High	Low
December 31	$109.07	$86.53
September 30	$88.18	$77.96
June 30	$86.98	$73.49
March 31	$76.16	$63.32

2016
Quarter Ended	High	Low
December 31	$69.20	$54.53
September 30	$71.79	$61.47
June 30	$78.40	$61.32
March 31	$78.04	$54.88
As of February 12, 2018, we had approximately 17 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning December 31, 2012 and ending December 31, 2017. The stock performance shown on the graph below is not indicative of future price performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN (1)(2)
Among EPAM, the S&P 500 Index and a Peer Group Index(3) (Capitalization Weighted)

Company/Index	Base period 12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
EPAM Systems, Inc.	$100.00	$193.04	$263.81	$434.36	$355.30	$593.54
Peer Group Index	$100.00	$144.62	$148.77	$162.90	$141.32	$165.33
S&P 500 Index	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47

(1)	Graph assumes $100 invested on December 31, 2012, in our common stock, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)
We have constructed a Peer Group Index of other information technology consulting firms consisting of Virtusa Corporation (NASDAQ:VRTU), Cognizant Technology Solutions Corp. (NASDAQ:CTSH), Globant S.A. (NASDAQ:GLOB), Infosys Ltd ADR (NYSE:INFY), Luxoft Holding, Inc (NASDAQ:LXFT), Syntel, Inc. (NASDAQ:SYNT), and Wipro Ltd. (ADR) (NYSE:WIT).

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by the Company during the year ended December 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Under our equity-based compensation plans, on the date of vesting of stock-based compensation awards to our personnel, the Company withholds a number of shares of vested stock to satisfy tax withholding obligations arising on that date. The number of shares of stock to be withheld is calculated based on the closing price of the Company’s common stock on the vesting date. The following table provides information about shares withheld by the Company during the year ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
March 1, 2017 to March 31, 2017	36,629	$73.54	—	—
June 1, 2017 to June 30, 2017	93	$83.56	—	—
July 1, 2017 to July 30, 2017	2,889	$84.33	—	—
August 1, 2017 to August 31, 2017	2,010	$81.76	—	—
October 1, 2017 to October 30, 2017	406	$90.80	—	—
November 1, 2017 to November 30, 2017	460	$103.61	—	—
December 1, 2017 to December 30, 2017	992	$106.70	—	—
Total	43,479	$75.89	—	—

Item 6. Selected Financial Data
The following table represents selected financial data for each of the last five years. Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenues	$1,450,448	$1,160,132	$914,128	$730,027	$555,117
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	921,352	737,186	566,913	456,530	347,650
Selling, general and administrative expenses	324,855	264,658	222,759	163,666	116,497
Depreciation and amortization expense	28,562	23,387	17,395	17,483	15,120
Goodwill impairment loss	—	—	—	2,241	—
Other operating expenses/(income), net	2,733	1,205	1,094	3,924	(643)
Income from operations	172,946	133,696	105,967	86,183	76,493
Interest and other income, net	4,601	4,848	4,731	4,769	3,077
Change in fair value of contingent consideration	—	—	—	(1,924)	—
Foreign exchange loss	(3,242)	(12,078)	(4,628)	(2,075)	(2,800)
Income before provision for income taxes	174,305	126,466	106,070	86,953	76,770
Provision for income taxes	101,545	27,200	21,614	17,312	14,776
Net income	$72,760	$99,266	$84,456	$69,641	$61,994
Net income per share of common stock:
Basic	$1.40	$1.97	$1.73	$1.48	$1.35
Diluted	$1.32	$1.87	$1.62	$1.40	$1.28
Shares used in calculation of net income per share:
Basic	52,077	50,309	48,721	47,189	45,754
Diluted	54,984	53,215	51,986	49,734	48,358

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$582,585	$362,025	$199,449	$220,534	$169,207
Accounts receivable, net	$265,639	$199,982	$174,617	$124,483	$95,431
Unbilled revenues	$86,500	$63,325	$95,808	$55,851	$43,108
Property and equipment, net	$86,419	$73,616	$60,499	$55,134	$53,315
Total assets	$1,250,256	$925,811	$778,536	$594,026	$432,877
Long-term debt	$25,033	$25,048	$35,000	$—	$—
Total liabilities	$275,309	$144,399	$165,313	$129,976	$56,776
Total stockholders’ equity	$974,947	$781,412	$613,223	$464,050	$376,101

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
Overview of 2017 and Financial Highlights
The following table presents a summary of our results of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
		% of revenues		% of revenues		% of revenues
	(in millions, except percentages and per share data)
Revenues	$1,450.4	100.0%	$1,160.1	100.0%	$914.1	100.0%
Income from operations	$172.9	11.9%	$133.7	11.5%	$106.0	11.6%
Net income	$72.8	5.0%	$99.3	8.6%	$84.5	9.2%

Effective tax rate	58.3%		21.5%		20.4%
Diluted earnings per share	$1.32		$1.87		$1.62
The key highlights of our consolidated results for 2017 were as follows:

•	We recorded revenues of $1.45 billion, or a 25.0% increase from $1.16 billion last year.

•
Income from operations grew 29.4% to $172.9 million from $133.7 million in 2016. Expressed as a percentage of revenues, income from operations was 11.9% compared to 11.5% last year. The slight increase was primarily driven by improvements in utilization.

•	Our effective tax rate was 58.3% compared to 21.5% last year. This increase is principally due to the provisional $74.6 million charge related to U.S. Tax Reform in 2017.

•
Net income decreased 26.7% to $72.8 million compared to $99.3 million in 2016. Expressed as a percentage of revenues, net income decreased 3.6% compared to last year, which was largely driven by the higher effective tax rate in 2017.

•	Diluted earnings per share decreased 29.4% to $1.32 for the year ended December 31, 2017 from $1.87 in 2016.

•	Cash provided by operations increased $30.5 million, or 18.5%, to $195.4 million during 2017.
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
Revenues — We recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. If there is uncertainty about the project completion or receipt of payment for the services, revenues are deferred until the uncertainty is sufficiently resolved. At the time revenues are recognized, we provide for any contractual deductions and reduce revenues accordingly. We defer amounts billed to our clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues as services are performed in subsequent periods. Unbilled revenues represent services provided which are billed subsequent to the period end in accordance with the contract terms.
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
The majority of our revenues (90.3% of revenues in 2017, 88.2% in 2016 and 85.8% in 2015) are generated under time-and-material contracts whereby revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues. The majority of such revenues are billed using hourly, daily or monthly rates by which actual time incurred is charged directly to the client. We expect time-and-material arrangements to continue to comprise the majority of our revenues in the future.

Revenues from fixed-price contracts (8.3% of revenues in 2017, 10.4% in 2016 and 12.8% in 2015) include fixed-price maintenance and support arrangements, which may exceed one year in duration, as well as fixed-price application development arrangements. Revenues from maintenance and support arrangements are generally recognized ratably over the expected service period. Revenues from fixed-price application development arrangements are determined using the proportional performance method. In instances where final acceptance of the product, system, or solution is specified by the client, revenue is deferred until all acceptance criteria have been met. In the absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. Assumptions, risks and uncertainties inherent in the estimates used in the application of the proportional performance method of accounting could affect the amount of revenues, receivables and deferred revenues at each reporting period.
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
Goodwill and Other Intangible Assets — We assess goodwill for impairment on an annual basis as of October 31st, and more frequently if events or changes in circumstances indicate that the fair value of a reporting unit has been reduced below its carrying value. Effective January 1, 2017, we early-adopted ASU 2017-04 which simplifies the subsequent measurement of goodwill by removing the requirement to calculate the implied fair value of goodwill when measuring an impairment. As a result, when conducting our annual goodwill impairment assessment, we use a two-step process. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of a reporting unit is less than its carrying value using an assessment of relevant events and circumstances. In performing this assessment, we are required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of a reporting unit and future opportunities in the markets in which it operates. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying value, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, we perform a second step consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate impairment by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
Historically, a significant portion of the purchase consideration related to our acquisitions was allocated to customer relationships. In valuing customer relationships, we typically utilize the multi-period excess earnings method, a form of the income approach. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. We amortize our intangible assets that have finite lives on a straight-line basis or, if reliably determinable, the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected discounted future cash flows. Amortization is recorded over the estimated useful lives that predominantly range from five to ten years. We do not have any intangible assets with indefinite useful lives.
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
The provision for income taxes includes federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the consolidated financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of change. We evaluate the realizability of deferred tax assets and recognize a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
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
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“U.S. Tax Act”). The U.S. Tax Act significantly changes U.S. corporate income tax laws including a reduction of the U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018 and the creation of a territorial tax system with a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. In addition, the Tax Act creates new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as the global intangible low-taxed income tax and the base erosion anti-abuse tax, respectively.
Due to the timing of the enactment and the complexity involved in applying the provisions of the U.S. Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data and interpret the U.S. Tax Act and any additional guidance issued by the U.S Treasury Department, the IRS, and other standard-setting bodies, and further refine our calculations, we may make adjustments to the provisional amounts recorded. We will complete our analysis over a one-year measurement period ending in the second half of 2018. Any adjustments during this measurement period will be included in the provision for income taxes in the reporting period when such adjustments are determined.
Stock-Based Compensation — Stock-based compensation expense relating to the issuance of equity-classified share-based awards to employees is based on the fair value of the award at the date of grant, which is expensed over the requisite service period, net of estimated forfeitures. Equity-based awards that do not require future service are expensed immediately.
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
Our adoption of ASU 2016-09 effective January 1, 2017 increased income tax expense volatility. Our future operating results will depend on the fluctuations in the stock price on the dates the awards vest or options are exercised and the magnitude of transactions occurring in each reporting period, among other factors.

Change in Presentation of Certain Financial Information — As part of our discussion and analysis, we analyze revenues by client location and by vertical. Prior to the first quarter of 2017, management did not include reimbursable expenses and other revenues in its discussion of revenue performance across locations and verticals. Effective in the first quarter of 2017, we have allocated reimbursable expenses and other revenues (which primarily include travel and entertainment costs chargeable to clients) to corresponding geographies and verticals. We believe this change allows us to more effectively analyze our verticals and geographies by streamlining the presentation of revenues, both internally and externally, using a standardized approach. These changes did not result in any adjustments to our previously issued financial statements and were applied retrospectively beginning on January 1, 2015. Comparative information for the years ended December 31, 2016 and 2015 is presented in the following tables:

	Year Ended December 31, 2016
	As Reported		After Reclassification
Client Location	(in thousands except percentages)
North America	$664,598	57.3%	$670,581	57.8%
Europe	412,075	35.5%	417,813	36.0%
CIS	46,033	4.0%	46,115	4.0%
APAC	24,905	2.1%	25,623	2.2%
Reimbursable expenses and other revenues	12,521	1.1%	—	—%
Revenues	$1,160,132	100.0%	$1,160,132	100.0%

	Year Ended December 31, 2015
	As Reported		After Reclassification
Client Location	(in thousands except percentages)
North America	$485,075	53.1%	$490,311	53.6%
Europe	352,489	38.6%	356,518	39.0%
CIS	43,043	4.7%	43,124	4.8%
APAC	24,010	2.6%	24,175	2.6%
Reimbursable expenses and other revenues	9,511	1.0%	—	—%
Revenues	$914,128	100.0%	$914,128	100.0%

	Year Ended December 31, 2016
	As Reported		After Reclassification
Vertical	(in thousands except percentages)
Financial Services	$291,845	25.2%	$295,419	25.5%
Travel & Consumer	259,420	22.4%	262,282	22.6%
Software & Hi-Tech	237,437	20.5%	239,316	20.6%
Media & Entertainment	174,017	15.0%	176,325	15.2%
Life Sciences & Healthcare	105,072	9.1%	105,943	9.1%
Emerging Verticals	79,820	6.7%	80,847	7.0%
Reimbursable expenses and other revenues	12,521	1.1%	—	—%
Revenues	$1,160,132	100.0%	$1,160,132	100.0%

	Year Ended December 31, 2015
	As Reported		After Reclassification
Vertical	(in thousands except percentages)
Financial Services	$248,526	27.2%	$250,218	27.4%
Travel & Consumer	215,303	23.6%	218,338	23.9%
Software & Hi-Tech	192,989	21.1%	194,575	21.3%
Media & Entertainment	120,616	13.2%	122,098	13.4%
Life Sciences & Healthcare	73,327	8.0%	74,279	8.1%
Emerging Verticals	53,856	5.9%	54,620	5.9%
Reimbursable expenses and other revenues	9,511	1.0%	—	—%
Revenues	$914,128	100.0%	$914,128	100.0%
Recent Accounting Pronouncements
See Note 2 “Recent Accounting Pronouncements” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding recent accounting pronouncements.
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

	Year Ended December 31,
	2017		2016		2015
	(in thousands, except percentages and per share data)
Revenues	$1,450,448	100.0%	$1,160,132	100.0%	$914,128	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	921,352	63.5	737,186	63.6	566,913	62.0
Selling, general and administrative expenses(2)	324,855	22.4	264,658	22.8	222,759	24.4
Depreciation and amortization expense	28,562	2.0	23,387	2.0	17,395	1.9
Other operating expenses, net	2,733	0.2	1,205	0.1	1,094	0.1
Income from operations	172,946	11.9	133,696	11.5	105,967	11.6
Interest and other income, net	4,601	0.3	4,848	0.4	4,731	0.5
Foreign exchange loss	(3,242)	(0.2)	(12,078)	(1.0)	(4,628)	(0.5)
Income before provision for income taxes	174,305	12.0	126,466	10.9	106,070	11.6
Provision for income taxes	101,545	7.0	27,200	2.3	21,614	2.4
Net income	$72,760	5.0%	$99,266	8.6%	$84,456	9.2%

Effective tax rate	58.3%		21.5%		20.4%
Diluted earnings per share	$1.32		$1.87		$1.62

(1)	Included $20,868, $16,619 and $13,695 of stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively;

(2)	Included $31,539, $32,625 and $32,138 of stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Revenues
Our revenues are derived primarily from providing software development services to our clients. Revenues include revenue from services as well as license revenues, reimbursable expenses and other revenues.
During the year ended December 31, 2017, our revenues were $1.45 billion, growing 25.0% over last year. Total revenues in 2017 and 2016 included $17.1 million and $12.5 million of reimbursable expenses and other revenues, respectively, which increased 36.9% in 2017 as compared to 2016, but remained relatively flat as a percentage of total revenues. Growth in revenue is attributable to both the expansion of existing business with current clients and deeper penetration into verticals where we have an established and increasing presence.
During 2016, our revenues grew 26.9% over 2015, from $914.1 million to $1.16 billion. Total revenues in 2016 and 2015 included $12.5 million and $9.5 million of reimbursable expenses and other revenues, respectively, which increased by 31.6% in 2016 as compared to 2015, but remained relatively flat as a percentage of total revenues.
We discuss below the breakdown of our revenue by client location, service offering, vertical, contract type, and client concentration.
Revenues by Vertical
We analyze our revenue by separating our clients into five main industry sectors, or verticals, as detailed in the following table. Also, we serve clients in other industries such as oil and gas, telecommunications and several others, which are reported in the aggregate under Emerging Verticals.
Prior to the first quarter of 2017, we did not include reimbursable expenses and other revenues in our revenue results across locations and verticals. Effective in the first quarter of 2017, we have allocated reimbursable expenses and other revenues (which primarily include travel and entertainment costs chargeable to clients) to corresponding geographies and verticals. We believe this change allows us to more effectively analyze our verticals and geographies by streamlining the presentation of revenues, both internally and externally, using a standardized approach. These changes did not result in any adjustments to our previously issued financial statements and were applied retrospectively effective January 1, 2015. Our revenues by vertical and as a percentage of revenue for the periods presented are as follows:

	Year Ended December 31,
	2017		2016		2015
Financial Services	$338,899	23.4%	$295,419	25.5%	$250,218	27.4%
Travel and Consumer	317,415	21.9	262,282	22.6	218,338	23.9
Software & Hi-Tech	287,633	19.8	239,316	20.6	194,575	21.3
Media & Entertainment	256,267	17.7	176,325	15.2	122,098	13.4
Life Sciences & Healthcare	120,591	8.3	105,943	9.1	74,279	8.1
Emerging Verticals	129,643	8.9	80,847	7.0	54,620	5.9
Revenues(1)	$1,450,448	100.0%	$1,160,132	100.0%	$914,128	100.0%

(1)	Includes reimbursable expenses of $17,138, $12,521 and $9,511 for the years ended December 31, 2017, 2016 and 2015, respectively.
Revenues by Client Location
Our revenues are sourced from four geographic markets: North America, Europe, CIS, and APAC. We present and discuss our revenues by client location based on the location of the specific client site that we serve, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. Revenue by client location is different from the revenue by reportable segment in our consolidated financial statements included elsewhere in this annual report. Segments are not based on the geographic location of the clients, but instead they are based on the location of the Company’s management responsible for a particular client.

The following table sets forth revenues by client location by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	(in thousands, except percentages)
North America	$840,692	58.0%	$670,581	57.8%	$490,311	53.6%
Europe	511,319	35.2	417,813	36.0	356,518	39.0
CIS	68,390	4.7	46,115	4.0	43,124	4.8
APAC	30,047	2.1	25,623	2.2	24,175	2.6
Revenues(1)	$1,450,448	100.0%	$1,160,132	100.0%	$914,128	100.0%

(1)	Includes reimbursable expenses of $17,138, $12,521 and $9,511 for the years ended December 31, 2017, 2016 and 2015, respectively.
2017 compared to 2016
During the year ended December 31, 2017, revenues in our largest geography, North America, closed at $840.7 million growing $170.1 million, or 25.4%, from $670.6 million reported for the year ended December 31, 2016. Revenues from this geography accounted for 58.0% of total revenues in 2017, a level consistent with the prior year.
Within North America, we experienced strong growth across all verticals with the Media and Entertainment vertical contributing 31.7% of total growth in the North American geography. In addition, our traditionally strong Software & Hi-Tech portfolio grew 19.6% year over year. We saw continued growth in Emerging Verticals with 44.2% growth in revenues with 29.7% of the growth coming from customers who have been with us less than one year.
Revenues in our Europe geography were $511.3 million, an increase of $93.5 million, or 22.4% over $417.8 million last year. Revenues in this geography accounted for 35.2% of consolidated revenues in 2017 as compared to 36.0% last year. Europe experienced strong growth in the Media and Entertainment, Life Sciences and Healthcare, and Emerging Verticals, each of which grew over 55% during 2017. Over 70% of the growth in our Europe geography in 2017 came from customers who have been with us less than two years. Financial Services remained our largest vertical in this geography accounting for 41.1% of the Europe geography’s revenues in 2017 as compared to 47.7% in 2016.
Revenues in the CIS geography increased $22.3 million, or 48.3%, from last year. The increase in CIS revenues came predominantly from customers within the Financial Services and Emerging verticals. Revenues in this geography benefited by $5.9 million from the appreciation of the Russian ruble relative to the U.S. dollar.
2016 compared to 2015
During the year ended December 31, 2016, revenues in our largest geography, North America, closed at $670.6 million growing $180.3 million, or 36.8%, from $490.3 million reported for the year ended December 31, 2015. Revenues from this geography accounted for 57.8% of total revenues in 2016, an increase of 4.2% from 53.6% reported in 2015.
Within North America, we experienced strong growth across all verticals despite considerable market, geo-political, and economic uncertainties: each of the two verticals, Media and Entertainment and Life Sciences and Healthcare, grew above 40%; while Emerging Verticals and Financial Services grew 59.6% and 94.9%, respectively. In addition, our traditionally strong Software & Hi-Tech portfolio grew 27.3%, which allowed us to keep this important segment at our strategic target of 20% of consolidated revenues.
We saw continued traction with customers in the pharmaceutical segment of our Life Sciences and Healthcare vertical, and significantly grew our portfolio of customers in Emerging Verticals with over 30% growth in revenues there coming from customers who have been with us less than one year. Combined growth in our Software & Hi-Tech and Media & Entertainment verticals accounted for 48.6% of the overall growth in the North America geography, of which $19.6 million, or 22.4%, was attributable to the expansion of existing relationship with certain long-standing customers within our Media and Entertainment vertical.

Revenues in our Europe geography were $417.8 million, an increase of $61.3 million, or 17.2% over $356.5 million reported in 2015. Revenues in this geography accounted for 36.0% of consolidated revenues in 2016 as compared to 39.0% in 2015. The slowdown in revenue growth in 2016 was largely attributable to decelerated growth in revenues from our top customer in this geography, coupled with increased internal and external pressures on customers within our Travel and Consumer vertical, and currency headwinds, primarily due to the depreciation of the British pound relative to the U.S. dollar.
Consistent with results in our North America geography, Europe experienced strong growth in the Media and Entertainment, Life Sciences and Healthcare, and Emerging Verticals, each of which grew over 48% during 2016. Over 40% of growth in Life Sciences and Healthcare and Emerging Verticals came from customers who have been with us less than one year. Financial Services remained our largest vertical in this geography and accounted for 34.0% of the overall growth in 2016.
Revenues in the CIS geography showed an increase of $3.0 million, or 6.9%, from 2015. The increase in CIS revenues came predominantly from customers within the Financial Services and Travel and Consumer verticals.
Revenues by Client Concentration
While we seek to grow revenues from our existing clients by continually expanding the scope and size of our engagements, we expect client concentration from our top clients to continue to decrease over the long-term. The following table sets forth revenues including reimbursable expenses contributed by our top one, top five, top ten and top twenty clients by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	(in thousands, except percentages)
Top client	See (1)	See (1)	$137,599	11.9%	$130,221	14.2%
Top five clients	$348,219	24.0%	$329,324	28.4%	$299,655	32.8%
Top ten clients	$491,742	33.9%	$445,814	38.4%	$403,052	44.1%
Top twenty clients	$648,786	44.7%	$563,057	48.5%	$500,186	54.7%

(1)	No single client comprises more than 10% of the Company’s revenues including reimbursable expenses for the year ended December 31, 2017.
During the year ended December 31, 2017, our revenue growth outside the top twenty accounts was $204,587 or 34.3%.
We have long-standing relationships with many of our customers, and revenues derived from these customers may fluctuate as these accounts mature or upon completion of multi-year projects. Our focus on delivering quality to our clients is reflected by an average of 94.9% and 85.7% of our revenues in 2017 coming from clients that had used our services for at least one and two years, respectively. While we believe there’s a significant potential for future growth as we expand our capabilities and offerings within specific domains and verticals, we continue to focus on diversification of our client concentration and building up a portfolio of accounts that we believe have significant revenue potential. We anticipate the contribution of these accounts to our total revenues to increase in the mid- to long-term and offset the slower growth rate of some of our largest customers as those accounts mature.

Revenues by Service Offering
Our end-to-end service offerings are grouped into five main categories with software development representing our core competency and a substantial majority of our business. The following table sets forth revenues by service offering by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	(in thousands, except percentages)
Software development	$1,060,286	73.2%	$841,916	72.6%	$644,732	70.6%
Application testing services	276,270	19.0	223,010	19.2	174,259	19.1
Application maintenance and support	92,630	6.4	74,475	6.4	70,551	7.7
Licensing	3,529	0.2	3,141	0.3	3,764	0.4
Infrastructure services	595	—	5,069	0.4	11,311	1.2
Reimbursable expenses and other revenues	17,138	1.2	12,521	1.1	9,511	1.0
Revenues	$1,450,448	100.0%	$1,160,132	100.0%	$914,128	100.0%
Revenues by Contract Type
Our engagement models are based on the type of services provided to a client, the mix and locations of professionals involved and the business outcomes our clients are looking to achieve. Our two types of service arrangements are time-and-material and fixed-price contracts. Historically, the majority of our revenues have been generated under time-and-material contracts and we expect time-and-material arrangements to continue to comprise the majority of our revenues in the future.
Under time-and-material contracts, we are compensated for actual time incurred by our IT professionals at negotiated hourly, daily or monthly rates. Fixed-price contracts require us to perform services throughout the contractual period and we are paid in installments on agreed intervals.
The following table sets forth revenues by contract type by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	(in thousands, except percentages)
Time-and-material	$1,309,762	90.3%	$1,023,781	88.2%	$784,153	85.8%
Fixed-price	120,019	8.3	120,689	10.4	116,700	12.8
Licensing	3,529	0.2	3,141	0.3	3,764	0.4
Reimbursable expenses and other revenues	17,138	1.2	12,521	1.1	9,511	1.0
Revenues	$1,450,448	100.0%	$1,160,132	100.0%	$914,128	100.0%
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, bonuses, fringe benefits, stock-based compensation expense, project related travel costs and fees for subcontractors who are assigned to client projects. Salaries and other compensation expenses of our revenue generating professionals are reported as cost of revenues regardless of whether the employees are actually performing client services during a given period. Our employees are a critical asset, necessary for our continued success and therefore we expect to continue hiring talented employees and providing them with competitive compensation programs.
We manage the utilization levels of our professionals through strategic hiring and efficient staffing of projects. Some of our IT professionals are hired and trained to work for specific clients or on specific projects and some of our offshore development centers are dedicated to specific clients or projects. Our staff utilization also depends on the general economy and its effect on our clients and their business decisions regarding the use of our services.

2017 compared to 2016
During the year ended December 31, 2017, cost of revenues (exclusive of depreciation and amortization) was $921.4 million, representing an increase of 25.0% from $737.2 million reported last year. The increase was primarily due to an increase in compensation costs as a result of a 15.0% growth in the average number of production headcount for the year as well as a 2.3% impact from appreciation of foreign currencies.
Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 63.5% and 63.6% during the years ended December 31, 2017 and 2016, respectively. Our utilization in 2017 improved by 3.8% as compared to 2016 which was offset by higher compensation expense and the unfavorable impact of appreciation of the Russian ruble, Hungarian forint and Polish zloty as compared to the U.S. dollar.
2016 compared to 2015
During the year ended December 31, 2016, cost of revenues (exclusive of depreciation and amortization) was $737.2 million, representing an increase of 30.0% from $566.9 million reported in 2015. The increase was primarily due to an increase in compensation costs as a result of a 34.2% growth in the average number of production headcount for the year.
Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 63.6% and 62.0% during the years ended December 31, 2016 and 2015, respectively. Of this increase, 1.5% was attributable to a decrease in utilization during the year ended December 31, 2016, as compared to the same period in 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation expense, commissions, travel, legal and audit services, insurance, operating leases, advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus Hi-Tech Park.
2017 compared to 2016
As a result of our expanding operations, acquisitions, and the hiring of a number of senior managers to support our growth, our selling, general and administrative expenses have been increasing. During the year ended December 31, 2017, selling, general and administrative expenses were $324.9 million, representing an increase of 22.7% as compared to $264.7 million reported last year. The increase in selling, general and administrative expenses in 2017 was driven by a $27.6 million increase in personnel-related costs, a $16.6 increase related to investments in facilities and infrastructure to support the increased headcount, and $7.0 million of higher spending related to talent acquisition and development.
Expressed as a percentage of revenue, selling, general and administrative expenses decreased 0.4% to 22.4% for the year ended December 31, 2017. We expect our selling, general and administrative expenses to continue to increase in absolute terms as our business expands but generally to remain steady or slightly decrease as a percentage of our revenues over time.
2016 compared to 2015
During the year ended December 31, 2016, selling, general and administrative expenses were $264.7 million, representing an increase of 18.8% as compared to $222.8 million reported in 2015. The increase in selling, general and administrative expenses in 2016 was primarily driven by a $14.6 million increase in personnel-related costs, coupled with a $16.5 million increase in general and administrative expenses related to investments in facilities and infrastructure to support the increased headcount, and $4.0 million higher spending related to talent acquisition and development.
Expressed as a percentage of revenue, selling, general and administrative expenses decreased 1.6% to 22.8% for the year ended December 31, 2016. The decrease was primarily attributable to higher revenue growth as compared to the growth in compensation driven by the increased headcount and wage inflation, coupled with relatively limited growth in stock-based compensation.

Depreciation and Amortization Expense
2017 compared to 2016
During the year ended December 31, 2017, depreciation and amortization expense was $28.6 million, representing an increase of $5.2 million from $23.4 million reported last year. The increase in depreciation and amortization expense is primarily due to an increase in computer equipment to support headcount growth. Depreciation and amortization expense includes amortization of acquired finite-lived intangible assets. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent during the year ended December 31, 2017 as compared to 2016.
2016 compared to 2015
During the year ended December 31, 2016, depreciation and amortization expense was $23.4 million, representing an increase of $6.0 million from $17.4 million reported in 2015. The increase was predominantly driven by depreciation of computer equipment and infrastructure related to increased headcount and amortization of intangible assets purchased with the acquisitions of businesses completed in 2015. Expressed as a percentage of revenues, depreciation and amortization expense was 2.0%, a slight increase from 1.9% reported in the same period in 2015.
Other Operating Expenses, Net
There were no material changes in other operating expenses, net during the year ended December 31, 2017 as compared to 2016 and 2015.
Interest and Other Income, Net
Interest and other income, net is comprised of interest earned on cash accounts in Belarus, interest earned on employee housing loans, and other income and is partially offset by interest expense related to our revolving credit facility. There were no material changes in interest and other income, net in 2017 as compared to 2016 and 2015.
Provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowances, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2017, 2016 and 2015, we had $180.9 million, $135.8 million and $113.8 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. Changes in the geographic mix or level of annual pre-tax income can affect our overall effective income tax rate.
Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related net interest expense. Tax exposures can involve complex issues and may require an extended period to resolve. Although we believe we have adequately reserved for our uncertain tax positions, we cannot provide assurance that the final tax outcome of these matters will not be different from our current estimates. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, statute of limitation lapse or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

In Belarus, member technology companies of High-Technologies Park have a full exemption from Belarus income tax. This tax holiday was recently extended through January 2049. The aggregate dollar benefits derived from this tax holiday approximated $15.5 million, $13.6 million and $20.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The benefit the tax holiday had on diluted net income per share approximated $0.28, $0.26 and $0.40 for the years ended December 31, 2017, 2016 and 2015, respectively.
As we continue to grow our onsite presence and expand the geographic footprint of our delivery centers, this may result in volatility in our effective tax rate. Other factors that may contribute, favorably or unfavorably, to the overall effective tax rate in 2018 and beyond must be considered as well. These factors include statutory tax rate changes in the countries that are part of our geographic footprint and excess tax benefits upon vesting or exercise of equity awards.

2017 compared to 2016
The provision for income taxes was $101.5 million in 2017 and $27.2 million in 2016. The increase in the effective tax rate from 21.5% in 2016 to 58.3% in 2017 was primarily due to a provisional $74.6 million charge as a result of the United States Tax Cuts and Jobs Act (“U.S. Tax Act”) enacted on December 22, 2017. The U.S. Tax Act significantly changes U.S. corporate income tax laws including a reduction of the U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018 and the creation of a territorial tax system with a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. In addition, the U.S. Tax Act creates new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The charge was comprised of a $64.3 million provisional charge due to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax as well as a $10.3 million provisional charge due to the impact of the change in the U.S. statutory tax rate from 35.0% to 21.0% in the periods in which the net deferred tax assets are expected to be realized as a result of the U.S. Tax Act.
In 2017, we also reassessed our accumulated foreign earnings in light of the U.S. Tax Act and determined $97.0 million of our accumulated earnings in Belarus are no longer indefinitely reinvested. As a result, we recorded a charge of $4.9 million in the provision for income taxes during the year ended December 31, 2017 for the withholding tax that will be payable to Belarus when the earnings are expatriated.
These charges were partially offset by the adoption of a new accounting standard in the first quarter of 2017 whereby excess tax benefits of $9.3 million were recognized for the year ended December 31, 2017 in the income tax provision rather than additional paid-in-capital.
Other factors include changes in the geographic mix of our earnings attributable to foreign operations toward jurisdictions with lower statutory income tax rates as well as small decreases in statutory tax rates in Hungary, Ukraine and the United Kingdom.
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
Foreign Exchange Gain / Loss
For discussion of the impact of foreign exchange fluctuations see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk.”
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

Results by Business Segment
Our operations consist of four reportable segments: North America, Europe, Russia and Other. There were no operations in the Other segment for 2017 and 2016. The segments represent components of EPAM for which separate financial information is available and is used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), to determine how to allocate resources and evaluate performance. Our CODM makes business decisions based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses and facilities costs. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount. Certain expenses that are not controllable at the segment level are not allocated to specific segments.
Our reportable segments are based on managerial responsibility for a particular client. Because managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. However, in some specific cases, managerial responsibility for a particular client is assigned to a management team in another region, usually based on the strength of the relationship between client executives and particular members of our senior management team. In such cases, the client’s activity would be reported through that management team’s reportable segment.
Segment revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, Russia and Other reportable segments for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Segment revenues:
North America	$796,126	$642,216	$471,603
Europe	593,167	474,988	400,460
Russia	62,994	43,611	37,992
Other	—	—	4,911
Total segment revenues	$1,452,287	$1,160,815	$914,966
Segment operating profit/(loss):
North America	$169,340	$143,021	$112,312
Europe	92,080	67,545	68,717
Russia	13,906	7,555	5,198
Other	—	—	(94)
Total segment operating profit	$275,326	$218,121	$186,133
North America Segment
2017 compared to 2016
North America segment revenues increased $153.9 million, or 24.0%, over last year and remained consistent at 54.8% and 55.3% of total revenues for 2017 and 2016, respectively. The North America segment’s operating profits increased $26.3 million, or 18.4%, as compared to 2016, to $169.3 million. North America’s operating profit represented 21.3% of North America segment revenues as compared to 22.3% in 2016. The Media & Entertainment, Financial Services & Emerging verticals each grew over 30% as compared to 2016 and in total represented 60.8% of the growth in North America segment revenues from 2016.

2016 compared to 2015
North America segment revenues were 55.3% and 51.5% of total revenues representing an increase of $170.6 million, or 36.2%, over 2015. The North America segment’s operating profits increased $30.7 million, or 27.3%, as compared to 2015, to $143.0 million net operating profit. North America remains our most profitable segment with operating profit composing 22.3% of North America segment’s revenues. Strong performance of our North America segment was predominantly driven by continued expansion of existing top customer relationships across all our key verticals, as well as strong performance of the U.S. dollar against foreign currencies.
Europe Segment
Our Europe segment includes the business in the APAC region, which is managed by the same management team.
2017 compared to 2016
Europe segment revenues were $593.2 million, representing an increase of $118.2 million, or 24.9%, from last year. During the years ended December 31, 2017 and 2016, revenues from our Europe segment were 40.8% and 40.9% of total segment revenues, respectively. During 2017, this segment’s operating profits increased $24.5 million, or 36.3% as compared to last year, to $92.1 million net operating profit. The Financial Services vertical remained our largest vertical in this segment and grew 5.8% in 2017 as compared to 2016. Over half of the growth in the Europe segment was attributable to the Travel & Consumer and Media & Entertainment verticals.
2016 compared to 2015
Europe segment revenues were $475.0 million, representing an increase of $74.5 million, or 18.6%, from 2015. During the years ended December 31, 2016 and 2015, revenues from our Europe segment were 40.9% and 43.8% of total segment revenues, respectively. During 2016, this segment’s operating profits decreased $1.2 million, or 1.7%, as compared to 2015, to $67.5 million net operating profit.
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
Russia and Other Segments
2017 compared to 2016
Revenues from our Russia reportable segment increased $19.4 million relative to 2016. Operating profits of our Russia segment increased $6.4 million when compared to 2016. Expressed as a percentage of revenues, the Russia segment’s operating profits were 22.1% and 17.3% in 2017 and 2016, respectively. This growth is partially attributable to the strengthening of the Russian ruble against the U.S. dollar during 2017 as compared to 2016. Ongoing economic and geo-political uncertainty in this region as well as significant volatility of the Russian ruble impact this segment.
2016 compared to 2015
During 2016, we completed multi-year engagements with certain customers, which significantly decreased the portfolio of accounts in our Other reportable segment. As a result, managerial responsibility for the remaining accounts in the Other reportable segment was transferred to our Russia segment. This change does not represent a change in our reportable segments, but is rather a movement in responsibility for a number of customers, accounting for less than 1% of total segment revenue.
Revenues from our Russia reportable segment increased $0.7 million relative to the revenues of our Russia and Other segments in 2015. Operating profits of our Russia segment increased $2.5 million when compared to the operating profits of our Russia and Other segments in 2015. Expressed as a percentage of the Russia and Other segments’ revenues, operating profits were 17.3% and 11.9% in 2016 and 2015, respectively.

Liquidity and Capital Resources
Capital Resources
Historically, cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. At December 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $582.6 million and $273.7 million of available borrowings under our revolving credit facility.
Many of our operations are conducted outside the United States and as of December 31, 2017, $433.5 million of our total cash, including time deposits and restricted cash, was held internationally. Of this amount, $240.1 million was held in CIS countries, and $196.7 million of this total was located in Belarus. Banking and other financial systems in the CIS region are less developed and regulated than in some more developed markets, and bank deposits made by corporate entities in the CIS region are not insured. Our subsidiaries in the CIS and APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
All cash and cash equivalents held at locations outside of the United States, except for $97.0 million held in Belarus, are for future operating needs and we have no intention of repatriating those funds. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances and we may decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $324.5 million, including all of the total cash held in Belarus, would be subject to foreign withholding taxes. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be sufficient to fund our domestic operations and obligations for the foreseeable future.
On May 24, 2017, we entered into a revolving credit facility with PNC Bank, National Association; PNC Capital Markets LLC; Wells Fargo Bank, National Association; Santander Bank, N.A.; Fifth Third Bank and Citibank N.A. to replace the former revolving credit facility. The revolving credit facility provides for a borrowing capacity of $300.0 million with potential to increase the credit facility up to $400.0 million if certain conditions are met. The revolving credit facility will mature and all amounts outstanding thereunder will be due and payable on May 24, 2022. Borrowings under the credit facility may be denominated in United States dollars or, up to a maximum of $100.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the administrative agent and the lenders). Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. At December 31, 2017, we had outstanding debt of $25.0 million and unused letters of credit issued under the revolving credit facility totaling $1.3 million, primarily for securing collateral requirements under certain insurance programs and office rent, with the balance of the credit limit of $273.7 million remaining available for borrowing.
We were in compliance with all covenants in the revolving credit facility as of December 31, 2017, and anticipate being in compliance with all covenants for the foreseeable future.
Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate at which our cash flows increase or decrease and the availability of public and private debt and equity financing. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain another credit facility.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$195,364	$164,817	$76,393
Net cash used in investing activities	(36,173)	(9,322)	(125,494)
Net cash provided by financing activities	49,746	10,467	33,764
Effect of exchange rate changes on cash and cash equivalents	11,623	(3,386)	(5,748)
Net increase/(decrease) in cash and cash equivalents	$220,560	$162,576	$(21,085)
Cash and cash equivalents, beginning of period	362,025	199,449	220,534
Cash and cash equivalents, end of period	$582,585	$362,025	$199,449
Operating Activities
2017 Compared to 2016
Net cash provided by operating activities during the year ended December 31, 2017 increased $30.5 million, or 18.5%, to $195.4 million, as compared to 2016 primarily driven by the $39.3 million increase in income from operations. The $74.3 million increase in the provision for income taxes had minimal impact on cash flow as it was offset by a $70.5 million increase in Taxes payable primarily attributable to the U.S. Tax Act which are expected to be paid over the next 8 years.
2016 Compared to 2015
Net cash provided by operating activities during the year ended December 31, 2016 increased $88.4 million, or 115.7%, to $164.8 million, as compared to 2015. The increase in operating cash flows was primarily attributable to higher customer collections as we made substantial progress in managing our billed and unbilled trade receivables, and decreased the ratio of billed and unbilled trade receivables to revenues over the course of 2016.
Investing Activities
2017 Compared to 2016
Net cash used in investing activities during the year ended December 31, 2017 was $36.2 million compared to $9.3 million used in the same period in 2016. During 2017, the investing cash outflow was primarily attributed to capital expenditures of $29.8 million and was consistent with capital expenditures of $29.3 million in 2016. Our capital expenditures during 2017 were driven by our continuous investment in facilities and computer equipment to support our increased headcount. Cash inflows during 2016 included a $30.0 million increase in cash upon maturity of certain time deposits, while there were no material time deposit maturities during 2017.
2016 Compared to 2015
Net cash used in investing activities during the year ended December 31, 2016 was $9.3 million compared to $125.5 million used in the same period in 2015. During 2016, cash spent on capital expenditures increased by $11.4 million which was more than offset by a $71.4 million decrease in cash spent on acquisitions of businesses in 2016 and a $59.5 million increase in net cash inflows as a result of movements in restricted cash and time deposits.
Financing Activities
2017 Compared to 2016
During the year ended December 31, 2017, net cash provided by financing activities was $49.7 million, representing a $39.3 million increase from $10.5 million cash provided by financing activities in 2016. The increase was primarily attributable to higher proceeds from increased exercises of stock options issued under our long-term incentive plans. During 2017, stock option exercises contributed $54.0 million of cash compared to $18.0 million during 2016.

2016 Compared to 2015
During the year ended December 31, 2016, net cash provided by financing activities was $10.5 million, representing a $23.3 million decrease from $33.8 million cash provided by financing activities in 2015. The decrease was primarily attributable to a $45.1 million decrease related to borrowings under our revolving credit facility coupled with lower proceeds related to our long-term incentive plans. This was partially offset by lower payments of deferred consideration related to acquisitions of businesses which decreased $28.0 million in 2016 compared to last year.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our significant fixed and determinable contractual obligations as of December 31, 2017.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$138,501	$39,359	$47,914	$25,628	$25,600
Cash-settled restricted stock units(1)	33,822	9,836	19,568	4,418	—
Long-term debt obligations(2)	27,459	564	1,110	25,785	—
Total contractual obligations	$199,782	$49,759	$68,592	$55,831	$25,600

(1)
We estimate our future obligations for cash-settled restricted stock units issued under our long-term incentive plan by assuming the price per share of our common stock in effect at December 31, 2017 remains constant into the future. This is an estimate and ultimate payout will vary as our stock price varies over time.

(2)
We estimate our future obligations for interest on our floating rate 2017 Credit Facility by assuming the weighted average interest rates in effect on each floating rate debt obligation at December 31, 2017 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the 2017 Credit Facility, we assume that the balance outstanding as of December 31, 2017 remains the same for the remaining term of the agreement. The actual balance outstanding under our 2017 Credit Facility may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

Letters of credit
At December 31, 2017, we had two irrevocable standby letters of credit totaling $1.3 million under the 2017 Credit Facility, which are required to secure commitments for certain insurance policies and office rent. The letters of credit expire on April 27, 2018 and August 20, 2018, respectively with a possibility of automatic extension for an additional period of one year from the present or any future expiration date.
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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 15 “Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K. We have not entered into any transactions with unconsolidated entities where we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from concentrations of credit, changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.
Concentration of Credit and Other Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and unbilled revenues.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in the CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of December 31, 2017, $240.1 million of total cash was held in banks in CIS countries, of which $196.7 million was held in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. Particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could have a material adverse impact on our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Accounts receivable and unbilled revenues are generally dispersed across many clients operating in different industries; therefore, concentration of credit risk is limited. As of December 31, 2017 there were no customers individually exceeding 10% of our billed trade receivables. As of December 31, 2017, unbilled trade receivables from one customer individually exceeded 10% and accounted for 13.0% of our total unbilled trade receivables.
There were no customers individually exceeding 10% of our total revenues as of December 31, 2017. During the years ended December 31, 2016 and 2015, the Company had one customer, UBS AG, which contributed revenues including reimbursable expenses and other revenues of $137.6 million and $130.2 million, respectively, which accounted for more than 10% of total revenues in the periods indicated.
During the year ended December 31, 2017, our top five customers accounted for 24.0% of our total revenues, and our top ten customers accounted for 33.9% of our total revenues. During the year ended December 31, 2016, our top five customers accounted for 28.4% of our total revenues, and our top ten customers accounted for 38.4% of our total revenues.
Historically, credit losses and write-offs of trade accounts receivable balances have not been material to our consolidated financial statements. However, our results of operations depend on our ability to successfully collect payment from our clients for work performed.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates on our cash and cash equivalent deposits and paid on any outstanding balance on our borrowings, mainly under our 2017 Credit Facility, which is subject to a variety of rates depending on the type and timing of funds borrowed. We do not believe we are exposed to material direct risks associated with changes in interest rates related to these borrowings and deposits and we have not been exposed to material risks due to changes in market interest rates and, therefore, we do not use derivative financial instruments to hedge our risk of interest rate volatility.
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
During the year ended December 31, 2017, foreign exchange losses decreased $8.8 million to $3.2 million compared to a $12.1 million loss reported last year. The improvement in foreign exchange impact was primarily driven by movements in exchange rates relative to local currencies in our foreign operations, particularly Russian rubles and British pounds.
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
During the year ended December 31, 2017, we reported revenue growth of 25.0%. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during 2016, we would have reported revenue growth of 23.9%. During 2017, revenues have benefited from the appreciation of the Russian ruble and euro relative to the U.S. dollar which was partially offset by the overall depreciation in British pounds relative to the U.S. dollar. During the year ended December 31, 2017, foreign currency fluctuation did not have a significant impact on our net income expressed in constant currency terms as we continue to be naturally diversified across locations and currencies in which we operate.
During the year ended December 31, 2017, approximately 36.0% of consolidated revenues and 41.7% of operating expenses were denominated in currencies other than the U.S. dollar.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in “Part IV. Item 15 Exhibits, Financial Statement Schedule” of this Annual Report on Form 10-K.

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information required by this Item from the information set forth under the captions “Board of Directors”, “Corporate Governance”, “Our Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ( our “2018 Proxy Statement”).
Item 11. Executive Compensation
We incorporate by reference the information required by this Item from the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information required by this Item from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2018 Proxy Statement.
Equity Compensation Plan Information
The following table sets forth information about awards outstanding as of December 31, 2017 and securities remaining available for issuance under our 2015 Long-Term Incentive Plan (the “2015 Plan”), our 2012 Long-Term Incentive Plan (the “2012 Plan”), the Amended and Restated 2006 Stock Option Plan (the “2006 Plan”) and the 2012 Non-Employee Directors Compensation Plan (the “2012 Directors Plan”) as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders: (1)					6,358,394	(2)
Stock options	4,901,748	(3)	$40.91	(4)	—
Restricted stock unit and restricted stock awards	689,852	(5)	$—		—
Equity compensation plans not approved by security holders	—		$—		—
Total	5,591,600		$40.91		—

(1)	This table includes the following stockholder approved plans: the 2015 Plan, 2012 Plan, the 2006 Plan and the 2012 Directors Plan.
(2)
Represents the number of shares available for future issuance under our stockholder approved equity compensation plans and is comprised of 5,818,622 shares available for future issuance under the 2015 Plan and 539,772 shares available for future issuances under the 2012 Directors Plan.

(3)
Represents the number of underlying shares of common stock associated with outstanding options under our stockholder approved plans and is comprised of 573,474 shares underlying options granted under our 2015 Plan; 3,937,077 shares underlying options granted under our 2012 Plan; and 391,197 shares underlying options granted under our 2006 Plan.

(4)	Represents the weighted-average exercise price of stock options outstanding under the 2015 Plan, the 2012 Plan and the 2006 Plan.
(5)
Represents the number of underlying shares of common stock associated with outstanding restricted stock units and restricted stock awards under our stockholder approved plans and is comprised of 648,099 shares underlying restricted stock units granted under our 2015 Plan; 32,125 shares underlying restricted stock units granted under our 2012 Plan; and 9,628 restricted stock and shares underlying restricted stock units granted under our 2012 Directors Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information required by this Item from the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2018 Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate by reference the information required by this Item from the information set forth under the caption “Independent Registered Public Accounting Firm” in our 2018 Proxy Statement.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 15, 2017, SEC file No. 001-35418)
4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to Form S-1, SEC File No. 333-174827, filed January 23, 2012 (“Amendment No. 6”))
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
10.12†
Form of Chief Executive Officer Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2015, SEC File No. 001-35418, filed February 23, 2016 (the “2015 Form 10-K”))

10.13†	Form of Chief Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 of the 2015 Form 10-K)
10.14†	Form of Senior Management Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.14 of the 2015 Form 10-K)
10.15†	Form of Senior Management Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 of the 2015 Form 10-K)
10.16†	Amended and Restated EPAM Systems, Inc. Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Q1 2015 Form 10-Q)
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

10.24†	Form of nondisclosure, noncompete and nonsolicitation agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 6)
10.25†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 6)
10.26†
Offer Letter by and between Boris Shnayder and EPAM Systems, Inc. dated June 20, 2015 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2016 (the “2016 10-K”)

10.27†	Transition Agreement by and between Anthony Conte and EPAM Systems, Inc. dated February 23, 2017 (incorporated by reference to Exhibit 10.30 to the 2016 10-K)
10.28†
Offer Letter by and between Jason Peterson and EPAM Systems, Inc. dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2017, SEC file No. 001-35418)

10.29†
EPAM Systems, Inc. Amended Non-Employee Directors Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended March 31, 2017, SEC File No., 001-35418, filed May 8, 2017 (the “Q1 2017 Form 10-Q”))

10.30†	EPAM Systems, Inc. 2017 Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10.2 to the Q1 2017 Form 10-Q)
10.31†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Q1 2017 Form 10-Q)
10.32†	Form of Director Deferral Election Form (incorporated by reference to Exhibit 10.4 to the Q1 2017 Form 10-Q)
10.33
Credit Agreement dated as of May 24, 2017 by and among EPAM Systems, Inc. (as borrower), the lenders and guarantors party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017, SEC File No. 001-35418)

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

Date: February 27, 2018

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arkadiy Dobkin	Chairman, Chief Executive Officer and President (principal executive officer)	February 27, 2018
Arkadiy Dobkin

/s/ Jason Peterson	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2018
Jason Peterson

/s/ Gary Abrahams	Vice President, Corporate Controller, Chief Accounting Officer (principal accounting officer)	February 27, 2018
Gary Abrahams

/s/ Jill B. Smart	Director	February 27, 2018
Jill B. Smart

/s/ Karl Robb	Director	February 27, 2018
Karl Robb

/s/ Peter Kuerpick	Director	February 27, 2018
Peter Kuerpick

/s/ Richard Michael Mayoras	Director	February 27, 2018
Richard Michael Mayoras

/s/ Robert E. Segert	Director	February 27, 2018
Robert E. Segert

/s/ Ronald P. Vargo	Director	February 27, 2018
Ronald P. Vargo

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of EPAM Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 27, 2018

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of EPAM Systems, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of EPAM Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 27, 2018

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	As of December 31, 2017	As of December 31, 2016
Assets
Current assets
Cash and cash equivalents	$582,585	$362,025
Accounts receivable, net of allowance of $1,186 and $1,434, respectively	265,639	199,982
Unbilled revenues	86,500	63,325
Prepaid and other current assets, net of allowance of $45 and $644, respectively	23,196	18,493
Employee loans, current, net of allowance of $0 and $0, respectively	2,113	2,726
Total current assets	960,033	646,551
Property and equipment, net	86,419	73,616
Employee loans, noncurrent, net of allowance of $0 and $0, respectively	2,097	3,252
Intangible assets, net	44,511	51,260
Goodwill	119,531	109,289
Deferred tax assets	24,974	31,005
Other noncurrent assets, net of allowance of $140 and $132, respectively	12,691	10,838
Total assets	$1,250,256	$925,811

Liabilities
Current liabilities
Accounts payable	$5,574	$3,213
Accrued expenses and other current liabilities	89,812	49,895
Due to employees	38,757	32,203
Deferred compensation due to employees	5,964	5,900
Taxes payable, current	40,860	25,008
Total current liabilities	180,967	116,219
Long-term debt	25,033	25,048
Taxes payable, noncurrent	59,874	—
Other noncurrent liabilities	9,435	3,132
Total liabilities	275,309	144,399
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 53,003,420 and 51,117,422 shares issued, 52,983,685 and 51,097,687 shares outstanding at December 31, 2017 and December 31, 2016, respectively	53	50
Additional paid-in capital	473,874	374,907
Retained earnings	518,820	444,320
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(17,623)	(37,688)
Total stockholders’ equity	974,947	781,412
Total liabilities and stockholders’ equity	$1,250,256	$925,811
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(U.S. dollars in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues	$1,450,448	$1,160,132	$914,128
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	921,352	737,186	566,913
Selling, general and administrative expenses	324,855	264,658	222,759
Depreciation and amortization expense	28,562	23,387	17,395
Other operating expenses, net	2,733	1,205	1,094
Income from operations	172,946	133,696	105,967
Interest and other income, net	4,601	4,848	4,731
Foreign exchange loss	(3,242)	(12,078)	(4,628)
Income before provision for income taxes	174,305	126,466	106,070
Provision for income taxes	101,545	27,200	21,614
Net income	$72,760	$99,266	$84,456
Foreign currency translation adjustments	20,065	(2,538)	(13,096)
Comprehensive income	$92,825	$96,728	$71,360

Net income per share:
Basic	$1.40	$1.97	$1.73
Diluted	$1.32	$1.87	$1.62
Shares used in calculation of net income per share:
Basic	52,077	50,309	48,721
Diluted	54,984	53,215	51,986

The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/ Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2015	48,303,811	$48	$229,501	$260,598	444,487	$(4,043)	$(22,054)	$464,050
Stock issued in connection with acquisitions (Note 3)	435,462	—	1,118	—	(435,462)	3,963	—	5,081
Forfeiture of stock issued in connection with acquisitions	(1,482)	—	13	—	1,482	(13)	—	—
Stock issued under the 2012 Non-Employee Directors Compensation Plan (Note 13)	5,295	—	—	—	—	—	—	—
Restricted stock units vested	17,625	—	574	—	—	—	—	574
Stock-based compensation expense	—	—	43,120	—	—	—	—	43,120
Proceeds from stock option exercises	1,405,826	1	20,674	—	—	—	—	20,675
Excess tax benefits	—	—	8,363	—	—	—	—	8,363
Foreign currency translation adjustments	—	—	—	—	—	—	(13,096)	(13,096)
Net income	—	—	—	84,456	—	—	—	84,456
Balance, December 31, 2015	50,166,537	$49	$303,363	$345,054	10,507	$(93)	$(35,150)	$613,223
Forfeiture of stock issued in connection with acquisitions	(9,228)	—	84	—	9,228	(84)	—	—
Stock issued under the 2012 Non-Employee Directors Compensation Plan (Note 13)	6,510	—	—	—	—	—	—	—
Restricted stock units vested, net of shares withheld for employee taxes	38,064	—	2,069	—	—	—	—	2,069
Stock-based compensation expense	—	—	46,100	—	—	—	—	46,100
Proceeds from stock option exercises	895,804	1	18,027	—	—	—	—	18,028
Excess tax benefits	—	—	5,264	—	—	—	—	5,264
Foreign currency translation adjustments	—	—	—	—	—	—	(2,538)	(2,538)
Net income	—	—	—	99,266	—	—	—	99,266
Balance, December 31, 2016	51,097,687	$50	$374,907	$444,320	19,735	$(177)	$(37,688)	$781,412

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Continued)
(U.S. dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/ Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, December 31, 2016	51,097,687	$50	$374,907	$444,320	19,735	$(177)	$(37,688)	$781,412
Restricted stock units vested	140,043	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(43,479)	—	(3,300)	—	—	—	—	(3,300)
Stock-based compensation expense	—	—	48,173	—	—	—	—	48,173
Proceeds from stock options exercises	1,789,434	3	54,094	—	—	—	—	54,097
Foreign currency translation adjustments	—	—	—	—	—	—	20,065	20,065
Cumulative effect of the adoption of ASU 2016-09	—	—	—	1,740	—	—	—	1,740
Net income	—	—	—	72,760	—	—	—	72,760
Balance, December 31, 2017	52,983,685	$53	$473,874	$518,820	19,735	$(177)	$(17,623)	$974,947
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$72,760	$99,266	$84,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,562	23,387	17,395
Bad debt expense	51	1,539	1,407
Deferred taxes	12,561	(3,304)	(15,328)
Stock-based compensation expense	52,407	49,244	45,833
Impairment charges and acquisition related adjustments	—	—	(1,183)
Excess tax benefit on stock-based compensation plans	—	(5,264)	(8,363)
Other	(4,010)	6,228	3,883
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets:
Accounts receivable	(58,745)	(30,612)	(47,694)
Unbilled revenues	(22,743)	34,777	(38,076)
Prepaid expenses and other assets	3,605	(4,791)	(574)
Increase/(decrease) in operating liabilities:
Accounts payable	1,221	741	(2,781)
Accrued expenses and other liabilities	37,282	(13,926)	25,694
Due to employees	1,933	5,261	2,752
Taxes payable	70,480	2,271	8,972
Net cash provided by operating activities	195,364	164,817	76,393
Cash flows used in investing activities:
Purchases of property and equipment	(29,806)	(29,317)	(13,272)
Payment for construction of corporate facilities	—	—	(4,692)
Employee housing loans issued	(648)	(2,006)	(2,054)
Proceeds from repayments of employee housing loans	2,565	2,177	2,249
Restricted cash and time deposits, net	8	29,595	(29,944)
Acquisition of businesses, net of cash acquired (Note 3)	(6,840)	(5,500)	(76,908)
Other investing activities, net	(1,452)	(4,271)	(873)
Net cash used in investing activities	(36,173)	(9,322)	(125,494)
Cash flows from financing activities:
Proceeds related to stock option exercises	53,984	17,996	20,675
Excess tax benefit on stock-based compensation plans	—	5,264	8,363
Payments of withholding taxes related to net share settlements of restricted stock units	(3,194)	(539)	—
Proceeds from debt (Note 12)	25,000	20,000	35,000
Repayment of debt (Note 12)	(25,103)	(30,129)	—
Acquisition of businesses, deferred consideration (Note 3)	—	(2,260)	(30,274)
Other financing activities, net	(941)	135	—
Net cash provided by financing activities	49,746	10,467	33,764
Effect of exchange rate changes on cash and cash equivalents	11,623	(3,386)	(5,748)
Net increase/(decrease) in cash and cash equivalents	220,560	162,576	(21,085)
Cash and cash equivalents, beginning of period	362,025	199,449	220,534
Cash and cash equivalents, end of period	$582,585	$362,025	$199,449

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Continued)

	For the Years Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$26,669	$37,488	$25,071
Bank interest	$548	$566	$124
Supplemental disclosure of non-cash operating activities
Prepaid and other current assets write-off related to vendor advance	$—	$—	$741
Supplemental disclosure of non-cash investing and financing activities
Deferred consideration payable	$—	$—	$603
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM is a leading global provider of digital platform engineering and software development services to clients located around the world, primarily in North America, Europe, Asia and Australia. The Company has expertise in various industries, including software and hi-tech, financial services, media and entertainment, travel and hospitality, retail and distribution and life sciences and healthcare. The Company is incorporated in Delaware with headquarters in Newtown, PA.
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
Change in Presentation of Certain Financial Information — During the first quarter of 2017, the Company changed the presentation of geographic area information about its consolidated revenues. Historically, information about geographic location of revenues excluded reimbursable expenses and other revenues, which primarily consist of travel and entertainment costs that are chargeable to clients. Effective January 1, 2017, the Company began reporting reimbursable expenses and other revenues based on location of clients to which these costs are chargeable and allocating them to respective geographic locations. These changes did not result in adjustments to previously reported consolidated revenues in the Company’s financial statements and were applied retrospectively effective January 1, 2015. Comparative information for the years ended December 31, 2016 and 2015 follows:

	Year Ended December 31, 2016
	As Reported		After Reclassification
	(in thousands except percentages)
United States	$605,856	52.2%	$611,392	52.7%
United Kingdom	174,719	15.1%	177,194	15.3%
Switzerland	122,399	10.6%	122,919	10.6%
Canada	58,742	5.1%	59,189	5.1%
Germany	43,216	3.7%	43,621	3.8%
Russia	40,866	3.5%	40,944	3.5%
Sweden	22,945	2.0%	23,838	2.1%
Hong Kong	20,333	1.8%	21,010	1.8%
Netherlands	16,762	1.4%	17,521	1.5%
Belgium	8,505	0.7%	8,627	0.7%
Ireland	5,152	0.4%	5,167	0.4%
China	4,445	0.4%	4,479	0.4%
Italy	3,970	0.3%	4,052	0.3%
United Arab Emirates	3,486	0.3%	3,615	0.3%
Other locations	16,215	1.4%	16,564	1.5%
Reimbursable expenses and other revenues	12,521	1.1%	—	—%
Total	$1,160,132	100.0%	$1,160,132	100.0%

	Year Ended December 31, 2015
	As Reported		After Reclassification
	(in thousands except percentages)
United States	$427,433	46.8%	$431,992	47.3%
United Kingdom	164,301	18.0%	166,418	18.2%
Switzerland	111,353	12.2%	111,686	12.2%
Canada	57,643	6.3%	58,319	6.4%
Germany	36,089	3.9%	36,403	4.0%
Russia	36,506	4.0%	36,585	4.0%
Sweden	10,589	1.2%	10,775	1.2%
Hong Kong	23,117	2.5%	23,285	2.5%
Netherlands	9,989	1.1%	10,373	1.1%
Belgium	7,916	0.9%	8,113	0.9%
Ireland	5,437	0.6%	5,536	0.6%
Italy	2,318	0.3%	2,342	0.3%
China	817	0.1%	817	0.1%
Other locations	11,109	1.1%	11,484	1.2%
Reimbursable expenses and other revenues	9,511	1.0%	—	—%
Total	$914,128	100.0%	$914,128	100.0%
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
The majority of the Company’s revenues (90.3% of revenues in 2017, 88.2% in 2016 and 85.8% in 2015) are generated under time-and-material contracts where revenues are recognized as services are performed with the corresponding cost of providing those services reflected as cost of revenues. The majority of such revenues are billed using hourly, daily or monthly rates as actual time is incurred on the project.
Revenues from fixed-price contracts (8.3% of revenues in 2017, 10.4% in 2016 and 12.8% in 2015) include fixed-price maintenance and support arrangements, which may exceed one year in duration, as well as fixed-price application development arrangements. Revenues from maintenance and support arrangements are generally recognized ratably over the expected service period. Revenues from fixed-price application development arrangements are primarily determined using the proportional performance method. In cases where final acceptance of the product, system, or solution is specified by the client, and the acceptance criteria are not objectively determinable to have been met as the services are provided, revenues are deferred until all acceptance criteria have been met. In the absence of a sufficient basis to measure progress towards completion, revenue is recognized upon receipt of final acceptance from the client. Assumptions, risks and uncertainties inherent in the estimates used in the application of the proportional performance method of accounting could affect the amount of revenues, receivables and deferred revenues at each reporting period.

Cost of Revenues (Exclusive of Depreciation and Amortization) — Consists principally of salaries, bonuses, fringe benefits, stock-based compensation expense, project related travel costs and fees for subcontractors that are assigned to client projects. Salaries and other compensation expenses of our revenue generating professionals are reported as cost of revenues regardless of whether the employees are actually performing client services during a given period.
Selling, General and Administrative Expenses — Consists of expenses associated with promoting and selling our services and general and administrative functions of the business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation expense, commissions, travel, legal and audit services, insurance, operating leases, advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus Hi-Tech Park. Furthermore, the Company has issued stock to the sellers and/or personnel in connection with business acquisitions and has been recognizing stock-based compensation expense in the periods after the closing of these acquisitions as part of selling, general and administrative expenses.
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
The Company’s contingent liabilities measured at fair value on a recurring basis are comprised of performance-based awards issued to certain former owners of acquired businesses in exchange for future services. During a performance measurement period, performance-based awards are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities based on certain performance milestones of the acquired businesses and estimated probabilities of achievement, then discounts the liabilities to present value using the Company’s cost of debt for the cash component of contingent consideration, and a risk-free rate for the stock component of a contractual contingency. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. Changes in the fair value of contingent consideration liabilities primarily result from changes in the timing and amount of specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria.
Changes in the fair value of these liabilities could cause a material impact to, and volatility in the Company’s operating results. See Note 16 “Fair Value Measurements.”
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
Cash and Cash Equivalents — Cash equivalents are short-term, highly liquid investments that are readily convertible into cash, with maturities of three months or less at the date acquired. As of December 31, 2017 and 2016 the Company had no cash equivalents.
Accounts Receivable — Accounts receivable are stated net of allowance for doubtful accounts. Outstanding accounts receivable are reviewed periodically and allowances are provided when management believes it is probable that such balances will not be collected within a reasonable time. The allowance for doubtful accounts is determined by evaluating the relative creditworthiness of each client, historical collections experience and other information, including the aging of the receivables. Accounts receivable are generally written off when they are deemed uncollectible. Bad debts are recorded based on historical experience and management’s evaluation of accounts receivable.
Property and Equipment — Property and equipment acquired in the ordinary course of the Company’s operations are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets generally ranging from two to fifty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred.
Long-Lived Assets — Long-lived assets, such as property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the carrying value of an asset is more than the sum of the undiscounted expected future cash flows, an impairment is recognized. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value. Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis. Property and equipment held for disposal are carried at the lower of the current carrying value or fair value less estimated costs to sell. The Company did not incur any impairment of long-lived assets during the years ended December 31, 2017, 2016 and 2015.
Goodwill and Other Indefinite-Lived Intangible Assets — Goodwill and other intangible assets that have indefinite useful lives are accounted for in accordance with the FASB ASC 350, “Intangibles — Goodwill and Other.” The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis as of October 31st, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below. The Company does not have intangible assets other than goodwill that have indefinite useful lives.
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

The realizability of deferred tax assets is primarily dependent on future earnings. The Company evaluates the realizability of deferred tax assets and recognizes a valuation allowance when it is more likely than not that all, or a portion of, deferred tax assets will not be realized. Any reduction in estimated forecasted results may require that we record valuation allowances against deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. A pattern of sustained profitability will generally be considered as sufficient positive evidence to reverse a valuation allowance. If the allowance is reversed in a future period, the income tax provision will be correspondingly reduced. Accordingly, the increase and decrease of valuation allowances could have a significant negative or positive impact on future earnings. See Note 10 “Income Taxes” for further information.
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
Stock-Based Compensation — The Company recognizes the cost of its equity-classified stock-based incentive awards based on the fair value of the award at the date of grant, net of estimated forfeitures. The cost is expensed evenly over the service period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Quarterly, the forfeiture assumption is adjusted to the actual forfeiture rate and such change may affect the timing of the total amount of expense recognized over the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.
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
Foreign Currency Translation — Assets and liabilities of consolidated foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated into U.S. dollars at daily exchange rates. The adjustment resulting from translating the financial statements of such foreign subsidiaries into U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income (loss).
For consolidated foreign subsidiaries whose functional currency is the U.S. dollar, transactions and balances denominated in the local currency are foreign currency transactions. Foreign currency transactions and balances related to non-monetary assets and liabilities are remeasured to the functional currency of the subsidiary at historical exchange rates while monetary assets and liabilities are remeasured to the functional currency of the subsidiary at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in income in the period in which they occur.
Risks and Uncertainties — As a result of its global operations, the Company may be subject to certain inherent risks.
Concentration of Credit — Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and unbilled revenues. The Company maintains cash and cash equivalents and short-term deposits with financial institutions. The Company determined that the Company’s credit policies reflect normal industry terms and business risk and there is no expectation of non-performance by the counterparties. As of December 31, 2017, $240,148 of total cash, including time deposits and restricted cash, was held in CIS countries, with $196,656 of that total in Belarus. Banking and other financial systems in the CIS region are less developed and regulated than in some more developed markets, and bank deposits made by corporate entities in the CIS region are not insured.

Changes in the market behavior or decisions of the Company’s clients could adversely affect the Company’s results of operations. During the years ended December 31, 2017, 2016 and 2015, revenues including reimbursable expenses and other revenues from our top five customers were $348,219, $329,324 and $299,655, respectively, representing 24.0%, 28.4% and 32.8%, respectively, of total revenues in the corresponding periods. Revenues including reimbursable expenses and other revenues from our top ten customers were $491,742, $445,814 and $403,052 in 2017, 2016 and 2015, respectively, representing 33.9%, 38.4% and 44.1%, respectively, of total revenues in the corresponding periods.
Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates a significant portion of revenues in various currencies, principally, euros, British pounds sterling, Canadian dollars, Swiss francs and Russian rubles and incurs expenditures principally in Hungarian forints, Russian rubles, Polish zlotys, Swiss francs, British pounds, Indian rupees and China yuan renminbi associated with its delivery centers.
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
Interest rate risk — The Company’s exposure to market risk is influenced primarily by changes in interest rates received on cash and cash equivalent deposits and paid on any outstanding balance on the Company’s revolving line of credit, which is subject to a variety of rates depending on the type and timing of funds borrowed (See Note 12 “Long-Term Debt”). The Company does not use derivative financial instruments to hedge the risk of interest rate volatility.

2.	RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the Company’s consolidated financial position, results of operations, and cash flows.
Stock-Based Compensation — Effective January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The provisions of the new guidance affecting the Company require excess tax benefits and tax deficiencies to be recorded in the income statement when stock-based awards vest or are settled; remove the requirement to include hypothetical excess tax benefits in the application of the treasury stock method when computing earnings per share; and provide for a new policy election to either: (1) continue applying forfeiture rate estimates in the determination of compensation cost, or (2) account for forfeitures as a reduction of share-based compensation cost as they occur. The new guidance also requires cash flows related to excess tax benefits to be classified as an operating activity in the statement of cash flows and now requires shares withheld for tax withholding purposes to be classified as a financing activity.
As a result of this adoption:

•
the Company recognized a $1,740 increase in retained earnings as of January 1, 2017 for previously unrecognized tax benefits using the modified retrospective method of transition, as required by the standard;

•
the Company recognized discrete tax benefits of $9,307 in the provision for income taxes within the consolidated statement of income and comprehensive income during the year ended December 31, 2017, related to excess tax benefits upon vesting and exercise of stock-based awards;

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

•	the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the year ended December 31, 2017.

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
Revenue Recognition — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 as amended, will replace most existing revenue recognition guidance in GAAP and requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The standard allows for two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption as well as incremental disclosure comparing results presented under Topic 606 to results that would have been presented utilizing current accounting. The Company adopted Topic 606 as amended on January 1, 2018 using the modified retrospective method.
The Company completed its assessment of the impact of Topic 606 and implemented its transition plan, which included making necessary changes to policies, processes, internal controls and system enhancements to generate the information necessary to comply with the new standard. Based on the assessment procedures completed, the Company recognized a one-time immaterial adjustment to retained earnings as of January 1, 2018 and does not expect a significant change in the timing or pattern of revenue recognition after adoption. Due to the complexity of certain of the Company’s contracts, actual revenue recognition treatment required under the new standard depends on contract-specific terms and may vary from the accounting under the current guidance in some instances. For most of the Company’s time-and-materials contracts, EPAM expects to continue to recognize revenues as services are performed consistent with the Company’s current policy. For fixed-price contracts, the Company generally expects to continue to recognize revenues over time based on the measured progress of satisfaction of the performance obligations which is consistent with the Company’s current proportional performance method. The most impactful changes upon adoption included a delay in revenue recognition related to (1) cash collections on contracts when collectability is uncertain and (2) earlier recognition of revenue from certain software licenses. Beginning in the first quarter of 2018, EPAM expects to provide incremental disclosure in its consolidated financial statements related to revenue recognition including disaggregated information related to the Company’s key verticals, contract balances, remaining performance obligations, and significant judgments and estimates.
Leases — Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (with early adoption permitted effective January 1, 2018). This amendment supersedes previous accounting guidance (Topic 840) and requires all leases, with the exception of leases with a term of twelve months or less, to be recorded on the balance sheet as lease assets and lease liabilities. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The transition guidance in Topic 842 also provides specific guidance for the amounts previously recognized in accordance with the business combinations guidance for leases. The Company expects to adopt this standard on January 1, 2019. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements or concluded on whether it will elect to apply practical expedients.

Derivatives and Hedging — Effective January 1, 2019, with early adoption permitted in any interim or annual period, the Company will be required to adopt ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to simplify and amend hedge accounting and reporting to better align and disclose the economic results of an entity’s risk management activities in its financial statements. The ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also changes how companies assess effectiveness and amends the presentation and disclosure requirements by eliminating the requirement to separately measure and report hedge ineffectiveness and generally requires companies, for qualifying hedges, to present the entire change in the fair value of a hedging instrument in the same income statement line as the hedged item. The guidance also eases documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The standard requires entities to apply the amended presentation and disclosure guidance only prospectively as of the period of adoption. Currently, the Company does not apply hedge accounting and has not yet concluded on when it will adopt the standard.
Measurement of Credit Losses on Financial Instruments — Effective January 1, 2020, the Company will be required to adopt the amended guidance of ASC Topic 326, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (with early adoption permitted effective January 1, 2019.) The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. Entities are required to adopt the standard using a modified-retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements or concluded on when it will adopt the standard.

3.	ACQUISITIONS
The Company’s acquisitions allow it to expand into desirable geographic locations, complement its existing vertical markets, increase revenue and create new service offerings. Acquisitions were settled in cash and/or stock where a portion of the settlement price may have been deferred. For some transactions, purchase agreements contain contingent consideration in the form of an earnout obligation. During the years ended December 31, 2017 and 2016, the Company completed acquisitions with aggregated purchase prices of $6,980 and $5,580, respectively. These acquisitions individually and in the aggregate are not material to the Company’s consolidated financial statements.
NavigationArts — On July 10, 2015, the Company acquired all of the outstanding equity of NavigationArts, Inc. and its subsidiary, NavigationArts, LLC (collectively “NavigationArts”). The U.S.-based NavigationArts provided digital consulting, architecture and content solutions and was regarded as a leading user-experience agency. The acquisition of NavigationArts added approximately 90 design consultants to the Company’s headcount. In connection with the NavigationArts acquisition the Company paid $28,747 as cash consideration. In the first quarter of 2016, the Company made a 338(h)(10) election to treat the NavigationArts acquisition as an asset purchase for tax purposes. As a result, during the second quarter of 2016 the Company paid an additional $1,797 to the sellers of NavigationArts, as provided for in the stock purchase agreement. The acquired goodwill that is deductible for tax purposes was $23,794 as of the date of the acquisition.
AGS — On November 16, 2015, the Company acquired all of the outstanding equity of Alliance Consulting Global Holdings, Inc including its wholly-owned direct and indirect subsidiaries Alliance Global Services, Inc., Alliance Global Services, LLC, companies organized under the laws of the U.S., and Alliance Global Services IT India, a company organized under the laws of India (collectively “AGS”). AGS provided software product development services and test automation solutions and had multiple locations in the United States and India. The acquisition of AGS added 1,151 IT professionals to the Company’s headcount in the United States and India. In connection with the AGS acquisition the Company paid $51,717 as cash consideration.

The following is a summary of the fair values of the net assets acquired through each respective acquisition during the year ended December 31, 2015:

	NavigationArts	AGS	Total
Cash and cash equivalents	$1,317	$1,727	$3,044
Accounts receivable and other current assets	3,920	9,934	13,854
Property and equipment and other long-term assets	230	1,600	1,830
Deferred tax assets	—	5,722	5,722
Acquired intangible assets	2,800	22,700	25,500
Goodwill	23,794	24,454	48,248
Total assets acquired	32,061	66,137	98,198
Accounts payable and accrued expenses	871	2,760	3,631
Bank loans and other long-term liabilities	—	295	295
Deferred revenue	50	1,049	1,099
Due to employees	596	2,342	2,938
Deferred tax liabilities	—	7,974	7,974
Total liabilities assumed	1,517	14,420	15,937
Net assets acquired	$30,544	$51,717	$82,261
The following table presents the fair values and useful lives of intangible assets acquired through each respective acquisition during the year ended December 31, 2015:

	NavigationArts		AGS
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	10	$2,800	10	$22,700
Total		$2,800		$22,700
4.GOODWILL AND INTANGIBLE ASSETS — NET
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2016	$81,464	$34,466	$115,930
NavigationArts purchase accounting adjustments	2,030	—	2,030
AGS purchase accounting adjustments	(9,361)	—	(9,361)
Other acquisitions	2,404	177	2,581
Other acquisitions purchase accounting adjustments	395	87	482
Effect of currency translation	(120)	(2,253)	(2,373)
Balance as of December 31, 2016	76,812	32,477	109,289
Other acquisitions	199	4,533	4,732
Other acquisitions purchase accounting adjustments	(285)	2,100	1,815
Effect of currency translation	564	3,131	3,695
Balance as of December 31, 2017	$77,290	$42,241	$119,531
Excluded from the table above are the Russia and Other segments for which the allocated goodwill was fully impaired for the periods presented. The Russia segment had accumulated goodwill impairment losses of $2,241 as of December 31, 2017, 2016 and 2015. The Other segment had accumulated goodwill impairment losses of $1,697 as of December 31, 2017, 2016 and 2015. There were no accumulated goodwill impairment losses in the North America or Europe reportable segments as of December 31, 2017, 2016 or 2015.

Intangible assets other than goodwill as of December 31, 2017 and 2016 were as follows:

	As of December 31, 2017
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	10	$66,646	$(22,200)	$44,446
Trade names	5	4,099	(4,034)	65
Total		$70,745	$(26,234)	$44,511

	As of December 31, 2016
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	10	$65,409	$(15,133)	$50,276
Trade names	5	5,622	(4,661)	961
Non-competition agreements	4	756	(733)	23
Total		$71,787	$(20,527)	$51,260
All of the intangible assets other than goodwill have finite lives and as such are subject to amortization. Recognized amortization expense for each of the years ended December 31 is presented in the table below:

	For the Years Ended December 31,
	2017	2016	2015
Customer relationships	$6,643	$6,858	$3,961
Trade names	896	1,139	1,280
Non-competition agreements	23	173	175
Total	$7,562	$8,170	$5,416
Estimated amortization expense related to the Company’s existing intangible assets for the next five years ending December 31 and thereafter is as follows:

Amount
2018	$6,661
2019	6,661
2020	6,661
2021	6,661
2022	6,508
Thereafter	11,359
Total	$44,511
5.PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	December 31, 2017	December 31, 2016
Taxes receivable	$12,172	$6,054
Prepaid expenses	5,939	5,462
Other current assets, net of allowance of $45 and $644, respectively	5,085	6,977
Total	$23,196	$18,493

6.	EMPLOYEE LOANS AND ALLOWANCE FOR LOAN LOSSES
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
During the year ended December 31, 2017, loans issued by the Company under the Housing Program were denominated in U.S. dollars with a 5-year term and carried an interest rate of 7.5%.
As of December 31, 2017 and 2016, categories of employee loans included in the loan portfolio were as follows:

	December 31, 2017	December 31, 2016
Housing loans	$3,513	$5,448
Relocation and other loans	697	530
Total employee loans	4,210	5,978
Less:
Allowance for loan losses	—	—
Total loans, net of allowance for loan losses	$4,210	$5,978
Movement of employee loans balances during the years ended December 31, 2017, 2016 and 2015 was as follows:

Amount
Employee loans at January 1, 2015	$6,515
Employee loans issued	3,427
Employee loans repaid	(3,547)
Employee loans written-off	(7)
Changes in interest and penalties accrued	(32)
Effect of net foreign currency exchange rate changes	(18)
Employee loans at December 31, 2015	$6,338
Employee loans issued	2,960
Employee loans repaid	(3,273)
Changes in interest and penalties accrued	(35)
Effect of net foreign currency exchange rate changes	(12)
Employee loans at December 31, 2016	$5,978
Employee loans issued	1,875
Employee loans repaid	(3,615)
Employee loans written-off	(22)
Changes in interest and penalties accrued	(18)
Effect of net foreign currency exchange rate changes	12
Employee loans at December 31, 2017	$4,210

7.	PROPERTY AND EQUIPMENT — NET
Property and equipment, net consisted of the following:

	Weighted Average Useful Life (in years)	December 31, 2017	December 31, 2016
Computer hardware	3	$62,132	$49,599
Building	49	34,058	34,012
Furniture and fixtures	7	18,071	13,178
Leasehold improvements	6	13,186	7,944
Office equipment	7	10,825	9,416
Purchased computer software	3	8,379	4,601
Land improvements	20	1,474	1,467
		148,125	120,217
Less accumulated depreciation and amortization		(61,706)	(46,601)
Total		$86,419	$73,616
Depreciation and amortization expense related to property and equipment was $21,000, $15,217 and $11,979 during the years ended December 31, 2017, 2016 and 2015, respectively.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Accrued compensation expense and related costs	$67,034	$33,404
Deferred revenue	4,498	3,319
Other current liabilities and accrued expenses	18,280	13,172
Total	$89,812	$49,895

9.	TAXES PAYABLE
Current taxes payable consisted of the following:

	December 31, 2017	December 31, 2016
Income taxes payable	$9,488	$4,000
Value added taxes payable	16,696	10,644
Payroll, social security, and other taxes payable	14,676	10,364
Total	$40,860	$25,008
As a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017, the Company recorded income taxes payable of $64,321 to be paid over the next 8 years. Of this amount, $59,175 is classified as Taxes payable, noncurrent as of December 31, 2017. See Note 10 “Income Taxes” for additional discussion of the impact of the Act.
There were no noncurrent taxes payable as of December 31, 2016.

10.	INCOME TAXES
Income/(loss) before provision for income taxes
Income before provision for income taxes included losses from domestic operations and income from foreign operations based on geographic location as disclosed in the table below:

	For the Years Ended December 31,
	2017	2016	2015
Income/(loss) before provision for income taxes:
Domestic	$(6,595)	$(9,300)	$(7,687)
Foreign	180,900	135,766	113,757
Total	$174,305	$126,466	$106,070
Provision for income taxes
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2017	2016	2015
Current
Federal	$65,571	$13,324	$19,851
State	(204)	(63)	2,563
Foreign	23,617	17,243	14,528
Deferred
Federal	7,235	(3,581)	(13,361)
State	(90)	312	(1,891)
Foreign	5,416	(35)	(76)
Total	$101,545	$27,200	$21,614
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“U.S. Tax Act”). The U.S. Tax Act significantly changes U.S. corporate income tax laws including a reduction of the U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018 and the creation of a territorial tax system with a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. In addition, the U.S. Tax Act creates new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as the global intangible low-taxed income tax (“GILTI”) and the base erosion and anti-abuse tax, respectively.
Due to the timing of the enactment and the complexity involved in applying the provisions of the U.S. Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data and interpret the U.S. Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, and further refine our calculations, we may make adjustments to the provisional amounts recorded. We expect to complete our analysis during the second half of 2018. Any adjustments during this measurement period will be included in the provision for income taxes in the reporting period when such adjustments are determined.
The one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax requires us to pay U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8.0% on the remaining earnings. As a result, the Company recorded a provisional income tax expense and corresponding income taxes payable of $64,321 to be paid over the next 8 years. Of this amount, $59,175 is classified as Taxes payable, noncurrent as of December 31, 2017. In addition, the Company provisionally reduced its net deferred tax assets by $10,311 reflecting the impact of the change in the U.S. statutory tax rate from 35.0% to 21.0% in the periods in which the net deferred tax assets are expected to be realized as a result of the U.S. Tax Act.

The U.S. Tax Act subjects a U.S. shareholder to GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At December 31, 2017, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.
As of December 31, 2017 and in light of the U.S. Tax Act, the Company reassessed its accumulated foreign earnings and determined $97,000 of its accumulated earnings in Belarus are no longer indefinitely reinvested. As a result, the Company recorded a charge of $4,850 in its provision for income taxes during the year ended December 31, 2017 reflecting the withholding tax that will be payable to Belarus when the earnings are expatriated. As of December 31, 2017, the Company has determined that all other accumulated foreign earnings of $642,149 are expected to be indefinitely reinvested. Due to the enactment of the U.S. Tax Act and the one-time transition tax on accumulated foreign subsidiary earnings, these accumulated foreign earnings are no longer expected to be subject to U.S. federal income tax if repatriated but could be subject to state and foreign income and withholding taxes.
Effective tax rate reconciliation
The reconciliation of the provision for income taxes at the federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Provision for income taxes at federal statutory rate	$61,007	$44,263	$37,125
Increase/ (decrease) in taxes resulting from:
Impact from U.S. Tax Act	74,632	—	—
Foreign tax expense and tax rate differential	(39,997)	(33,477)	(31,094)
Effect of change in accounting for excess tax benefits relating to stock-based compensation (Note 2)	(9,307)	—	—
Stock-based compensation expense	6,908	9,535	7,591
Subsidiary withholding tax liability	4,850	—	—
Effect of permanent differences	3,205	5,042	7,314
Change in valuation allowance	783	—	—
Change in foreign tax rates	29	—	9
State taxes, net of federal benefit	(116)	1,192	341
Other	(449)	645	328
Provision for income taxes	$101,545	$27,200	$21,614
The Company’s worldwide effective tax rate for years ended December 31, 2017, 2016 and 2015 was 58.3%, 21.5% and 20.4%, respectively. The income tax in 2017 was unfavorably impacted by U.S. Tax Reform which was partially offset by the recognition of excess tax benefits following the adoption of ASU No. 2016-09 on January 1, 2017. See Note 2 “Recent Accounting Pronouncements” for further information.
In Belarus, member technology companies of High-Technologies Park have a full exemption from Belarus income tax. This tax holiday was recently extended through January 2049. The aggregate dollar benefits derived from this tax holiday approximated $15.5 million, $13.6 million and $20.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The benefit the tax holiday had on diluted net income per share approximated $0.28, $0.26 and $0.40 for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Property and equipment	$170	$203
Intangible assets	1,456	1,525
Accrued expenses	4,392	9,172
Net operating loss carryforward	5,069	5,368
Deferred revenue	1,280	1,165
Stock-based compensation	16,197	19,701
Other assets	1,415	17
Deferred tax assets	$29,979	$37,151
Less: valuation allowance	(924)	—
Total deferred tax assets	$29,055	$37,151

Deferred tax liabilities:
Property and equipment	$1,868	$1,735
Intangible assets	3,077	4,969
Accrued revenue and expenses	1,352	500
Subsidiary withholding tax liability	4,850	—
Stock-based compensation	1,498	1,606
Other liabilities	239	314
Total deferred tax liabilities	$12,884	$9,124
Net deferred tax assets	$16,171	$28,027
As of December 31, 2017 and 2016 the Company classified $8,803 and $2,979, respectively, of deferred tax liabilities as Other noncurrent liabilities in the consolidated balance sheet.
Included in the stock-based compensation expense deferred tax asset at December 31, 2017 and 2016 is $8,512 and $11,471, respectively that is related to acquisitions and is amortized for tax purposes over a 10 to 15-year period.
As of December 31, 2017, our domestic and foreign net operating loss (“NOL”) carryforwards for income tax purposes were approximately $6,264 and $14,792, respectively. If not utilized, the domestic NOL carryforwards will begin to expire in 2021. Our foreign NOL carryforwards include $2,454 from jurisdictions with no expiration date, $5,338 that will expire in various countries by 2026, as well as $1,183 and $5,817, for which the Company has recorded a valuation allowance and will expire in 2021 and 2022, respectively. The valuation allowance maintained by the Company as of December 31, 2017 relates primarily to net operating loss carryforwards in certain non-U.S. jurisdictions that we believe are not likely to be realized. The net change in the valuation allowance in the current year was $924.
Uncertain Tax Positions
The liability for unrecognized tax benefits is included in noncurrent taxes payable, within the consolidated balance sheets at December 31, 2017 and 2016. At December 31, 2017 and 2016, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state tax positions) was $699 and $66, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company accrued $148 of interest and penalties resulting from such unrecognized tax benefits at December 31, 2017. There was no accrued interest and penalties resulting from such unrecognized tax benefits at December 31, 2016 and December 31, 2015.

The beginning to ending reconciliation of the gross unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance at January 1	$66	$62	$200
Increases in tax positions in current year	240	4	—
Increases in tax positions in prior year	459	—	—
Decreases due to settlement	(66)	—	(138)
Balance at December 31	$699	$66	$62
There were no tax positions for which it was reasonably possible that unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company files income tax returns in the United States and in various state, local and foreign jurisdictions. The Company’s significant tax jurisdictions are the United States, Canada, Russia, Denmark, Germany, Ukraine, the United Kingdom, Hungary, Switzerland, and India. The tax years subsequent to 2014 remain open to examination by the Internal Revenue Service and generally, the tax years subsequent to 2014 remain open to examination by various state and local taxing authorities and various foreign taxing authorities.

11.	EMPLOYEE BENEFITS
The Company offers a 401(k) retirement plan, which is a tax-qualified self-funded retirement plan covering substantially all of the Company’s U.S. employees. Under this plan, employees may elect to defer their current compensation up to the statutory limit defined by the Internal Revenue Service. The Company provides discretionary matching contributions to the plan of up to 2% of the employee’s eligible compensation as defined by the plan. Employer contributions are subject to a two-year vesting schedule. Employer contributions charged to expense for the years ended December 31, 2017, 2016 and 2015, were $2,331, $1,934 and $740, respectively.
The Company does not maintain any defined benefit pension plans or any non-qualified deferred compensation plans.

12.	LONG-TERM DEBT
Revolving Line of Credit — On September 12, 2014, the Company entered into a revolving loan agreement (the “2014 Credit Facility”) with PNC Bank, National Association; Santander Bank, N.A; and Silicon Valley Bank (collectively the “Lenders”). Under the 2014 Credit Facility, the Company’s borrowing capacity was set at $100,000, with potential to increase it to $200,000 if certain conditions were met.
Borrowings under the 2014 Credit Facility were denominated in U.S. dollars or, up to a maximum of $50,000 in British pounds sterling, Canadian dollars, euros or Swiss francs (or other currencies as may be approved by the Lenders). Borrowings under the 2014 Credit Facility bore interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate was equal to the highest of (a) the Federal Funds Open Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%.
On May 24, 2017, the Company terminated the 2014 Credit Facility and entered into a new unsecured credit facility (the “2017 Credit Facility”) with PNC Bank, National Association; PNC Capital Markets LLC; Wells Fargo Bank, National Association; Santander Bank, N.A.; Fifth Third Bank and Citibank N.A. (collectively the “Lenders”). The 2017 Credit Facility provides for a borrowing capacity of $300,000, with potential to increase the credit facility up to $400,000 if certain conditions are met. The 2017 Credit Facility matures on May 24, 2022.
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 in British pounds sterling, Canadian dollars, euros or Swiss francs or other currencies as may be approved by the administrative agent and the lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily LIBOR Rate, plus 1.0%.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of December 31, 2017, the Company was in compliance with all covenants contained in the 2017 Credit Facility.

As of December 31, 2017, the outstanding debt of the Company under the 2017 Credit Facility was $25,000 at an interest rate of 2.6%. As of December 31, 2016, the outstanding debt of the Company under the 2014 Credit Facility was $25,000. Both borrowings are subject to a LIBOR-based interest rate, which resets regularly at issuance, based on lending terms.
As of December 31, 2017 and 2016, the Company had $1,294 and $942 irrevocable standby letters of credit, respectively.
As of December 31, 2017, the borrowing capacity of the Company under the 2017 Credit Facility was $273,706. As of December 31, 2016, the borrowing capacity of the Company under the 2014 Credit Facility was $74,058.

13.	STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the consolidated statements of income and comprehensive income:

	For the Years Ended December 31,
	2017	2016	2015
Cost of revenues	$20,868	$16,619	$13,695
Selling, general and administrative expenses — Acquisition related	8,139	12,884	18,690
Selling, general and administrative expenses — All other	23,400	19,741	13,448
Total	$52,407	$49,244	$45,833
Equity Plans
2015 Long-Term Incentive Plan — On June 11, 2015, the Company’s stockholders approved the 2015 Long-Term Incentive Plan (“2015 Plan”) to be used to issue equity awards to company personnel. As of December 31, 2017, 5,818,622 shares of common stock remained available for issuance under the 2015 Plan. All of the awards issued pursuant to the 2015 Plan expire 10 years from the date of grant.
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity grants to its non-employee directors. The Company authorized 600,000 shares of common stock to be reserved for issuance under the plan. As of December 31, 2017, 539,772 shares of common stock remained available for issuance under the 2012 Directors Plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors.
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

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2015	6,838,746	$20.98	$183,073
Options granted	2,219,725	$62.18
Options exercised	(1,405,826)	$14.70
Options forfeited/cancelled	(201,731)	$34.48
Options outstanding at December 31, 2015	7,450,914	$34.07	$331,938
Options granted	313,088	$70.27
Options exercised	(895,804)	$20.13
Options forfeited/cancelled	(227,759)	$47.89
Options expired	(3,200)	$1.52
Options outstanding at December 31, 2016	6,637,239	$37.20	$179,936
Options granted	261,373	$73.40
Options exercised	(1,789,434)	$30.23
Options forfeited/cancelled	(200,210)	$57.09
Options expired	(7,220)	$4.63
Options outstanding at December 31, 2017	4,901,748	$40.91	$326,064	6.2

Options vested and exercisable at December 31, 2017	3,068,917	$31.49	$233,054	5.5
Options expected to vest	1,764,538	$56.35	$90,133	7.3
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense on a straight-line basis over the requisite service period (generally the vesting period). The Company estimates the volatility of its common stock at the date of grant using historical volatility of peer public companies. During 2014, the Company began including the historical volatility for the Company in conjunction with peer public companies to formulate estimated volatility regarding stock options. The expected term of the option is calculated using the simplified method of determining expected term as outlined in SEC Staff Accounting Bulletin 107 as the Company does not have sufficient history in order to develop a more precise estimate. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The Company has not declared or paid any dividends on its common stock. The Company intends to retain any earnings to fund operations and future growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.
The grant-date fair value for stock options granted was determined using a Black-Scholes model incorporating the following average assumptions:

	For the Years Ended December 31,
	2017	2016	2015
Expected volatility	30.5%	31.9%	34.1%
Expected term (in years)	6.25	6.24	6.25
Risk-free interest rate	2.1%	1.5%	1.8%
Expected dividends	—%	—%	—%
Additionally, the Company records share-based compensation expense only for those awards that are expected to vest. The Company applies an estimated forfeiture rate at the time of grant and adjusts those estimated forfeitures to reflect actual forfeitures quarterly.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $25.29, $24.26 and $24.21, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $91,148, $39,577 and $89,860, respectively.

The options are typically scheduled to vest over four years from the time of grant, subject to the terms of the applicable plan and stock option agreement. In general, in the event of a participant’s termination of service for any reason, unvested options are forfeited as of the date of such termination without any payment to the participant.
As of December 31, 2017, total remaining unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was approximately $24,354. The expense is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2017, a total of 4,354 shares underlying options exercised through December 31, 2017, were in transfer with the Company’s transfer agent.
Restricted Stock and Restricted Stock Units
The Company grants restricted stock units (“RSUs”) to Company personnel and non-employee directors under the Company’s 2015 Plan (and prior to its approval, under the 2012 Plan) and 2012 Directors Plan, respectively. Prior to 2017, awards to non-employee directors were in the form of restricted stock. In addition, the Company has issued in the past, and may issue in the future, its equity securities to compensate employees of acquired businesses for future services. Equity-based awards granted in connection with acquisitions of businesses are generally issued in the form of service-based awards (dependent on continuing employment only) and performance-based awards, which are granted and vest only if certain specified performance conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreement and acquisition documents with typical vesting period of three years, with 33.3% of the awards granted vesting in equal installments on the first, second and third anniversaries of the grant.
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the years ended December 31, 2017, 2016 and 2015:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2015	562,942	$37.42	70,500	$32.55	—	$—
Awards granted	5,295	$70.79	108,319	$67.21	—	$—
Awards vested	(261,504)	$33.74	(17,625)	$32.55	—	$—
Awards forfeited/cancelled	106	$36.57	(11,922)	$34.49	—	$—
Unvested service-based awards outstanding at December 31, 2015	306,839	$41.14	149,272	$57.55	—	$—
Awards granted	6,510	$73.00	408,629	$70.39	207,586	$70.53
Awards vested	(156,535)	$42.64	(41,015)	$55.60	—	$—
Awards forfeited/cancelled	(2,689)	$45.32	(31,698)	$70.44	(3,085)	$70.52
Unvested service-based awards outstanding at December 31, 2016	154,125	$40.89	485,188	$67.69	204,501	$70.53
Awards granted	—	$—	424,623	$73.89	170,295	$74.21
Awards modified	—	$—	(2,570)	$26.85	2,570	$73.27
Awards vested	(152,285)	$43.39	(140,043)	$66.54	(52,004)	$70.56
Awards forfeited/cancelled	—	$—	(79,186)	$70.30	(10,533)	$71.72
Unvested service-based awards outstanding at December 31, 2017	1,840	$54.37	688,012	$71.60	314,829	$72.50

The fair value of vested service-based awards (measured at the vesting date) for the years ended December 31, 2017, 2016 and 2015 was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Equity-classified equity-settled
Restricted stock	$12,607	$11,431	$19,305
Restricted stock units	10,620	2,932	1,092
Liability-classified cash-settled
Restricted stock units	3,811	—	—
Total fair value of vested service-based awards	$27,038	$14,363	$20,397
As of December 31, 2017, $81 of total remaining unrecognized stock-based compensation costs related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.6 years.
As of December 31, 2017, $32,100 of total remaining unrecognized stock-based compensation costs related to service-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.9 years.
As of December 31, 2017, $19,691 of total remaining unrecognized stock-based compensation costs related to service-based liability-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of which is expected to be recognized over the next 1.9 years.
The liability associated with our service-based liability-classified RSUs as of December 31, 2017 and 2016 was $5,964 and $2,111, respectively, and was classified as Deferred compensation due to employees in the consolidated balance sheets.
Performance -Based Awards
In 2014, the Company granted performance-based awards in connection with the acquisitions completed during that year. The total number of the awards varied based on attainment of certain performance targets pursuant to the terms of the relevant transaction documents. No performance-based awards are outstanding as of December 31, 2017.

Summarized activity related to the Company’s performance-based awards for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Equity-Classified Equity-Settled Restricted Stock		Liability-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2015	33,045	$38.44	338,465	$39.43	—	$—
Awards granted	—	$—	—	$—	14,000	$70.22
Awards vested	(12,145)	$39.92	(105,604)	$40.44	—	$—
Awards forfeited/cancelled	(1,360)	$36.57	—	$—	—	$—
Changes in the number of awards expected to be delivered	2,550	$36.57	(21,655)	$32.27	—	$—
Unvested performance-based awards outstanding at December 31, 2015	22,090	$37.52	211,206	$39.65	14,000	$70.22
Awards granted	—	$—	—	$—	—	$—
Awards vested	(9,978)	$40.15	(105,604)	$40.44	(4,666)	$70.22
Awards forfeited/cancelled	(6,539)	$36.97	—	$—	(4,667)	$70.22
Unvested performance-based awards outstanding at December 31, 2016	5,573	$33.47	105,602	$38.86	4,667	$70.22
Awards granted	—	$—	—	$—	—	$—
Awards vested	(5,573)	$33.47	(105,602)	$38.86	—	$—
Awards forfeited/cancelled	—	$—	—	$—	(4,667)	$70.22
Unvested performance-based awards outstanding at December 31, 2017	—	$—	—	$—	—	$—
The fair value of vested performance-based awards (measured at the vesting date) for the years ended December 31, 2017, 2016 and 2015 was as follows:

	For the Years Ended December 31,
	2017	2016	2015
Equity-classified equity-settled
Restricted stock	$452	$690	$789
Restricted stock units	—	348	—
Liability-classified equity-settled
Restricted stock	8,633	7,955	7,363
Total fair value of vested performance-based awards	$9,085	$8,993	$8,152

14.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock and unvested equity-settled RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	For the Years Ended December 31,
	2017	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$72,760	$99,266	$84,456
Numerator for basic and diluted earnings per share	$72,760	$99,266	$84,456

Denominator for basic and diluted earnings per share:
Basic weighted average common stock outstanding	52,077,011	50,309,362	48,720,844
Effect of dilutive securities:
Stock options, equity-settled RSUs and performance-based awards	2,907,162	2,906,030	3,265,029
Diluted weighted average common stock outstanding	54,984,173	53,215,392	51,985,873

Earnings per share:
Basic	$1.40	$1.97	$1.73
Diluted	$1.32	$1.87	$1.62
The amount of potential common stock that was excluded from the calculation of diluted earnings per share as their effect would be anti–dilutive was 883,350, 2,324,667 and 1,637,048 for the years ended December 31, 2017, 2016 and 2015, respectively.

15.	COMMITMENTS AND CONTINGENCIES
The Company leases office space under operating leases, which expire at various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Rent expense under operating lease agreements for the years ended December 31, 2017, 2016 and 2015 was $37,916, $28,220, and $20,065 respectively. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2017 were as follows:

Year Ending December 31,	Operating Leases
2018	$39,359
2019	27,739
2020	20,175
2021	15,517
2022	10,111
Thereafter	25,600
Total minimum lease payments	$138,501
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

16.	FAIR VALUE MEASUREMENTS
The Company had no material financial liabilities measured at fair value on a recurring basis as of December 31, 2017. The following table shows the fair values of the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2016:

	As of December 31, 2016
	Balance	Level 1	Level 2	Level 3
Performance-based equity awards	$3,789	$3,789	$—	$—
Total financial liabilities measured at fair value on a recurring basis	$3,789	$3,789	$—	$—
Performance-based equity awards carried at fair value on a recurring basis represent contractual liabilities related to certain business combination transactions completed in 2014. All of these awards have vested as of December 31, 2017 and the related liabilities have been settled. Changes in the fair values of these awards were recorded within selling, general and administrative expenses on the Company’s consolidated statements of income and comprehensive income.
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015, is as follows:

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
There was no activity in contractual contingent liabilities during the year ended December 31, 2017.

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

The generally short duration of certain of the Company’s assets and liabilities results in a significant number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s consolidated balance sheets. The Company’s financial assets and liabilities that are not carried at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows:

•	cash and cash equivalents;

•	restricted cash and time deposits;

•	employee loans and notes receivable;

•	long-term debt (Note 12 “Long-Term Debt”)
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities for which disclosure of fair value is required, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets:
Cash and cash equivalents	$582,585	$582,585	$582,585	$—	$—
Time deposits and restricted cash	$673	$673	$—	$673	$—
Employee loans	$4,210	$4,210	$—	$—	$4,210
Financial Liabilities:
Borrowings under 2017 Credit Facility	$25,009	$25,009	$—	$25,009	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets:
Cash and cash equivalents	$362,025	$362,025	$362,025	$—	$—
Time deposits and restricted cash	$3,042	$3,042	$—	$3,042	$—
Employee loans	$5,978	$5,978	$—	$—	$5,978
Financial Liabilities:
Borrowings under 2014 Credit Facility	$25,019	$25,019	$—	$25,019	$—

17.	SEGMENT INFORMATION
The Company determines its business segments and reports segment information in accordance with how the Company’s chief operating decision maker (“CODM”) organizes the segments to evaluate performance, allocate resources and make business decisions. Segment results are based on the segment’s revenues and operating profit, where segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain expenses not directly attributable to or controllable at the segment level are not allocated to specific segments. Further, stock based compensation expense is not allocated to individual segments in internal management reports used by the CODM. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations as reported below in the reconciliation of segment operating profit to consolidated income before provision for income taxes.
The Company manages its business primarily based on the managerial responsibility for its client base. As managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of the Company’s reportable segments. In some cases, managerial responsibility for a particular client is assigned to a management team in another region and is usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In such cases, the client’s activity would be reported through that management team’s reportable segment.
The Company’s reportable segments are North America, Europe, Russia and Other. The revenues in the Other segment represented less than 1% of total segment revenues in 2015 due to the ending of certain customer relationships and contractual changes with other clients. As no substantial clients remained in the segment, during the first quarter of 2016, the Company shifted managerial responsibility for the remaining clients to the Russia segment. This change did not represent a change in the Company’s segments but rather a movement in responsibility for several clients that represented less than 1% of total segment revenues.
Segment revenues from external customers and segment operating profit/(loss) for the North America, Europe, Russia and Other reportable segments were as follows:

	For the years ended December 31,
	2017	2016	2015
Total segment revenues:
North America	$796,126	$642,216	$471,603
Europe	593,167	474,988	400,460
Russia	62,994	43,611	37,992
Other	—	—	4,911
Total segment revenues	$1,452,287	$1,160,815	$914,966
Segment operating profit/(loss):
North America	$169,340	$143,021	$112,312
Europe	92,080	67,545	68,717
Russia	13,906	7,555	5,198
Other	—	—	(94)
Total segment operating profit	$275,326	$218,121	$186,133
Intersegment transactions were excluded from the above on the basis that they are neither included into the measure of a segment’s profit and loss by the CODM, nor provided to the CODM on a regular basis.
There were no customers individually exceeding 10% of our total segment revenues for the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, segment revenues from one customer, UBS AG, were $138,124 and $130,605, respectively and accounted for more than 10% of total segment revenues. Revenues from this customer are reported in the Company’s Europe segment.
Accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of December 31, 2017, unbilled revenues from one customer, individually exceeded 10% and accounted for 13.0% of our total unbilled revenues. As of December 31, 2016, unbilled revenues from two customers, individually exceeded 10% and accounted for 22.2% of our total unbilled revenues. There were no customers individually exceeding 10% of our accounts receivable as of December 31, 2017 and 2016.

Reconciliations of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for income taxes are presented below:

	For the Years Ended December 31,
	2017	2016	2015
Total segment revenues	$1,452,287	$1,160,815	$914,966
Other income included in segment revenues	(1,839)	(683)	(838)
Revenues	$1,450,448	$1,160,132	$914,128

Total segment operating profit:	$275,326	$218,121	$186,133
Unallocated amounts:
Other income included in segment revenues	(1,839)	(683)	(838)
Stock-based compensation expense	(52,407)	(49,244)	(45,833)
Non-corporate taxes	(9,659)	(5,909)	(4,274)
Professional fees	(8,032)	(8,265)	(7,104)
Depreciation and amortization	(7,632)	(8,290)	(5,581)
Bank charges	(1,969)	(1,515)	(1,352)
One-time charges	(1,741)	(706)	(747)
Other corporate expenses	(19,101)	(9,813)	(14,437)
Income from operations	172,946	133,696	105,967
Interest and other income, net	4,601	4,848	4,731
Foreign exchange loss	(3,242)	(12,078)	(4,628)
Income before provision for income taxes	$174,305	$126,466	$106,070
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. The Company’s long-lived assets based on physical location of the assets was as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Belarus	$49,866	$46,011	$44,879
Russia	9,617	7,203	2,084
Ukraine	6,995	5,610	4,487
Hungary	3,901	3,485	2,485
United States	3,371	2,618	1,969
Poland	2,893	2,213	1,088
India	2,698	1,650	1,099
China	2,608	1,887	514
Bulgaria	922	722	317
Other	3,548	2,217	1,577
Total	$86,419	$73,616	$60,499
The table below presents information about the Company’s revenues by client location including reimbursable expenses and other revenues, of $17,138, $12,521 and $9,511 for the years ended 2017, 2016 and 2015. See Note 1 “Nature of Business and Summary of Significant Accounting Policies” for discussion on reclassifications to conform to the current presentation.

Information about the Company’s revenues by client location is as follows:

	For the Years Ended December 31,
	2017	2016	2015
United States	$783,563	$611,392	$431,992
United Kingdom	188,995	177,194	166,418
Switzerland	123,281	122,919	111,686
Russia	61,222	40,944	36,585
Germany	60,158	43,621	36,403
Canada	57,129	59,189	58,319
Netherlands	51,556	17,521	10,373
Sweden	32,161	23,838	10,775
Hong Kong	19,795	21,010	23,285
United Arab Emirates	12,403	3,615	—
Belgium	8,725	8,627	8,113
Ireland	8,674	5,167	5,536
China	7,379	4,479	817
Italy	6,505	4,052	2,342
Other locations	28,902	16,564	11,484
Revenues	$1,450,448	$1,160,132	$914,128
Service Offering Information
Information about the Company’s revenues by service offering is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Software development	$1,060,286	$841,916	$644,732
Application testing services	276,270	223,010	174,259
Application maintenance and support	92,630	74,475	70,551
Licensing	3,529	3,141	3,764
Infrastructure services	595	5,069	11,311
Reimbursable expenses and other revenues	17,138	12,521	9,511
Revenues	$1,450,448	$1,160,132	$914,128

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly results for the two years ended December 31, 2017 and 2016 were as follows:

	Three Months Ended
2017	March 31	June 30	September 30	December 31	Full Year
Revenues	$324,651	$348,977	$377,523	$399,297	$1,450,448
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	207,730	220,132	239,369	254,121	921,352
Selling, general and administrative expenses	78,453	80,419	81,190	84,793	324,855
Depreciation and amortization expense	6,672	7,020	7,174	7,696	28,562
Other operating expenses, net	830	724	542	637	2,733
Income from operations	30,966	40,682	49,248	52,050	172,946
Interest and other income, net	584	802	1,416	1,799	4,601
Foreign exchange (loss)/income	(2,955)	1,562	(77)	(1,772)	(3,242)
Income before provision for income taxes	28,595	43,046	50,587	52,077	174,305
Provision for income taxes	4,954	5,687	7,953	82,951	101,545
Net income/(loss)	$23,641	$37,359	$42,634	$(30,874)	$72,760
Comprehensive income/(loss)	$30,027	$41,910	$48,337	$(27,449)	$92,825
Basic net income/(loss) per share(1)	$0.46	$0.72	$0.81	$(0.58)	$1.40
Diluted net income/(loss) per share(1)(2)	$0.44	$0.68	$0.77	$(0.58)	$1.32

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

(2)	Due to the net loss during the three months ended December 31, 2017, zero incremental shares are included in the calculation of diluted earnings per share because of their antidilutive effect.

	Three Months Ended
2016	March 31	June 30	September 30	December 31	Full Year
Revenues	$264,482	$283,832	$298,293	$313,525	$1,160,132
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	167,381	180,782	190,797	198,226	737,186
Selling, general and administrative expenses	61,494	64,241	67,491	71,432	264,658
Depreciation and amortization expense	5,102	6,123	5,925	6,237	23,387
Other operating expenses, net	174	606	178	247	1,205
Income from operations	30,331	32,080	33,902	37,383	133,696
Interest and other income, net	1,211	1,138	1,067	1,432	4,848
Foreign exchange loss	(1,290)	(2,295)	(1,728)	(6,765)	(12,078)
Income before provision for income taxes	30,252	30,923	33,241	32,050	126,466
Provision for income taxes	6,353	6,493	7,067	7,287	27,200
Net income	$23,899	$24,430	$26,174	$24,763	$99,266
Comprehensive income	$28,598	$22,044	$26,532	$19,554	$96,728
Basic net income per share(1)	$0.48	$0.49	$0.51	$0.49	$1.97
Diluted net income per share(1)	$0.45	$0.46	$0.49	$0.46	$1.87

(1)	Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(U.S. dollars in thousands)

	Balance at Beginning of Year	Additions	Deductions/ Write offs	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts for trade receivables	$2,014	998	(1,826)	$1,186
Valuation allowance on deferred tax assets	$—	924	—	$924
Year ended December 31, 2016
Allowance for doubtful accounts for trade receivables	$1,729	3,500	(3,215)	$2,014
Year ended December 31, 2015
Allowance for doubtful accounts for trade receivables	$2,181	$1,704	$(2,156)	$1,729