Form 10-Q
period 2018-03-31
EPAM Systems, Inc.
filed 2018-05-10
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2018
Common Stock, par value $0.001 per share	53,402,051 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	As of March 31, 2018	As of December 31, 2017
Assets
Current assets
Cash and cash equivalents	$535,857	$582,585
Accounts receivable, net of allowance of $1,375 and $1,186, respectively	262,295	265,639
Unbilled revenues	136,807	86,500
Prepaid and other current assets, net of allowance of $161 and $45, respectively	33,154	23,196
Employee loans, current, net of allowance of $0 and $0, respectively	2,067	2,113
Total current assets	970,180	960,033
Property and equipment, net	96,825	86,419
Employee loans, noncurrent, net of allowance of $0 and $0, respectively	1,883	2,097
Intangible assets, net	59,500	44,511
Goodwill	150,337	119,531
Deferred tax assets	48,170	24,974
Other noncurrent assets, net of allowance of $138 and $140, respectively	16,507	12,691
Total assets	$1,343,402	$1,250,256

Liabilities
Current liabilities
Accounts payable	$8,474	$5,574
Accrued expenses and other current liabilities	56,701	89,812
Due to employees	60,642	38,757
Deferred compensation due to employees	1,827	5,964
Taxes payable	52,264	40,860
Total current liabilities	179,908	180,967
Long-term debt	25,025	25,033
Taxes payable, noncurrent	62,031	59,874
Other noncurrent liabilities	21,090	9,435
Total liabilities	288,054	275,309
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 53,326,733 and 53,003,420 shares issued, 53,306,998 and 52,983,685 shares outstanding at March 31, 2018 and December 31, 2017, respectively	53	53
Additional paid-in capital	486,022	473,874
Retained earnings	583,695	518,820
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(14,245)	(17,623)
Total stockholders’ equity	1,055,348	974,947
Total liabilities and stockholders’ equity	$1,343,402	$1,250,256

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$424,148	$324,651
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	277,634	207,730
Selling, general and administrative expenses	87,777	78,453
Depreciation and amortization expense	8,176	6,672
Other operating expenses, net	1,864	830
Income from operations	48,697	30,966
Interest and other (loss)/income, net	(551)	584
Foreign exchange loss	(247)	(2,955)
Income before (benefit from)/provision for income taxes	47,899	28,595
(Benefit from)/provision for income taxes	(16,519)	4,954
Net income	$64,418	$23,641
Foreign currency translation adjustments, net of tax	3,309	6,386
Unrealized gain on cash-flow hedging instruments, net of tax	69	—
Comprehensive income	$67,796	$30,027

Net income per share:
Basic	$1.21	$0.46
Diluted	$1.15	$0.44
Shares used in calculation of net income per share:
Basic	53,079	50,958
Diluted	56,241	53,889

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$64,418	$23,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,176	6,672
Bad debt expense/(recovery)	199	(517)
Deferred taxes	(23,290)	2,595
Stock-based compensation expense	16,596	15,776
Other	(1,982)	651
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets:
Accounts receivable	12,475	24,635
Unbilled revenues	(48,193)	(39,485)
Prepaid expenses and other assets	(7,623)	(2,211)
Increase/(decrease) in operating liabilities:
Accounts payable	2,520	77
Accrued expenses and other liabilities	(31,470)	(18,484)
Due to employees	11,656	8,611
Taxes payable	3,848	7,135
Net cash provided by operating activities	7,330	29,096
Cash flows from investing activities:
Purchases of property and equipment	(10,711)	(5,725)
Employee housing loans issued	(108)	(370)
Proceeds from repayments of employee housing loans	519	689
Decrease in time deposits, net	418	21
Acquisition of business, net of cash acquired	(50,264)	—
Other investing activities, net	(18)	(276)
Net cash used in investing activities	(60,164)	(5,661)
Cash flows from financing activities:
Proceeds from stock option exercises	7,588	10,606
Payments of withholding taxes related to net share settlements of restricted stock units	(106)	(2,694)
Repayment of debt (Note 5)	(3,466)	(30)
Net cash provided by financing activities	4,016	7,882
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,040	2,952
Net (decrease)/increase in cash, cash equivalents and restricted cash	(45,778)	34,269
Cash, cash equivalents and restricted cash, beginning of period	582,855	364,664
Cash, cash equivalents and restricted cash, end of period	$537,077	$398,933

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of March 31, 2018	As of December 31, 2017
Balance sheet classification
Cash and cash equivalents	$535,857	$582,585

Restricted cash in Prepaid and other current assets	18	91
Restricted cash in Other noncurrent assets	1,202	179
Total restricted cash	1,220	270
Total cash, cash equivalents and restricted cash	$537,077	$582,855

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading global provider of digital platform engineering and software development services to clients located around the world, primarily in North America, Europe, Asia and Australia. The Company has expertise in various industries, including software and hi-tech, financial services, business information and media, travel and hospitality, retail and distribution and life sciences and healthcare. The Company is incorporated in Delaware and headquartered in Newtown, PA.
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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the Company’s consolidated financial position, results of operations, and cash flows.
Revenue Recognition — Effective January 1, 2018, the Company adopted the new accounting standard ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as amended using the modified retrospective method. The standard effectively replaced previously existing revenue recognition guidance (Topic 605) and requires entities to recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services as well as requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
The following table summarizes the cumulative effect of adopting Topic 606 using the modified retrospective method of adoption as of January 1, 2018:

	Balance as of December 31, 2017	Adjustments Due to Topic 606	Balance as of January 1, 2018
Balance Sheet
Assets
Unbilled revenues	$86,500	$(78)	$86,422
Deferred tax assets	$24,974	$(173)	$24,801
Liabilities
Accrued expenses and other current liabilities	$89,812	$(708)	$89,104
Stockholders’ equity
Retained earnings	$518,820	$457	$519,277
The Company applied a practical expedient to aggregate the effect of all contract modifications that occurred before the adoption date.
See Note 6 “Revenues” in the condensed consolidated interim financial statements for additional information regarding revenues.

Restricted cash and restricted cash equivalents — Effective January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash which requires the Company to include in its cash and cash equivalents balances presented in the statements of cash flows amounts that are deemed to be restricted in nature. As a result of the adoption, the Company restated its condensed consolidated statements of cash flows for all of the prior periods presented. The impact of adoption on the Company’s condensed consolidated statement of cash flows was as follows for the three months ended March 31, 2017:

	As Reported	Restated	Effect
Cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$(79)	$(2,211)	$(2,132)
Net cash provided by operating activities	$31,228	$29,096	$(2,132)
Cash flows from investing activities:
Decrease in restricted cash and time deposits, net	$38	$21	$(17)
Net cash used in investing activities	$(5,644)	$(5,661)	$(17)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$2,928	$2,952	$24
Net increase in cash, cash equivalents and restricted cash	$36,394	$34,269	$(2,125)
Cash, cash equivalents and restricted cash, beginning of period	$362,025	$364,664	$2,639
Cash, cash equivalents and restricted cash, end of period	$398,419	$398,933	$514
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
Leases — Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (with early adoption permitted effective January 1, 2018.) This amendment supersedes previous accounting guidance (Topic 840) and requires all leases, with the exception of leases with a term of twelve months or less, to be recorded on the balance sheet as lease assets and lease liabilities. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The transition guidance in Topic 842 also provides specific guidance for the amounts previously recognized in accordance with the business combinations guidance for leases. The Company has developed a transition plan, which includes making necessary changes to policies, processes, internal controls and system enhancements to generate the information necessary to comply with the new standard. The Company expects to adopt this standard on January 1, 2019. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements or concluded on whether it will elect to apply practical expedients.

Derivatives and Hedging — Effective January 1, 2019, with early adoption permitted in any interim or annual period, the Company will be required to adopt ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to simplify and amend hedge accounting and reporting to better align and disclose the economic results of an entity’s risk management activities in its financial statements. The ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also changes how companies assess effectiveness and amends the presentation and disclosure requirements by eliminating the requirement to separately measure and report hedge ineffectiveness and generally requires companies, for qualifying hedges, to present the entire change in the fair value of a hedging instrument in the same income statement line as the hedged item. The guidance also eases documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The standard requires entities to apply the amended presentation and disclosure guidance prospectively as of the period of adoption. The Company has not yet concluded on when it will adopt the new standard.
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

2.	ACQUISITIONS
Continuum — On March 15, 2018, the Company acquired all of the outstanding equity of Continuum Innovation LLC together with its subsidiaries (“Continuum”) to enhance the Company’s consulting capabilities as well as its digital and service design practices. Continuum, headquartered in Boston with offices located in Milan, Seoul, and Shanghai, focuses on four practices including strategy, physical and digital design, technology and its Made Real Lab. The acquisition of Continuum added approximately 125 design consultants to the Company’s headcount.
In connection with the Continuum acquisition, the Company paid $52,515 as cash consideration, of which $5,410 was placed in escrow for a period of 9 to 15 months as security for the indemnification obligations of the sellers under the terms of the stock purchase agreement. Furthermore, subject to attainment of specified performance targets in the 12 months after the acquisition, the Company will make a cash earnout payment with a maximum amount payable of $3,135. The Company recorded $2,500 related to this earnout payment as contingent consideration (Note 4 “Fair Value Measurements”).
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Continuum acquisition date:

Amount
Cash and cash equivalents	$2,251
Accounts receivable	6,676
Unbilled revenues	2,463
Prepaid and other current assets	942
Goodwill	29,805
Intangible assets	16,600
Property and equipment and other noncurrent assets	8,902
Total assets acquired	$67,639
Accounts payable, accrued expenses and other current liabilities	$2,991
Due to employees	1,001
Long-term debt (Note 5)	3,220
Other noncurrent liabilities	5,412
Total liabilities assumed	$12,624
Net assets acquired	$55,015
The above estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company is gathering additional information necessary to finalize the estimated fair values of the assets acquired and liabilities assumed. The fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
The following table presents the estimated fair values and useful lives of intangible assets acquired during the three months ended March 31, 2018:

	Continuum
	Weighted Average Useful Life (in years)	Amount
Customer relationships	8	$8,500
Trade names	8	5,700
Contract royalties	8	2,400
Total		$16,600
The goodwill recognized as a result of the Continuum acquisition is attributable primarily to strategic and synergistic opportunities related to the consulting business, the assembled workforce of Continuum and other factors. The goodwill is expected to be deductible for income tax purposes.

Pro forma results of operations have not been presented because the effect of the Continuum acquisition on the Company’s condensed consolidated financial statements was not material.

3.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of December 31, 2017	$77,290	$42,241	$119,531
Continuum acquisition	29,805	—	29,805
Effect of net foreign currency exchange rate changes	(15)	1,016	1,001
Balance as of March 31, 2018	$107,080	$43,257	$150,337
There were no accumulated impairment losses in the North America or Europe reportable segments as of March 31, 2018 or December 31, 2017.

4.	FAIR VALUE MEASUREMENTS
The Company carries certain liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables show the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	As of March 31, 2018
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$90	$—	$90	$—
Total assets measured at fair value on a recurring basis	$90	$—	$90	$—

Contingent consideration	$2,500	$—	$—	$2,500
Total liabilities measured at fair value on a recurring basis	$2,500	$—	$—	$2,500
The Company had no material financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2017.

As of March 31, 2018, contingent consideration included amounts payable in cash in connection with the acquisition of Continuum completed during the three months ended March 31, 2018 (Note 2 “Acquisitions”). The fair value of the contingent consideration is based on the expected future payments to be made to the sellers of the acquired business in accordance with the provisions outlined in the purchase agreement. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreement and adjusted those estimates to reflect the probability of their achievement. Those future payments were then discounted to present value using the Company’s cost of debt. The Company believes its estimates and assumptions are reasonable; however, there is significant judgment involved. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liability. Such changes, if any, are recorded within Interest and other (loss)/income, net in the Company’s consolidated statements of income and comprehensive income.
During the three months ended March 31, 2018, the Company implemented a hedging program whereby it entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of forecasted Russian ruble and Indian rupee transactions. The program was immaterial to the condensed consolidated financial statements for the three months ended March 31, 2018.
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 is as follows:

Amount
Contractual contingent liabilities at December 31, 2017	$—
Acquisition date fair value of contractual contingent liabilities — Continuum (Note 2)	2,500
Contractual contingent liabilities at March 31, 2018	$2,500
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

The generally short duration of certain of the Company’s assets and liabilities results in a number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s condensed consolidated balance sheets. These types of assets and liabilities which are reported on the Company’s condensed consolidated balance sheets include:

•	cash and cash equivalents;

•	time deposits and restricted cash;

•	employee loans;

•	borrowings under 2017 Credit Facility (Note 5 “Long-Term Debt”).
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities for which disclosure of fair value is required, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Financial Assets:
Cash and cash equivalents	$535,857	$535,857	$535,857	$—	$—
Restricted cash	$1,220	$1,220	$1,220	$—	$—
Employee loans	$3,950	$3,950	$—	$—	$3,950
Financial Liabilities:
Borrowings under 2017 Credit Facility	$25,020	$25,020	$—	$25,020	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets:
Cash and cash equivalents	$582,585	$582,585	$582,585	$—	$—
Time deposits and restricted cash	$673	$673	$—	$673	$—
Employee loans	$4,210	$4,210	$—	$—	$4,210
Financial Liabilities:
Borrowings under 2017 Credit Facility	$25,009	$25,009	$—	$25,009	$—

5.	LONG-TERM DEBT
Revolving Line of Credit — On May 24, 2017, the Company entered into an unsecured credit facility (the “2017 Credit Facility”) with PNC Bank, National Association; PNC Capital Markets LLC; Wells Fargo Bank, National Association; Santander Bank, N.A.; Fifth Third Bank and Citibank N.A. (collectively the “Lenders”). The 2017 Credit Facility provides for a borrowing capacity of $300,000, with potential to increase the credit facility up to $400,000 if certain conditions are met. The 2017 Credit Facility matures on May 24, 2022.
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs or other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of March 31, 2018, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of March 31, 2018, the Company was in compliance with all covenants contained in the 2017 Credit Facility.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of March 31, 2018	As of December 31, 2017
Outstanding debt	$25,000	$25,000
Interest rate	2.9%	2.6%
Irrevocable standby letters of credit	$358	$1,294
Available borrowing capacity	$274,642	$273,706
Current maximum borrowing capacity	$300,000	$300,000
As part of the acquisition of Continuum, the Company assumed $3,448 of long-term debt associated with a leased facility and payable to Continuum’s landlord. The debt was payable in monthly installments through March 2029 and bore interest at a rate of 8% per annum. During the three months ended March 31, 2018, the Company paid $3,448 to settle this assumed long-term debt.

6.	REVENUES
Adoption of ASC Topic 606, “Revenue from Contracts with Customers” and Change in Accounting Policies
Effective January 1, 2018 the company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) as amended. The Company adopted the new guidance using the modified retrospective method by recognizing the cumulative effect of adoption as an adjustment to retained earnings as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. The impact of adoption of the new guidance on the Company’s consolidated financial statements as of January 1, 2018 are presented in Note 1 “Summary of Significant Accounting Policies.”

The Company recognizes revenues when control of goods or services is passed to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Such control may be transferred over time or at a point in time depending on satisfaction of obligations stipulated by the contract. Consideration expected to be received may consist of both fixed and variable components and is allocated to each separately identifiable performance obligation based on the performance obligation’s relative standalone selling price. Variable consideration is usually presented in the form of cash incentives or credits. Determining the estimated amount of such variable consideration involves assumptions and judgment that can have an impact on the amount of revenue reported.
The Company derives its revenues from a variety of service offerings, which represent specific competencies of its IT professionals. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements. The majority of the Company’s revenues are generated under time-and-material contracts which are billed using hourly, daily or monthly rates to determine the amounts to be charged directly to the client. The Company applies a practical expedient and revenue related to time-and-material contracts is recognized based on the Company’s right to invoice for services performed.
Fixed-price contracts include maintenance and support arrangements, which may exceed one year in duration, as well as application development arrangements. Maintenance and support arrangements generally relate to the provision of ongoing services. Revenues for such agreements are recognized ratably over the expected service period. Application development arrangements are accounted for using input or output methods for measuring the progress towards satisfaction of the performance obligation. Input methods are used only when there is a direct correlation between hours incurred and the end product delivered. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period. Revenues from licenses which have significant stand-alone functionality are recognized at a point in time when control of the license is transferred to the customer. Revenues from licenses which do not have stand-alone functionality are recognized over time.
If there is an uncertainty about the receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved. The Company applies a practical expedient and does not assess the existence of a significant financing component if the period between when the Company transfers the service to a customer and when the customer pays for that service is one year or less.
The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the condensed consolidated statements of income and comprehensive income.
The following table summarizes the impacts of changes in accounting policies after adoption of Topic 606 on the Company’s condensed consolidated financial statements for the three months ended March 31, 2018, which primarily resulted from deferring the timing of revenue recognition for contracts that was previously recognized on a cash basis and recognizing revenues from certain license agreements at a point-in-time rather than over time:

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Deferred tax assets	$48,170	$48,031	$139
Liabilities
Accrued expenses and other current liabilities	$56,701	$55,988	$713
Stockholders’ equity
Retained earnings	$583,695	$584,269	$(574)

	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Income Statement
Revenues	$424,148	$424,861	$(713)
Income from operations	$48,697	$49,410	$(713)
Provision for income taxes	$(16,519)	$(16,658)	$(139)
Net income	$64,418	$64,992	$(574)

Disaggregation of Revenues
The following table show the disaggregation of the Company’s revenues by major client location, including a reconciliation of the disaggregated revenue with the reportable segments (Note 11 “Segment Information”) for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Client Locations
North America	$226,070	$13,361	$15	$239,446	$—	$239,446
Europe	2,740	150,480	42	153,262	(177)	153,085
CIS	2,003	63	19,714	21,780	—	21,780
APAC	383	9,439	15	9,837	—	9,837
Revenues	$231,196	$173,343	$19,786	$424,325	$(177)	$424,148
The following table show the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenue with the reportable segments (Note 11 “Segment Information”) for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Vertical
Financial Services	$21,956	$65,818	$16,225	$103,999	$(177)	$103,822
Travel & Consumer	40,687	49,454	1,673	91,814	—	91,814
Software & Hi-Tech	60,564	20,294	764	81,622	—	81,622
Business Information & Media	57,337	18,870	—	76,207	—	76,207
Life Sciences & Healthcare	27,467	4,823	—	32,290	—	32,290
Emerging Verticals	23,185	14,084	1,124	38,393	—	38,393
Revenues	$231,196	$173,343	$19,786	$424,325	$(177)	$424,148
The following table show the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenue with the Company’s reportable segments (Note 11 “Segment Information”) for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Type
Time-and-material	$214,316	$159,466	$10,096	$383,878	$—	$383,878
Fixed-price	15,992	12,953	9,672	38,617	—	38,617
Licensing	662	619	10	1,291	—	1,291
Other revenues	226	305	8	539	(177)	362
Revenues	$231,196	$173,343	$19,786	$424,325	$(177)	$424,148

Timing of Revenue Recognition
The following table shows the timing of revenue recognition:

	Three Months Ended March 31, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$344	$428	$10	$782	$(177)	$605
Transferred over time	230,852	172,915	19,776	423,543	—	423,543
Revenues	$231,196	$173,343	$19,786	$424,325	$(177)	$424,148
During the three months ended March 31, 2018, the Company recognized $5,404 of revenues from performance obligations satisfied in previous periods.
The following table includes the estimated revenue expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of March 31, 2018. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$11,704	$962	$142	$34	$12,842
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of March 31, 2018	As of December 31, 2017
Contract assets included in Unbilled revenues	$15,384	$7,901
Contract liabilities included in Accrued expenses and other current liabilities	$8,477	$4,498
Contract assets included in Unbilled revenues are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. The Company recognizes an impairment loss when the contract carrying amount is greater than the remaining consideration receivable, less directly related costs to be incurred. Contract assets have increased from December 31, 2017 due to seasonality related to contracts with customers covering calendar year periods.
Contract liabilities comprise amounts billed to its clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. During the three months ended March 31, 2018, the Company recognized $1,624 of revenue that was included in Accrued expenses and other current liabilities at the beginning of the period.

7.	INCOME TAXES
In determining its interim (benefit from)/provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The Company’s worldwide effective tax rate for the three months ended March 31, 2018 and 2017 was (34.5)% and 17.3%, respectively. The interim benefit from income taxes in the three months ended March 31, 2018 was favorably impacted by the recognition of $24,634 of net deferred tax assets as a result of the election to disregard as separate entities for U.S. tax purposes certain foreign subsidiaries of the Company as well as the reduction in the U.S corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, the Company recorded excess tax benefits upon vesting or exercise of stock-based awards in the period of $4,690 and $1,695 during the three months ended March 31, 2018 and 2017, respectively.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act (“U.S. Tax Act”), the Company has made reasonable estimates of the effects and recorded provisional amounts in its interim financial statements as of March 31, 2018. As the Company collects and prepares necessary data and interprets the U.S. Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, and further refines the calculations, the Company may make adjustments to the provisional amounts recorded. During the three months ended March 31, 2018, the Company further refined its estimate and recorded a provisional $2,157 increase in its income taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax which now totals $66,478. Of this amount, $61,332 is classified as Taxes payable, noncurrent as of March 31, 2018. The Company expects to complete its analysis during the second half of 2018. Any adjustments during this measurement period will be included in the provision for income taxes in the reporting period when such adjustments are determined.
The U.S. Tax Act subjects a U.S. shareholder to global intangible low-taxed income tax (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. During the three months ended March 31, 2018, the Company elected to provide for the tax expense related to GILTI in the year the tax is incurred. This election did not have a material impact on the interim financial statements for the three months ended March 31, 2018.

8.	STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income and comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$8,289	$5,350
Selling, general and administrative expenses - Acquisition related	—	4,574
Selling, general and administrative expenses - All other	8,307	5,852
Total	$16,596	$15,776
Stock Options

Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2018	4,901,748	$40.91
Options granted	153,204	$112.62
Options exercised	(198,936)	$38.45
Options forfeited/cancelled	(20,333)	$64.43
Options outstanding at March 31, 2018	4,835,683	$43.18	$344,937	6.1

Options vested and exercisable at March 31, 2018	3,884,351	$35.74	$305,998	5.6
Options expected to vest at March 31, 2018	883,899	$73.13	$36,587	8.0
As of March 31, 2018, $23,092 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years.
As of March 31, 2018, a total of 12,329 shares underlying options exercised through March 31, 2018, were in transfer with the Company’s transfer agent.
Effective January 1, 2018 the Company changed the methodology for estimating volatility used in the Black-Scholes option valuation model. Prior to January 1, 2018, the Company estimated the volatility of its common stock by using historical volatility of peer public companies including the Company’s historical volatility. In the first quarter of 2018, the Company began exclusively using its own historical volatility as it believes this is a more accurate estimate of future volatility of the price of the Company’s common stock. The Company did not change the methodology for estimating any other Black-Scholes option valuation model assumptions as disclosed in Note 13 “Stock-Based Compensation” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2018.

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2018	1,840	$54.37	688,012	$71.60	314,829	$72.50
Awards granted	—	$—	322,317	$113.92	85,218	$112.63
Awards modified	—	$—	(2,256)	$72.04	2,256	$116.75
Awards vested	—	$—	(186,327)	$69.11	(83,676)	$72.02
Awards forfeited/cancelled	—	$—	(13,401)	$72.60	(2,532)	$72.34
Unvested service-based awards outstanding at March 31, 2018	1,840	$54.37	808,345	$89.03	316,095	$83.76
As of March 31, 2018, $68 of total remaining unrecognized stock-based compensation cost related to service-based restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.4 years.

As of March 31, 2018, $59,840 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.2 years. During the three months ended March 31, 2018, 44,228 RSUs were granted in connection with the acquisition of Continuum.
As of March 31, 2018, $29,731 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.
The liability associated with the service-based liability-classified RSUs as of March 31, 2018 and December 31, 2017, was $1,224 and $5,964, respectively, and was classified as Deferred compensation due to employees in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the three months ended March 31, 2018.

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2018	—	$—
Awards granted	45,375	$121.75
Awards vested	—	$—
Awards forfeited/cancelled	—	$—
Unvested performance-based awards outstanding at March 31, 2018	45,375	$121.75
As of March 31, 2018, $5,439 of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.3 years.
Performance-based equity-classified RSUs were granted during the period in connection with the acquisition of Continuum and have a variable vesting period, subject to satisfaction of the applicable performance conditions with each vesting portion having its own service inception date. The Company will periodically assess the probability of achievement of the performance criteria and adjust the amount of compensation expense accordingly. Compensation is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria for each vesting portion separately.

9.	EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$64,418	$23,641
Numerator for basic and diluted earnings per share	$64,418	$23,641

Denominator:
Weighted average common shares for basic earnings per share	53,078,529	50,958,089
Net effect of dilutive stock options, restricted stock units and restricted stock awards	3,162,010	2,930,658
Weighted average common shares for diluted earnings per share	56,240,539	53,888,747

Net income per share:
Basic	$1.21	$0.46
Diluted	$1.15	$0.44
The number of shares underlying equity–based awards that was excluded from the calculation of diluted earnings per share as their effect would be anti–dilutive was 53,230 and 2,271,877 during the three months ended March 31, 2018 and 2017, respectively.

10.	COMMITMENTS AND CONTINGENCIES
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
Litigation — From time to time, the Company is involved in litigation, claims or other contingencies arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, if decided adversely, is not expected to have a material effect on the Company’s business, financial condition, results of operations and cash flows.

11.	SEGMENT INFORMATION
The Company determines its business segments and reports segment information in accordance with how the Company’s chief operating decision maker (“CODM”) organizes the segments to evaluate performance, allocate resources and make business decisions. Segment results are based on the segment’s revenues and operating profit, where segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each reportable segment have similar characteristics and are subject to similar factors, pressures and challenges. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain corporate expenses are not allocated to specific segments as these expenses are not directly attributable to or controllable at the segment level. Such expenses include certain types of professional fees and recruitment and development expenses, non-corporate taxes, compensations to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate amortization of acquisition-related intangible assets, goodwill and other assets impairment charges, stock-based compensation expenses, acquisition-related costs and certain other one-time charges. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations as reported below in the reconciliation of segment operating profit to consolidated income before provision for income taxes.
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
Revenues from external customers and operating profit, before unallocated expenses, by reportable segments for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
	2018	2017
Segment revenues:
North America	$231,196	$178,303
Europe	173,343	132,707
Russia	19,786	13,693
Total segment revenues	$424,325	$324,703
Segment operating profit:
North America	$43,960	$37,092
Europe	28,890	19,811
Russia	5,347	3,549
Total segment operating profit	$78,197	$60,452
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total revenues during the three months ended March 31, 2018 and 2017.
Accounts receivable and unbilled revenues are generally dispersed across the Company’s clients in proportion to their revenues. As of December 31, 2017, unbilled revenues from one customer, individually exceeded 10% and accounted for 13.0% of total unbilled revenues. There were no customers individually exceeding 10% of total unbilled revenues as of March 31, 2018. There were no customers individually exceeding 10% of total accounts receivable as of March 31, 2018 and December 31, 2017.
Reconciliation of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2018	2017
Total segment revenues	$424,325	$324,703
Other income included in segment revenues	(177)	(52)
Revenues	$424,148	$324,651

Total segment operating profit:	$78,197	$60,452
Unallocated amounts:
Other income included in segment revenues	(177)	(52)
Stock-based compensation expense	(16,596)	(15,776)
Non-corporate taxes	(2,560)	(3,451)
Professional fees	(1,916)	(2,344)
Depreciation and amortization expense	(1,769)	(1,975)
Bank charges	(589)	(397)
One-time charges and other acquisition-related expenses	(620)	(568)
Other operating expenses	(5,273)	(4,923)
Income from operations	48,697	30,966
Interest and other (loss)/income, net	(551)	584
Foreign exchange loss	(247)	(2,955)
Income before provision for income taxes	$47,899	$28,595
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Geographical information about the Company’s long-lived assets based on physical location of the assets is presented below:

	As of March 31, 2018	As of December 31, 2017
Belarus	$48,605	$49,866
United States	11,516	3,371
Russia	11,034	9,617
Ukraine	6,569	6,995
India	4,127	2,698
Hungary	3,848	3,901
China	3,707	2,608
Other	7,419	7,363
Total	$96,825	$86,419

The table below presents information about the Company’s revenues by client location for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
United States	$223,683	$176,830
United Kingdom	51,730	46,594
Switzerland	35,604	29,096
Germany	19,488	12,094
Russia	19,412	13,209
Netherlands	17,649	8,671
Canada	15,763	12,494
Other locations	40,819	25,663
Total	$424,148	$324,651
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2017 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and “Part II. Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
In this quarterly report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
Executive Summary
We are a leading global provider of digital platform engineering and software development services offering specialized technological solutions to many of the world’s leading organizations.
Our clients depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technology, digital engagement and intelligent enterprise development. We are continuously venturing into new industries to expand our core industry client base in software and technology, financial services, business information and media, travel and hospitality, retail and distribution, and life sciences and healthcare. Our teams of developers, architects, strategists, engineers, designers, and product experts have the capabilities and skill sets to deliver business results.
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

Year-to-Date 2018 Developments and Trends
We began 2018 with a strong start as reflected in our results and the continued execution of our strategy. During the first three months of 2018, our revenues were $424.1 million, an increase of 30.6% over $324.7 million reported for the same period of 2017. Our performance remained strong across our key verticals, led by the Financial Services vertical which grew 38.4% during the first three months of 2018 as compared to the same period of 2017.

Results for the three months ended March 31, 2018 were favorably impacted by the recognition of $24,634 of net deferred tax assets as a result of the election to disregard as separate entities for U.S. tax purposes certain foreign subsidiaries of the Company.
We have built a diversified portfolio across numerous verticals, geographies and service offerings. Our account management teams work to expand the scope and size of our engagements with existing customers while at the same time we grow our customer base through our business development efforts and our strategic acquisitions. On March 15, 2018, we completed the acquisition of Continuum, an innovation design firm. The acquisition strengthens EPAM’s innovation consulting capabilities and enhances our existing digital and service design practices.
Summary of Results of Operations
The following table presents a summary of our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	(in thousands, except per share data and percentages)
Revenues	$424,148	100.0%	$324,651	100.0%
Income from operations	$48,697	11.5%	$30,966	9.5%
Net income	$64,418	15.2%	$23,641	7.3%
Effective tax rate	(34.5)%		17.3%
Diluted earnings per share	$1.15		$0.44
The key highlights of our consolidated results for the three months ended March 31, 2018, as compared to the corresponding period of 2017, were as follows:

•
Revenues for the first quarter of 2018 were $424.1 million, or a 30.6% increase from $324.7 million reported in the same period last year, aided by $15.0 million or 4.6% due to improved foreign currency exchange rates as compared to the corresponding period last year.

•
Income from operations grew 57.3% to $48.7 million from $31.0 million during the three months ended March 31, 2018, as compared to the corresponding period in 2017. Expressed as a percentage of revenues, income from operations for the first quarter of 2018 was 11.5% compared to 9.5% in the first quarter last year. The increase was primarily driven by an improvement in selling, general and administrative expenses as a percentage of revenue partially offset by a decrease in gross margin as compared to the same period last year.

•
Our effective tax rate was (34.5)% in the first quarter of 2018 compared to 17.3% in the first quarter of last year. The interim (benefit from)/provision for income taxes in the three months ended March 31, 2018 was favorably impacted by the recognition of $24.6 million of net deferred tax assets as a result of the election to disregard as separate entities for U.S. tax purposes certain foreign subsidiaries of the Company.

•
Net income increased 172.5% to $64.4 million for the three months ended March 31, 2018, compared to $23.6 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 15.2%, an increase of 7.9% compared to 7.3% reported in the corresponding period of 2017. This was largely driven by the improved effective tax rate in the first quarter of 2018 as well as the improvement in income from operations as a percentage of revenue.

•	Diluted earnings per share increased by $0.71 to $1.15 in the first quarter of 2018 compared to the first quarter of 2017.

•
Cash provided by operations decreased $21.8 million, or 74.8%, to $7.3 million during the three months ended March 31, 2018 as compared to the corresponding period last year. This was largely driven by the payout of a higher level of variable compensation related to 2017 performance and an increase in days sales in accounts receivable and unbilled revenues during the first quarter of 2018 as compared to the corresponding period last year.

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
Other than as discussed below, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies in the three months ended March 31, 2018. For further information, refer to our summary of significant accounting policies and estimates in our Annual Report on Form 10-K filed for the year ended December 31, 2017.
Revenues — The Company recognizes revenues when control of goods or services is passed to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Such control may be transferred over time or at a point in time depending on satisfaction of obligations stipulated by the contract. Consideration expected to be received may consist of both fixed and variable components and is allocated to each separately identifiable performance obligation based on the performance obligation’s relative standalone selling price. Variable consideration is usually presented in the form of cash incentives or credits. Determining the estimated amount of such variable consideration involves assumptions and judgment that can have an impact on the amount of revenue reported.
We derives our revenues from a variety of service offerings, which represent specific competencies of our IT professionals. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements. The majority of our revenues are generated under time-and-material contracts which are billed using hourly, daily or monthly rates to determine the amounts to be charged directly to the client. We apply a practical expedient and revenue related to time-and-material contracts is recognized based on the right to invoice for services performed.
Fixed-price contracts include maintenance and support arrangements, which may exceed one year in duration, as well as application development arrangements. Maintenance and support arrangements generally relate to the provision of ongoing services. Revenues for such agreements are recognized ratably over the expected service period. Application development arrangements are accounted for using input or output methods for measuring the progress towards satisfaction of the performance obligation. Input methods are used only when there is a direct correlation between hours incurred and the end product delivered. Assumptions, risks and uncertainties inherent in the estimates used to measure progress could affect the amount of revenues, receivables and deferred revenues at each reporting period. Revenues from licenses which have significant stand-alone functionality are recognized at a point in time when control of the license is transferred to the customer. Revenues from licenses which do not have stand-alone functionality are recognized over time.
If there is an uncertainty about the receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved. We apply a practical expedient and do not assess the existence of a significant financing component if the period between when we transfer the service to a customer and when the customer pays for that service is one year or less.
EPAM reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income and comprehensive income.
Stock-Based Compensation — Effective January 1, 2018 we changed the methodology for estimating volatility used in the Black-Scholes option valuation model. Prior to January 1, 2018, we estimated the volatility of our common stock by using historical volatility of peer public companies including the Company’s historical volatility. In the first quarter of 2018, we began exclusively using our own historical volatility as we believe this is a more accurate estimate of future volatility of the price of EPAM’s common stock. We did not change the methodology for estimating any other Black-Scholes option valuation model assumptions as disclosed in Note 13 “Stock-Based Compensation” in the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

	Three Months Ended March 31,
	2018		2017

Revenues	$424,148	100.0%	$324,651	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	277,634	65.5%	207,730	64.0%
Selling, general and administrative expenses(2)	87,777	20.7%	78,453	24.2%
Depreciation and amortization expense	8,176	1.9%	6,672	2.1%
Other operating expenses, net	1,864	0.4%	830	0.2%
Income from operations	48,697	11.5%	30,966	9.5%
Interest and other (loss)/income, net	(551)	(0.1)%	584	0.2%
Foreign exchange loss	(247)	(0.1)%	(2,955)	(0.9)%
Income before (benefit from)/provision for income taxes	47,899	11.3%	28,595	8.8%
(Benefit from)/provision for income taxes	(16,519)	(3.9)%	4,954	1.5%
Net income	$64,418	15.2%	$23,641	7.3%

Effective tax rate	(34.5)%		17.3%
Diluted earnings per share	$1.15		$0.44

(1)	Includes $8,289 and $5,350 of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively

(2)	Includes $8,307 and $10,426 of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively
Consolidated Results Review
Revenues
During the three months ended March 31, 2018, our total revenues grew 30.6% over the corresponding period in 2017 to $424.1 million. This growth is attributable to our ability to retain existing customers and increase the level of services we provide to them and our ability to produce revenues from new customer relationships. We continue expanding our presence in multiple verticals, both organically and through acquisitions. Fluctuations in foreign currency contributed 4.6% revenue growth during the three months ended March 31, 2018 as compared to the corresponding period last year.
Client concentration continued to decrease with revenues from our top five, top ten and top twenty clients each reducing by approximately 3% as a percentage of total revenues as compared to the same period last year.
Revenues by client location for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
	(in thousands, except percentages)
North America	$239,446	56.5%	$189,324	58.3%
Europe	153,085	36.1%	114,312	35.2%
CIS(1)	21,780	5.1%	14,541	4.5%
APAC(1)	9,837	2.3%	6,474	2.0%
Revenues	$424,148	100.0%	$324,651	100.0%

(1)
CIS, which stands for the Commonwealth of Independent States, includes revenue from Belarus, Kazakhstan, Russia and Ukraine. APAC, which stands for Asia Pacific, includes revenue from southeast Asia, India and Australia.

During the three months ended March 31, 2018, the United States continued to be our largest client location with revenues of $223.7 million compared to $176.8 million in the first quarter of 2017.

The top three revenue contributing European countries were the United Kingdom, Switzerland and Germany contributing $51.7 million, $35.6 million and $19.5 million, respectively, during the three months ended March 31, 2018. Revenues from these three countries were $46.6 million, $29.1 million, and $12.1 million, in the corresponding period last year, respectively. Revenues in the European geography benefited from fluctuations in foreign currencies, particularly the euro and the British pound, in the three months ended March 31, 2018 compared to the same period last year.
During the three months ended March 31, 2018, revenues in the CIS geography included $19.4 million in Russia, an increase of $6.2 million over the corresponding period of 2017. The CIS region benefited from currency fluctuations which contributed 3.0% to the growth in reported revenues in this geography in the first quarter of 2018 as compared to the same period last year. Ongoing economic and geo-political uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenue in this geography. We continue to monitor geo-political forces, economic and trade sanctions, and other issues involving this region.
During the first quarter of 2018, revenues from the APAC region increased by $3.4 million, or 51.9%, over the corresponding period of 2017.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, bonuses, fringe benefits, stock-based compensation expense, project related travel costs and fees for subcontractors who are assigned to client projects. Salaries and other compensation expenses of our revenue generating professionals are reported as cost of revenues regardless of whether the employees are actually performing client services during a given period. Our employees are a critical asset, necessary for our continued success, and therefore we expect to continue hiring talented employees and providing them with competitive compensation programs.
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
During the three months ended March 31, 2018, cost of revenues (exclusive of depreciation and amortization) was $277.6 million representing an increase of 33.7% from $207.7 million reported in the corresponding period of 2017. The increase was primarily due to an increase in compensation costs largely driven by the 19.3% growth in the average number of production headcount during the three months ended March 31, 2018 as compared to the same period in 2017 as well as a 5.2% impact from appreciation of foreign currencies. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 65.5% and 64.0% in the first quarter of 2018 and 2017, respectively. The year-over-year increase reflects the impact from appreciation of foreign currencies as well as a higher level of accrued variable compensation based on the strong start to the year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries and fringe benefits, stock-based compensation, commissions, travel, talent acquisition and development, legal and audit services, insurance, operating leases, advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus Hi-Tech Park.
During the three months ended March 31, 2018, selling, general and administrative expenses were $87.8 million representing an increase of 11.9% as compared to $78.5 million reported in the corresponding period of 2017. The increase in selling, general and administrative expenses was driven by a number of factors, including a $7.2 million increase in personnel-related costs excluding stock-based compensation expense and a $3.7 million increase in facilities and infrastructure related expenses to support our growth. These costs were offset by a $4.6 million decrease in acquisition-related stock-based compensation expenses as underlying awards vested during 2017. Expressed as a percentage of revenue, selling, general and administrative expenses decreased 3.5% to 20.7% for the three months ended March 31, 2018 as compared to the same period from the prior year primarily due to the increase in revenues in the period.

Depreciation and Amortization Expense
During the three months ended March 31, 2018, depreciation and amortization expense was $8.2 million as compared to $6.7 million in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees. Depreciation and amortization expense includes amortization of acquired intangible assets, all of which have finite useful lives. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent during the three months ended March 31, 2018 as compared to the corresponding period of 2017.

Interest and Other (Loss)/Income, Net
Interest and other (loss)/income, net includes interest earned on cash and cash equivalents and employee housing loans, gains and losses from financial instruments, and interest expense related to our revolving credit facility. There were no material changes in interest and other (loss)/income, net, during the three months ended March 31, 2018 as compared to the same period in 2017.
(Benefit from)/provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowances, if any, involves judgment. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. We also consider other factors that may contribute, favorably or unfavorably, to the overall effective tax rate in 2018 and beyond. These factors include statutory tax rate changes proposed in the countries that are part of our geographic footprint and excess tax benefits upon vesting or exercise of equity awards.
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our effective tax rate was (34.5)% for the three months ended March 31, 2018, and 17.3% for the three months ended March 31, 2017. The interim benefit from income taxes in the three months ended March 31, 2018 was favorably impacted by the recognition of $24,634 of net deferred tax assets as a result of the election to disregard as separate entities for U.S. tax purposes certain foreign subsidiaries of the Company as well as the reduction in the U.S corporate income tax from 35% to 21% effective January 1, 2018.
Due to the timing of the enactment and the complexity involved in applying the provisions of the U.S. Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of March 31, 2018. As the Company collects and prepares necessary data and interprets the U.S. Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, and further refines the calculations, we may make adjustments to the provisional amounts recorded. We expect to complete our analysis during the second half of 2018. Any adjustments during this measurement period will be included in the provision for income taxes in the reporting period when such adjustments are determined. During the three months ended March 31, 2018, we recorded a provisional $2,157 increase in taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax which now totals $66,478.
Foreign Exchange Loss
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Effects of Inflation
Economies in CIS countries, particularly Belarus, Russia, Kazakhstan and Ukraine, have periodically experienced high rates of inflation. Periods of higher inflation may slow economic growth in those countries and as a result negatively impact the business of our existing clients and decrease demand for our services. Inflation may also increase some of our expenses such as wages. We do not rely on borrowed funds for operations in those locations; therefore, increases in interest rates typical for inflationary environments do not currently pose a risk to our business.
While inflation may impact our results of operations and financial condition and it is difficult to accurately measure the impact of inflation, we believe the effects of inflation on our results of operations and financial condition are not significant.

Results by Business Segment
Our operations consist of three reportable segments: North America, Europe, and Russia. The segments represent components of EPAM for which separate financial information is available and is used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”) to determine how to allocate resources and evaluate performance. Our CODM makes business decisions based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses and facilities costs. These shared expenses include Delivery, Recruitment and Development, Sales and Marketing, and support functions such as IT, Finance, Legal, and Human Resources. Generally, shared expenses are allocated based on measurable drivers of expense, e.g., recorded hours or headcount. Certain expenses that are not controllable at the segment level are not allocated to specific segments.
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
Segment revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, and Russia reportable segments for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Segment revenues:
North America	$231,196	$178,303
Europe	173,343	132,707
Russia	19,786	13,693
Total segment revenues	$424,325	$324,703
Segment operating profit:
North America	$43,960	$37,092
Europe	28,890	19,811
Russia	5,347	3,549
Total segment operating profit	$78,197	$60,452

North America Segment
During the three months ended March 31, 2018, revenues for the North America segment increased $52.9 million, or 29.7%, compared to the same period last year and segment operating profits increased $6.9 million, or 18.5%, compared to the same period last year. During the three months ended March 31, 2018, revenues from our North America segment were 54.5% of total segment revenues, a decrease from 54.9% reported in the corresponding period of 2017. As a percentage of North America segment revenues, the North America segment’s operating profit margin decreased to 19.0% during the first quarter of 2018 from 20.8% in the first quarter of 2017. This decrease reflects the impact from appreciation of foreign currencies in which our global delivery centers operate as well as a higher level of accrued variable compensation based on the strong start to the year.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Increase
	2018	2017	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$60,564	$50,117	$10,447	20.8%
Business Information & Media	57,337	44,169	13,168	29.8%
Travel & Consumer	40,687	33,090	7,597	23.0%
Life Sciences & Healthcare	27,467	24,659	2,808	11.4%
Emerging Verticals	23,185	12,910	10,275	79.6%
Financial Services	21,956	13,358	8,598	64.4%
Revenues	$231,196	$178,303	$52,893	29.7%

Software & Hi-Tech remained the largest industry vertical in the North America segment and grew 20.8% as compared to the corresponding period from the prior year which was a result of the continued focus on working with our technology clients and partners. The revenues from the Financial Services and Emerging Verticals grew in excess of 60% during the three months ended March 31, 2018 compared to the same period from the prior year. The Emerging Verticals have been growing most significantly with clients in the energy, utility and automotive industries.
Europe Segment
During the three months ended March 31, 2018, Europe’s segment revenues were $173.3 million, representing an increase of $40.6 million, or 30.6%, from the same period last year. During the three months ended March 31, 2018 and 2017, Europe’s segment revenues accounted for 40.9% of total segment revenues. Compared to the first quarter of 2017, the segment’s operating profit increased $9.1 million, or 45.8%, to $28.9 million. Segment profitability benefited from the growth in revenues as well as appreciation of the euro and British pound in which segment revenues are primarily denominated as compared to the currencies in which our global delivery centers operate.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Increase
	2018	2017	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$65,818	$54,104	$11,714	21.7%
Travel & Consumer	49,454	36,572	12,882	35.2%
Software & Hi-Tech	20,294	16,281	4,013	24.6%
Business Information & Media	18,870	13,356	5,514	41.3%
Life Sciences & Healthcare	4,823	2,386	2,437	102.1%
Emerging Verticals	14,084	10,008	4,076	40.7%
Revenues	$173,343	$132,707	$40,636	30.6%
Financial Services remained the largest industry vertical in the Europe segment and grew 21.7% as compared to the corresponding period from the prior year, driven by clients responding to regulatory changes, digitization and transformation. The remaining verticals demonstrated continued strong broad-based demand, each growing in excess of 24%.

Russia Segment
During the three months ended March 31, 2018, revenues from our Russia segment accounted for 4.7% of total segment revenues, and segment revenues increased $6.1 million, or 44.5%, as compared to the corresponding period last year. During the three months ended March 31, 2018, operating profit of the Russia segment was $5.3 million, representing an increase of $1.8 million, or 50.7%, as compared to the corresponding period last year.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Increase
	2018	2017	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$16,225	$7,576	$8,649	114.2%
Travel & Consumer	1,673	2,180	(507)	(23.3)%
Software & Hi-Tech	764	1,915	(1,151)	(60.1)%
Business Information & Media	—	42	(42)	(100.0)%
Life Sciences & Healthcare	—	23	(23)	(100.0)%
Emerging Verticals	1,124	1,957	(833)	(42.6)%
Revenues	$19,786	$13,693	$6,093	44.5%

Currency fluctuations of the Russian ruble typically impact the results in the Russia segment. Ongoing economic and geo-political uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenues in this geography. We continue to monitor geo-political forces, economic and trade sanctions, and other issues involving this region.
Liquidity and Capital Resources
Capital Resources
Historically, cash generated from operations has been our primary source of cash to fund operations and investments to support the growth of our business. As of March 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $535.9 million and $274.6 million of available borrowings under our revolving line of credit.
Many of our operations are conducted outside the United States and as of March 31, 2018, $443.3 million of our total cash, including restricted cash, was held internationally. Of this amount, $263.5 million was held in CIS countries including $226.5 million held in Belarus. Banking and other financial systems in the CIS region are less developed and regulated than in some more developed markets, and bank deposits made by corporate entities in the CIS region are not insured. Our subsidiaries in the CIS and APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
All cash and cash equivalents held at locations outside of the United States, except for $120 million held in Belarus, are for future operating needs and we have no intention of repatriating those funds. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances and we may decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $336.7 million, including all of the total cash held in Belarus, would be subject to foreign withholding taxes. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be sufficient to fund our domestic operations and obligations for the foreseeable future.
Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate at which our cash flows increase or decrease and the availability of public and private debt and equity financing. We may require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain another credit facility.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$7,330	$29,096
Net cash used in investing activities	(60,164)	(5,661)
Net cash provided by financing activities	4,016	7,882
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,040	2,952
Net (decrease)/increase in cash, cash equivalents and restricted cash	(45,778)	34,269
Cash, cash equivalents and restricted cash, beginning of period	582,855	364,664
Cash, cash equivalents and restricted cash, end of period	$537,077	$398,933
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2018 decreased by $21.8 million, compared to the corresponding period of 2017 primarily driven by the payout of a higher level of variable compensation related to 2017 performance and an increase in days sales in accounts receivable and unbilled revenues during the quarter as compared to the corresponding period last year.
Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 was $60.2 million compared to $5.7 million provided in the same period in 2017. During the first three months of 2018, cash outflow was primarily attributed to the $50.3 million acquisition of Continuum as well as capital expenditures, which increased by $5.0 million compared to the same period last year.
Financing Activities
Net cash provided by financing activities was $4.0 million in the first three months of 2018 compared to $7.9 million in the same period of 2017. During the first three months of 2018, net cash received from the exercises of stock options issued under our long-term incentive plans was $7.6 million, a decrease of $3.0 million from the $10.6 million received during the same period last year.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our significant fixed and determinable contractual obligations as of March 31, 2018.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$185,271	$43,244	$55,639	$32,841	$53,547
Long-term incentive plan payouts(1)	36,199	12,889	20,007	3,303	—
Long-term debt obligation (2)	27,757	677	1,315	25,765	—
Total contractual obligations	$249,227	$56,810	$76,961	$61,909	$53,547

(1)
We estimate our future obligations for long-term incentive plan payouts by assuming the price per share of our common stock in effect at
March 31, 2018 remains constant into the future. This is an estimate as actual prices will vary over time.

(2)
We estimate our future obligations for interest on our floating rate 2017 Credit Facility by assuming the weighted average interest rates in effect on each floating rate debt obligation at March 31, 2018 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the 2017 Credit Facility, we assume that the balance outstanding as of March 31, 2018 remains the same for the remaining term of the agreement. The actual balance outstanding under our 2017 Credit Facility may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements that would constitute off-balance sheet arrangements other than as disclosed in Note 5 “Long-Term Debt” and Note 10 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
Recent Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for additional information.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily result from changes in concentration of credit risks, interest rates and foreign currency exchange rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.
Concentration of Credit and Other Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and unbilled revenues.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in CIS countries where banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities in the CIS region are not insured. As of March 31, 2018, $263,476 of our total cash was held in CIS countries, of which $226,528 was held in Belarus. The CIS banking sector remains subject to periodic instability and the transparency of the banking sector lags behind international standards. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Accounts receivable and unbilled revenues are generally dispersed across our clients in proportion to their revenues. As of March 31, 2018, there were no customers individually exceeding 10% of our unbilled revenues and accounts receivables.
There were no customers that accounted for more than 10% of total revenues during the three months ended March 31, 2018 and 2017.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate a significant portion of our revenues in various currencies, principally, euros, British pounds, Russian rubles, Swiss francs and Canadian dollars, and incur expenditures principally in Russian rubles, Hungarian forints, Polish zlotys, British pounds, Swiss francs, euros, Chinese yuan renminbi and Indian rupees associated with the location of our delivery centers. As a result, currency fluctuations, specifically the depreciation of the euro, British pound, and Canadian dollar and the appreciation of Russian rubles, Hungarian forints, Polish zlotys, Chinese yuan renminbi and Indian rupees relative to the U.S. dollar, could negatively impact our results of operations.
During the quarter ended March 31, 2018, foreign exchange losses were $0.2 million compared to a loss of $3.0 million reported in the corresponding period last year.
During the quarter ended March 31, 2018, approximately 37.3% of consolidated revenues and 47.2% of consolidated operating expenses were denominated in currencies other than the U.S. dollar. In the first quarter of 2018, we began to implement a hedging program whereby we entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of forecasted Russian ruble and Indian rupee transactions. The program was immaterial to the condensed consolidated financial statements for the three months ended March 31, 2018; however, we anticipate expanding this program in the future.
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
During the first quarter of 2018, we reported revenue growth of 30.6% over the first quarter of 2017. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2017, we would have reported revenue growth of 26.0%. The revenues have benefited from the appreciation of the Russian ruble and euro relative to the U.S. dollar which was partially offset by the overall depreciation in British pounds relative to the U.S. dollar. During the first quarter of 2018, foreign currency fluctuation did not have a significant impact on our net income expressed in constant currency terms as we continue to be naturally diversified across locations and currencies in which we operate.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in “Part I. Item 1A.Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Date: May 10, 2018

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)