Form 10-Q
period 2018-06-30
EPAM Systems, Inc.
filed 2018-08-06
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2018
Common Stock, par value $0.001 per share	53,781,973 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	As of June 30, 2018	As of December 31, 2017
Assets
Current assets
Cash and cash equivalents	$584,081	$582,585
Accounts receivable, net of allowance of $2,790 and $1,186, respectively	283,001	265,639
Unbilled revenues	123,434	86,500
Prepaid and other current assets, net of allowance of $42 and $45, respectively	31,919	23,196
Employee loans, current, net of allowance of $0 and $0, respectively	2,084	2,113
Total current assets	1,024,519	960,033
Property and equipment, net	98,450	86,419
Employee loans, noncurrent, net of allowance of $0 and $0, respectively	1,669	2,097
Intangible assets, net	55,201	44,511
Goodwill	144,667	119,531
Deferred tax assets	54,805	24,974
Other noncurrent assets, net of allowance of $130 and $140, respectively	12,884	12,691
Total assets	$1,392,195	$1,250,256

Liabilities
Current liabilities
Accounts payable	$6,727	$5,574
Accrued expenses and other current liabilities	72,443	89,812
Due to employees	50,374	38,757
Deferred compensation due to employees	4,338	5,964
Taxes payable	47,529	40,860
Total current liabilities	181,411	180,967
Long-term debt	25,020	25,033
Taxes payable, noncurrent	56,540	59,874
Other noncurrent liabilities	16,421	9,435
Total liabilities	279,392	275,309
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 53,705,002 and 53,003,420 shares issued, 53,685,267 and 52,983,685 shares outstanding at June 30, 2018 and December 31, 2017, respectively	54	53
Additional paid-in capital	511,131	473,874
Retained earnings	633,950	518,820
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(32,155)	(17,623)
Total stockholders’ equity	1,112,803	974,947
Total liabilities and stockholders’ equity	$1,392,195	$1,250,256

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$445,647	$348,977	$869,795	$673,628
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	289,175	220,132	566,809	427,862
Selling, general and administrative expenses	91,843	80,419	179,620	158,872
Depreciation and amortization expense	8,962	7,020	17,138	13,692
Other operating expenses, net	1,430	724	3,294	1,554
Income from operations	54,237	40,682	102,934	71,648
Interest and other income, net	1,052	802	501	1,386
Foreign exchange gain/(loss)	1,830	1,562	1,583	(1,393)
Income before provision for/(benefit from) income taxes	57,119	43,046	105,018	71,641
Provision for/(benefit from) income taxes	6,864	5,687	(9,655)	10,641
Net income	$50,255	$37,359	$114,673	$61,000
Foreign currency translation adjustments, net of tax	(15,834)	4,551	(12,525)	10,937
Unrealized net loss on cash-flow hedging instruments, net of tax	(2,076)	—	(2,007)	—
Comprehensive income	$32,345	$41,910	$100,141	$71,937

Net income per share:
Basic	$0.94	$0.72	$2.15	$1.19
Diluted	$0.89	$0.68	$2.03	$1.12
Shares used in calculation of net income per share:
Basic	53,517,124	51,899,416	53,299,038	51,431,353
Diluted	56,587,009	54,848,619	56,414,986	54,371,284

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$114,673	$61,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,138	13,692
Bad debt expense	1,529	102
Deferred taxes	(27,581)	(766)
Stock-based compensation expense	31,406	28,703
Other	(2,099)	(1,550)
Changes in operating assets and liabilities:
(Increase)/decrease in operating assets:
Accounts receivable	(15,051)	(4,630)
Unbilled revenues	(35,334)	(44,133)
Prepaid expenses and other assets	(4,495)	973
Increase/(decrease) in operating liabilities:
Accounts payable	1,008	518
Accrued expenses and other liabilities	(15,861)	(3,333)
Due to employees	1,351	4,549
Taxes payable	105	4,208
Net cash provided by operating activities	66,789	59,333
Cash flows from investing activities:
Purchases of property and equipment	(19,303)	(11,441)
Employee housing loans issued	(214)	(512)
Proceeds from repayments of employee housing loans	919	1,315
Decrease in time deposits, net	418	13
Acquisition of businesses, net of cash acquired	(50,264)	(6,810)
Other investing activities, net	130	(190)
Net cash used in investing activities	(68,314)	(17,625)
Cash flows from financing activities:
Proceeds from stock option exercises	22,368	37,757
Payments of withholding taxes related to net share settlements of restricted stock units	(6,696)	(2,702)
Proceeds from debt (Note 6)	—	25,000
Repayment of debt (Note 6)	(3,478)	(25,059)
Other financing activities, net	(603)	(864)
Net cash provided by financing activities	11,591	34,132
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,645)	5,912
Net increase in cash, cash equivalents and restricted cash	2,421	81,752
Cash, cash equivalents and restricted cash, beginning of period	582,855	364,664
Cash, cash equivalents and restricted cash, end of period	$585,276	$446,416

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of June 30, 2018	As of December 31, 2017
Balance sheet classification
Cash and cash equivalents	$584,081	$582,585

Restricted cash in Prepaid and other current assets	—	91
Restricted cash in Other noncurrent assets	1,195	179
Total restricted cash	1,195	270
Total cash, cash equivalents and restricted cash	$585,276	$582,855

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

See Note 7 “Revenues” in the condensed consolidated interim financial statements for additional information regarding revenues.
Restricted cash and restricted cash equivalents — Effective January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash which requires the Company to include in its cash and cash equivalents balances presented in the statements of cash flows amounts that are deemed to be restricted in nature. As a result of the adoption, the Company restated its condensed consolidated statements of cash flows for all of the prior periods presented. The impact of adoption on the Company’s condensed consolidated statement of cash flows was as follows for the six months ended June 30, 2017:

	As Reported	Restated	Effect
Cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	$736	$973	$237
Net cash provided by operating activities	$59,096	$59,333	$237
Cash flows from investing activities:
Decrease in restricted cash and time deposits, net	$94	$13	$(81)
Acquisition of businesses, net of cash acquired	$(6,840)	$(6,810)	$30
Net cash used in investing activities	$(17,574)	$(17,625)	$(51)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$5,822	$5,912	$90
Net increase in cash, cash equivalents and restricted cash	$81,476	$81,752	$276
Cash, cash equivalents and restricted cash, beginning of period	362,025	364,664	2,639
Cash, cash equivalents and restricted cash, end of period	$443,501	$446,416	$2,915
Derivatives and Hedging — Effective April 1, 2018, the Company early-adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to simplify and amend hedge accounting and reporting to better align and disclose the economic results of an entity’s risk management activities in its financial statements. The ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also changes how companies assess hedge effectiveness and amends the presentation and disclosure requirements by eliminating the requirement to separately measure and report hedge ineffectiveness and generally requires companies, for qualifying hedges, to present the entire change in the fair value of a hedging instrument in the same income statement line as the hedged item. The guidance also eases documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance requires entities to apply the amended presentation and disclosure guidance prospectively as of the period of adoption. The adoption of this guidance did not have any effect on the consolidated financial results.
The Company enters into derivative financial instruments to manage exposure to fluctuations in certain foreign currencies. During 2018, for accounting purposes, these foreign currency forward contracts became designated as hedges, as defined under FASB ASC Topic 815, Derivatives and Hedging. The Company measures these foreign currency derivative contracts at fair value on a recurring basis utilizing Level 2 inputs. The Company records changes in the fair value of these hedges in accumulated other comprehensive income/(loss) in our consolidated balance sheet until the forecasted transaction occurs. When the forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified to the same line item in the statement of income as the forecasted transaction is recorded. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the underlying hedge from accumulated other comprehensive income/(loss) to foreign exchange gain/(loss) in the consolidated statement of income. The cash flow impact of derivatives identified as hedging instruments is reflected as cash flows from operating activities. The cash flow impact of derivatives not identified as hedging instruments is reflected as cash flows from investing activities.
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

Leases — Effective January 1, 2019, the Company will be required to adopt the new guidance of ASC Topic 842, Leases (Topic 842) (with early adoption permitted effective January 1, 2018). This amendment supersedes previous accounting guidance (Topic 840) and requires all leases, with the exception of leases with a term of twelve months or less, to be recorded on the balance sheet as lease assets and lease liabilities. The standard allows for two methods of adoption to recognize and measure leases: retrospectively to each prior period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the beginning of the earliest comparative period presented or retrospectively at the beginning of the period of adoption with the cumulative effect of initially applying the guidance recognized at the beginning of the period in which the guidance is first applied. The adoption methods both include a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The transition guidance in Topic 842 also provides specific guidance for the amounts previously recognized in accordance with the business combinations guidance for leases. The Company has developed a transition plan, which includes making necessary changes to policies, processes, internal controls and system enhancements to generate the information necessary to comply with the new standard. The Company expects the new guidance will have a material impact on its consolidated balance sheet for the addition of right-of-use assets and lease liabilities principally due to its office space leases. EPAM does not expect the new guidance to have a material impact on its consolidated statement of income and comprehensive income or its consolidated statement of cash flows. The Company expects to adopt this standard on January 1, 2019 using the method of adoption whereby the cumulative effect of adoption is recognized at the beginning of the period of adoption.
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
Continuum — On March 15, 2018, the Company acquired all of the outstanding equity of Continuum Innovation LLC together with its subsidiaries, (“Continuum”) to enhance the Company’s consulting capabilities as well as its digital and service design practices. Continuum, headquartered in Boston with offices located in Milan, Seoul, and Shanghai, focuses on four practices including strategy, physical and digital design, technology and its Made Real Lab. The acquisition of Continuum added approximately 125 design consultants to the Company’s headcount.
In connection with the Continuum acquisition, the Company paid $52,515 as cash consideration, of which $5,410 was placed in escrow for a period of 9 to 15 months as security for the indemnification obligations of the sellers under the terms of the equity purchase agreement. Furthermore, subject to attainment of specified performance targets in the 12 months after the acquisition, the Company will make a cash earnout payment with a maximum amount payable of $3,135. The Company recorded $2,400 related to this earnout payment as contingent consideration (Note 4 “Fair Value Measurements”).

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in connection with the acquisition of Continuum as originally reported and as adjusted as of June 30, 2018:

	As Originally Reported	As Adjusted
Cash and cash equivalents	$2,251	$2,251
Accounts receivable	6,676	6,676
Unbilled revenues	2,463	2,463
Prepaid and other current assets	942	936
Goodwill	29,805	26,293
Intangible assets	16,600	14,850
Property and equipment and other noncurrent assets	8,902	8,902
Total assets acquired	$67,639	$62,371
Accounts payable, accrued expenses and other current liabilities	$2,991	$2,745
Due to employees	1,001	1,001
Long-term debt (Note 6)	3,220	3,220
Other noncurrent liabilities	5,412	490
Total liabilities assumed	$12,624	$7,456
Net assets acquired	$55,015	$54,915
During the three months ended June 30, 2018, the Company updated the valuation of intangible assets acquired which resulted in an adjustment of initially recognized intangible assets and their useful lives as well as in recognition of an additional intangible asset in the form of a favorable lease. The Company removed a liability associated with an initially recognized unfavorable lease, which was classified as other noncurrent liabilities. These adjustments as well as the revaluation of contingent consideration resulted in a corresponding decrease in the value of acquired goodwill. The Company recorded $26 of amortization and $41 of rent expense during the three months ended June 30, 2018 that would have been recognized in a prior period if the adjustments to the preliminary amounts had been recognized as of the acquisition date. The Company is gathering additional information necessary to finalize the estimated fair values of the assets acquired and liabilities assumed. The fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
The following table presents the estimated fair values and useful lives of intangible assets acquired in connection with the acquisition of Continuum:

	Continuum
	Weighted Average Useful Life (in years)	Amount
Favorable lease	11.9	$5,900
Customer relationships	6.6	5,800
Contract royalties	8	1,900
Trade names	5	1,250
Total		$14,850
The goodwill recognized as a result of the Continuum acquisition is attributable primarily to strategic and synergistic opportunities related to the consulting business, the assembled workforce of Continuum and other factors. The goodwill is expected to be deductible for income tax purposes.
Revenues generated by Continuum totaled $8,470 and $10,224 during the three and six months ended June 30, 2018. Pro forma results of operations have not been presented because the effect of the Continuum acquisition on the Company’s condensed consolidated financial statements was not material.

3.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of December 31, 2017	$77,290	$42,241	$119,531
Continuum acquisition (Note 2)	26,293	—	26,293
Effect of net foreign currency exchange rate changes	(285)	(872)	(1,157)
Balance as of June 30, 2018	$103,298	$41,369	$144,667
There were no accumulated impairment losses in the North America or Europe reportable segments as of June 30, 2018 or December 31, 2017.

4.	FAIR VALUE MEASUREMENTS
The Company carries certain liabilities at fair value on a recurring basis on its consolidated balance sheets. The following table shows the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	As of June 30, 2018
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$84	$—	$84	$—
Total assets measured at fair value on a recurring basis	$84	$—	$84	$—

Contingent consideration	$2,400	$—	$—	$2,400
Foreign exchange derivative liabilities	2,690	$—	2,690	$—
Total liabilities measured at fair value on a recurring basis	$5,090	$—	$2,690	$2,400
The Company had no material financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2017.
As of June 30, 2018, contingent consideration included amounts payable in cash in connection with the acquisition of Continuum (Note 2 “Acquisitions”). The fair value of the contingent consideration is based on the expected future payments to be made to the sellers of the acquired business in accordance with the provisions outlined in the purchase agreement. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreement and adjusted those estimates to reflect the probability of their achievement. Those future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The Company believes its estimates and assumptions are reasonable; however, there is significant judgment involved. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liability. Such changes, if any, are recorded within Interest and other income, net in the Company’s consolidated statement of income and comprehensive income.
Our Level 2 foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 5 for further information regarding the Company’s derivative financial instruments.
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 is as follows:

Amount
Contractual contingent liabilities at December 31, 2017	$—
Acquisition date fair value of contractual contingent liabilities — Continuum (Note 2)	2,400
Contractual contingent liabilities at June 30, 2018	$2,400

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

The generally short duration of certain of the Company’s assets and liabilities results in a number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s condensed consolidated balance sheets. These types of assets and liabilities which are reported on the Company’s consolidated balance sheet include:

•	cash and cash equivalents;

•	time deposits and restricted cash;

•	employee loans;

•	borrowings under the Company’s 2017 Credit Facility (Note 6 “Long-Term Debt”).
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities for which disclosure of fair value is required, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Financial Assets:
Cash and cash equivalents	$584,081	$584,081	$584,081	$—	$—
Restricted cash	$1,195	$1,195	$1,195	$—	$—
Employee loans	$3,753	$3,753	$—	$—	$3,753
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,019	$25,019	$—	$25,019	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets:
Cash and cash equivalents	$582,585	$582,585	$582,585	$—	$—
Time deposits and restricted cash	$673	$673	$—	$673	$—
Employee loans	$4,210	$4,210	$—	$—	$4,210
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,009	$25,009	$—	$25,009	$—

5.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company conducts a large portion of its operations in international markets that subject it to foreign currency fluctuations. To manage the risk of fluctuations in foreign currency exchange rates, during the six months ended June 30, 2018, the Company implemented a hedging program whereby it entered into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions.
The Company measures derivative instruments and hedging activities at fair value and recognizes them as either assets or liabilities in its consolidated balance sheets. Accounting for the gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. As of June 30, 2018, all of the Company’s foreign exchange forward contracts were designated as hedges. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.
Derivatives may give rise to credit risks from the possible non-performance by counterparties. The Company has limited its credit risk by entering into derivative transactions only with highly-rated financial institutions and by conducting an ongoing evaluation of the creditworthiness of the financial institutions with which the Company does business. There is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017 were as follows:

		As of June 30, 2018		As of December 31, 2017
	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid and other current assets	$84		$—
	Accrued expenses and other current liabilities		$2,690		$—

Foreign exchange forward contracts - Not designated as hedging instruments	Prepaid and other current assets	$—		$114
	Accrued expenses and other current liabilities		$—		$—
The Company records changes in the fair value of its cash flow hedges in accumulated other comprehensive income/(loss) in the consolidated balance sheet until the forecasted transaction occurs. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to cost of revenues (exclusive of depreciation and amortization). In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income/(loss) to foreign exchange gain/(loss) in the consolidated statement of income in that period. If the Company does not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in foreign exchange gain/(loss) in the consolidated statement of income.
The changes in the fair value of foreign currency derivative instruments in our unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange forward contracts - Designated as hedging instruments:
Change in fair value recognized in accumulated other comprehensive loss	(2,696)	—	(2,606)	—
Net loss reclassified from accumulated other comprehensive loss into cost of revenues (exclusive of depreciation and amortization)	(937)	—	(937)	—
Foreign exchange forward contracts - Not designated as hedging instruments:
Net gain recognized in foreign exchange gain/(loss)	—	20	44	159

6.	LONG-TERM DEBT
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
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs or other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of June 30, 2018, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of June 30, 2018, the Company was in compliance with all covenants contained in the 2017 Credit Facility.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of June 30, 2018	As of December 31, 2017
Outstanding debt	$25,000	$25,000
Interest rate	3.1%	2.6%
Irrevocable standby letters of credit	$343	$1,294
Available borrowing capacity	$274,657	$273,706
Current maximum borrowing capacity	$300,000	$300,000
As part of the acquisition of Continuum, the Company assumed $3,448 of long-term debt associated with a leased facility and payable to Continuum’s landlord. The debt was payable in monthly installments through March 2029 and bore interest at a rate of 8% per annum. During March 2018, the Company paid $3,448 to settle this assumed long-term debt.

7.	REVENUES
Adoption of ASC Topic 606, “Revenue from Contracts with Customers” and Change in Accounting Policies
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) as amended. The Company adopted the new guidance using the modified retrospective method by recognizing the cumulative effect of adoption as an adjustment to retained earnings as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. The impact of adoption of the new guidance on the Company’s consolidated financial statements as of January 1, 2018 are presented in Note 1 “Summary of Significant Accounting Policies.”
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
The following tables summarize the impacts of changes in accounting policies after adoption of Topic 606 on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2018, which primarily resulted from deferring the timing of revenue recognition for contracts that were previously recognized on a cash basis and recognizing revenues from certain license agreements at a point-in-time rather than over time:

	As of June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Balance Sheet
Liabilities
Accrued expenses and other current liabilities	$72,443	$72,426	$17
Other noncurrent liabilities	16,421	16,424	(3)
Stockholders’ equity
Retained earnings	$633,950	$633,964	$(14)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Income Statement
Revenues	$445,647	$444,951	$696	$869,795	$869,812	$(17)
Income from operations	$54,237	$53,541	$696	$102,934	$102,951	$(17)
Provision for/(benefit from) income taxes	$6,864	$6,728	$136	$(9,655)	$(9,652)	$(3)
Net income	$50,255	$49,695	$560	$114,673	$114,687	$(14)
Disaggregation of Revenues
The following tables show the disaggregation of the Company’s revenues by major client location, including a reconciliation of the disaggregated revenue with the reportable segments (Note 12 “Segment Information”) for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Client Locations
North America	$250,273	$14,177	$14	$264,464	$(13)	$264,451
Europe	3,086	146,998	—	150,084	(280)	149,804
CIS	2,089	28	17,294	19,411	—	19,411
APAC	1,655	10,292	72	12,019	(38)	11,981
Revenues	$257,103	$171,495	$17,380	$445,978	$(331)	$445,647

	Six Months Ended June 30, 2018
Reportable Segments	North America	Europe		Russia		Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Client Locations
North America	$476,343	$27,538	—	$29	—	$503,910	$(13)	$503,897
Europe	5,826	297,478	—	42	—	303,346	(457)	302,889
CIS	4,092	91	—	37,008	—	41,191	—	41,191
APAC	2,038	19,731	—	87	—	21,856	(38)	21,818
Revenues	$488,299	$344,838		$37,166		$870,303	$(508)	$869,795
The following tables show the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenue with the reportable segments (Note 12 “Segment Information”) for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Vertical
Financial Services	$26,732	$62,496	$14,091	$103,319	$(331)	$102,988
Travel & Consumer	47,104	52,120	1,792	101,016	—	101,016
Software & Hi-Tech	64,536	19,857	624	85,017	—	85,017
Business Information & Media	59,532	18,117	—	77,649	—	77,649
Life Sciences & Healthcare	32,876	5,649	—	38,525	—	38,525
Emerging Verticals	26,323	13,256	873	40,452	—	40,452
Revenues	$257,103	$171,495	$17,380	$445,978	$(331)	$445,647

	Six Months Ended June 30, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Vertical
Financial Services	$48,688	$128,314	$30,316	$207,318	$(508)	$206,810
Travel & Consumer	87,791	101,574	3,465	192,830	—	192,830
Software & Hi-Tech	125,100	40,151	1,388	166,639	—	166,639
Business Information & Media	116,869	36,987	—	153,856	—	153,856
Life Sciences & Healthcare	60,343	10,472	—	70,815	—	70,815
Emerging Verticals	49,508	27,340	1,997	78,845	—	78,845
Revenues	$488,299	$344,838	$37,166	$870,303	$(508)	$869,795

The following tables show the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenue with the Company’s reportable segments (Note 12 “Segment Information”) for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Type
Time-and-material	$233,747	$156,637	$9,765	$400,149	$—	$400,149
Fixed-price	22,483	14,081	7,607	44,171	—	44,171
Licensing	638	327	1	966	—	966
Other revenues	235	450	7	692	(331)	361
Revenues	$257,103	$171,495	$17,380	$445,978	$(331)	$445,647

	Six Months Ended June 30, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Type
Time-and-material	$448,063	$316,103	$19,861	$784,027	$—	$784,027
Fixed-price	38,475	27,034	17,279	82,788	—	82,788
Licensing	1,300	946	11	2,257	—	2,257
Other revenues	461	755	15	1,231	(508)	723
Revenues	$488,299	$344,838	$37,166	$870,303	$(508)	$869,795

Timing of Revenue Recognition
The following tables show the timing of revenue recognition:

	Three Months Ended June 30, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$294	$634	$—	$928	$(331)	$597
Transferred over time	256,809	170,861	17,380	445,050	—	445,050
Revenues	$257,103	$171,495	$17,380	$445,978	$(331)	$445,647

	Six Months Ended June 30, 2018
Reportable Segments	North America	Europe	Russia	Total Segment Revenue	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$638	$1,062	$10	$1,710	$(508)	$1,202
Transferred over time	487,661	343,776	37,156	868,593	—	868,593
Revenues	$488,299	$344,838	$37,166	$870,303	$(508)	$869,795
During the three and six months ended June 30, 2018, the Company recognized $5,452 and $6,618 of revenues, respectively, from performance obligations satisfied in previous periods.

The following table includes the estimated revenue expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of June 30, 2018. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$7,897	$580	$139	$—	$8,616
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of June 30, 2018	As of December 31, 2017
Contract assets included in unbilled revenues	$18,393	$7,901
Contract liabilities included in accrued expenses and other current liabilities	$5,398	$4,498
Contract assets included in unbilled revenues are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. The Company recognizes an impairment loss when the contract carrying amount is greater than the remaining consideration receivable, less directly related costs to be incurred. Contract assets have increased from December 31, 2017 primarily due to new contracts entered into in 2018 where the Company’s right to bill is contingent upon achievement of contractual milestones.
Contract liabilities comprise amounts billed to its clients for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. During the three and six months ended June 30, 2018, the Company recognized $1,808 and $3,432 of revenue, respectively, that was included in Accrued expenses and other current liabilities at January 1, 2018.

8.	INCOME TAXES
In determining its interim provision for/(benefit from) income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The Company’s worldwide effective tax rate for the three months ended June 30, 2018 and 2017 was 12.0% and 13.2%, respectively, and (9.2)% and 14.9% during the six months ended June 30, 2018 and 2017, respectively.
The interim provision for/(benefit from) income taxes in the three and six months ended June 30, 2018 was favorably impacted by the recognition of $706 and $25,340, respectively, of net deferred tax assets as a result of the election to disregard as separate entities for U.S. tax purposes certain foreign subsidiaries of the Company. In addition, the Company recorded excess tax benefits upon vesting or exercise of stock-based awards of $5,440 and $4,138 during the three months ended June 30, 2018 and 2017, respectively, and $10,130 and $5,832 during the six months ended June 30, 2018 and 2017, respectively.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act (“U.S. Tax Act”), the Company has made reasonable estimates of the effects and recorded provisional amounts in its interim financial statements as of June 30, 2018. As the Company collects and prepares necessary data and interprets the U.S. Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, and further refines the calculations, the Company may make adjustments to the provisional amounts recorded. During the three months ended March 31, 2018, the Company further refined its estimate and recorded a provisional $2,157 increase in its income taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax which now totals $66,478. Of this amount, $55,841 is classified as Taxes payable, noncurrent as of June 30, 2018. No adjustments were recorded to the provisional income tax payable associated with the one-time transition tax during the three months ended June 30, 2018. The Company expects to complete its analysis during the second half of 2018. Any adjustments during this measurement period will be included in the provision for income taxes in the reporting period when such adjustments are determined.
The U.S. Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. During the six months ended June 30, 2018, the Company elected to provide for the tax expense related to GILTI in the year the tax is incurred. This election did not have a material impact on the interim financial statements for the three and six months ended June 30, 2018.

9.	STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income and comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$7,054	$4,189	$15,343	$9,539
Selling, general and administrative expenses	7,756	8,738	16,063	19,164
Total	$14,810	$12,927	$31,406	$28,703
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2018	4,901,748	$40.91
Options granted	157,133	$112.91
Options exercised	(566,799)	$39.34
Options forfeited/cancelled	(27,583)	$63.63
Options outstanding at June 30, 2018	4,464,499	$43.50	$360,830	5.8

Options vested and exercisable at June 30, 2018	3,530,693	$35.46	$313,776	5.3
Options expected to vest at June 30, 2018	879,470	$73.49	$44,709	7.7
As of June 30, 2018, $19,733 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.1 years.
As of June 30, 2018, a total of 3,423 shares underlying options exercised through June 30, 2018, were in transfer with the Company’s transfer agent.
Effective January 1, 2018, the Company changed the methodology for estimating volatility used in the Black-Scholes option valuation model. Prior to January 1, 2018, the Company estimated the volatility of its common stock by using historical volatility of peer public companies including the Company’s historical volatility. In the first quarter of 2018, the Company began exclusively using its own historical volatility as it believes this is a more accurate estimate of future volatility of the price of the Company’s common stock. The Company did not change the methodology for estimating any other Black-Scholes option valuation model assumptions as disclosed in Note 13 “Stock-Based Compensation” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2018.

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2018	1,840	$54.37	688,012	$71.60	314,829	$72.50
Awards granted	—	$—	330,717	$114.22	85,380	$112.65
Awards modified	—	$—	(2,299)	$72.80	2,299	$116.63
Awards vested	—	$—	(202,569)	$69.90	(91,052)	$72.42
Awards forfeited/cancelled	—	$—	(27,460)	$77.90	(4,761)	$76.50
Unvested service-based awards outstanding at June 30, 2018	1,840	$54.37	786,401	$89.74	306,695	$83.97
As of June 30, 2018, $56 of total remaining unrecognized stock-based compensation cost related to service-based restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.1 years.
As of June 30, 2018, $56,843 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years. As of June 30, 2018, there were 3,894 restricted share units vested for which the holders elected to defer delivery of EPAM Systems, Inc. ordinary shares. During the first quarter of 2018, 44,228 RSUs were granted in connection with the acquisition of Continuum.
As of June 30, 2018, $29,706 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.
The liability associated with the service-based liability-classified RSUs as of June 30, 2018 and December 31, 2017, was $4,338 and $5,964, respectively, and was classified as Deferred compensation due to employees in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the six months ended June 30, 2018.

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2018	—	$—
Awards granted	45,375	$121.75
Awards vested	—	$—
Awards forfeited/cancelled	—	$—
Unvested performance-based awards outstanding at June 30, 2018	45,375	$121.75
As of June 30, 2018, $5,128 of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years.
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

10.	EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$50,255	$37,359	$114,673	$61,000
Numerator for basic and diluted earnings per share	$50,255	$37,359	$114,673	$61,000

Denominator:
Weighted average common shares for basic earnings per share	53,517,124	51,899,416	53,299,038	51,431,353
Net effect of dilutive stock options, restricted stock units and restricted stock awards	3,069,885	2,949,203	3,115,948	2,939,931
Weighted average common shares for diluted earnings per share	56,587,009	54,848,619	56,414,986	54,371,284

Net income per share:
Basic	$0.94	$0.72	$2.15	$1.19
Diluted	$0.89	$0.68	$2.03	$1.12
The number of shares underlying equity–based awards that was excluded from the calculation of diluted earnings per share as their effect would be anti–dilutive was 155,142 and 104,186 during the three and six months ended June 30, 2018, respectively. The number of shares underlying equity–based awards that was excluded from the calculation of diluted earnings per share as their effect would be anti–dilutive was 654,435 and 1,463,156 during the three and six months ended June 30, 2017, respectively.

11.	COMMITMENTS AND CONTINGENCIES
Indemnification Obligations — In the normal course of business, the Company is a party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets, intellectual property rights and data privacy matters associated with certain arrangements. The duration of these indemnifications varies, and in certain cases, is indefinite.
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

Litigation — From time to time, the Company is involved in litigation, claims or other contingencies arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, if decided adversely, is not expected to have a material effect on the Company’s business, financial condition, results of operations or cash flows.

12.	SEGMENT INFORMATION
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
Revenues from external customers and operating profit, before unallocated expenses, by reportable segments for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment revenues:
North America	$257,103	$194,025	$488,299	$372,328
Europe	171,495	141,319	344,838	274,026
Russia	17,380	13,677	37,166	27,370
Total segment revenues	$445,978	$349,021	$870,303	$673,724
Segment operating profit:
North America	$51,221	$43,622	$95,181	$80,714
Europe	26,568	20,658	55,458	40,469
Russia	2,321	1,895	7,668	5,444
Total segment operating profit	$80,110	$66,175	$158,307	$126,627
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total revenues during the three and six months ended June 30, 2018 and 2017.
Accounts receivable and unbilled revenues are generally dispersed across the Company’s clients in proportion to their revenues. As of June 30, 2018 and December 31, 2017, unbilled revenues from one customer, individually exceeded 10% and accounted for 10.2% and 13.0% of total unbilled revenues, respectively. There were no customers individually exceeding 10% of total accounts receivable as of June 30, 2018 and December 31, 2017.
Reconciliation of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total segment revenues	$445,978	$349,021	$870,303	$673,724
Other income included in segment revenues	(331)	(44)	(508)	(96)
Revenues	$445,647	$348,977	$869,795	$673,628

Total segment operating profit:	$80,110	$66,175	$158,307	$126,627
Unallocated amounts:
Other income included in segment revenues	(331)	(44)	(508)	(96)
Stock-based compensation expense	(14,810)	(12,927)	(31,406)	(28,703)
Non-corporate taxes	(2,418)	(1,795)	(4,978)	(5,246)
Professional fees	(1,400)	(2,476)	(3,316)	(4,820)
Depreciation and amortization expense	(1,974)	(1,905)	(3,743)	(3,880)
Bank charges	(579)	(446)	(1,168)	(843)
One-time charges and other acquisition-related expenses	(1,241)	(330)	(1,861)	(898)
Other operating expenses	(3,120)	(5,570)	(8,393)	(10,493)
Income from operations	54,237	40,682	102,934	71,648
Interest and other income, net	1,052	802	501	1,386
Foreign exchange gain/(loss)	1,830	1,562	1,583	(1,393)
Income before provision for income taxes	$57,119	$43,046	$105,018	$71,641
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization. Geographical information about the Company’s long-lived assets based on physical location of the assets is presented below:

	As of June 30, 2018	As of December 31, 2017
Belarus	$48,426	$49,866
United States	11,541	3,371
Russia	10,521	9,617
India	7,472	2,698
Ukraine	6,818	6,995
Hungary	3,350	3,901
China	3,275	2,608
Other	7,047	7,363
Total	$98,450	$86,419

The table below presents information about the Company’s revenues by client location for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$246,831	$192,319	$470,514	$369,149
United Kingdom	50,103	46,112	101,833	92,706
Switzerland	34,268	28,119	69,872	57,215
Germany	20,111	14,144	39,599	26,238
Canada	17,620	13,649	33,383	26,143
Netherlands	17,254	12,556	34,903	21,227
Russia	16,909	13,326	36,321	26,535
Other locations	42,551	28,752	83,370	54,415
Total	$445,647	$348,977	$869,795	$673,628

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
Our clients depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technology, digital engagement and intelligent enterprise development. We are continuously venturing into new industries to expand our core industry client base in software and technology, financial services, business information and media, travel and hospitality, retail and distribution, and life sciences and healthcare. Our teams of developers, architects, consultants, strategists, engineers, designers, and product experts have the capabilities and skill sets to deliver business results.
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
Year-to-Date 2018 Developments and Trends
We began 2018 with a strong start as reflected in our results and the continued execution of our strategy. During the first six months of 2018, our revenues were $869.8 million, an increase of 29.1% over $673.6 million reported for the same period of 2017. Our performance remained strong across our key verticals, led by the Financial Services vertical which grew $52.8 million or 34.3% during the first six months of 2018 as compared to the same period of 2017.
Results for the six months ended June 30, 2018 were favorably impacted by the recognition of $25.3 million of net deferred tax assets as a result of the election to disregard as separate entities for U.S. tax purposes certain foreign subsidiaries of the Company.
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
Summary of Results of Operations
The following table presents a summary of our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands, except per share data and percentages)
Revenues	$445,647	100.0%	$348,977	100.0%	$869,795	100.0%	$673,628	100.0%
Income from operations	$54,237	12.2%	$40,682	11.7%	$102,934	11.8%	$71,648	10.6%
Net income	$50,255	11.3%	$37,359	10.7%	$114,673	13.2%	$61,000	9.1%
Effective tax rate	12.0%		13.2%		(9.2)%		14.9%
Diluted earnings per share	$0.89		$0.68		$2.03		$1.12
The key highlights of our consolidated results for the three and six months ended June 30, 2018, as compared to the corresponding period of 2017, were as follows:

•
Revenues for the second quarter of 2018 were $445.6 million, or a 27.7% increase from $349.0 million reported in the same period last year, aided by $2.2 million or 0.6% due to improved foreign currency exchange rates as compared to the corresponding period last year. Revenues for the first half of 2018 were $869.8 million, or a 29.1% increase from $673.6 million reported in the corresponding period last year, aided by $17.1 million or 2.5% due to improved foreign currency exchange rates as compared to the corresponding period last year.

•
Income from operations grew 33.3% and 43.7% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. Expressed as a percentage of revenues, income from operations for the second quarter of 2018 was 12.2% compared to 11.7% in the second quarter last year and 11.8% and 10.6% for the first half of 2018 and 2017, respectively. The increase as a percentage of revenues was primarily driven by an improvement in selling, general and administrative expenses as a percentage of revenue partially offset by a decrease in gross margin as compared to the same periods last year.

•
Our effective tax rate was (9.2)% in the first half of 2018 compared to 14.9% in the first half of last year. The interim provision for/(benefit from) income taxes in the six months ended June 30, 2018 was favorably impacted by the recognition of $25.3 million of net deferred tax assets as a result of the election to disregard as separate entities for U.S. tax purposes certain foreign subsidiaries of the Company.

•
Net income increased 34.5% to $50.3 million for the three months ended June 30, 2018, compared to $37.4 million reported in the corresponding period last year. Net income was 11.3% as a percentage of revenue, an increase of 0.6% compared to 10.7% reported in the corresponding period of 2017. This was largely driven by the improvement in income from operations as a percentage of revenue. Net income grew 88.0% during the six months ended June 30, 2018 as compared to the corresponding period last year primarily due to the improvement in income from operations and the effective tax rate.

•	Diluted earnings per share was $0.89 and $2.03 for the three and six months ended June 30, 2018, respectively, an increase of $0.21 and $0.91 compared to the corresponding periods last year.

•	Cash provided by operations increased $7.5 million, or 12.6%, to $66.8 million during the six months ended June 30, 2018 as compared to the corresponding period last year.
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
Other than as discussed below, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies during the three and six months ended June 30, 2018.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

Revenues	$445,647	100.0%	$348,977	100.0%	$869,795	100.0%	$673,628	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	289,175	64.9%	220,132	63.1%	566,809	65.2%	427,862	63.5%
Selling, general and administrative expenses(2)	91,843	20.6%	80,419	23.0%	179,620	20.7%	158,872	23.6%
Depreciation and amortization expense	8,962	2.0%	7,020	2.0%	17,138	2.0%	13,692	2.0%
Other operating expenses, net	1,430	0.3%	724	0.2%	3,294	0.3%	1,554	0.3%
Income from operations	54,237	12.2%	40,682	11.7%	102,934	11.8%	71,648	10.6%
Interest and other income, net	1,052	0.2%	802	0.2%	501	0.1%	1,386	0.2%
Foreign exchange gain/(loss)	1,830	0.4%	1,562	0.4%	1,583	0.2%	(1,393)	(0.2)%
Income before provision for/(benefit from) income taxes	57,119	12.8%	43,046	12.3%	105,018	12.1%	71,641	10.6%
Provision for/(benefit from) income taxes	6,864	1.5%	5,687	1.6%	(9,655)	(1.1)%	10,641	1.5%
Net income	$50,255	11.3%	$37,359	10.7%	$114,673	13.2%	$61,000	9.1%

Effective tax rate	12.0%		13.2%		(9.2)%		14.9%
Diluted earnings per share	$0.89		$0.68		$2.03		$1.12

(1)
Includes $7,054 and $4,189 of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $15,343 and $9,539 of stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.

(2)
Includes $7,756 and $8,738 of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $16,063 and $19,164 of stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.

Consolidated Results Review
Revenues
We continue to expand our presence in multiple verticals, both organically and through acquisitions. During the three months ended June 30, 2018, our total revenues grew 27.7% over the corresponding period in 2017 to $445.6 million. This growth results from our ability to retain existing customers and increase the level of services we provide to them and our ability to produce revenues from new customer relationships. Client concentration continued to decrease with revenues from our top five, top ten and top twenty clients as a percentage of total revenues for the three months ended June 30, 2018 as compared to the same period last year. The acquisition of Continuum contributed 2.4% and fluctuations in foreign currency contributed 0.6% to our revenue growth during the three months ended June 30, 2018 as compared to the corresponding period last year.
During the six months ended June 30, 2018, our total revenues grew 29.1% over the corresponding period in 2017. The acquisition of Continuum and fluctuations in foreign currency contributed 1.5% and 2.5%, respectively, to our revenue growth during the six months ended June 30, 2018 as compared to the corresponding period last year.

Revenues by client location for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands, except percentages)
North America	$264,451	59.3%	$205,968	59.0%	$503,897	57.9%	$395,292	58.7%
Europe	149,804	33.6%	121,202	34.8%	302,889	34.9%	235,514	34.9%
CIS(1)	19,411	4.4%	14,767	4.2%	41,191	4.7%	29,308	4.4%
APAC(1)	11,981	2.7%	7,040	2.0%	21,818	2.5%	13,514	2.0%
Revenues	$445,647	100.0%	$348,977	100.0%	$869,795	100.0%	$673,628	100.0%

(1)
CIS, which stands for the Commonwealth of Independent States, includes revenue from clients in Belarus, Kazakhstan, Russia and Ukraine. APAC, which stands for Asia Pacific, includes revenue from clients in southeast Asia, India and Australia.

During the three and six months ended June 30, 2018, the United States continued to be our largest client location with revenues of $246.8 million compared to $192.3 million in the second quarter of 2017 and $470.5 million compared to $369.1 million in the first six months of 2017.
The top three revenue contributing European countries by client location were the United Kingdom, Switzerland and Germany contributing $50.1 million, $34.3 million and $20.1 million, respectively, during the three months ended June 30, 2018. Revenues from clients in these three countries were $46.1 million, $28.1 million, and $14.1 million, in the corresponding period last year, respectively. During the six months ended June 30, 2018, United Kingdom, Switzerland and Germany continued performing as Europe’s top locations and contributed $101.8 million, $69.9 million, and $39.6 million, respectively, compared to $92.7 million, $57.2 million, and $26.2 million in the corresponding period last year, respectively. Revenues in the European geography benefited from fluctuations in foreign currencies, particularly the euro and the British pound, in the three and six months ended June 30, 2018 compared to the same periods last year.
During the three months ended June 30, 2018, revenues in the CIS geography included $16.9 million from clients in Russia, an increase of $3.6 million over the corresponding period of 2017. During the six months ended June 30, 2018, clients in Russia comprised $36.3 million of the revenues in the CIS geography, an increase of $9.8 million over the corresponding period of 2017. The CIS region was negatively affected by currency fluctuations decreasing growth of reported revenues by 11.0% in this geography in the second quarter of 2018 as compared to the same period last year. Ongoing economic and geo-political uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenue in this geography. We continue to monitor geo-political forces, economic and trade sanctions, and other issues involving this region.
During the second quarter and first six months of 2018, revenues from the clients in the APAC region increased by $4.9 million, or 70.2%, and $8.3 million, or 61.4%, respectively, over the corresponding period of 2017.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, bonuses, fringe benefits, stock-based compensation expense, project-related travel costs and fees for subcontractors who are assigned to client projects. Salaries and other compensation expenses of our revenue generating professionals are reported as cost of revenues regardless of whether the employees are actually performing client services during a given period. Our employees are a critical asset, necessary for our continued success, and therefore we expect to continue hiring talented employees and providing them with competitive compensation programs.
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

During the three months ended June 30, 2018, cost of revenues (exclusive of depreciation and amortization) was $289.2 million representing an increase of 31.4% from $220.1 million in the corresponding period of 2017. The increase was primarily due to an increase in compensation costs largely driven by the 19.8% growth in the average number of production headcount and a higher level of accrued variable compensation during the three months ended June 30, 2018 as compared to the same period in 2017 as well as a 0.4% impact from appreciation of foreign currencies. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 64.9% and 63.1% in the second quarter of 2018 and 2017, respectively. The year-over-year increase reflects the impact from lower utilization rates as well as a higher level of accrued variable compensation based on the strong start to the year.
During the six months ended June 30, 2018, cost of revenues (exclusive of depreciation and amortization) was $566.8 million representing an increase of 32.5% from $427.9 million in the corresponding period of 2017. The increase was primarily due to an increase in compensation costs largely driven by the 19.6% growth in the average number of production headcount and a higher level of accrued variable compensation during the first half of 2018 as compared to the same period in 2017 as well as a 2.7% impact from appreciation of foreign currencies. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 65.2% and 63.5% for the first six months of 2018 and 2017, respectively. The year-over-year increase reflects the impact from lower utilization rates as well as a higher level of accrued variable compensation based on the strong start to the year.
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
During the three months ended June 30, 2018, selling, general and administrative expenses were $91.8 million representing an increase of 14.2% as compared to $80.4 million in the corresponding period of 2017. The increase in selling, general and administrative expenses was primarily driven by a $4.7 million increase in personnel-related costs including stock-based compensation expense and a $4.3 million increase in facilities and infrastructure related expenses to support our growth. Expressed as a percentage of revenue, selling, general and administrative expenses decreased 2.4% to 20.6% for the three months ended June 30, 2018 as compared to the same period from the prior year primarily due to the slower growth in selling, general and administrative expenses as compared to revenues in the period.
During the six months ended June 30, 2018, selling, general and administrative expenses were $179.6 million representing an increase of 13.1% as compared to $158.9 million reported in the corresponding period of 2017. Expressed as a percentage of revenue, selling, general and administrative expenses decreased 2.9% to 20.7% for the six months ended June 30, 2018 as compared to the same period from the prior year. The decrease was primarily driven by the slower growth of 9.9% in personnel-related costs including stock-based compensation expense as compared to revenue growth of 29.1%.
Depreciation and Amortization Expense
During the three and six months ended June 30, 2018, depreciation and amortization expense was $9.0 million and $17.1 million, respectively, as compared to $7.0 million and $13.7 million, respectively in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees as well as the acquisition of Continuum. Depreciation and amortization expense includes amortization of acquired intangible assets, all of which have finite useful lives. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent during the three and six months ended June 30, 2018 as compared to the corresponding periods of 2017.
Other Operating Expenses, net
Other operating expenses, net includes lease exit costs, severance, certain write-offs and recoveries. There were no material changes in other operating expenses, net during the three and six months ended June 30, 2018 as compared to the same periods in 2017.
Provision for/(Benefit from) Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowances, if any, involves judgment. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. We also consider other factors that may contribute, favorably or unfavorably, to the overall effective tax rate in 2018 and beyond. These factors include statutory tax rate changes in the countries where we operate and excess tax benefits upon vesting or exercise of equity awards.
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our effective tax rate was 12.0% and (9.2)% for the three and six months ended June 30, 2018, respectively, and 13.2% and 14.9% for the three and six months ended June 30, 2017, respectively. The provision for/(benefit from) income taxes in the three and six months ended June 30, 2018 was favorably impacted by the recognition of $0.7 million and $25.3 million, respectively, of net deferred tax assets as a result of the election to disregard as separate entities for U.S. tax purposes certain foreign subsidiaries of the Company.
Due to the timing of the enactment and the complexity involved in applying the provisions of the U.S. Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of June 30, 2018. As the Company collects and prepares necessary data and interprets the U.S. Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, and further refines the calculations, we may make adjustments to the provisional amounts recorded. We expect to complete our analysis during the second half of 2018. Any adjustments during this measurement period will be included in the provision for income taxes in the reporting period when such adjustments are determined. During the three months ended March 31, 2018, we recorded a provisional $2.2 million increase in taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax which now totals $66.5 million. No adjustments were recorded to the provisional income tax payable associated with the one-time transition tax during the three months ended June 30, 2018.
Foreign Exchange Gain/(Loss)
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Interest and Other Income, net
Interest and other income, net includes interest earned on cash and cash equivalents and employee housing loans, gains and losses from certain financial instruments, and interest expense related to our revolving credit facility. There were no material changes in interest and other income, net during the three and six months ended June 30, 2018 as compared to the same periods in 2017.
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
Segment revenues from external clients and segment operating profit, before unallocated expenses, for the North America, Europe, and Russia reportable segments for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Segment revenues:
North America	$257,103	$194,025	$488,299	$372,328
Europe	171,495	141,319	344,838	274,026
Russia	17,380	13,677	37,166	27,370
Total segment revenues	$445,978	$349,021	$870,303	$673,724
Segment operating profit:
North America	$51,221	$43,622	$95,181	$80,714
Europe	26,568	20,658	55,458	40,469
Russia	2,321	1,895	7,668	5,444
Total segment operating profit	$80,110	$66,175	$158,307	$126,627
North America Segment
During the three months ended June 30, 2018, revenues for the North America segment increased $63.1 million, or 32.5%, compared to the same period last year and segment operating profits increased $7.6 million, or 17.4%, compared to the same period last year. During the three months ended June 30, 2018, revenues from our North America segment were 57.6% of total segment revenues, an increase from 55.6% reported in the corresponding period of 2017. As a percentage of North America segment revenues, the North America segment’s operating profit margin decreased to 19.9% during the second quarter of 2018 from 22.5% in the second quarter of 2017.
During the six months ended June 30, 2018, revenues for the North America segment increased $116.0 million, or 31.1%, compared to the same period last year and segment operating profit increased $14.5 million, or 17.9%, compared to the same period last year. During the six months ended June 30, 2018 and 2017, revenues from our North America segment were 56.1% and 55.3% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit decreased to 19.5% during the six months ended June 30, 2018 from 21.7% in the corresponding period of 2017. This decrease reflects the impact from a higher level of accrued variable compensation based on the strong start to the year.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)				(in thousands, except percentages)
Software & Hi-Tech	$64,536	$51,111	$13,425	26.3%	$125,100	$101,228	$23,872	23.6%
Business Information & Media	59,532	46,906	12,626	26.9%	116,869	91,075	25,794	28.3%
Travel & Consumer	47,104	36,831	10,273	27.9%	87,791	69,921	17,870	25.6%
Life Sciences & Healthcare	32,876	25,740	7,136	27.7%	60,343	50,399	9,944	19.7%
Financial Services	26,732	15,393	11,339	73.7%	48,688	28,751	19,937	69.3%
Emerging Verticals	26,323	18,044	8,279	45.9%	49,508	30,954	18,554	59.9%
Revenues	$257,103	$194,025	$63,078	32.5%	$488,299	$372,328	$115,971	31.1%
Software & Hi-Tech remained the largest industry vertical in the North America segment during the second quarter and the first six months of 2018. It grew 26.3% and 23.6% during the three and six months ended June 30, 2018 as compared to the corresponding periods from the prior year, which was a result of the continued focus on working with our technology clients and partners. The revenues from the Financial Services and Emerging Verticals grew in excess of 40% during the three and six months ended June 30, 2018 compared to the same period from the prior year.
Europe Segment
During the three months ended June 30, 2018, Europe’s segment revenues were $171.5 million, representing an increase of $30.2 million, or 21.4%, from the same period last year. During the three months ended June 30, 2018 and 2017, Europe’s segment revenues accounted for 38.5% of total segment revenues. Compared to the second quarter of 2017, the segment’s operating profit increased $5.9 million, or 28.6%, to $26.6 million.
During the six months ended June 30, 2018, revenues for the Europe segment increased $70.8 million, or 25.8%, compared to the same period last year and segment operating profit increased $15.0 million, or 37.0%, compared to the same period last year. During the six months ended June 30, 2018 and 2017, revenues from our Europe segment were 39.6% and 40.7% of total segment revenues, respectively. As a percentage of Europe segment revenues, the Europe segment’s operating profit increased to 16.1% during the six months ended June 30, 2018 from 14.8% in the corresponding period of 2017.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)				(in thousands, except percentages)
Financial Services	$62,496	$55,268	$7,228	13.1%	$128,314	$109,372	$18,942	17.3%
Travel & Consumer	52,120	38,227	13,893	36.3%	101,574	74,799	26,775	35.8%
Software & Hi-Tech	19,857	17,326	2,531	14.6%	40,151	33,607	6,544	19.5%
Business Information & Media	18,117	16,206	1,911	11.8%	36,987	29,562	7,425	25.1%
Life Sciences & Healthcare	5,649	3,158	2,491	78.9%	10,472	5,544	4,928	88.9%
Emerging Verticals	13,256	11,134	2,122	19.1%	27,340	21,142	6,198	29.3%
Revenues	$171,495	$141,319	$30,176	21.4%	$344,838	$274,026	$70,812	25.8%
The Europe segment benefited from strong growth of 36.3% and 35.8% from the Travel & Consumer vertical during the three and six months ended June 30, 2018 as compared to corresponding periods of 2017. Financial Services remained the largest industry vertical in the Europe segment and grew 13.1% and 17.3% during the three and six months ended June 30, 2018 as compared to the corresponding periods from the prior year, driven by clients responding to regulatory changes, digitization and business transformation. The remaining verticals demonstrated continued strong broad-based demand, each growing in excess of 10% over the same periods.
Russia Segment
During the three months ended June 30, 2018, revenues from our Russia segment accounted for 3.9% of total segment revenues, and segment revenues increased $3.7 million, or 27.1%, as compared to the corresponding period last year. During the three months ended June 30, 2018, operating profit of the Russia segment was $2.3 million, representing an increase of $0.4 million, or 22.5%, as compared to the corresponding period last year.
During the six months ended June 30, 2018, revenues from our Russia segment accounted for 4.3% of total segment revenues, and segment revenues increased $9.8 million, or 35.8%, as compared to the corresponding period last year. During the six months ended June 30, 2018, operating profit of the Russia segment was $7.7 million, representing an increase of $2.2 million, or 40.9%, as compared to the corresponding period last year.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)				(in thousands, except percentages)
Financial Services	$14,091	$8,350	$5,741	68.8%	$30,316	$15,926	$14,390	90.4%
Travel & Consumer	1,792	2,561	(769)	(30.0)%	3,465	4,741	(1,276)	(26.9)%
Software & Hi-Tech	624	1,277	(653)	(51.1)%	1,388	3,192	(1,804)	(56.5)%
Business Information & Media	—	1	(1)	(100.0)%	—	43	(43)	(100.0)%
Life Sciences & Healthcare	—	3	(3)	(100.0)%	—	26	(26)	(100.0)%
Emerging Verticals	873	1,485	(612)	(41.2)%	1,997	3,442	(1,445)	(42.0)%
Revenues	$17,380	$13,677	$3,703	27.1%	$37,166	$27,370	$9,796	35.8%
Currency fluctuations of the Russian ruble typically impact the results in the Russia segment. Ongoing economic and geo-political uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenues in this geography. We continue to monitor geo-political forces, economic and trade sanctions, and other issues involving this region.
Liquidity and Capital Resources
Capital Resources
Historically, cash generated from operations has been our primary source of cash to fund operations and investments to support the growth of our business. As of June 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $584.1 million and $274.7 million of available borrowings under our revolving line of credit.
Many of our operations are conducted outside the United States and as of June 30, 2018, $441.7 million of our total cash, including restricted cash, was held internationally. Of this amount, $218.7 million was held in CIS countries including $176.0 million in Belarus. Banking and other financial systems in the CIS region are less established and regulated than in some more developed markets, and bank deposits made by corporate entities in the CIS region are not insured. Our subsidiaries in the CIS and APAC regions do not maintain significant balances denominated in currencies other than U.S. dollars.
As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances and we may decide to repatriate some or all of our funds to the United States. If we decide to remit funds to the United States in the form of dividends, $276.4 million, including the cash held in Belarus, would be subject to foreign withholding taxes. As of June 30, 2018, we have recognized a deferred tax liability of $3.2 million for withholding taxes associated with $64.0 million of unremitted earnings in Belarus. We have not accrued for withholding taxes in any other country as we consider the unremitted earnings to be indefinitely reinvested. We believe that our available cash and cash equivalents held in the United States and cash flow to be generated from domestic operations will be sufficient to fund our domestic operations and obligations for the foreseeable future.
Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate at which our cash flows increase or decrease and the availability of public and private debt and equity financing. We may require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources become insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain another credit facility.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$66,789	$59,333
Net cash used in investing activities	(68,314)	(17,625)
Net cash provided by financing activities	11,591	34,132
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,645)	5,912
Net increase in cash, cash equivalents and restricted cash	2,421	81,752
Cash, cash equivalents and restricted cash, beginning of period	582,855	364,664
Cash, cash equivalents and restricted cash, end of period	$585,276	$446,416
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2018 increased by $7.5 million, compared to the corresponding period of 2017 primarily driven by the $53.7 million increase in net income partially offset by the payout of a higher level of variable compensation related to 2017 performance, a non-cash increase in net deferred tax assets of $25.3 million as a result of the election to disregard as separate entities for U.S. tax purposes certain foreign subsidiaries of the Company and an increase in days sales in accounts receivable and unbilled revenues during the period as compared to the corresponding period last year.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2018 was $68.3 million compared to $17.6 million provided in the same period in 2017. During the first six months of 2018, the increase in cash used in investing activities was primarily attributable to the net $50.3 million cash used to acquire Continuum as well as capital expenditures, which increased by $7.9 million compared to the same period last year.
Financing Activities
Net cash provided by financing activities was $11.6 million in the first six months of 2018 compared to $34.1 million in the same period of 2017. During the first six months of 2018, net cash received from the exercises of stock options issued under our long-term incentive plans was $22.4 million, a decrease of $15.4 million from the $37.8 million received during the same period last year.
Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our significant fixed and determinable contractual obligations as of June 30, 2018.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$239,741	$52,616	$63,635	$41,284	$82,206
Long-term incentive plan payouts(1)	38,131	13,929	21,563	2,639	—
Long-term debt obligation (2)	27,722	710	1,382	25,630	—
Total contractual obligations	$305,594	$67,255	$86,580	$69,553	$82,206

(1)
We estimate our future obligations for long-term incentive plan payouts by assuming the closing price per share of our common stock at
June 30, 2018 remains constant into the future. This is an estimate as actual prices will vary over time.

(2)
We estimate our future obligations for interest on our floating rate 2017 Credit Facility by assuming the weighted average interest rates in effect on each floating rate debt obligation at June, 30, 2018 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the 2017 Credit Facility, we assume that the balance outstanding as of June 30, 2018 remains the same for the remaining term of the agreement. The actual balance outstanding under our 2017 Credit Facility may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

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
Off-Balance Sheet Commitments and Arrangements
We do not have any obligations under guarantee contracts or other contractual arrangements that would constitute off-balance sheet arrangements other than as disclosed in Note 6 “Long-Term Debt” and Note 11 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
Recent Accounting Pronouncements
See Note 1 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for additional information.

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
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We hold a significant balance of cash in banks in CIS countries. In this region, the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2018, $218.7 million of our total cash was held in CIS countries, of which $176.0 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in other CIS locations is used for short-term operational needs and cash balances in those banks move with the needs of the entities.
Accounts receivable and unbilled revenues are generally dispersed across our client base. As of June 30, 2018, there were no customers individually exceeding 10% of our accounts receivable. There was one customer individually exceeding 10%, which accounted for 10.2% of our unbilled revenues as of June 30, 2018.
There were no customers that accounted for more than 10% of total revenues during the three and six months ended June 30, 2018 and 2017.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates on our cash and cash equivalent deposits and paid on any outstanding balance on our borrowings, mainly under our 2017 Credit Facility, which is subject to a variety of rates depending on the type and timing of funds borrowed. We do not believe we are exposed to material direct risks associated with changes in interest rates related to these deposits and borrowings.

Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate a significant portion of our revenues in various currencies, principally, euros, British pounds, Swiss francs, Canadian dollars and Russian rubles, and incur expenditures principally in Russian rubles, Hungarian forints, Polish zlotys, British pounds, Swiss francs, euros, Indian rupees and Chinese yuan renminbi associated with the location of our delivery centers. As a result, currency fluctuations, specifically the depreciation of the euro, British pound, and Canadian dollar and the appreciation of Russian rubles, Hungarian forints, Polish zlotys, Chinese yuan renminbi and Indian rupees relative to the U.S. dollar, could negatively impact our results of operations.
During the quarter ended June 30, 2018, foreign exchange gain was $1.8 million compared to a gain of $1.6 million reported in the corresponding period last year. During the six months ended June 30, 2018, foreign exchange gain was $1.6 million compared to a loss of $1.4 million in the corresponding period last year.
During the quarter ended June 30, 2018, approximately 35.4% of consolidated revenues and 41.4% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
During 2018, we implemented a hedging program where we entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of forecasted Russian ruble, Indian rupee and Polish zloty transactions. We enter into these foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business and accordingly, they are not speculative in nature. As of June 30, 2018, the net unrealized loss from these hedges was $2.6 million.
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
During the second quarter of 2018, we reported revenue growth of 27.7% over the second quarter of 2017. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2017, we would have reported revenue growth of 27.1%. The revenues have been impacted from the appreciation of the euro, and British pound, partially offset by depreciation of the Russian ruble relative to the U.S. dollar. During the second quarter of 2018, we reported net income growth of 34.5% over the second quarter of 2017. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2017, we would have reported net income growth of 31.8%. Net income has been most impacted by the depreciation of the Russian ruble relative to the U.S. dollar.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Date: August 6, 2018

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)