Form 10-Q
period 2019-03-31
EPAM Systems, Inc.
filed 2019-05-09
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	EPAM	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2019
Common Stock, par value $0.001 per share	54,631,565 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	As of March 31, 2019	As of December 31, 2018
Assets
Current assets
Cash and cash equivalents	$762,529	$770,560
Accounts receivable, net of allowance of $1,415 and $1,557, respectively	307,202	297,685
Unbilled revenues	144,152	104,652
Prepaid and other current assets	30,864	26,171
Total current assets	1,244,747	1,199,068
Property and equipment, net	105,805	102,646
Operating lease right-of-use assets	173,091	—
Intangible assets, net	50,087	57,065
Goodwill	167,707	166,832
Deferred tax assets	69,345	69,983
Other noncurrent assets	20,653	16,208
Total assets	$1,831,435	$1,611,802

Liabilities
Current liabilities
Accounts payable	$4,397	$7,444
Accrued expenses and other current liabilities	72,793	127,937
Due to employees	86,012	49,683
Deferred compensation due to employees	9,673	9,920
Taxes payable, current	69,835	67,845
Operating lease liabilities, current	39,856	—
Total current liabilities	282,566	262,829
Long-term debt	25,000	25,031
Taxes payable, noncurrent	43,679	43,685
Operating lease liabilities, noncurrent	127,935	—
Other noncurrent liabilities	14,030	17,661
Total liabilities	493,210	349,206
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 54,584,243 and 54,099,927 shares issued, 54,564,508 and 54,080,192 shares outstanding at March 31, 2019 and December 31, 2018, respectively	54	54
Additional paid-in capital	553,532	544,700
Retained earnings	820,287	759,533
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(35,471)	(41,514)
Total stockholders’ equity	1,338,225	1,262,596
Total liabilities and stockholders’ equity	$1,831,435	$1,611,802

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$521,333	$424,148
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	344,689	277,634
Selling, general and administrative expenses	101,786	89,641
Depreciation and amortization expense	10,200	8,176
Income from operations	64,658	48,697
Interest and other income/(loss), net	3,076	(551)
Foreign exchange loss	(3,484)	(247)
Income before provision for/(benefit from) income taxes	64,250	47,899
Provision for/(benefit from) income taxes	3,496	(16,519)
Net income	$60,754	$64,418
Foreign currency translation adjustments, net of tax	2,943	3,309
Unrealized gain on cash-flow hedging instruments, net of tax	3,100	69
Comprehensive income	$66,797	$67,796

Net income per share:
Basic	$1.12	$1.21
Diluted	$1.06	$1.15
Shares used in calculation of net income per share:
Basic	54,245	53,079
Diluted	57,236	56,241

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2019	54,080,192	$54	$544,700	$759,533	19,735	$(177)	$(41,514)	$1,262,596
Restricted stock units vested	242,414	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(81,562)	—	(13,483)	—	—	—	—	(13,483)
Stock-based compensation expense	—	—	10,425	—	—	—	—	10,425
Proceeds from stock option exercises	323,464	—	11,890	—	—	—	—	11,890
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2,943	2,943
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	3,100	3,100
Net income	—	—	—	60,754	—	—	—	60,754
Balance, March 31, 2019	54,564,508	$54	$553,532	$820,287	19,735	$(177)	$(35,471)	$1,338,225

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2018	52,983,685	$53	$473,874	$518,820	19,735	$(177)	$(17,623)	$974,947
Restricted stock units vested	186,327	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(61,950)	—	(6,986)	—	—	—	—	(6,986)
Stock-based compensation expense	—	—	11,485	—	—	—	—	11,485
Proceeds from stock option exercises	198,936	—	7,649	—	—	—	—	7,649
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	3,309	3,309
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	69	69
Cumulative effect of adoption of ASU 2014-09	—	—	—	457	—	—	—	457
Net income	—	—	—	64,418	—	—	—	64,418
Balance, March 31, 2018	53,306,998	$53	$486,022	$583,695	19,735	$(177)	$(14,245)	$1,055,348

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$60,754	$64,418
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization expense	10,200	8,176
Operating lease right-of-use assets amortization expense	12,187	—
Bad debt (recovery)/expense	(133)	199
Deferred taxes	846	(23,290)
Stock-based compensation expense	21,856	16,596
Other	520	(1,982)
Changes in assets and liabilities:
Accounts receivable	(8,820)	12,475
Unbilled revenues	(39,523)	(48,193)
Prepaid expenses and other assets	401	(7,623)
Accounts payable	(2,488)	2,520
Accrued expenses and other liabilities	(51,079)	(31,470)
Operating lease liabilities	(13,175)	—
Due to employees	24,297	11,656
Taxes payable	(16,045)	3,848
Net cash (used in)/provided by operating activities	(202)	7,330
Cash flows from investing activities:
Purchases of property and equipment	(13,424)	(10,711)
Acquisition of businesses, net of cash acquired (Note 2)	—	(50,264)
Other investing activities, net	(5,136)	811
Net cash used in investing activities	(18,560)	(60,164)
Cash flows from financing activities:
Proceeds from stock option exercises	11,402	7,588
Payments of withholding taxes related to net share settlements of restricted stock units	(1,208)	(106)
Repayment of debt	(4)	(3,466)
Other financing activities, net	(9)	—
Net cash provided by financing activities	10,181	4,016
Effect of exchange rate changes on cash, cash equivalents and restricted cash	548	3,040
Net decrease in cash, cash equivalents and restricted cash	(8,033)	(45,778)
Cash, cash equivalents and restricted cash, beginning of period	771,711	582,855
Cash, cash equivalents and restricted cash, end of period	$763,678	$537,077

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of March 31, 2019	As of December 31, 2018
Balance sheet classification
Cash and cash equivalents	$762,529	$770,560
Restricted cash in Prepaid and other current assets	14	14
Restricted cash in Other noncurrent assets	1,135	1,137
Total restricted cash	1,149	1,151
Total cash, cash equivalents and restricted cash	$763,678	$771,711

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading global provider of digital platform engineering and software development services to customers located around the world, primarily in North America, Europe, Asia and Australia. The Company’s industry expertise includes financial services, travel and consumer, software and hi-tech, business information and media, life sciences and healthcare, as well as other industries in which it is continuously growing. The Company is incorporated in Delaware with headquarters in Newtown, PA.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of EPAM have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”) and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The condensed consolidated financial statements include the financial statements of EPAM Systems, Inc. and its subsidiaries with all intercompany balances and transactions eliminated.
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows.
Leases — In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The standard supersedes previously existing lease guidance (“Topic 840”) and requires entities to recognize all leases, with the exception of leases with a term of twelve months or less, on the balance sheet as right-of-use assets (“RoU Assets”) and lease liabilities. The guidance also changes disclosure requirements with a focus on providing information that will enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
The Company adopted Topic 842, effective January 1, 2019, using the optional transition approach, which allows the Company to apply the provisions of the standard at the effective date without adjusting the comparable periods and carry forward disclosures under previously existing guidance for those periods presented within the Company’s financial statements.
The Company determines if an arrangement is a lease or contains a lease at inception. The Company performs an assessment and classifies the lease as either an operating lease or a financing lease at the lease commencement date with a right-of-use asset and a lease liability recognized in the statement of financial position under both classifications. The Company does not have finance leases that are material to the Company’s condensed consolidated financial statements.
Lease liabilities are initially measured at the present value of lease payments not yet paid. The present value is determined by applying the readily determinable rate implicit in the lease or, if not available, the incremental borrowing rate of the lessee. The Company determines the incremental borrowing rate of the lessee on a lease-by-lease basis by developing an estimated centralized U.S. dollar borrowing rate for a fully collateralized obligation with a term similar to the lease term, and adjusts the rate to reflect the incremental risk associated with the currency in which the lease is denominated. Lease agreements of the Company may include options to extend or terminate the lease and the Company includes such options in the lease term when it is reasonably certain that the Company will exercise that option. RoU Assets are recognized based on the initial measurement of the lease liabilities plus initial direct costs less lease incentives and RoU Assets are subject to periodic impairment tests. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company elected a practical expedient to account for lease and non-lease components together as a single lease component. The Company also elected the short-term lease recognition exemption for all classes of lease assets with an original term of twelve months or less. As part of the transition, the Company elected a package of practical expedients allowing it to carry forward historical accounting for any expired or existing contracts that are or contain lease contracts, including classification of such contracts and initial direct costs associated with them.
The adoption of Topic 842 on January 1, 2019 resulted in the recognition of RoU Assets for operating leases of $177,597 and operating lease liabilities of $173,863. The adoption of Topic 842 did not have an impact on the condensed consolidated statement of income and comprehensive income, condensed consolidated statement of changes in stockholders’ equity or the condensed consolidated statement of cash flows.
See Note 6 “Leases” in the condensed consolidated interim financial statements for additional information regarding leases.
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
Measurement of Credit Losses on Financial Instruments — Effective January 1, 2020, the Company will be required to adopt the amended guidance of FASB ASC Topic 326, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (with early adoption permitted effective January 1, 2019.) The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. Entities are required to adopt the standard using a modified-retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements and expects to adopt the standard on January 1, 2020.

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
In connection with the Continuum acquisition, the Company paid $52,515 of cash. Furthermore, subject to attainment of specified performance targets in the 12 months after the acquisition, the Company will make a cash earnout payment with a maximum amount payable of $3,135. The Company recorded $2,400 related to this earnout payment as contingent consideration as of the acquisition date. During the third quarter of 2018, the Company recorded a $900 reduction to the fair value of the contingent consideration.
Think — On November 1, 2018, the Company acquired all of the equity interests of Think Limited (“Think”), a digital transformation agency headquartered in London, UK. This acquisition is intended to strengthen EPAM’s digital and organizational consulting capabilities in the UK and Western European markets and enhance the Company’s global product and design offerings.
In connection with the Think acquisition, the Company paid $26,254 of cash. Furthermore, subject to attainment of specified performance targets in the 12 months after the acquisition, the Company will make a cash earnout payment with a maximum amount payable of $8,156. The Company recorded $5,990 related to this earnout payment as contingent consideration as of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition as updated for any changes as of March 31, 2019:

	Continuum	Think
	As of March 15, 2018	As of November 1, 2018
Cash and cash equivalents	$2,251	$2,344
Accounts receivable	6,676	2,259
Unbilled revenues	2,463	284
Prepaid and other current assets	936	609
Goodwill	26,617	22,482
Intangible assets	14,450	6,882
Property and equipment and other noncurrent assets	8,902	642
Total assets acquired	$62,295	$35,502
Accounts payable, accrued expenses and other current liabilities	$2,745	$2,205
Due to employees	1,001	13
Long-term debt	3,220	—
Other noncurrent liabilities	490	1,040
Total liabilities assumed	$7,456	$3,258
Net assets acquired	$54,839	$32,244
During the first quarter of 2019, there were no adjustments recorded related to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
During the first quarter of 2019, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Continuum. The Company adjusted initially recognized intangible assets and their useful lives as well as recognized an additional intangible asset in the form of a favorable lease and removed a noncurrent liability associated with an initially recognized unfavorable lease. The Company also finalized a working capital adjustment that resulted in cash collection in the amount of $76 reducing the original amount of the net assets acquired. These adjustments and a revaluation of contingent consideration resulted in a corresponding decrease to the originally recognized value of acquired goodwill.
For Think, estimated fair values of the assets acquired and liabilities assumed remain provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
As of March 31, 2019, the following table presents the estimated fair values and useful lives of intangible assets acquired from Continuum and Think:

	Continuum		Think
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	6.5	$5,800	7	$6,117
Favorable lease	11.2	5,500	—	—
Contract royalties	8	1,900	—	—
Trade names	5	1,250	5	765
Total		$14,450		$6,882
In connection with the adoption of Topic 842, effective January 1, 2019, the Company reclassified the favorable lease intangible asset to Operating lease right-of-use assets.
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

Revenues generated by Continuum and Think totaled $6,754 and $3,832, respectively during the three months ended March 31, 2019. Pro forma results of operations have not been presented because the effect of the Continuum and Think acquisition on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.

3.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2019	$103,542	$63,290	$166,832
Effect of net foreign currency exchange rate changes	—	875	875
Balance as of March 31, 2019	$103,542	$64,165	$167,707
There were no accumulated impairment losses in the North America or Europe reportable segments as of March 31, 2019 or December 31, 2018.

4.	FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,067	$—	$1,067	$—
Total assets measured at fair value on a recurring basis	$1,067	$—	$1,067	$—

Foreign exchange derivative liabilities	$362	$—	$362	$—
Contingent consideration	7,625	—	—	7,625
Total liabilities measured at fair value on a recurring basis	$7,987	$—	$362	$7,625

	As of December 31, 2018
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$181	$—	$181	$—
Total assets measured at fair value on a recurring basis	$181	$—	$181	$—

Foreign exchange derivative liabilities	$3,475	$—	$3,475	$—
Contingent consideration	7,468	—	—	7,468
Total liabilities measured at fair value on a recurring basis	$10,943	$—	$3,475	$7,468
The Level 2 foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 5 “Derivative Financial Instruments” for further information regarding the Company’s derivative financial instruments.

As of March 31, 2019, contingent consideration included amounts payable in cash in connection with the acquisitions of Continuum and Think (Note 2 “Acquisitions”). The fair value of the contingent consideration is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formulas and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s consolidated statement of income and comprehensive income.
A reconciliation of the beginning and ending balances of acquisition-related contractual contingent liabilities using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 is as follows:

Amount
Contractual contingent liabilities as of January 1, 2019	$7,468
Effect of net foreign currency exchange rate changes	157
Contractual contingent liabilities at March 31, 2019	$7,625
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

The generally short duration of certain of the Company’s assets and liabilities results in a significant number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s consolidated balance sheets. The Company’s financial assets and liabilities that are not carried at fair value on a recurring basis on the Company’s consolidated balance sheets are as follows:

•	cash and cash equivalents;

•	restricted cash and time deposits;

•	employee loans;

•	long-term debt (Note 7 “Long-Term Debt”).
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

The following tables present the reported amounts and estimated fair values of the financial assets and liabilities for which disclosure of fair value is required, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Financial Assets:
Cash and cash equivalents	$762,529	$762,529	$762,529	$—	$—
Restricted cash	$1,149	$1,149	$1,149	$—	$—
Employee loans	$3,121	$3,121	$—	$—	$3,121
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,017	$25,017	$—	$25,017	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets:
Cash and cash equivalents	$770,560	$770,560	$770,560	$—	$—
Restricted cash	$1,151	$1,151	$1,151	$—	$—
Employee loans	$3,525	$3,525	$—	$—	$3,525
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,020	$25,020	$—	$25,020	$—

5.	DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of March 31, 2019, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s consolidated balance sheets as of March 31, 2019 and December 31, 2018 were as follows:

		As of March 31, 2019		As of December 31, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid and other current assets	$1,067		$181
	Accrued expenses and other current liabilities		$362		$3,475
The Company records changes in the fair value of its cash flow hedges in accumulated other comprehensive loss in the consolidated balance sheet until the forecasted transaction occurs. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to cost of revenues (exclusive of depreciation and amortization). In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge into income. If the Company does not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in income.

The changes in the fair value of foreign currency derivative instruments in our unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Foreign exchange forward contracts - Designated as hedging instruments:
Change in fair value recognized in accumulated other comprehensive loss	$3,999	$90
Net loss reclassified from accumulated other comprehensive loss into cost of revenues (exclusive of depreciation and amortization)	$(452)	$—
Foreign exchange forward contracts - Not designated as hedging instruments:
Net gain recognized in foreign exchange loss	$—	$44
6. LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. The Company leases office space in order to minimize risks associated with ownership such as fluctuations in real estate prices. The leasing of corporate apartments is used to minimize costs associated with business trips of Company personnel. Many of the Company’s leases contain charges for common area maintenance or other miscellaneous expenses that are variable. Due to this variability, the cash flows associated with these charges are not included in the minimum lease payments used in determining the RoU Assets and associated lease liabilities. The Company subleases a portion of its office space to third parties. The Company leases office equipment for those assets requiring extensive customer support including maintenance, repairs and replacement of obsolete parts. The Company leases vehicles in certain locations primarily as an employee benefit.
The Company’s leases have remaining lease terms ranging from 9 days to 11.8 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option.
A portion of the leases for office space are subject to annual changes in base rent rates. Changes in such rates are treated as variable lease payments and are recognized in the period in which the obligation of such payments is incurred. The Company does not remeasure its lease liabilities as a result of these annual changes in base rent rates.
During the three months ended March 31, 2019, the components of lease expense were as follows:

	Income Statement Classification	Three Months Ended March 31, 2019
Operating lease cost	Selling, general and administrative expenses	$13,719
Variable lease cost	Selling, general and administrative expenses	2,097
Short-term lease cost	Selling, general and administrative expenses	898
Sublease income	Interest and other income, net	(455)
Total lease cost		$16,259
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,696
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,825
Non-cash net decrease due to lease modifications:
Operating lease right-of-use assets	$5,174
Operating lease liabilities	$5,106

Weighted average lease terms and discount rates as of March 31, 2019:

As of March 31, 2019
Weighted average remaining lease term, in years:
Operating leases	5.9
Weighted average discount rate:
Operating leases	4.0%
As of March 31, 2019, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2019 (excluding three months ended March 31, 2019)	$34,903
2020	39,415
2021	31,324
2022	20,199
2023	15,911
Thereafter	48,096
Total lease payments	189,848
Less: imputed interest	(22,057)
Total	$167,791
There were no lease agreements that contained material restrictive covenants or material residual value guarantees as of March 31, 2019. There were no lease agreements signed with related parties as of March 31, 2019.
As of March 31, 2019, the Company had committed to payments of $57,716 related to operating lease agreements that had not yet commenced. These operating leases will commence during various dates during 2019 through 2020 with lease terms ranging from 1.3 to 12.0 years. The Company did not have any material finance lease agreements that had not yet commenced.

7.	LONG-TERM DEBT
Revolving Line of Credit — On May 24, 2017, the Company entered into an unsecured credit facility (the “2017 Credit Facility”), as may be amended from time to time, with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Fifth Third Bank and Santander Bank, N.A. (collectively the “Lenders”). The 2017 Credit Facility provides for a borrowing capacity of $300,000, with potential to increase the credit facility up to $400,000 if certain conditions are met. The 2017 Credit Facility matures on May 24, 2022.
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of March 31, 2019, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of March 31, 2019, the Company was in compliance with all covenants contained in the 2017 Credit Facility.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of March 31, 2019	As of December 31, 2018
Outstanding debt	$25,000	$25,000
Interest rate	3.5%	3.5%
Irrevocable standby letters of credit	$374	$382
Available borrowing capacity	$274,626	$274,618
Current maximum borrowing capacity	$300,000	$300,000

8.	REVENUES
Disaggregation of Revenues
The Company’s revenues are sourced from four geographic markets: North America, Europe, CIS and APAC. CIS includes revenues from customers in Belarus, Kazakhstan, Russia and Ukraine and APAC, which stands for Asia Pacific, includes revenues from customers in Southeast Asia and Australia. The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$303,745	$12,891	$16	$316,652	$—	$316,652
Europe	4,747	168,767	141	173,655	(147)	173,508
CIS	1,739	13	16,423	18,175	(1)	18,174
APAC	458	12,552	—	13,010	(11)	12,999
Revenues	$310,689	$194,223	$16,580	$521,492	$(159)	$521,333

	Three Months Ended March 31, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$226,070	$13,361	$15	$239,446	$—	$239,446
Europe	2,740	150,480	42	153,262	(177)	153,085
CIS	2,003	63	19,714	21,780	—	21,780
APAC	383	9,439	15	9,837	—	9,837
Revenues	$231,196	$173,343	$19,786	$424,325	$(177)	$424,148

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$38,394	$61,988	$13,032	$113,414	$(153)	$113,261
Travel & Consumer	47,000	55,202	2,124	104,326	—	104,326
Software & Hi-Tech	79,121	20,370	440	99,931	—	99,931
Business Information & Media	62,361	32,536	140	95,037	(5)	95,032
Life Sciences & Healthcare	50,156	4,556	62	54,774	—	54,774
Emerging Verticals	33,657	19,571	782	54,010	(1)	54,009
Revenues	$310,689	$194,223	$16,580	$521,492	$(159)	$521,333

	Three Months Ended March 31, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$21,956	$65,818	$16,225	$103,999	$(177)	$103,822
Travel & Consumer	40,687	49,454	1,673	91,814	—	91,814
Software & Hi-Tech	60,564	20,294	764	81,622	—	81,622
Business Information & Media	57,337	18,870	—	76,207	—	76,207
Life Sciences & Healthcare	27,467	4,823	—	32,290	—	32,290
Emerging Verticals	23,185	14,084	1,124	38,393	—	38,393
Revenues	$231,196	$173,343	$19,786	$424,325	$(177)	$424,148
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$284,725	$168,213	$11,272	$464,210	$—	$464,210
Fixed-price	24,740	25,246	5,287	55,273	—	55,273
Licensing	836	398	6	1,240	—	1,240
Other revenues	388	366	15	769	(159)	610
Revenues	$310,689	$194,223	$16,580	$521,492	$(159)	$521,333

	Three Months Ended March 31, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$214,316	$159,466	$10,096	$383,878	$—	$383,878
Fixed-price	15,992	12,953	9,672	38,617	—	38,617
Licensing	662	619	10	1,291	—	1,291
Other revenues	226	305	8	539	(177)	362
Revenues	$231,196	$173,343	$19,786	$424,325	$(177)	$424,148

Timing of Revenue Recognition
The following tables present the timing of revenue recognition for the periods indicated:

	Three Months Ended March 31, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$404	$205	$1	$610	$(159)	$451
Transferred over time	310,285	194,018	16,579	520,882	—	520,882
Revenues	$310,689	$194,223	$16,580	$521,492	$(159)	$521,333

	Three Months Ended March 31, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$344	$428	$10	$782	$(177)	$605
Transferred over time	230,852	172,915	19,776	423,543	—	423,543
Revenues	$231,196	$173,343	$19,786	$424,325	$(177)	$424,148
During the three months ended March 31, 2019 and March 31, 2018, the Company recognized $1,704 and $5,404 of revenues, respectively, from performance obligations satisfied in previous periods.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of March 31, 2019. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$8,962	$530	$310	$—	$9,802
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of March 31, 2019	As of December 31, 2018
Contract assets included in Unbilled revenues	$17,827	$13,522
Contract liabilities included in Accrued expenses and other current liabilities	$8,696	$4,558
Contract liabilities included in Other noncurrent liabilities	$146	$224
Contract assets included in unbilled revenues are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. The Company recognizes an impairment loss when the contract carrying amount is greater than the remaining consideration receivable, less directly related costs to be incurred. Contract assets have increased from December 31, 2018 primarily due to new contracts entered into in 2019 where the Company’s right to bill is contingent upon achievement of contractual milestones.
Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased from December 31, 2018 primarily due to the seasonal increase in customer prepayments during the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company recognized $3,051 of revenues that were included in Accrued expenses and other current liabilities at December 31, 2018.

9.	INCOME TAXES
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
The Company’s worldwide effective tax rates for the three months ended March 31, 2019 and 2018 were 5.4% and (34.5)%, respectively.
The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $11,513 and $4,690 during the three months ended March 31, 2019 and 2018, respectively.
The interim benefit from income taxes in the three months ended March 31, 2018 was favorably impacted by the recognition of $24,634 of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of its foreign subsidiaries as disregarded for U.S. income tax purposes. This was partially offset by a provisional $2,157 increase in income taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax imposed by the Tax Cuts and Jobs Act (“U.S. Tax Act”).

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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$60,754	$64,418
Numerator for basic and diluted earnings per share	$60,754	$64,418

Denominator:
Weighted average common shares for basic earnings per share	54,245,133	53,078,529
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,991,294	3,162,010
Weighted average common shares for diluted earnings per share	57,236,427	56,240,539

Net income per share:
Basic	$1.12	$1.21
Diluted	$1.06	$1.15
The number of shares underlying equity–based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti–dilutive was 26,203 and 53,230 during the three months ended March 31, 2019 and 2018, respectively.

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
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income and comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Cost of revenues (exclusive of depreciation and amortization)	$12,781	$8,289
Selling, general and administrative expenses	9,075	8,307
Total	$21,856	$16,596

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2019	4,082,944	$44.54
Options granted	131,849	$169.13
Options modified	17,871	$163.55
Options exercised	(323,464)	$36.76
Options forfeited/cancelled	(2,624)	$61.38
Options outstanding at March 31, 2019	3,906,576	$49.92	$465,698	5.4

Options vested and exercisable at March 31, 2019	3,422,907	$41.11	$438,196	5.0
Options expected to vest at March 31, 2019	445,175	$111.17	$25,804	8.6
As of March 31, 2019, $17,097 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.1 years.
Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2019.

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2019	793	$63.10	797,903	$92.13	302,967	$83.99
Awards granted	—	$—	242,783	$168.95	48,632	$169.13
Awards modified	—	$—	6,897	$170.74	668	$168.36
Awards vested	—	$—	(242,414)	$85.38	(102,902)	$80.55
Awards forfeited/cancelled	—	$—	(9,769)	$91.07	(1,653)	$86.79
Unvested service-based awards outstanding at March 31, 2019	793	$63.10	795,400	$118.33	247,712	$102.34
As of March 31, 2019, $32 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.3 years.
As of March 31, 2019, $80,152 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.1 years.
As of March 31, 2019, $33,762 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.

The liability associated with the service-based liability-classified RSUs as of March 31, 2019 and December 31, 2018, was $9,673 and $9,920, respectively, and was classified as Deferred compensation due to employees in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the three months ended March 31, 2019.

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2019	29,592	$121.75
Awards modified	(29,592)	$121.75
Unvested performance-based awards outstanding at March 31, 2019	—	$—
During the first quarter of 2019, the Company and holders of the unvested performance-based equity-classified RSUs mutually agreed to cancel the performance-based RSU awards and the Company issued service-based stock option and RSU awards with four-year vesting terms to those same recipients. As of March 31, 2019, there is no remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs.

13.	SEGMENT INFORMATION
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

Revenues from external customers and operating profit, before unallocated expenses, by reportable segments for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
Segment revenues:
North America	$310,689	$231,196
Europe	194,223	173,343
Russia	16,580	19,786
Total segment revenues	$521,492	$424,325
Segment operating profit:
North America	$64,457	$43,960
Europe	31,785	28,890
Russia	589	5,347
Total segment operating profit	$96,831	$78,197
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three months ended March 31, 2019 and 2018. Accounts receivable and unbilled revenues are generally dispersed across the Company’s customers in proportion to their revenues. There were no customers individually exceeding 10% of total unbilled revenues as of March 31, 2019 and December 31, 2018. There were no customers individually exceeding 10% of total accounts receivable as of March 31, 2019 and December 31, 2018.
Reconciliation of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for/(benefit from) income taxes is presented below:

	Three Months Ended March 31,
	2019	2018
Total segment revenues	$521,492	$424,325
Other income included in segment revenues	(159)	(177)
Revenues	$521,333	$424,148

Total segment operating profit:	$96,831	$78,197
Unallocated amounts:
Other income included in segment revenues	(159)	(177)
Stock-based compensation expense	(21,856)	(16,596)
Non-corporate taxes	(1,728)	(2,560)
Professional fees	(1,769)	(1,916)
Depreciation and amortization expense	(2,140)	(1,769)
Bank charges	(606)	(589)
One-time charges and other acquisition-related expenses	(546)	(620)
Other operating expenses	(3,369)	(5,273)
Income from operations	64,658	48,697
Interest and other income/(loss), net	3,076	(551)
Foreign exchange loss	(3,484)	(247)
Income before provision for/(benefit from) income taxes	$64,250	$47,899

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of March 31, 2019	As of December 31, 2018
Belarus	$50,065	$50,085
United States	14,028	13,101
Russia	11,191	9,902
Ukraine	9,435	8,433
India	6,863	7,019
Hungary	3,144	3,168
Poland	2,759	2,637
China	2,479	2,651
Other	5,841	5,650
Total	$105,805	$102,646
The table below presents information about the Company’s revenues by customer location for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
United States	$299,680	$223,683
United Kingdom	65,739	51,730
Switzerland	36,233	35,604
Netherlands	20,616	17,649
Germany	19,154	19,488
Canada	16,972	15,763
Russia	15,892	19,412
Other	47,047	40,819
Total	$521,333	$424,148

14.    SUBSEQUENT EVENTS
On April 30, 2019, the Company acquired 100% of the equity interests of a crowdtesting company, test IO GmbH, and its subsidiary. The purchase price was approximately $17,300 which was paid in cash at closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2018 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and “Part I. Item 1A. Risk Factors.” We assume no obligation to update any of these forward-looking statements.
In this quarterly report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
Executive Summary
We are a leading global provider of digital platform engineering and software development services offering specialized technological solutions to many of the world’s leading organizations.
Our customers depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technology, digital design and intelligent enterprise development. We continuously explore opportunities in new industries to expand our core industry client base in software and technology, financial services, business information and media, travel, hospitality, retail, distribution, and life sciences and healthcare. Our teams of developers, architects, consultants, strategists, engineers, designers, and product experts have the capabilities and skill sets to deliver business results.
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
Year-to-Date 2019 Developments and Trends
We began 2019 with a strong start as reflected in our results and continued execution of our strategy. For the first three months of 2019, our revenues were $521.3 million, an increase of 22.9% over $424.1 million reported for the same period of 2018. Our account management teams work to expand the scope and size of our engagements with existing customers while at the same time we grow our customer base through our business development efforts and our strategic acquisitions.
We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings. Our performance remained strong across our key verticals, with our largest vertical, Financial Services, contributing 21.7% of total revenues for the first three months of 2019.
Summary of Results of Operations
The following table presents a summary of our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	(in thousands, except per share data and percentages)
Revenues	$521,333	100.0%	$424,148	100.0%
Income from operations	$64,658	12.4%	$48,697	11.5%
Net income	$60,754	11.7%	$64,418	15.2%
Effective tax rate	5.4%		(34.5)%
Diluted earnings per share	$1.06		$1.15

The key highlights of our consolidated results for the three months ended March 31, 2019, as compared to the corresponding period of 2018, were as follows:

•
Revenues for the first quarter of 2019 were $521.3 million, or a 22.9% increase from $424.1 million reported in the same period last year. The first quarter of 2019 was negatively impacted by $14.2 million or 3.4% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Acquisitions completed during 2018, Continuum and Think, contributed $6.8 million and $3.8 million of revenues, respectively, to the total revenues for the first quarter of 2019.

•
Income from operations grew 32.8% to $64.7 million from $48.7 million during the three months ended March 31, 2019, as compared to the corresponding period in 2018. Expressed as a percentage of revenues, income from operations for the first quarter of 2019 was 12.4% compared to 11.5% in the first quarter last year. The increase as a percentage of revenues was primarily driven by an improvement in selling, general and administrative expenses as a percentage of revenues partially offset by an increase in cost of revenues as a percentage of revenues as compared to the same period last year.

•
Our effective tax rate was 5.4% in the first three months of 2019 compared to (34.5)% in the corresponding period last year. The interim benefit from income taxes in the three months ended March 31, 2018 was favorably impacted by the recognition of $24.6 million of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of its foreign subsidiaries as disregarded for U.S. income tax purposes.

•
Net income decreased 5.7% to $60.8 million for the three months ended March 31, 2019, compared to $64.4 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 11.7%, a decrease of 3.5% compared to 15.2% reported in the corresponding period of 2018. This trend is largely driven by the lower effective tax rate during the first quarter of 2018 partially offset by the improvement in income from operations as a percentage of revenues.

•	Diluted earnings per share was $1.06 for the three months ended March 31, 2019, a decrease of $0.09 compared to the corresponding period last year.

•
Cash used in operating activities was $0.2 million during the three months ended March 31, 2019 as compared to cash provided by operating activities of $7.3 million in the corresponding period last year.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Critical Accounting Policies
The discussion and analysis of our financial position and results of operations is based on our condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, impairments of long-lived assets including intangible assets, goodwill and right-of-use assets, income taxes including the valuation allowance for deferred tax assets, and stock-based compensation. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
Other than as discussed below, during the three months ended March 31, 2019, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Leases — The Company determines if an arrangement is a lease or contains a lease at inception. The Company performs an assessment and classifies the lease as either an operating lease or a financing lease at the lease commencement date with a right-of-use asset (“RoU Assets”) and a lease liability recognized in the statement of financial position under both classifications.

Lease liabilities are initially measured at the present value of lease payments not yet paid. The present value is determined by applying the readily determinable rate implicit in the lease or, if not available, the incremental borrowing rate of the lessee. The Company determines the incremental borrowing rate of the lessee on a lease-by-lease basis by developing an estimated centralized U.S. dollar borrowing rate for a fully collateralized obligation with a term similar to the lease term, and adjusts the rate to reflect the incremental risk associated with the currency in which the lease is denominated. Lease agreements of the Company may include options to extend or terminate the lease. The Company includes such options into the lease term when it is reasonably certain that the Company will exercise that option. RoU Assets are recognized based on the initial measurement of the lease liabilities plus initial direct costs less lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term. RoU Assets are subject to periodic impairment tests.
The Company has elected a practical expedient to account for lease and non-lease components together as a single lease component. In addition, the Company elected the short-term lease recognition exemption for all classes of lease assets.
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

	Three Months Ended March 31,
	2019		2018
	(in thousands, except percentages)
Revenues	$521,333	100.0%	$424,148	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	344,689	66.1%	277,634	65.5%
Selling, general and administrative expenses(2)	101,786	19.5%	89,641	21.1%
Depreciation and amortization expense	10,200	2.0%	8,176	1.9%
Income from operations	64,658	12.4%	48,697	11.5%
Interest and other income/(loss), net	3,076	0.6%	(551)	(0.1)%
Foreign exchange loss	(3,484)	(0.7)%	(247)	(0.1)%
Income before provision for/(benefit from) income taxes	64,250	12.3%	47,899	11.3%
Provision for/(benefit from) income taxes	3,496	0.6%	(16,519)	(3.9)%
Net income	$60,754	11.7%	$64,418	15.2%

Effective tax rate	5.4%		(34.5)%
Diluted earnings per share	$1.06		$1.15

(1)	Includes $12,781 and $8,289 of stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes $9,075 and $8,307 of stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.

Consolidated Results Review
Revenues
During the three months ended March 31, 2019, our total revenues grew 22.9% over the corresponding period in 2018 to $521.3 million. This growth results from our ability to retain existing customers and increase the level of services we provide to them and our ability to produce revenues from new customer relationships. Continuous diversification of our client portfolio is demonstrated by revenues from our top five, top ten and top twenty customers decreasing as a percentage of total revenues for the three months ended March 31, 2019 as compared to the same period last year. Revenues during the three months ended March 31, 2019 as compared to the corresponding period last year have been positively impacted from the acquisitions of Continuum and Think, which contributed 2.1% to our revenue growth, and negatively impacted by the fluctuations in foreign currency, which reduced our revenue growth by 3.4%.
Revenues by customer location for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	(in thousands, except percentages)
North America	$316,652	60.7%	$239,446	56.5%
Europe	173,508	33.3%	153,085	36.1%
CIS(1)	18,174	3.5%	21,780	5.1%
APAC(2)	12,999	2.5%	9,837	2.3%
Revenues	$521,333	100.0%	$424,148	100.0%

(1)	CIS includes revenues from customers in Belarus, Kazakhstan, Russia and Ukraine.

(2)	APAC, which stands for Asia Pacific, includes revenues from customers in Southeast Asia and Australia.
During the three months ended March 31, 2019, the United States continued to be our largest customer location with revenues of $299.7 million compared to $223.7 million in the first quarter of 2018, driving 34.0% growth in revenues in the North American geography. Revenues in the North American geography were negatively impacted by the reassignment of a certain customer’s revenues to the European geography as a result of a change in location where we serve that customer, along with a change in managerial responsibility for the customer relationship. Without this reassignment, revenue growth in North America would have been 37.0%.
The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and Germany, contributing $65.7 million, $36.2 million and $19.2 million, respectively, during the three months ended March 31, 2019. Revenues from customers in these three countries were $51.7 million, $35.6 million, and $19.5 million, respectively, in the corresponding period last year. Revenues in the European geography were negatively impacted by fluctuations in foreign currency exchange rates with the U.S. dollar, particularly the euro and the British pound, during the three months ended March 31, 2019 compared to the same period last year. Revenues in the European geography benefited from the reassignment of a certain customer’s revenues from North America as a result of a change in location where we serve that customer along with a change in managerial responsibility for the customer relationship. Without this reassignment, revenue growth in Europe would have been 5.9% rather than 13.3%.
During the three months ended March 31, 2019, revenues in the CIS geography included $15.9 million from customers in Russia, a decrease of $3.5 million over the corresponding period of 2018. The revenues in the CIS geography were adversely impacted by the timing of revenue recognition associated with the execution of contracts and were negatively affected by currency fluctuations, primarily Russian rubles, contributing a 12.5% decline to the year-over-year decrease of reported revenues in this geography in the first quarter of 2019 as compared to the same period last year.
During the first quarter of 2019, revenues from the customers in the APAC region increased by $3.2 million, or 32.1%, over the corresponding period of 2018.

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
During the three months ended March 31, 2019, cost of revenues (exclusive of depreciation and amortization) was $344.7 million representing an increase of 24.2% from $277.6 million in the corresponding period of 2018. The increase was primarily due to an increase in compensation costs largely driven by the 17.0% growth in the average number of production headcount during the three months ended March 31, 2019 as compared to the same period in 2018 partially offset by a 4.7% favorable impact from changing foreign currency exchange rates.
Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 66.1% and 65.5% in the first quarter of 2019 and 2018, respectively. The year-over-year increase is primarily due to an incremental $5.1 million of expense associated with the mark-to-market for cash-settled RSUs granted to our revenue generating personnel driven by the increase in our stock price.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation expense, severance, travel, legal and audit services, insurance, operating leases including lease exit costs, advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus High-Technologies Park. We expect our selling, general and administrative expenses to continue to increase in absolute terms as our business expands but generally to remain steady as a percentage of our revenues in the foreseeable future.
During the three months ended March 31, 2019, selling, general and administrative expenses were $101.8 million representing an increase of 13.5% as compared to $89.6 million in the corresponding period of 2018. The increase in selling, general and administrative expenses was primarily driven by a $9.3 million increase in personnel-related costs including stock-based compensation, talent acquisition and development expenses and a $5.3 million increase in facilities and infrastructure related expenses to support our growth.
Expressed as a percentage of revenue, selling, general and administrative expenses decreased 1.6% to 19.5% for the three months ended March 31, 2019 as compared to the same period from the prior year primarily due to the slower growth in selling, general and administrative expenses as compared to the growth in revenues in the period.
Depreciation and Amortization Expense
During the three months ended March 31, 2019, depreciation and amortization expense was $10.2 million as compared to $8.2 million in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees and amortization of acquired intangible assets, all of which have finite useful lives. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent during the three months ended March 31, 2019 as compared to the corresponding period of 2018.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and employee housing loans, gains and losses from certain financial instruments, interest expense related to our revolving credit facility and changes in the fair value of contingent consideration. There were no material changes in interest and other income, net during the three months ended March 31, 2019 as compared to the same period in 2018.

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
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our effective tax rate was 5.4% for the three months ended March 31, 2019, and (34.5)% for the three months ended March 31, 2018.
Our effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $11,513 and $4,690 during the three months ended March 31, 2019 and 2018, respectively
The interim benefit from income taxes in the three months ended March 31, 2018 was favorably impacted by the recognition of $24,634 of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of our foreign subsidiaries as disregarded for U.S. income tax purposes. This was partially offset by a provisional $2,157 increase in income taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax imposed by the Tax Cuts and Jobs Act (“U.S. Tax Act”).
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

Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Segment revenues:
North America	$310,689	$231,196
Europe	194,223	173,343
Russia	16,580	19,786
Total segment revenues	$521,492	$424,325
Segment operating profit:
North America	$64,457	$43,960
Europe	31,785	28,890
Russia	589	5,347
Total segment operating profit	$96,831	$78,197
North America Segment
During the three months ended March 31, 2019, revenues for the North America segment increased $79.5 million, or 34.4%, compared to the same period last year and segment operating profits increased $20.5 million, or 46.6%, compared to the same period last year. Revenues were negatively impacted by the reassignment of a certain customer to the Europe segment from the North America segment as a result of a change in managerial responsibility. Without this reassignment, North America segment growth would have been 39.3%. During the three months ended March 31, 2019, revenues from our North America segment were 59.6% of total segment revenues, an increase from 54.5% reported in the corresponding period of 2018.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$79,121	$60,564	$18,557	30.6%
Business Information & Media	62,361	57,337	5,024	8.8%
Life Sciences & Healthcare	50,156	27,467	22,689	82.6%
Travel & Consumer	47,000	40,687	6,313	15.5%
Financial Services	38,394	21,956	16,438	74.9%
Emerging Verticals	33,657	23,185	10,472	45.2%
Revenues	$310,689	$231,196	$79,493	34.4%
Software & Hi-Tech remained the largest industry vertical in the North America segment during the first quarter of 2019. It grew 30.6% during the three months ended March 31, 2019, as compared to the corresponding periods from the prior year, which was a result of the continued focus on working with our technology customers. The revenues from the Life Sciences & Healthcare, Financial Services and Emerging Verticals each grew in excess of 45% during the three months ended March 31, 2019 compared to the same period in the prior year. The revenues from Business Information & Media grew 8.8% as compared to the corresponding period from the prior year and were adversely impacted by the reassignment of a certain customer to the Europe segment. Without this reassignment, the Business Information & Media vertical would have grown 28.6%.
The North America segment’s operating profit margin increased to 20.7% during the first quarter of 2018 from 19.0% in the first quarter of 2018. This increase reflects the impact from depreciation of foreign currencies in which our global delivery centers operate.

Europe Segment
During the three months ended March 31, 2019, Europe’s segment revenues were $194.2 million, representing an increase of $20.9 million, or 12.0%, from the same period last year. Revenues were negatively impacted by changes in foreign currency exchange rates during the first quarter of 2019. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2018, we would have reported revenue growth of 17.8%. Revenues benefited from the reassignment of a certain customer to the Europe segment from the North America segment as a result of a change in managerial responsibility. Without this reassignment, Europe segment growth would have been 5.5%. Europe’s segment revenues accounted for 37.2% and 40.9% of total segment revenues during the three months ended March 31, 2019 and 2018, respectively.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$61,988	$65,818	$(3,830)	(5.8)%
Travel & Consumer	55,202	49,454	5,748	11.6%
Software & Hi-Tech	20,370	20,294	76	0.4%
Business Information & Media	32,536	18,870	13,666	72.4%
Life Sciences & Healthcare	4,556	4,823	(267)	(5.5)%
Emerging Verticals	19,571	14,084	5,487	39.0%
Revenues	$194,223	$173,343	$20,880	12.0%
The Europe segment benefited from strong growth of the Business Information & Media vertical of 72.4% during the three months ended March 31, 2019, as compared to corresponding periods of 2018. This is primarily due to the reassignment of a certain customer to the Europe segment from the North America segment as a result of a change in managerial responsibility. Without this reassignment, Business Information & Media growth would have been 12.0%. Financial Services remained the largest industry vertical in the Europe segment during the three months ended March 31, 2019. Revenues in Financial Services decreased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to depreciation of the euro and British pound. During the first quarter of 2019 compared to the first quarter of 2018, the segment’s operating profit increased $2.9 million, or 10.0%, to $31.8 million.
Russia Segment
During the three months ended March 31, 2019, revenues from our Russia segment accounted for 3.2% of total segment revenues, and segment revenues decreased $3.2 million, or 16.2%, as compared to the corresponding period last year. Russia segment revenues were adversely impacted by the timing of revenue recognition associated with the execution of contracts.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$13,032	$16,225	$(3,193)	(19.7)%
Travel & Consumer	2,124	1,673	451	27.0%
Software & Hi-Tech	440	764	(324)	(42.4)%
Business Information & Media	140	—	140	100.0%
Life Sciences & Healthcare	62	—	62	100.0%
Emerging Verticals	782	1,124	(342)	(30.4)%
Revenues	$16,580	$19,786	$(3,206)	(16.2)%

During the three months ended March 31, 2019, operating profit of the Russia segment was $0.6 million, representing a decrease of $4.8 million, or 89.0%, as compared to the corresponding period last year. Currency fluctuations of the Russian ruble typically impact the results in the Russia segment. Ongoing economic and geo-political uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenues and operating profits in this geography. We continue to monitor geo-political forces, economic and trade sanctions, and other issues involving this region.
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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of March 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $762.5 million and $274.6 million of available borrowings under our revolving credit facility.
We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2019, the total amount of cash held in these countries was $205.4 million and of this amount, $147.8 million was located in Belarus.
As of March 31, 2019, we had $274.6 million available for borrowing under our revolving credit facility and our outstanding debt of $25.0 million represents the minimal required borrowing to keep the credit facility active. As of March 31, 2019, we were in compliance with all covenants specified under the credit facility and anticipate being in compliance for the foreseeable future. See Note 7 “Long-Term Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our long-term debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash (used in)/provided by operating activities	$(202)	$7,330
Net cash used in investing activities	(18,560)	(60,164)
Net cash provided by financing activities	10,181	4,016
Effect of exchange rate changes on cash, cash equivalents and restricted cash	548	3,040
Net decrease in cash, cash equivalents and restricted cash	(8,033)	(45,778)
Cash, cash equivalents and restricted cash, beginning of period	771,711	582,855
Cash, cash equivalents and restricted cash, end of period	$763,678	$537,077

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2019 was $0.2 million compared to $7.3 million provided by operating activities in the corresponding period of 2018. Cash flows from operating activities in the first quarter are impacted by annual payments of variable compensation related to the prior performance year.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2019 was $18.6 million compared to $60.2 million used in the same period in 2018. During the first three months of 2019, the cash used in investing activities was primarily attributable to capital expenditures, which increased by $2.7 million compared to the same period last year. During the first three months of 2018, cash used in investing activities was primarily related to the $50.3 million acquisition of Continuum.
Financing Activities
Net cash provided by financing activities was $10.2 million in the first three months of 2019 compared to $4.0 million in the same period of 2018. During the first three months of 2019, net cash received from the exercises of stock options issued under our long-term incentive plans was $11.4 million, an increase of $3.8 million from the $7.6 million received during the same period last year.
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
There have been no material changes with respect to the contractual obligations disclosed in “Part II. Item 7. Contractual Obligations and Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Commitments and Arrangements
We do not have any material obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 7 “Long-Term Debt” and Note 11 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities where we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
Recent Accounting Pronouncements
See Note 1 “Business and Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for additional information.

Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this quarterly report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
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
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk and we do not anticipate non-performance by the counterparties. We have cash in banks in countries such as Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2019, $205.4 million of total cash was kept in banks in these countries, of which $147.8 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for short-term operational needs and cash balances in those banks move with the needs of those entities.
Accounts receivable and unbilled revenues are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited. There were no customers individually exceeding 10% of our accounts receivable, unbilled revenues or total revenues as of March 31, 2019 and 2018.
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

Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs, Canadian dollars and Russian rubles. Other than U.S. dollars, we incur expenditures principally in Russian rubles, Hungarian forints, Polish zlotys, British pounds, Swiss francs, euros, Indian rupees and Chinese yuan renminbi. As a result, currency fluctuations, specifically the depreciation of the euro, British pound, and Canadian dollar and the appreciation of Russian rubles, Hungarian forints, Polish zlotys, Chinese yuan renminbi and Indian rupees relative to the U.S. dollar, could negatively impact our results of operations.
During the quarter ended March 31, 2019, foreign exchange loss was $3.5 million compared to a loss of $0.2 million reported in the corresponding period last year.
During the quarter ended March 31, 2019, approximately 33.0% of consolidated revenues and 45.0% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of March 31, 2019, the net unrealized gain from these hedges was $0.7 million.
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
During the first quarter of 2019, we reported revenue growth of 22.9% over the first quarter of 2018. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2018, we would have reported revenue growth of 26.3%. The revenues have been mainly impacted from the depreciation of the euro, British pound and Russian ruble relative to the U.S. dollar. During the first quarter of 2019, we reported a net income decrease of 5.7% over the first quarter of 2018. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2018, we would have reported a net income decrease of 9.3%. Net income has been most positively impacted by depreciation of the Russian ruble, Hungarian forint and Polish zlotys relative to the U.S. dollar partially offset by the depreciation of the euro and British pound relative to the U.S. dollar.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding, nor are we aware of any material legal or governmental proceedings pending or contemplated to be brought against us.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1†	Form of Senior Management Restricted Stock Unit Award Agreement (under the EPAM Systems, Inc. 2015 Long Term Incentive Plan)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2019

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)