Form 10-Q
period 2019-06-30
EPAM Systems, Inc.
filed 2019-08-08
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number: 001-35418

EPAM SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware		22-3536104
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

41 University Drive	Suite 202	18940
Newtown	Pennsylvania
(Address of principal executive offices)		(Zip code)
267-759-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	EPAM	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2019
Common Stock, par value $0.001 per share	54,850,289 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	As of June 30, 2019	As of December 31, 2018
Assets
Current assets
Cash and cash equivalents	$777,365	$770,560
Accounts receivable, net of allowance of $1,882 and $1,557, respectively	343,864	297,685
Unbilled revenues	135,786	104,652
Prepaid expenses and other current assets	28,808	26,171
Total current assets	1,285,823	1,199,068
Property and equipment, net	111,175	102,646
Operating lease right-of-use assets	210,447	—
Intangible assets, net	53,821	57,065
Goodwill	179,214	166,832
Deferred tax assets	69,734	69,983
Other noncurrent assets	21,237	16,208
Total assets	$1,931,451	$1,611,802

Liabilities
Current liabilities
Accounts payable	$6,043	$7,444
Accrued expenses and other current liabilities	96,026	127,937
Due to employees	64,032	49,683
Deferred compensation due to employees	7,928	9,920
Taxes payable, current	50,156	67,845
Operating lease liabilities, current	48,429	—
Total current liabilities	272,614	262,829
Long-term debt	25,000	25,031
Taxes payable, noncurrent	43,650	43,685
Operating lease liabilities, noncurrent	158,137	—
Other noncurrent liabilities	9,803	17,661
Total liabilities	509,204	349,206
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 54,799,024 and 54,099,927 shares issued, 54,779,289 and 54,080,192 shares outstanding at June 30, 2019 and December 31, 2018, respectively	55	54
Additional paid-in capital	574,619	544,700
Retained earnings	879,064	759,533
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(31,314)	(41,514)
Total stockholders’ equity	1,422,247	1,262,596
Total liabilities and stockholders’ equity	$1,931,451	$1,611,802

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$551,587	$445,647	$1,072,920	$869,795
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	355,915	289,175	700,604	566,809
Selling, general and administrative expenses	111,762	93,273	213,548	182,914
Depreciation and amortization expense	11,028	8,962	21,228	17,138
Income from operations	72,882	54,237	137,540	102,934
Interest and other income, net	1,190	1,052	4,266	501
Foreign exchange (loss)/gain	(3,562)	1,830	(7,046)	1,583
Income before provision for/(benefit from) income taxes	70,510	57,119	134,760	105,018
Provision for/(benefit from) income taxes	11,733	6,864	15,229	(9,655)
Net income	$58,777	$50,255	$119,531	$114,673
Foreign currency translation adjustments, net of tax	2,620	(15,834)	5,563	(12,525)
Unrealized gain/(loss) on cash-flow hedging instruments, net of tax	1,537	(2,076)	4,637	(2,007)
Comprehensive income	$62,934	$32,345	$129,731	$100,141

Net income per share:
Basic	$1.07	$0.94	$2.19	$2.15
Diluted	$1.02	$0.89	$2.08	$2.03
Shares used in calculation of net income per share:
Basic	54,681,959	53,517,124	54,464,753	53,299,038
Diluted	57,614,284	56,587,009	57,426,563	56,414,986

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2019	54,080,192	$54	$544,700	$759,533	19,735	$(177)	$(41,514)	$1,262,596
Restricted stock units vested	242,414	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(81,562)	—	(13,483)	—	—	—	—	(13,483)
Stock-based compensation expense	—	—	10,425	—	—	—	—	10,425
Proceeds from stock option exercises	323,464	—	11,890	—	—	—	—	11,890
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2,943	2,943
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	3,100	3,100
Net income	—	—	—	60,754	—	—	—	60,754
Balance, March 31, 2019	54,564,508	$54	$553,532	$820,287	19,735	$(177)	$(35,471)	$1,338,225
Restricted stock units vested	11,757	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(2,084)	—	(363)	—	—	—	—	(363)
Stock-based compensation expense	—	—	10,867	—	—	—	—	10,867
Proceeds from stock option exercises	205,108	1	10,583	—	—	—	—	10,584
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2,620	2,620
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	1,537	1,537
Net income	—	—	—	58,777	—	—	—	58,777
Balance, June 30, 2019	54,779,289	$55	$574,619	$879,064	19,735	$(177)	$(31,314)	$1,422,247

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2018	52,983,685	$53	$473,874	$518,820	19,735	$(177)	$(17,623)	$974,947
Restricted stock units vested	186,327	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(61,950)	—	(6,986)	—	—	—	—	(6,986)
Stock-based compensation expense	—	—	11,485	—	—	—	—	11,485
Proceeds from stock option exercises	198,936	—	7,649	—	—	—	—	7,649
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	3,309	3,309
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	69	69
Cumulative effect of adoption of ASU 2014-09	—	—	—	457	—	—	—	457
Net income	—	—	—	64,418	—	—	—	64,418
Balance, March 31, 2018	53,306,998	$53	$486,022	$583,695	19,735	$(177)	$(14,245)	$1,055,348
Restricted stock units vested	12,348	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(1,942)	—	(224)	—	—	—	—	(224)
Stock-based compensation expense	—	—	10,686	—	—	—	—	10,686
Proceeds from stock option exercises	367,863	1	14,647	—	—	—	—	14,648
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(15,834)	(15,834)
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	(2,076)	(2,076)
Net income	—	—	—	50,255	—	—	—	50,255
Balance, June 30, 2018	53,685,267	$54	$511,131	$633,950	19,735	$(177)	$(32,155)	$1,112,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$119,531	$114,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,228	17,138
Operating lease right-of-use assets amortization expense	25,732	—
Bad debt expense	167	1,529
Deferred taxes	(1,193)	(27,581)
Stock-based compensation expense	37,553	31,406
Other	3,938	(2,099)
Changes in assets and liabilities:
Accounts receivable	(44,582)	(15,051)
Unbilled revenues	(30,750)	(35,334)
Prepaid expenses and other assets	1,690	(4,495)
Accounts payable	(2,069)	1,008
Accrued expenses and other liabilities	(34,420)	(15,861)
Operating lease liabilities	(25,705)	—
Due to employees	(4,781)	1,351
Taxes payable	(22,512)	105
Net cash provided by operating activities	43,827	66,789
Cash flows from investing activities:
Purchases of property and equipment	(25,025)	(19,303)
Acquisition of businesses, net of cash acquired (Note 2)	(16,240)	(50,264)
Other investing activities, net	(6,180)	1,253
Net cash used in investing activities	(47,445)	(68,314)
Cash flows from financing activities:
Proceeds from stock option exercises	22,415	22,368
Payments of withholding taxes related to net share settlements of restricted stock units	(13,084)	(6,696)
Repayment of debt	(6)	(3,478)
Acquisition of businesses, contingent consideration	(1,104)	—
Other financing activities, net	(13)	(603)
Net cash provided by financing activities	8,208	11,591
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,248	(7,645)
Net increase in cash, cash equivalents and restricted cash	6,838	2,421
Cash, cash equivalents and restricted cash, beginning of period	771,711	582,855
Cash, cash equivalents and restricted cash, end of period	$778,549	$585,276

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of June 30, 2019	As of December 31, 2018
Balance sheet classification
Cash and cash equivalents	$777,365	$770,560
Restricted cash in Prepaid expenses and other current assets	14	14
Restricted cash in Other noncurrent assets	1,170	1,137
Total restricted cash	1,184	1,151
Total cash, cash equivalents and restricted cash	$778,549	$771,711

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading global provider of digital platform engineering and software development services to customers located around the world, primarily in North America, Europe, Asia and Australia. The Company’s industry expertise includes financial services, travel and consumer, software and hi-tech, business information and media, life sciences and healthcare, as well as other emerging industries. The Company is incorporated in Delaware with headquarters in Newtown, PA.
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
Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842”). The standard supersedes previously existing lease guidance (“Topic 840”) and requires entities to recognize all leases, with the exception of leases with a term of twelve months or less, on the balance sheet as right-of-use assets (“RoU Assets”) and lease liabilities. The guidance also changes disclosure requirements with a focus on providing information that will enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
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
Lease liabilities are initially measured at the present value of lease payments not yet paid. The present value is determined by applying the readily determinable rate implicit in the lease or, if not available, the incremental borrowing rate of the lessee. The Company determines the incremental borrowing rate of the lessee on a lease-by-lease basis by developing an estimated centralized U.S. dollar borrowing rate for a fully collateralized obligation with a term similar to the lease term, and adjusts the rate to reflect the incremental risk associated with the currency in which the lease is denominated. Lease agreements of the Company may include options to extend or terminate the lease and the Company includes such options in the lease term when it is reasonably certain that the Company will exercise that option. RoU Assets are recognized based on the initial measurement of the lease liabilities plus initial direct costs less lease incentives and, according to the guidance for long-lived assets, RoU Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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
Measurement of Credit Losses on Financial Instruments — Effective January 1, 2020, the Company will be required to adopt the amended guidance of FASB ASC Topic 326, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (with early adoption permitted effective January 1, 2019.) The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. Entities are required to adopt the standard using a modified-retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements and will adopt the standard on January 1, 2020.

2.	ACQUISITIONS
Continuum — On March 15, 2018, the Company acquired all of the outstanding equity of Continuum Innovation LLC together with its subsidiaries (“Continuum”) to enhance the Company’s consulting capabilities as well as its digital and service design practices. Continuum, headquartered in Boston with offices located in Milan, Seoul, and Shanghai, focuses on four practices including strategy, physical and digital design, technology and its Made Real Lab. The acquisition of Continuum added approximately 125 design consultants to the Company’s headcount. In connection with the Continuum acquisition, the Company paid $52,515 of cash and committed to making a cash earnout payment with a maximum amount payable of $3,135, subject to attainment of specified performance targets in the 12 months after the acquisition date.
Think — On November 1, 2018, the Company acquired all of the equity interests of Think Limited (“Think”), a digital transformation agency headquartered in London, UK. This acquisition was intended to strengthen EPAM’s digital and organizational consulting capabilities in the UK and Western European markets and enhance the Company’s global product and design offerings. In connection with the Think acquisition, the Company paid $26,254 of cash and committed to making a cash earnout payment with a maximum amount payable of $8,156, subject to attainment of specified performance targets in the 12 months after the acquisition date.
test IO — On April 30, 2019, the Company acquired 100% of the equity interests of a crowdtesting company, test IO GmbH, and its subsidiary (“test IO”). In connection with the test IO acquisition, the Company paid $17,204 of cash.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition and updated for any changes as of June 30, 2019 for each respective acquisition:

	Continuum	Think	test IO
	As of March 15, 2018	As of November 1, 2018	As of April 30, 2019
Cash and cash equivalents	$2,251	$2,344	$968
Accounts receivable	6,676	2,259	727
Unbilled revenues	2,463	284	—
Prepaid expenses and other current assets	936	609	96
Goodwill	26,617	22,482	11,883
Intangible assets	14,450	6,882	6,364
Property and equipment and other noncurrent assets	8,902	642	154
Total assets acquired	$62,295	$35,502	$20,192
Accounts payable, accrued expenses and other current liabilities	$2,745	$2,205	$1,251
Due to employees	1,001	13	7
Long-term debt	3,220	—	—
Other noncurrent liabilities	490	1,040	1,730
Total liabilities assumed	$7,456	$3,258	$2,988
Net assets acquired	$54,839	$32,244	$17,204
During 2018, the Company adjusted initially recognized intangible assets acquired with Continuum and their useful lives as well as recognized an additional intangible asset in the form of a favorable lease, removed a noncurrent liability associated with an initially recognized unfavorable lease and revised the initial fair value of contingent consideration. The Company also finalized a working capital adjustment that resulted in cash collection in the amount of $76 reducing the original amount of the net assets acquired. These adjustments resulted in a corresponding decrease to the originally recognized value of acquired goodwill. During the first quarter of 2019, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Continuum and no additional adjustments were recorded.
For the acquisitions of Think and test IO, estimated fair values of the assets acquired and liabilities assumed remain provisional and based on the information that was available as of the acquisition dates. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition dates. During the six months ended June 30, 2019, there were no adjustments recorded related to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition of Think.
As of June 30, 2019, the following table presents the estimated fair values and useful lives of intangible assets acquired from Continuum, Think and test IO:

	Continuum		Think		test IO
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	6.5	$5,800	7	$6,117	3	$2,121
Favorable lease	11.2	5,500	—	—	—	—
Software	—	—	—	—	5	4,243
Contract royalties	8	1,900	—	—	—	—
Trade names	5	1,250	5	765	—	—
Total		$14,450		$6,882		$6,364
In connection with the adoption of Topic 842, effective January 1, 2019, the Company reclassified the favorable lease intangible asset to Operating lease right-of-use assets.

The goodwill recognized as a result of the acquisitions is attributable primarily to strategic and synergistic opportunities related to the consulting and design businesses, the assembled workforces acquired and other factors. The goodwill acquired as a result of the Continuum acquisition is expected to be deductible for income tax purposes while the goodwill acquired as a result of the Think and test IO acquisitions is not expected to be deductible for income tax purposes.
Revenues generated by test IO, acquired on April 30, 2019, totaled $914 during both the three and six months ended June 30, 2019.
Pro forma results of operations have not been presented because the effect of the acquisitions on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.

3.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2019	$103,542	$63,290	$166,832
test IO acquisition	3,177	8,706	11,883
Effect of net foreign currency exchange rate changes	162	337	499
Balance as of June 30, 2019	$106,881	$72,333	$179,214

There were no accumulated impairment losses in the North America or Europe reportable segments as of June 30, 2019 or December 31, 2018.

4.	FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$2,689	$—	$2,689	$—
Total assets measured at fair value on a recurring basis	$2,689	$—	$2,689	$—

Contingent consideration	$7,720	$—	$—	$7,720
Total liabilities measured at fair value on a recurring basis	$7,720	$—	$—	$7,720

	As of December 31, 2018
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$181	$—	$181	$—
Total assets measured at fair value on a recurring basis	$181	$—	$181	$—

Foreign exchange derivative liabilities	$3,475	$—	$3,475	$—
Contingent consideration	7,468	—	—	7,468
Total liabilities measured at fair value on a recurring basis	$10,943	$—	$3,475	$7,468

The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 5 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.

The fair value of the contingent consideration is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired business using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreement and adjusted those estimates to reflect the probability of their achievement. Those estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s consolidated statement of income and comprehensive income.
In connection with the Continuum acquisition, the Company committed to making a cash earnout payment subject to attainment of specified performance targets in the 12 months after the acquisition date. As of the acquisition date, the Company recorded a $2,400 contingent consideration liability related to this earnout payment and, subsequently, reduced this liability by $900 during the third quarter of 2018 and $396 during the second quarter of 2019 due to the change in its fair value. The Company extinguished the earnout obligation during the second quarter of 2019 by paying $1,104 in cash. In connection with the Think acquisition, the Company committed to making a cash earnout payment subject to attainment of specified performance targets in the 12 months after the acquisition date. As of the acquisition date, the Company recorded a $5,990 contingent consideration liability related to this earnout payment as contingent consideration and, subsequently, increased its fair value by $1,752 during the second quarter of 2019 due to the change in its fair value. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contractual contingent liabilities using significant unobservable inputs for the six months ended June 30, 2019 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2019	$7,468
Payment of contingent consideration	(1,104)
Changes in fair value of contingent consideration included in Interest and other income, net	1,356
Contingent consideration liabilities as of June 30, 2019	$7,720

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Estimates of fair value of financial instruments not carried at fair value on a recurring basis on the Company’s consolidated balance sheets are generally subjective in nature, and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The generally short maturities of certain assets and liabilities result in a number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s consolidated balance sheets. The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Financial Assets:
Cash and cash equivalents	$777,365	$777,365	$777,365	$—	$—
Restricted cash	$1,184	$1,184	$1,184	$—	$—
Employee loans	$2,884	$2,884	$—	$—	$2,884
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,017	$25,017	$—	$25,017	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets:
Cash and cash equivalents	$770,560	$770,560	$770,560	$—	$—
Restricted cash	$1,151	$1,151	$1,151	$—	$—
Employee loans	$3,525	$3,525	$—	$—	$3,525
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,020	$25,020	$—	$25,020	$—

The fair value amounts for Cash and cash equivalents approximate carrying amounts due to the short maturities of these instruments. The fair value of Borrowings under the 2017 Credit Facility was estimated based on the current rates offered to us for debt of similar maturities.

5.	DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of June 30, 2019, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s consolidated balance sheets as of June 30, 2019 and December 31, 2018 were as follows:

		As of June 30, 2019		As of December 31, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$2,689		$181
	Accrued expenses and other current liabilities		$—		$3,475

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

The changes in the fair value of foreign currency derivative instruments in our unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign exchange forward contracts - Designated as hedging instruments:
Change in fair value recognized in accumulated other comprehensive loss	$1,984	$(2,696)	$5,983	$(2,606)
Net gain/(loss) reclassified from accumulated other comprehensive loss into cost of revenues (exclusive of depreciation and amortization)	$342	$(937)	$(110)	$(937)
Foreign exchange forward contracts - Not designated as hedging instruments:
Net gain recognized in foreign exchange (loss)/gain	$—	$—	$—	$44

6. LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. The Company leases office space in order to minimize risks associated with ownership such as fluctuations in real estate prices. The leasing of corporate apartments is used to minimize costs associated with business trips of Company personnel. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the RoU Assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company subleases a portion of its office space to third parties. The Company leases office equipment for those assets requiring extensive support including maintenance, repairs and replacement of obsolete parts. The Company leases vehicles in certain locations primarily as an employee benefit.
The Company’s leases have remaining lease terms ranging from 1 day to 11.9 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option.
During the three and six months ended June 30, 2019, the components of lease expense were as follows:

	Income Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Selling, general and administrative expenses	$15,196	$28,915
Variable lease cost	Selling, general and administrative expenses	1,999	4,096
Short-term lease cost	Selling, general and administrative expenses	1,006	1,904
Sublease income	Interest and other income, net	(477)	(932)
Total lease cost		$17,724	$33,983

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,105	$28,801
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$40,722	$53,547
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$8,324	$3,150
Operating lease liabilities	$8,358	$3,252

Weighted average remaining lease term and discount rate as of June 30, 2019 is as follows:

As of June 30, 2019
Weighted average remaining lease term, in years:
Operating leases	6.2
Weighted average discount rate:
Operating leases	3.6%

As of June 30, 2019, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2019 (excluding six months ended June 30, 2019)	$29,047
2020	49,610
2021	41,267
2022	26,122
2023	19,659
Thereafter	64,305
Total lease payments	230,010
Less: imputed interest	(23,444)
Total	$206,566

There were no lease agreements that contained material restrictive covenants or material residual value guarantees as of June 30, 2019. There were no lease agreements signed with related parties as of June 30, 2019.
As of June 30, 2019, the Company had committed to payments of $65,266 related to operating lease agreements that had not yet commenced. These operating leases will commence during various dates during 2019 through 2020 with lease terms ranging from 1.0 to 11.6 years. The Company did not have any material finance lease agreements that had not yet commenced.

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
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of June 30, 2019, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of June 30, 2019, the Company was in compliance with all covenants contained in the 2017 Credit Facility.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of June 30, 2019	As of December 31, 2018
Outstanding debt	$25,000	$25,000
Interest rate	3.4%	3.5%
Irrevocable standby letters of credit	$379	$382
Available borrowing capacity	$274,621	$274,618
Current maximum borrowing capacity	$300,000	$300,000

8.	REVENUES
Disaggregation of Revenues
The Company’s revenues are sourced from four geographic markets: North America, Europe, CIS and APAC. CIS includes revenues from customers in Belarus, Kazakhstan, Russia and Ukraine, and APAC, which stands for Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia. The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$323,221	$11,553	$16	$334,790	$(2)	$334,788
Europe	5,233	172,099	99	177,431	(86)	177,345
CIS	2,005	—	23,086	25,091	—	25,091
APAC	580	13,800	—	14,380	(17)	14,363
Revenues	$331,039	$197,452	$23,201	$551,692	$(105)	$551,587

	Six Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$626,966	$24,444	$32	$651,442	$(2)	$651,440
Europe	9,980	340,866	240	351,086	(233)	350,853
CIS	3,744	13	39,509	43,266	(1)	43,265
APAC	1,038	26,352	—	27,390	(28)	27,362
Revenues	$641,728	$391,675	$39,781	$1,073,184	$(264)	$1,072,920

	Three Months Ended June 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$250,273	$14,177	$14	$264,464	$(13)	$264,451
Europe	3,086	146,998	—	150,084	(280)	149,804
CIS	2,089	28	17,294	19,411	—	19,411
APAC	1,655	10,292	72	12,019	(38)	11,981
Revenues	$257,103	$171,495	$17,380	$445,978	$(331)	$445,647

	Six Months Ended June 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$476,343	$27,538	$29	$503,910	$(13)	$503,897
Europe	5,826	297,478	42	303,346	(457)	302,889
CIS	4,092	91	37,008	41,191	—	41,191
APAC	2,038	19,731	87	21,856	(38)	21,818
Revenues	$488,299	$344,838	$37,166	$870,303	$(508)	$869,795

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$43,531	$58,966	$18,009	$120,506	$(101)	$120,405
Travel & Consumer	48,178	56,175	2,761	107,114	—	107,114
Software & Hi-Tech	85,600	19,442	478	105,520	(2)	105,518
Business Information & Media	62,340	35,692	104	98,136	(1)	98,135
Life Sciences & Healthcare	54,287	4,907	4	59,198	—	59,198
Emerging Verticals	37,103	22,270	1,845	61,218	(1)	61,217
Revenues	$331,039	$197,452	$23,201	$551,692	$(105)	$551,587

	Six Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$81,925	$120,954	$31,041	$233,920	$(254)	$233,666
Travel & Consumer	95,178	111,377	4,885	211,440	—	211,440
Software & Hi-Tech	164,721	39,812	918	205,451	(2)	205,449
Business Information & Media	124,701	68,228	244	193,173	(6)	193,167
Life Sciences & Healthcare	104,443	9,463	66	113,972	—	113,972
Emerging Verticals	70,760	41,841	2,627	115,228	(2)	115,226
Revenues	$641,728	$391,675	$39,781	$1,073,184	$(264)	$1,072,920

	Three Months Ended June 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$26,732	$62,496	$14,091	$103,319	$(331)	$102,988
Travel & Consumer	47,104	52,120	1,792	101,016	—	101,016
Software & Hi-Tech	64,536	19,857	624	85,017	—	85,017
Business Information & Media	59,532	18,117	—	77,649	—	77,649
Life Sciences & Healthcare	32,876	5,649	—	38,525	—	38,525
Emerging Verticals	26,323	13,256	873	40,452	—	40,452
Revenues	$257,103	$171,495	$17,380	$445,978	$(331)	$445,647

	Six Months Ended June 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$48,688	$128,314	$30,316	$207,318	$(508)	$206,810
Travel & Consumer	87,791	101,574	3,465	192,830	—	192,830
Software & Hi-Tech	125,100	40,151	1,388	166,639	—	166,639
Business Information & Media	116,869	36,987	—	153,856	—	153,856
Life Sciences & Healthcare	60,343	10,472	—	70,815	—	70,815
Emerging Verticals	49,508	27,340	1,997	78,845	—	78,845
Revenues	$488,299	$344,838	$37,166	$870,303	$(508)	$869,795

The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$300,326	$167,581	$12,047	$479,954	$—	$479,954
Fixed-price	29,681	29,204	10,943	69,828	—	69,828
Licensing	624	142	196	962	—	962
Other revenues	408	525	15	948	(105)	843
Revenues	$331,039	$197,452	$23,201	$551,692	$(105)	$551,587

	Six Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$585,051	$335,794	$23,319	$944,164	$—	$944,164
Fixed-price	54,421	54,450	16,230	125,101	—	125,101
Licensing	1,460	540	202	2,202	—	2,202
Other revenues	796	891	30	1,717	(264)	1,453
Revenues	$641,728	$391,675	$39,781	$1,073,184	$(264)	$1,072,920

	Three Months Ended June 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$233,747	$156,637	$9,765	$400,149	$—	$400,149
Fixed-price	22,483	14,081	7,607	44,171	—	44,171
Licensing	638	327	1	966	—	966
Other revenues	235	450	7	692	(331)	361
Revenues	$257,103	$171,495	$17,380	$445,978	$(331)	$445,647

	Six Months Ended June 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$448,063	$316,103	$19,861	$784,027	$—	$784,027
Fixed-price	38,475	27,034	17,279	82,788	—	82,788
Licensing	1,300	946	11	2,257	—	2,257
Other revenues	461	755	15	1,231	(508)	723
Revenues	$488,299	$344,838	$37,166	$870,303	$(508)	$869,795

Timing of Revenue Recognition
The following tables present the timing of revenue recognition for the periods indicated:

	Three Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$220	$197	$—	$417	$(105)	$312
Transferred over time	330,819	197,255	23,201	551,275	—	551,275
Revenues	$331,039	$197,452	$23,201	$551,692	$(105)	$551,587

	Six Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$624	$402	$1	$1,027	$(264)	$763
Transferred over time	641,104	391,273	39,780	1,072,157	—	1,072,157
Revenues	$641,728	$391,675	$39,781	$1,073,184	$(264)	$1,072,920

	Three Months Ended June 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$294	$634	$—	$928	$(331)	$597
Transferred over time	256,809	170,861	17,380	445,050	—	445,050
Revenues	$257,103	$171,495	$17,380	$445,978	$(331)	$445,647

	Six Months Ended June 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$638	$1,062	$10	$1,710	$(508)	$1,202
Transferred over time	487,661	343,776	37,156	868,593	—	868,593
Revenues	$488,299	$344,838	$37,166	$870,303	$(508)	$869,795

During the three and six months ended June 30, 2019 the Company recognized $7,693 and $4,119 of revenues, respectively, from performance obligations satisfied in previous periods compared to $5,452 and $6,618 during the three and six months ended June 30, 2018, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of June 30, 2019. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$10,534	$4,104	$217	$—	$14,855

The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of June 30, 2019	As of December 31, 2018
Contract assets included in Unbilled revenues	$23,381	$13,522
Contract liabilities included in Accrued expenses and other current liabilities	$6,321	$4,558
Contract liabilities included in Other noncurrent liabilities	$3	$224

Contract assets included in Unbilled revenues are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. The Company recognizes an impairment loss when the contract carrying amount is greater than the remaining consideration expected less the remaining costs of providing services. Contract assets have increased from December 31, 2018 primarily due to new contracts entered into in 2019 where the Company’s right to bill is contingent upon achievement of contractual milestones.
Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased from December 31, 2018 primarily due to the seasonal nature of customer prepayments and the acquisition of test IO on April 30, 2019. During the three and six months ended June 30, 2019, the Company recognized $610 and $3,661, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2018.

9.	STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income and comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues (exclusive of depreciation and amortization)	$7,480	$7,054	$20,261	$15,343
Selling, general and administrative expenses	8,217	7,756	17,292	16,063
Total	$15,697	$14,810	$37,553	$31,406

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2019	4,082,944	$44.54
Options granted	131,849	$169.13
Options modified	17,871	$163.55
Options exercised	(528,572)	$42.52
Options forfeited/cancelled	(2,624)	$61.38
Options outstanding at June 30, 2019	3,701,468	$49.83	$456,287	5.2

Options vested and exercisable at June 30, 2019	3,232,985	$40.60	$428,366	4.7
Options expected to vest at June 30, 2019	435,976	$112.48	$26,427	8.4

As of June 30, 2019, $15,264 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2019.

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2019	793	$63.10	797,903	$92.13	302,967	$83.99
Awards granted	—	$—	274,381	$169.93	48,632	$169.13
Awards modified	—	$—	6,897	$170.74	668	$168.36
Awards vested	—	$—	(255,903)	$86.05	(110,012)	$80.34
Awards forfeited/cancelled	—	$—	(18,742)	$103.44	(2,648)	$91.52
Unvested service-based awards outstanding at June 30, 2019	793	$63.10	804,536	$121.01	239,607	$103.10

As of June 30, 2019, $26 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.0 years.
As of June 30, 2019, $78,261 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years. During the second quarter of 2019, 17,565 RSUs were granted in connection with the acquisition of test IO.
As of June 30, 2019, $30,785 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.3 years.
The liability associated with the service-based liability-classified RSUs as of June 30, 2019 and December 31, 2018, was $7,928 and $9,920, respectively, and was classified as Deferred compensation due to employees in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the six months ended June 30, 2019.

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2019	29,592	$121.75
Awards modified	(29,592)	$121.75
Unvested performance-based awards outstanding at June 30, 2019	—	$—
During the first quarter of 2019, the Company and holders of the unvested performance-based equity-classified RSUs mutually agreed to cancel the performance-based RSU awards and the Company issued service-based stock option and RSU awards with four-year vesting terms to those same recipients. As of June 30, 2019, there is no remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs.

10.	INCOME TAXES
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
The Company’s worldwide effective tax rates for the three months ended June 30, 2019 and 2018 were 16.6% and 12.0%, respectively, and 11.3% and (9.2)% during the six months ended June 30, 2019 and 2018, respectively.
The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $4,741 and $5,440 during the three months ended June 30, 2019 and 2018, respectively, and $16,254 and $10,130 during the six months ended June 30, 2019 and 2018, respectively.
The interim benefit from income taxes in the three and six months ended June 30, 2018 was favorably impacted by the recognition of $706 and $25,340, respectively, of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of its foreign subsidiaries as disregarded for U.S. income tax purposes. This was partially offset by a provisional $2,157 increase in income taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax imposed by the Tax Cuts and Jobs Act (“U.S. Tax Act”) recorded in the first quarter of 2018 and impacting the six months ended June 30, 2018.

11.	EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$58,777	$50,255	$119,531	$114,673
Numerator for basic and diluted earnings per share	$58,777	$50,255	$119,531	$114,673

Denominator:
Weighted average common shares for basic earnings per share	54,681,959	53,517,124	54,464,753	53,299,038
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,932,325	3,069,885	2,961,810	3,115,948
Weighted average common shares for diluted earnings per share	57,614,284	56,587,009	57,426,563	56,414,986

Net income per share:
Basic	$1.07	$0.94	$2.19	$2.15
Diluted	$1.02	$0.89	$2.08	$2.03

The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 168,451 and 97,327 during the three and six months ended June 30, 2019, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 155,142 and 104,186 during the three and six months ended June 30, 2018, respectively.

12. COMMITMENTS AND CONTINGENCIES
Indemnification Obligations — In the normal course of business, the Company is a party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters, infringement of third party intellectual property rights, data privacy violations, and certain tortious conduct in the course of providing services. The duration of these indemnifications varies, and in certain cases, is indefinite.
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

Revenues from external customers and operating profit, before unallocated expenses, by reportable segments for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment revenues:
North America	$331,039	$257,103	$641,728	$488,299
Europe	197,452	171,495	391,675	344,838
Russia	23,201	17,380	39,781	37,166
Total segment revenues	$551,692	$445,978	$1,073,184	$870,303
Segment operating profit:
North America	$69,347	$51,221	$133,804	$95,181
Europe	27,679	26,568	59,464	55,458
Russia	5,652	2,321	6,241	7,668
Total segment operating profit	$102,678	$80,110	$199,509	$158,307

Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three and six months ended June 30, 2019 and 2018. Accounts receivable and unbilled revenues are generally dispersed across the Company’s customers in proportion to their revenues. There were no customers individually exceeding 10% of total accounts receivable and unbilled revenues as of June 30, 2019 and December 31, 2018.
Reconciliation of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for/(benefit from) income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total segment revenues	$551,692	$445,978	$1,073,184	$870,303
Other income included in segment revenues	(105)	(331)	(264)	(508)
Revenues	$551,587	$445,647	$1,072,920	$869,795

Total segment operating profit:	$102,678	$80,110	$199,509	$158,307
Unallocated amounts:
Other income included in segment revenues	(105)	(331)	(264)	(508)
Stock-based compensation expense	(15,697)	(14,810)	(37,553)	(31,406)
Non-corporate taxes	(2,438)	(2,418)	(4,166)	(4,978)
Professional fees	(555)	(1,400)	(2,324)	(3,316)
Depreciation and amortization expense	(2,603)	(1,974)	(4,743)	(3,743)
Bank charges	(686)	(579)	(1,292)	(1,168)
One-time charges and other acquisition-related expenses	(815)	(1,241)	(1,361)	(1,861)
Other operating expenses	(6,897)	(3,120)	(10,266)	(8,393)
Income from operations	72,882	54,237	137,540	102,934
Interest and other income, net	1,190	1,052	4,266	501
Foreign exchange (loss)/gain	(3,562)	1,830	(7,046)	1,583
Income before provision for/(benefit from) income taxes	$70,510	$57,119	$134,760	$105,018

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of June 30, 2019	As of December 31, 2018
Belarus	$48,984	$50,085
United States	13,799	13,101
Russia	12,563	9,902
Ukraine	12,535	8,433
India	6,755	7,019
Hungary	3,345	3,168
China	2,904	2,651
Poland	2,876	2,637
Other	7,414	5,650
Total	$111,175	$102,646

The table below presents information about the Company’s revenues by customer location for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$318,988	$246,831	$618,668	$470,514
United Kingdom	69,042	50,103	134,781	101,833
Switzerland	35,364	34,268	71,597	69,872
Netherlands	21,039	17,254	41,655	34,903
Germany	19,622	20,111	38,776	39,599
Russia	22,460	16,909	38,352	36,321
Canada	15,785	17,620	32,757	33,383
Other	49,287	42,551	96,334	83,370
Total	$551,587	$445,647	$1,072,920	$869,795

14. SUBSEQUENT EVENTS
On July 1, 2019, the Company acquired 100% of Competentum-USA Ltd. and its affiliates, a full-stack educational content services company, and its learning platform, ShareKnowledge. The Company paid approximately $11,200 in cash at closing and could pay up to $3,000 in earn-out consideration based on achievement of certain revenue, earnings and employee retention targets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2018 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. We assume no obligation to update any of these forward-looking statements.
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
Year-to-Date 2019 Developments and Trends
For the first six months of 2019, our revenues were $1,072.9 million, an increase of 23.4% over $869.8 million reported for the same period of 2018, reflecting continued execution of our strategy. Our account management teams work to expand the scope and size of our engagements with existing customers while at the same time we grow our customer base through our business development efforts and our strategic acquisitions.
We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings. Our performance remained strong across our key verticals, with our largest vertical, Financial Services, contributing 21.9% of total revenues for the first six months of 2019.
Summary of Results of Operations
The following table presents a summary of our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands, except per share data and percentages)
Revenues	$551,587	100.0%	$445,647	100.0%	$1,072,920	100.0%	$869,795	100.0%
Income from operations	$72,882	13.2%	$54,237	12.2%	$137,540	12.8%	$102,934	11.8%
Net income	$58,777	10.7%	$50,255	11.3%	$119,531	11.1%	$114,673	13.2%
Effective tax rate	16.6%		12.0%		11.3%		(9.2)%
Diluted earnings per share	$1.02		$0.89		$2.08		$2.03

The key highlights of our consolidated results for the three and six months ended June 30, 2019, as compared to the corresponding periods of 2018, were as follows:

•
Revenues for the second quarter of 2019 were $551.6 million, or a 23.8% increase from $445.6 million reported in the same period last year. The second quarter of 2019 was negatively impacted by $6.0 million or 1.3% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Think and test IO acquisitions contributed $4.0 million of revenues to the total revenues for the second quarter of 2019. Revenues for the first half of 2019 were $1,072.9 million, or a 23.4% increase from $869.8 million reported in the corresponding period last year. The first half of 2019 was negatively impacted by $20.4 million or 2.3% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Think and test IO acquisitions contributed $7.9 million of revenues to the total revenues for the six months ended June 30, 2019.

•
Income from operations grew 34.4% and 33.6% to $72.9 million and $137.5 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. Expressed as a percentage of revenues, income from operations for the second quarter of 2019 was 13.2% compared to 12.2% in the second quarter last year and 12.8% and 11.8% for the first half of 2019 and 2018, respectively. The increase as a percentage of revenues was primarily driven by lower selling, general and administrative expenses as a percentage of revenues as compared to the same period last year.

•
Our effective tax rate was 11.3% in the first six months of 2019 compared to (9.2)% in the corresponding period last year. The interim benefit from income taxes in the six months ended June 30, 2018 was favorably impacted by the recognition of $25.3 million of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of its foreign subsidiaries as disregarded for U.S. income tax purposes.

•
Net income increased 17.0% to $58.8 million for the three months ended June 30, 2019, compared to $50.3 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 10.7%, a decrease of 0.6% compared to 11.3% reported in the corresponding period of 2018. This trend is largely driven by the lower effective tax rate during the second quarter of 2018 partially offset by the improvement in income from operations as a percentage of revenues. Net income grew 4.2% during the six months ended June 30, 2019 as compared to the corresponding period last year primarily due to the improvement in income from operations partially offset by the increase in our effective tax rate.

•	Diluted earnings per share was $1.02 and $2.08 for the three and six months ended June 30, 2019, an increase of $0.13 and $0.05 compared to the corresponding periods last year.

•
Cash provided by operating activities was $43.8 million during the six months ended June 30, 2019 as compared to cash provided by operating activities of $66.8 million in the corresponding period last year.

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
Other than as discussed below, during the three and six months ended June 30, 2019, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands, except percentages and per share data)
Revenues	$551,587	100.0%	$445,647	100.0%	$1,072,920	100.0%	$869,795	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	355,915	64.5%	289,175	64.9%	700,604	65.3%	566,809	65.2%
Selling, general and administrative expenses(2)	111,762	20.3%	93,273	20.9%	213,548	19.9%	182,914	21.0%
Depreciation and amortization expense	11,028	2.0%	8,962	2.0%	21,228	2.0%	17,138	2.0%
Income from operations	72,882	13.2%	54,237	12.2%	137,540	12.8%	102,934	11.8%
Interest and other income, net	1,190	0.2%	1,052	0.2%	4,266	0.5%	501	0.1%
Foreign exchange (loss)/gain	(3,562)	(0.6)%	1,830	0.4%	(7,046)	(0.7)%	1,583	0.2%
Income before provision for/(benefit from) income taxes	70,510	12.8%	57,119	12.8%	134,760	12.6%	105,018	12.1%
Provision for/(benefit from) income taxes	11,733	2.1%	6,864	1.5%	15,229	1.5%	(9,655)	(1.1)%
Net income	$58,777	10.7%	$50,255	11.3%	$119,531	11.1%	$114,673	13.2%

Effective tax rate	16.6%		12.0%		11.3%		(9.2)%
Diluted earnings per share	$1.02		$0.89		$2.08		$2.03

(1)
Includes $7,480 and $7,054 of stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively, and $20,261 and $15,343 of stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively.

(2)
Includes $8,217 and $7,756 of stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively, and $17,292 and $16,063 of stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively.

Consolidated Results Review
Revenues
During the three months ended June 30, 2019, our total revenues grew 23.8% over the corresponding period in 2018 to $551.6 million. This growth results from our ability to retain existing customers and increase the level of services we provide to them and our ability to produce revenues from new customer relationships. Continuing diversification of our client portfolio is demonstrated by revenues from our top five, top ten and top twenty customers representing a smaller percentage of total revenues for the three months ended June 30, 2019 as compared to the same period last year. Revenues during the three months ended June 30, 2019 as compared to the corresponding period last year have been positively impacted from the acquisitions of Think and test IO, which contributed $4.0 million to our revenue growth, and negatively impacted by the fluctuations in foreign currency, which reduced our revenue growth by 1.3%.
During the six months ended June 30, 2019, our total revenues grew 23.4% over the corresponding period in 2018. The acquisitions of Think and test IO contributed $7.9 million of revenues to the total revenues for the six months ended June 30, 2019.
Revenues by customer location for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands, except percentages)
North America	$334,788	60.7%	$264,451	59.3%	$651,440	60.7%	$503,897	57.9%
Europe	177,345	32.2%	149,804	33.6%	350,853	32.7%	302,889	34.9%
CIS(1)	25,091	4.5%	19,411	4.4%	43,265	4.0%	41,191	4.7%
APAC(2)	14,363	2.6%	11,981	2.7%	27,362	2.6%	21,818	2.5%
Revenues	$551,587	100.0%	$445,647	100.0%	$1,072,920	100.0%	$869,795	100.0%

(1)	CIS includes revenues from customers in Belarus, Kazakhstan, Russia and Ukraine.

(2)	APAC, which stands for Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
During the three and six months ended June 30, 2019, the United States continued to be our largest customer location, with revenues increasing 29.2% to $319.0 million during the second quarter of 2019 from $246.8 million in the second quarter of 2018. During the six months ended June 30, 2019, revenues in the United States grew 31.5% to $618.7 million compared to $470.5 million in the same period of the prior year.
Revenues in the North American geography were negatively impacted by the reassignment of a certain customer’s revenues to the European geography as a result of a change in location where we serve that customer, along with a change in managerial responsibility for the customer relationship. Without this reassignment, revenue growth in North America would have been 32.0% and 34.4% for the three and six months ended June 30, 2019, respectively, compared to the same periods from the previous year.
The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and Netherlands, contributing $69.0 million, $35.4 million and $21.0 million, respectively, during the three months ended June 30, 2019. Revenues from customers in these three countries were $50.1 million, $34.3 million, and $17.3 million, respectively, in the corresponding period last year. During the six months ended June 30, 2019, United Kingdom, Switzerland and Netherlands performed as Europe’s top revenue generating locations and contributed $134.8 million, $71.6 million, and $41.7 million, respectively, compared to $101.8 million, $69.9 million, and $34.9 million in the corresponding period last year, respectively. Revenues in the European geography were negatively impacted by fluctuations in foreign currency exchange rates with the U.S. dollar, particularly the euro and the British pound, during the three and six months ended June 30, 2019 compared to the same periods in the previous year.
Revenues in the European geography benefited from the reassignment of a certain customer’s revenues from North America as a result of a change in location where we serve that customer along with a change in managerial responsibility for the customer relationship. Without this reassignment, revenue growth in Europe would have been 8.8% and 7.4% for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year.

During the three months ended June 30, 2019, revenues in the CIS geography included $22.5 million from customers in Russia, an increase of $5.6 million over the corresponding period of 2018. During the six months ended June 30, 2019, customers in Russia comprised $38.4 million of the revenues in the CIS geography, an increase of $2.0 million over the corresponding period of 2018. During the six months ended June 30, 2019, the revenues in the CIS geography were adversely impacted by the timing of revenue recognition associated with the execution of contracts as compared to the same period in the previous year.
During the three and six months ended June 30, 2019, revenues from the customers in the APAC region increased by $2.4 million, or 19.9%, and $5.5 million, or 25.4%, respectively, over the corresponding periods of 2018.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, bonuses, fringe benefits, stock-based compensation expense, project-related travel costs and fees for subcontractors who are assigned to customer projects. Salaries and other compensation expenses of our revenue generating professionals are reported as cost of revenues regardless of whether the employees are actually performing customer services during a given period. We manage the utilization levels of our professionals through strategic hiring and efficient staffing of projects. Our employees are a critical asset necessary for our continued success and therefore we expect to continue hiring talented employees and providing them with competitive compensation programs.
During the three months ended June 30, 2019, cost of revenues (exclusive of depreciation and amortization) was $355.9 million representing an increase of 23.1% from $289.2 million in the corresponding period of 2018. The increase was primarily due to an increase in compensation costs largely driven by the 19.4% growth in the average number of production professionals during the three months ended June 30, 2019 as compared to the same period in 2018 partially offset by a 1.7% favorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) remained stable at 64.5% and 64.9% in the second quarter of 2019 and 2018, respectively.
During the six months ended June 30, 2019, cost of revenues (exclusive of depreciation and amortization) was $700.6 million representing an increase of 23.6% from $566.8 million in the corresponding period of 2018. The increase was primarily due to an increase in compensation costs largely driven by the 18.8% growth in the average number of production professionals and a higher level of accrued variable compensation during the first half of 2019 as compared to the same period in 2018 partially offset by a 3.1% favorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) remained stable at 65.3% and 65.2% for the first six months of 2019 and 2018, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation expense, severance, travel, legal and audit services, insurance, facilities costs, advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus High-Technologies Park. We expect our selling, general and administrative expenses to continue to increase in absolute terms as our business expands but generally to remain steady as a percentage of our revenues in the foreseeable future.
During the three months ended June 30, 2019, selling, general and administrative expenses were $111.8 million representing an increase of 19.8% as compared to $93.3 million in the corresponding period of 2018. The increase in selling, general and administrative expenses was primarily driven by a $10.4 million increase in personnel-related costs including stock-based compensation, talent acquisition and development expenses and a $6.8 million increase in facilities and infrastructure related expenses to support our growth. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 0.6% to 20.3% for the three months ended June 30, 2019 as compared to the same period from the prior year largely driven by lower bad debt expense and stock-based compensation expense as a percentage of revenues.
During the six months ended June 30, 2019, selling, general and administrative expenses were $213.5 million representing an increase of 16.7% as compared to $182.9 million reported in the corresponding period of 2018. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 1.1% to 19.9% for the six months ended June 30, 2019 as compared to the same period from the prior year. The decrease was primarily driven by the slower growth of 18.0% in personnel-related costs, including stock-based compensation expense, as compared to revenue growth of 23.4%.

Depreciation and Amortization Expense
During the three and six months ended June 30, 2019, depreciation and amortization expense was $11.0 million and $21.2 million, respectively, as compared to $9.0 million and $17.1 million, respectively in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees and amortization of acquired intangible assets, all of which have finite useful lives. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent during the three and six months ended June 30, 2019 as compared to the corresponding periods of 2018.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and employee housing loans, gains and losses from certain financial instruments, interest expense related to our revolving credit facility and changes in the fair value of contingent consideration. There were no material changes in interest and other income, net during the three and six months ended June 30, 2019 as compared to the same period in 2018.
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
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our effective tax rate was 16.6% and 11.3% for the three and six months ended June 30, 2019, respectively, and 12.0% and (9.2)%, respectively, for the three and six months ended June 30, 2018.
Our effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $4.7 million and $16.3 million during the three and six months ended June 30, 2019, respectively, and $5.4 million and $10.1 million during the three and six months ended June 30, 2018, respectively.
The interim benefit from income taxes in the six months ended June 30, 2018 was favorably impacted by the recognition of $25.3 million of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of our foreign subsidiaries as disregarded for U.S. income tax purposes. This was partially offset by a provisional $2.2 million increase in income taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax imposed by the Tax Cuts and Jobs Act (“U.S. Tax Act”).
Foreign Exchange (Loss)/Gain
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
Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Segment revenues:
North America	$331,039	$257,103	$641,728	$488,299
Europe	197,452	171,495	391,675	344,838
Russia	23,201	17,380	39,781	37,166
Total segment revenues	$551,692	$445,978	$1,073,184	$870,303
Segment operating profit:
North America	$69,347	$51,221	$133,804	$95,181
Europe	27,679	26,568	59,464	55,458
Russia	5,652	2,321	6,241	7,668
Total segment operating profit	$102,678	$80,110	$199,509	$158,307
North America Segment
During the three months ended June 30, 2019, revenues for the North America segment increased $73.9 million, or 28.8%, compared to the same period last year and segment operating profit increased $18.1 million, or 35.4%, compared to the same period last year. During the three months ended June 30, 2019, revenues from our North America segment were 60.0% of total segment revenues, an increase from 57.6% reported in the corresponding period of 2018. The North America segment’s operating profit margin increased to 20.9% during the second quarter of 2019 from 19.9% in the second quarter of 2018. This increase reflects the impact from depreciation of foreign currencies in which our global delivery centers operate.
During the six months ended June 30, 2019, revenues for the North America segment increased $153.4 million, or 31.4%, compared to the same period last year and segment operating profit increased $38.6 million, or 40.6%, compared to the same period last year. During the six months ended June 30, 2019 and 2018, revenues from our North America segment were 59.8% and 56.1% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin increased to 20.9% during the six months ended June 30, 2019 from 19.5% in the corresponding period of 2018. This increase reflects the impact from depreciation of foreign currencies in which our global delivery centers operate.
Revenues were negatively impacted by the reassignment of a certain customer to the Europe segment from the North America segment as a result of a change in managerial responsibility. Without this reassignment, North America segment growth would have been 34.3% and 36.7% for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods of 2018.

The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$85,600	$64,536	$21,064	32.6%	$164,721	$125,100	$39,621	31.7%
Business Information & Media	62,340	59,532	2,808	4.7%	124,701	116,869	7,832	6.7%
Life Sciences & Healthcare	54,287	32,876	21,411	65.1%	104,443	60,343	44,100	73.1%
Travel & Consumer	48,178	47,104	1,074	2.3%	95,178	87,791	7,387	8.4%
Financial Services	43,531	26,732	16,799	62.8%	81,925	48,688	33,237	68.3%
Emerging Verticals	37,103	26,323	10,780	41.0%	70,760	49,508	21,252	42.9%
Revenues	$331,039	$257,103	$73,936	28.8%	$641,728	$488,299	$153,429	31.4%
Software & Hi-Tech remained the largest industry vertical in the North America segment during the second quarter of 2019. It grew 32.6% and 31.7% during the three and six months ended June 30, 2019, as compared to the corresponding periods from the prior year, which was a result of the continued focus on working with our technology customers. The revenues from the Financial Services, Life Sciences and Healthcare and Emerging Verticals each grew in excess of 40% during the three and six months ended June 30, 2019 compared to the same period in the prior year. The revenues from Business Information & Media grew 4.7% and 6.7% during the three and six months ended June 30, 2019 as compared to the corresponding period from the prior year and were adversely impacted by the reassignment of a certain customer to the Europe segment. Without this reassignment, the Business Information & Media vertical would have grown 28.7% during both the three and six months ended June 30, 2019.
Europe Segment
During the three months ended June 30, 2019, Europe’s segment revenues were $197.5 million, representing an increase of $26.0 million, or 15.1%, from the same period last year. Revenues were negatively impacted by changes in foreign currency exchange rates during the second quarter of 2019. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2018, we would have reported revenue growth of 17.9%. Europe’s segment revenues accounted for 35.8% and 38.5% of total segment revenues during the three months ended June 30, 2019 and 2018, respectively. During the second quarter of 2019, the segment’s operating profit increased $1.1 million, or 4.2%, to $27.7 million from the second quarter of 2018.
During the six months ended June 30, 2019, revenues for the Europe segment increased $46.8 million, or 13.6%, compared to the same period last year and segment operating profit increased $4.0 million, or 7.2%, compared to the same period last year. During the six months ended June 30, 2019 and 2018, revenues from our Europe segment were 36.5% and 39.6% of total segment revenues, respectively. As a percentage of Europe segment revenues, the Europe segment’s operating profit decreased to 15.2% during the six months ended June 30, 2019 from 16.1% in the corresponding period of 2018.
Revenues benefited from the reassignment of a certain customer to the Europe segment from the North America segment as a result of a change in managerial responsibility. Without this reassignment, Europe segment growth would have been 6.8% and 6.1% for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods of 2018.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$58,966	$62,496	$(3,530)	(5.6)%	$120,954	$128,314	$(7,360)	(5.7)%
Travel & Consumer	56,175	52,120	4,055	7.8%	111,377	101,574	9,803	9.7%
Software & Hi-Tech	19,442	19,857	(415)	(2.1)%	39,812	40,151	(339)	(0.8)%
Business Information & Media	35,692	18,117	17,575	97.0%	68,228	36,987	31,241	84.5%
Life Sciences & Healthcare	4,907	5,649	(742)	(13.1)%	9,463	10,472	(1,009)	(9.6)%
Emerging Verticals	22,270	13,256	9,014	68.0%	41,841	27,340	14,501	53.0%
Revenues	$197,452	$171,495	$25,957	15.1%	$391,675	$344,838	$46,837	13.6%

The Europe segment benefited from strong growth of the Business Information & Media vertical of 97.0% and 84.5% during the three and six months ended June 30, 2019, as compared to corresponding periods of 2018. This is primarily due to the reassignment of a certain customer to the Europe segment from the North America segment as a result of a change in managerial responsibility. Without this reassignment, Business Information & Media growth would have been 18.0% and 15.0% for the three and six months ended June 30, 2019, respectively. Financial Services remained the largest industry vertical in the Europe segment during the three and six months ended June 30, 2019. Revenues in Financial Services decreased during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to slower demand for our services by certain banks in Europe.
Russia Segment
During the three months ended June 30, 2019, revenues from our Russia segment accounted for 4.2% of total segment revenues and increased $5.8 million, or 33.5%, as compared to the corresponding period in the prior year. During the three months ended June 30, 2019, operating profit of the Russia segment was $5.7 million, representing an increase of $3.3 million, or 143.5%, as compared to the corresponding period last year.
During the six months ended June 30, 2019, revenues from our Russia segment increased $2.6 million, or 7.0%, as compared to the corresponding period of 2018 and accounted for 3.7% of total segment revenues. During the six months ended June 30, 2019, operating profit of the Russia segment was $6.2 million, representing a decrease of $1.4 million, or 18.6%, as compared to the corresponding period last year. During the six months ended June 30, 2019 compared to the prior year, Russia segment revenues were adversely impacted by $3.6 million due to the timing of revenue recognition associated with the execution of contracts.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$18,009	$14,091	$3,918	27.8%	$31,041	$30,316	$725	2.4%
Travel & Consumer	2,761	1,792	969	54.1%	4,885	3,465	1,420	41.0%
Software & Hi-Tech	478	624	(146)	(23.4)%	918	1,388	(470)	(33.9)%
Business Information & Media	104	—	104	100.0%	244	—	244	100.0%
Life Sciences & Healthcare	4	—	4	100.0%	66	—	66	100.0%
Emerging Verticals	1,845	873	972	111.3%	2,627	1,997	630	31.5%
Revenues	$23,201	$17,380	$5,821	33.5%	$39,781	$37,166	$2,615	7.0%
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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of June 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $777.4 million as well as $274.6 million of available borrowings under our revolving credit facility.

We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2019, the total amount of cash held in these countries was $217.5 million and of this amount, $149.6 million was located in Belarus.
As of June 30, 2019, we had $274.6 million available for borrowing under our revolving credit facility and our outstanding debt of $25.0 million represents the minimal required borrowing to keep the credit facility active. As of June 30, 2019, we were in compliance with all covenants specified under the credit facility and anticipate being in compliance for the foreseeable future. See Note 7 “Long-Term Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our long-term debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$43,827	$66,789
Net cash used in investing activities	(47,445)	(68,314)
Net cash provided by financing activities	8,208	11,591
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,248	(7,645)
Net increase in cash, cash equivalents and restricted cash	6,838	2,421
Cash, cash equivalents and restricted cash, beginning of period	771,711	582,855
Cash, cash equivalents and restricted cash, end of period	$778,549	$585,276
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2019 was $43.8 million compared to $66.8 million provided by operating activities in the corresponding period of 2018. Cash flows from operating activities in the first half of the year are impacted by annual payments of variable compensation related to the prior performance year.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2019 was $47.4 million compared to $68.3 million used in the same period in 2018. During the first six months of 2019, the cash used in investing activities was primarily attributable to capital expenditures, which decreased by $5.7 million compared to the same period last year. Also, during the first six months of 2019, $16.2 million was used for the acquisition of test IO whereas during the first six months of 2018, $50.3 million of cash was used in investing activities related to the acquisition of Continuum.
Financing Activities
Net cash provided by financing activities was $8.2 million in the first six months of 2019 compared to $11.6 million in the same period of 2018. During the first six months of both 2019 and 2018, net cash received from the exercises of stock options issued under our long-term incentive plans was $22.4 million.

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
Off-Balance Sheet Commitments and Arrangements
We do not have any material obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 7 “Long-Term Debt” and Note 12 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities where we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
Recent Accounting Pronouncements
See Note 1 “Business and Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for additional information.
Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Annual Report on Form 10-K for the year ended December 31, 2018 also contains estimates and forward-looking statements, principally in “Part II. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual Report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this quarterly report, our Annual Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report and our Annual Report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily result from changes in concentration of credit, foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climates, differing tax structures, and other regulations and restrictions.
Concentration of Credit and Other Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and unbilled revenues.
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk and we do not anticipate non-performance by the counterparties. We have cash in banks in countries such as Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2019, $217.5 million of our total cash was kept in banks in these countries, of which $149.6 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for short-term operational needs and cash balances in those banks move with the needs of those entities.
Accounts receivable and unbilled revenues are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited. There were no customers individually exceeding 10% of our accounts receivable, unbilled revenues or total revenues as of and for the three and six months ended June 30, 2019.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs, Canadian dollars and Russian rubles. Other than U.S. dollars, we incur expenditures principally in Russian rubles, Hungarian forints, Polish zlotys, British pounds, Swiss francs, euros, Indian rupees and Chinese yuan renminbi. As a result, currency fluctuations, specifically the depreciation of the euro, British pound, and Canadian dollar and the appreciation of the Russian ruble, Hungarian forint, Polish zloty, Chinese yuan renminbi and Indian rupee relative to the U.S. dollar, could negatively impact our results of operations.
During the quarter ended June 30, 2019, foreign exchange loss was $3.6 million compared to a gain of $1.8 million reported in the corresponding period last year. During the six months ended June 30, 2019, foreign exchange loss was $7.0 million compared to a gain of $1.6 million in the corresponding period last year.
During the quarter ended June 30, 2019, approximately 32.4% of consolidated revenues and 39.6% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of June 30, 2019, the net unrealized gain from these hedges was $2.7 million.

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
During the second quarter of 2019, we reported revenue growth of 23.8% over the second quarter of 2018. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2018, we would have reported revenue growth of 25.1%. The revenues have been mainly impacted from the depreciation of the euro and British pound relative to the U.S. dollar. During the second quarter of 2019, we reported a net income increase of 17.0% over the second quarter of 2018. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2018, we would have reported a net income increase of 15.6%. Net income has been most positively impacted by depreciation of the Hungarian forint and Polish zloty relative to the U.S. dollar partially offset by the depreciation of the euro and British pound relative to the U.S. dollar.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)