Form 10-Q
period 2019-09-30
EPAM Systems, Inc.
filed 2019-11-07
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 31, 2019
Common Stock, par value $0.001 per share	54,984,738 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	As of September 30, 2019	As of December 31, 2018
Assets
Current assets
Cash and cash equivalents	$853,241	$770,560
Accounts receivable, net of allowance of $1,519 and $1,557, respectively	339,112	297,685
Unbilled revenues	142,949	104,652
Prepaid expenses and other current assets	29,390	26,171
Total current assets	1,364,692	1,199,068
Property and equipment, net	115,321	102,646
Operating lease right-of-use assets	207,145	—
Intangible assets, net	56,537	57,065
Goodwill	186,299	166,832
Deferred tax assets	75,071	69,983
Other noncurrent assets	35,098	16,208
Total assets	$2,040,163	$1,611,802

Liabilities
Current liabilities
Accounts payable	$6,896	$7,444
Accrued expenses and other current liabilities	128,639	127,937
Due to employees	63,536	49,683
Deferred compensation due to employees	13,427	9,920
Taxes payable, current	47,548	67,845
Operating lease liabilities, current	51,424	—
Total current liabilities	311,470	262,829
Long-term debt	25,000	25,031
Taxes payable, noncurrent	43,738	43,685
Operating lease liabilities, noncurrent	153,980	—
Other noncurrent liabilities	13,858	17,661
Total liabilities	548,046	349,206
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 54,968,833 and 54,099,927 shares issued, 54,949,098 and 54,080,192 shares outstanding at September 30, 2019 and December 31, 2018, respectively	55	54
Additional paid-in capital	589,764	544,700
Retained earnings	946,066	759,533
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(43,591)	(41,514)
Total stockholders’ equity	1,492,117	1,262,596
Total liabilities and stockholders’ equity	$2,040,163	$1,611,802

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$588,103	$468,186	$1,661,023	$1,337,981
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	377,525	301,081	1,078,129	867,890
Selling, general and administrative expenses	118,886	93,226	332,434	276,140
Depreciation and amortization expense	11,127	9,319	32,355	26,457
Income from operations	80,565	64,560	218,105	167,494
Interest and other income, net	2,509	1,941	6,775	2,442
Foreign exchange (loss)/gain	(3,105)	(514)	(10,151)	1,069
Income before provision for/(benefit from) income taxes	79,969	65,987	214,729	171,005
Provision for/(benefit from) income taxes	12,967	369	28,196	(9,286)
Net income	$67,002	$65,618	$186,533	$180,291
Foreign currency translation adjustments, net of tax	(10,114)	(2,118)	(4,551)	(14,643)
Unrealized (loss)/gain on cash-flow hedging instruments, net of tax	(2,163)	(74)	2,474	(2,081)
Comprehensive income	$54,725	$63,426	$184,456	$163,567

Net income per share:
Basic	$1.22	$1.22	$3.42	$3.37
Diluted	$1.16	$1.15	$3.24	$3.19
Shares used in calculation of net income per share:
Basic	54,877,666	53,851,865	54,603,903	53,485,339
Diluted	57,844,355	56,962,867	57,567,339	56,599,638

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2019	54,080,192	$54	$544,700	$759,533	19,735	$(177)	$(41,514)	$1,262,596
Restricted stock units vested	242,414	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(81,562)	—	(13,483)	—	—	—	—	(13,483)
Stock-based compensation expense	—	—	10,425	—	—	—	—	10,425
Proceeds from stock option exercises	323,464	—	11,890	—	—	—	—	11,890
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2,943	2,943
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	3,100	3,100
Net income	—	—	—	60,754	—	—	—	60,754
Balance, March 31, 2019	54,564,508	$54	$553,532	$820,287	19,735	$(177)	$(35,471)	$1,338,225
Restricted stock units vested	11,757	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(2,084)	—	(363)	—	—	—	—	(363)
Stock-based compensation expense	—	—	10,867	—	—	—	—	10,867
Proceeds from stock option exercises	205,108	1	10,583	—	—	—	—	10,584
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2,620	2,620
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	1,537	1,537
Net income	—	—	—	58,777	—	—	—	58,777
Balance, June 30, 2019	54,779,289	$55	$574,619	$879,064	19,735	$(177)	$(31,314)	$1,422,247

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2019	54,779,289	$55	$574,619	$879,064	19,735	$(177)	$(31,314)	$1,422,247
Restricted stock issued in connection with acquisitions (Note 2)	18,787	—	—	—	—	—	—	—
Restricted stock units vested	17,216	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(5,961)	—	(1,090)	—	—	—	—	(1,090)
Stock-based compensation expense	—	—	9,909	—	—	—	—	9,909
Proceeds from stock option exercises	139,767	—	6,326	—	—	—	—	6,326
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(10,114)	(10,114)
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	(2,163)	(2,163)
Net income	—	—	—	67,002		—	—	67,002
Balance, September 30, 2019	54,949,098	$55	$589,764	$946,066	19,735	$(177)	$(43,591)	$1,492,117

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2018	52,983,685	$53	$473,874	$518,820	19,735	$(177)	$(17,623)	$974,947
Restricted stock units vested	186,327	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(61,950)	—	(6,986)	—	—	—	—	(6,986)
Stock-based compensation expense	—	—	11,485	—	—	—	—	11,485
Proceeds from stock option exercises	198,936	—	7,649	—	—	—	—	7,649
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	3,309	3,309
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	69	69
Cumulative effect of adoption of ASU 2014-09	—	—	—	457	—	—	—	457
Net income	—	—	—	64,418	—	—	—	64,418
Balance, March 31, 2018	53,306,998	$53	$486,022	$583,695	19,735	$(177)	$(14,245)	$1,055,348
Restricted stock units vested	12,348	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(1,942)	—	(224)	—	—	—	—	(224)
Stock-based compensation expense	—	—	10,686	—	—	—	—	10,686
Proceeds from stock option exercises	367,863	1	14,647	—	—	—	—	14,648
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(15,834)	(15,834)
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	(2,076)	(2,076)
Net income	—	—	—	50,255	—	—	—	50,255
Balance, June 30, 2018	53,685,267	$54	$511,131	$633,950	19,735	$(177)	$(32,155)	$1,112,803
Restricted stock units vested	12,694	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(2,683)	—	(349)	—	—	—	—	(349)
Stock-based compensation expense	—	—	10,494	—	—	—	—	10,494
Proceeds from stock option exercises	296,566	—	9,561	—	—	—	—	9,561
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(2,118)	(2,118)
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	(74)	(74)
Net income	—	—	—	65,618	—	—	—	65,618
Balance, September 30, 2018	53,991,844	$54	$530,837	$699,568	19,735	$(177)	$(34,347)	$1,195,935

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$186,533	$180,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,355	26,457
Operating lease right-of-use assets amortization expense	40,203	—
Bad debt expense	133	1,765
Deferred taxes	(3,105)	(36,372)
Stock-based compensation expense	53,024	46,736
Other	7,522	(3,434)
Changes in assets and liabilities:
Accounts receivable	(40,753)	(16,258)
Unbilled revenues	(37,080)	(41,544)
Prepaid expenses and other assets	237	(1,765)
Accounts payable	(1,844)	1,574
Accrued expenses and other liabilities	(3,092)	9,625
Operating lease liabilities	(39,230)	—
Due to employees	(5,627)	4,009
Taxes payable	(26,410)	(1,996)
Net cash provided by operating activities	162,866	169,088
Cash flows from investing activities:
Purchases of property and equipment	(52,295)	(27,465)
Acquisition of businesses, net of cash acquired (Note 2)	(28,655)	(50,264)
Other investing activities, net	(6,632)	(104)
Net cash used in investing activities	(87,582)	(77,833)
Cash flows from financing activities:
Proceeds from stock option exercises	28,798	32,007
Payments of withholding taxes related to net share settlements of restricted stock units	(14,521)	(7,068)
Repayment of debt	(7)	(3,485)
Acquisition of businesses, contingent consideration	(1,104)	—
Other financing activities, net	(19)	(603)
Net cash provided by financing activities	13,147	20,851
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,753)	(8,660)
Net increase in cash, cash equivalents and restricted cash	82,678	103,446
Cash, cash equivalents and restricted cash, beginning of period	771,711	582,855
Cash, cash equivalents and restricted cash, end of period	$854,389	$686,301

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of September 30, 2019	As of December 31, 2018
Balance sheet classification
Cash and cash equivalents	$853,241	$770,560
Restricted cash in Prepaid expenses and other current assets	14	14
Restricted cash in Other noncurrent assets	1,134	1,137
Total restricted cash	1,148	1,151
Total cash, cash equivalents and restricted cash	$854,389	$771,711

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
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows.
Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842”). The standard supersedes previously existing lease guidance (Topic 840) and requires entities to recognize all leases, with the exception of leases with a term of twelve months or less, on the balance sheet as right-of-use assets (“RoU Assets”) and lease liabilities. The guidance also changes disclosure requirements with a focus on providing information that will enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
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
The adoption of Topic 842 on January 1, 2019 resulted in the recognition of RoU Assets for operating leases of $177,597 and operating lease liabilities of $173,863. The adoption of Topic 842 did not have a material impact on the condensed consolidated statement of income and comprehensive income, condensed consolidated statement of changes in stockholders’ equity or the condensed consolidated statement of cash flows.
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
Think — On November 1, 2018, the Company acquired all of the equity interests of Think Limited (“Think”), a digital transformation agency headquartered in London, UK. This acquisition was intended to strengthen EPAM’s digital and organizational consulting capabilities in the UK and Western European markets and enhance the Company’s global product and design offerings. In connection with the Think acquisition, the Company paid $26,254 at closing and committed to making a cash earnout payment with a maximum amount payable of $8,156, subject to attainment of specified performance targets in the 12 months after the acquisition date. During the three months ended September 30, 2019, the Company received $271 as a true-up payment which reduced the purchase price.
test IO — On April 30, 2019, the Company acquired 100% of the equity interests of a crowdtesting company, test IO GmbH, and its subsidiary (“test IO”). In connection with the test IO acquisition, the Company paid $17,323 of cash.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition and updated for any changes as of September 30, 2019 for each respective acquisition:

	Continuum	Think	test IO
Cash and cash equivalents	$2,251	$2,344	$668
Accounts receivable	6,676	2,259	727
Unbilled revenues	2,463	284	—
Prepaid expenses and other current assets	936	609	96
Goodwill	26,617	22,211	12,084
Intangible assets	14,450	6,882	6,219
Property and equipment and other noncurrent assets	8,902	642	154
Total assets acquired	$62,295	$35,231	$19,948
Accounts payable, accrued expenses and other current liabilities	$2,745	$2,205	$877
Due to employees	1,001	13	42
Long-term debt	3,220	—	—
Other noncurrent liabilities	490	1,040	1,706
Total liabilities assumed	$7,456	$3,258	$2,625
Net assets acquired	$54,839	$31,973	$17,323
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
For the acquisitions of Think and test IO, estimated fair values of the assets acquired and liabilities assumed remain provisional and based on the facts and circumstances that existed as of the acquisition dates. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition dates. During the three months ended September 30, 2019, the Company recorded purchase price adjustments which reduced the original purchase price for Think by $271, with a corresponding decrease to the originally recognized value of acquired goodwill. During the three months ended September 30, 2019, the Company recorded purchase price adjustments which increased the original purchase price for test IO and adjusted related working capital accounts increasing the original amount of the net assets acquired by $119. In addition for the test IO acquisition, the Company reduced the value of acquired intangible assets by $145 with a corresponding increase to goodwill.
The following table presents the estimated fair values and useful lives of intangible assets acquired from Continuum, Think, and test IO as of the date of acquisition and updated for any changes as of September 30, 2019 for each respective acquisition:

	Continuum		Think		test IO
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	6.5	$5,800	7	$6,117	7	$2,456
Favorable lease	11.2	5,500	—	—	—	—
Software	—	—	—	—	6	3,461
Contract royalties	8	1,900	—	—	—	—
Trade names	5	1,250	5	765	4	302
Total		$14,450		$6,882		$6,219
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
Revenues generated by test IO, acquired on April 30, 2019, totaled $1,692 and $2,606 during the three and nine months ended September 30, 2019, respectively.
Pro forma results of operations have not been presented because the effect of the acquisitions on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.
Other 2019 Acquisitions — During the three months ended September 30, 2019, the Company completed three additional acquisitions with an aggregate cash purchase price of $14,080 and committed to making cash earnout payments with a maximum amount payable of $3,000 subject to attainment of specified performance targets in the 12 months and 24 months after the respective acquisition dates. These acquisitions increased EPAM’s educational services and platform offerings and expanded the Company’s geographical reach. Revenues generated by the Other 2019 Acquisitions totaled $3,009 during both the three and nine months ended September 30, 2019. Pro forma results of operations have not been presented because the effect of the acquisitions on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.

3.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2019	$103,542	$63,290	$—	$166,832
test IO acquisition	3,310	8,775	—	12,085
Other 2019 acquisitions	6,710	2,028	767	9,505
Think purchase accounting adjustments	—	(258)	—	(258)
Effect of net foreign currency exchange rate changes	(145)	(1,714)	(6)	(1,865)
Balance as of September 30, 2019	$113,417	$72,121	$761	$186,299

There were no accumulated impairment losses in the North America or Europe reportable segments as of September 30, 2019 or December 31, 2018. The Russia segment had accumulated goodwill impairment losses of $2,241 as of September 30, 2019 and December 31, 2018.

4.	FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,189	$—	$1,189	$—
Total assets measured at fair value on a recurring basis	$1,189	$—	$1,189	$—

Foreign exchange derivative liabilities	$1,291	$—	$1,291	$—
Contingent consideration	9,572	—	—	9,572
Total liabilities measured at fair value on a recurring basis	$10,863	$—	$1,291	$9,572

	As of December 31, 2018
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$181	$—	$181	$—
Total assets measured at fair value on a recurring basis	$181	$—	$181	$—

Foreign exchange derivative liabilities	$3,475	$—	$3,475	$—
Contingent consideration	7,468	—	—	7,468
Total liabilities measured at fair value on a recurring basis	$10,943	$—	$3,475	$7,468

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
In connection with the Continuum acquisition, the Company committed to making a cash earnout payment subject to attainment of specified performance targets in the 12 months after the acquisition date. As of the acquisition date, the Company recorded a $2,400 contingent consideration liability related to this earnout payment and, subsequently, reduced this liability by $900 during the third quarter of 2018 and $396 during the second quarter of 2019 due to the change in its fair value. The Company extinguished the earnout obligation during the second quarter of 2019 by paying $1,104 in cash. In connection with the Think acquisition, the Company committed to making a cash earnout payment subject to attainment of specified performance targets in the 12 months after the acquisition date. As of the acquisition date, the Company recorded a $5,990 liability related to this earnout payment as contingent consideration and, subsequently, increased this liability by $1,752 during the second quarter of 2019 due to the change in its fair value. In connection with the Other 2019 Acquisitions, the Company committed to making cash earnout payments subject to attainment of specified performance targets in the 12 months and 24 months after the respective acquisition dates. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contractual contingent liabilities using significant unobservable inputs for the nine months ended September 30, 2019 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2019	$7,468
Payment of contingent consideration	(1,104)
Acquisition date fair value of contractual contingent liabilities — Other 2019 Acquisitions (Note 2)	2,100
Changes in fair value of contingent consideration included in Interest and other income, net	1,356
Effect of net foreign currency exchange rate changes	(248)
Contingent consideration liabilities as of September 30, 2019	$9,572

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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Financial Assets:
Cash and cash equivalents	$853,241	$853,241	$853,241	$—	$—
Restricted cash	$1,148	$1,148	$1,148	$—	$—
Employee loans	$2,608	$2,608	$—	$—	$2,608
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,017	$25,017	$—	$25,017	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets:
Cash and cash equivalents	$770,560	$770,560	$770,560	$—	$—
Restricted cash	$1,151	$1,151	$1,151	$—	$—
Employee loans	$3,525	$3,525	$—	$—	$3,525
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,020	$25,020	$—	$25,020	$—

The fair value amounts for Cash and cash equivalents approximate carrying amounts due to the short maturities of these instruments. The fair value of Borrowings under the 2017 Credit Facility was estimated based on the current rates offered to us for debt of similar maturities.

5.	DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of September 30, 2019, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.

The fair value of derivative instruments on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018 were as follows:

		As of September 30, 2019		As of December 31, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$1,189		$181
	Accrued expenses and other current liabilities		$1,291		$3,475

The Company records changes in the fair value of its cash flow hedges in accumulated other comprehensive loss in the consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to cost of revenues (exclusive of depreciation and amortization). In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge into income. If the Company does not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in income.
The changes in the fair value of foreign currency derivative instruments in our unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign exchange forward contracts - Designated as hedging instruments:
Change in fair value recognized in accumulated other comprehensive loss	$(2,791)	$(86)	$3,192	$(2,692)
Net gain/(loss) reclassified from accumulated other comprehensive loss into cost of revenues (exclusive of depreciation and amortization)	$848	$(1,604)	$738	$(2,541)
Foreign exchange forward contracts - Not designated as hedging instruments:
Net gain recognized in foreign exchange (loss)/gain	$—	$—	$—	$44

6.	LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the RoU Assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 years to 11.6 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company subleases a portion of its office space to third parties.

During the three and nine months ended September 30, 2019, the components of lease expense were as follows:

	Income Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Selling, general and administrative expenses	$16,210	$45,125
Variable lease cost	Selling, general and administrative expenses	2,439	6,535
Short-term lease cost	Selling, general and administrative expenses	1,085	2,989
Sublease income	Interest and other income, net	(664)	(1,596)
Total lease cost		$19,070	$53,053

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,709	$43,510
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,251	$67,798
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$3,233	$6,383
Operating lease liabilities	$3,199	$6,451

Weighted average remaining lease term and discount rate as of September 30, 2019 were as follows:

As of September 30, 2019
Weighted average remaining lease term, in years:
Operating leases	5.9
Weighted average discount rate:
Operating leases	3.8%

As of September 30, 2019, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2019 (excluding nine months ended September 30, 2019)	$15,442
2020	55,258
2021	44,896
2022	28,396
2023	20,915
Thereafter	63,793
Total lease payments	228,700
Less: imputed interest	(23,295)
Total	$205,405

There were no lease agreements that contained material restrictive covenants or material residual value guarantees as of September 30, 2019. There were no lease agreements signed with related parties as of September 30, 2019.
As of September 30, 2019, the Company had committed to payments of $69,683 related to operating lease agreements that had not yet commenced. These operating leases will commence during various dates during 2019 through 2020 with lease terms ranging from 1.2 to 11.6 years. The Company did not have any material finance lease agreements that had not yet commenced.

7.	LONG-TERM DEBT
Revolving Line of Credit — On May 24, 2017, the Company entered into an unsecured credit facility (the “2017 Credit Facility”), as may be amended from time to time, with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Fifth Third Bank and Santander Bank, N.A. (collectively the “Lenders”). The 2017 Credit Facility provides for a borrowing capacity of $300,000, with potential to increase the borrowing capacity up to $400,000 if certain conditions are met. The 2017 Credit Facility matures on May 24, 2022.
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of September 30, 2019, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of September 30, 2019, the Company was in compliance with all covenants contained in the 2017 Credit Facility.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of September 30, 2019	As of December 31, 2018
Outstanding debt	$25,000	$25,000
Interest rate	3.1%	3.5%
Irrevocable standby letters of credit	$295	$382
Available borrowing capacity	$274,705	$274,618
Current maximum borrowing capacity	$300,000	$300,000

8.	REVENUES
Disaggregation of Revenues
The Company’s revenues are sourced from four geographic markets: North America, Europe, CIS and APAC. CIS includes revenues from customers in Belarus, Kazakhstan, Russia and Ukraine. APAC, which stands for Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia. The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$349,875	$8,484	$42	$358,401	$—	$358,401
Europe	6,756	182,621	23	189,400	(88)	189,312
CIS	2,349	53	24,099	26,501	—	26,501
APAC	7	13,965	—	13,972	(83)	13,889
Revenues	$358,987	$205,123	$24,164	$588,274	$(171)	$588,103

	Nine Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$976,841	$32,928	$74	$1,009,843	$(2)	$1,009,841
Europe	16,736	523,487	263	540,486	(321)	540,165
CIS	6,093	66	63,608	69,767	(1)	69,766
APAC	1,045	40,317	—	41,362	(111)	41,251
Revenues	$1,000,715	$596,798	$63,945	$1,661,458	$(435)	$1,661,023

	Three Months Ended September 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$271,551	$12,536	$17	$284,104	$(27)	$284,077
Europe	5,408	146,990	3	152,401	(166)	152,235
CIS	2,208	142	16,184	18,534	—	18,534
APAC	1,671	11,814	4	13,489	(149)	13,340
Revenues	$280,838	$171,482	$16,208	$468,528	$(342)	$468,186

	Nine Months Ended September 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Customer Locations
North America	$747,894	$40,074	$46	$788,014	$(40)	$787,974
Europe	11,234	444,468	45	455,747	(623)	455,124
CIS	6,300	233	53,192	59,725	—	59,725
APAC	3,709	31,545	91	35,345	(187)	35,158
Revenues	$769,137	$516,320	$53,374	$1,338,831	$(850)	$1,337,981

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$50,510	$61,189	$18,760	$130,459	$(122)	$130,337
Travel & Consumer	51,476	57,780	3,171	112,427	(45)	112,382
Software & Hi-Tech	90,880	16,952	552	108,384	—	108,384
Business Information & Media	65,153	40,624	22	105,799	—	105,799
Life Sciences & Healthcare	60,049	6,713	7	66,769	—	66,769
Emerging Verticals	40,919	21,865	1,652	64,436	(4)	64,432
Revenues	$358,987	$205,123	$24,164	$588,274	$(171)	$588,103

	Nine Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$132,435	$182,143	$49,801	$364,379	$(376)	$364,003
Travel & Consumer	146,654	169,157	8,056	323,867	(45)	323,822
Software & Hi-Tech	255,601	56,764	1,470	313,835	(2)	313,833
Business Information & Media	189,854	108,852	266	298,972	(6)	298,966
Life Sciences & Healthcare	164,492	16,176	73	180,741	—	180,741
Emerging Verticals	111,679	63,706	4,279	179,664	(6)	179,658
Revenues	$1,000,715	$596,798	$63,945	$1,661,458	$(435)	$1,661,023

	Three Months Ended September 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$30,488	$61,713	$12,786	$104,987	$(189)	$104,798
Travel & Consumer	45,690	53,634	1,891	101,215	(122)	101,093
Software & Hi-Tech	68,572	19,035	569	88,176	—	88,176
Business Information & Media	64,152	17,650	—	81,802	—	81,802
Life Sciences & Healthcare	39,550	5,078	12	44,640	(31)	44,609
Emerging Verticals	32,386	14,372	950	47,708	—	47,708
Revenues	$280,838	$171,482	$16,208	$468,528	$(342)	$468,186

	Nine Months Ended September 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Industry Verticals
Financial Services	$79,176	$190,027	$43,102	$312,305	$(697)	$311,608
Travel & Consumer	133,481	155,208	5,356	294,045	(122)	293,923
Software & Hi-Tech	193,672	59,186	1,957	254,815	—	254,815
Business Information & Media	181,021	54,637	—	235,658	—	235,658
Life Sciences & Healthcare	99,893	15,550	12	115,455	(31)	115,424
Emerging Verticals	81,894	41,712	2,947	126,553	—	126,553
Revenues	$769,137	$516,320	$53,374	$1,338,831	$(850)	$1,337,981
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$322,573	$171,261	$13,815	$507,649	$—	$507,649
Fixed-price	35,273	33,093	10,304	78,670	—	78,670
Licensing	883	149	9	1,041	—	1,041
Other revenues	258	620	36	914	(171)	743
Revenues	$358,987	$205,123	$24,164	$588,274	$(171)	$588,103

	Nine Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$907,624	$507,055	$37,134	$1,451,813	$—	$1,451,813
Fixed-price	89,694	87,543	26,534	203,771	—	203,771
Licensing	2,343	689	211	3,243	—	3,243
Other revenues	1,054	1,511	66	2,631	(435)	2,196
Revenues	$1,000,715	$596,798	$63,945	$1,661,458	$(435)	$1,661,023

	Three Months Ended September 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$256,549	$155,797	$9,441	$421,787	$—	$421,787
Fixed-price	23,241	15,001	6,759	45,001	—	45,001
Licensing	798	173	1	972	—	972
Other revenues	250	511	7	768	(342)	426
Revenues	$280,838	$171,482	$16,208	$468,528	$(342)	$468,186

	Nine Months Ended September 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Contract Types
Time-and-material	$704,612	$471,900	$29,302	$1,205,814	$—	$1,205,814
Fixed-price	61,716	42,035	24,038	127,789	—	127,789
Licensing	2,098	1,119	12	3,229	—	3,229
Other revenues	711	1,266	22	1,999	(850)	1,149
Revenues	$769,137	$516,320	$53,374	$1,338,831	$(850)	$1,337,981

Timing of Revenue Recognition
The following tables present the timing of revenue recognition for the periods indicated:

	Three Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$561	$290	$54	$905	$(171)	$734
Transferred over time	358,426	204,833	24,110	587,369	—	587,369
Revenues	$358,987	$205,123	$24,164	$588,274	$(171)	$588,103

	Nine Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$1,185	$692	$55	$1,932	$(435)	$1,497
Transferred over time	999,530	596,106	63,890	1,659,526	—	1,659,526
Revenues	$1,000,715	$596,798	$63,945	$1,661,458	$(435)	$1,661,023

	Three Months Ended September 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$194	$289	$—	$483	$(342)	$141
Transferred over time	280,644	171,193	16,208	468,045	—	468,045
Revenues	$280,838	$171,482	$16,208	$468,528	$(342)	$468,186

	Nine Months Ended September 30, 2018
	Reportable Segments
	North America	Europe	Russia	Total Segment Revenues	Other Income Included in Segment Revenues	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$832	$1,351	$10	$2,193	$(850)	$1,343
Transferred over time	768,305	514,969	53,364	1,336,638	—	1,336,638
Revenues	$769,137	$516,320	$53,374	$1,338,831	$(850)	$1,337,981

During the three and nine months ended September 30, 2019 the Company recognized $4,915 and $7,039 of revenues, respectively, from performance obligations satisfied in previous periods compared to $3,610 and $6,627 during the three and nine months ended September 30, 2018, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of September 30, 2019. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$12,226	$2,774	$140	$—	$15,140

The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of September 30, 2019	As of December 31, 2018
Contract assets included in Unbilled revenues	$24,870	$13,522
Contract liabilities included in Accrued expenses and other current liabilities	$4,954	$4,558
Contract liabilities included in Other noncurrent liabilities	$1	$224

Contract assets included in Unbilled revenues are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. The Company recognizes an impairment loss when the contract carrying amount is greater than the remaining consideration expected less the remaining costs of providing services. Contract assets have increased from December 31, 2018 primarily due to new contracts entered into in the nine months ended September 30, 2019 where the Company’s right to bill is contingent upon achievement of contractual milestones.

Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased from December 31, 2018 primarily due to the acquisition of test IO on April 30, 2019. During the three and nine months ended September 30, 2019, the Company recognized $140 and $3,801, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2018.

9.	STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income and comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues (exclusive of depreciation and amortization)	$7,580	$7,492	$27,841	$22,835
Selling, general and administrative expenses	7,891	7,838	25,183	23,901
Total	$15,471	$15,330	$53,024	$46,736

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2019	4,082,944	$44.54
Options granted	131,849	$169.13
Options modified	17,871	$163.55
Options exercised	(668,339)	$43.09
Options forfeited/cancelled	(10,701)	$97.83
Options outstanding at September 30, 2019	3,553,624	$49.87	$470,672	4.9

Options vested and exercisable at September 30, 2019	3,129,141	$41.01	$442,179	4.5
Options expected to vest at September 30, 2019	397,070	$114.20	$27,050	8.3

As of September 30, 2019, $13,619 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2019:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2019	793	$63.10	797,903	$92.13	302,967	$83.99
Awards granted	9,394	$167.18	282,628	$170.25	55,912	$170.12
Awards modified	—	$—	6,897	$170.74	668	$168.36
Awards vested	(396)	$63.10	(273,119)	$86.38	(110,012)	$80.34
Awards forfeited/cancelled	—	$—	(35,004)	$111.93	(4,856)	$94.73
Unvested service-based awards outstanding at September 30, 2019	9,791	$162.96	779,305	$122.28	244,679	$105.33

As of September 30, 2019, $1,540 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years. During the third quarter of 2019, in connection with one of the Other 2019 Acquisitions, the Company issued 9,394 shares of service-based restricted stock. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
As of September 30, 2019, $70,990 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years. During the first nine months of 2019, 21,933 RSUs were granted in connection with acquisition of businesses. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
As of September 30, 2019, $28,764 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years. During the third quarter of 2019, in connection with one of the Other 2019 Acquisitions, the Company issued 7,280 shares of service-based liability-classified cash-settled RSUs. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
The liability associated with the service-based liability-classified RSUs as of September 30, 2019 and December 31, 2018, was $13,427 and $9,920, respectively, and was classified as Deferred compensation due to employees in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the nine months ended September 30, 2019:

	Equity-Classified Equity-Settled Restricted Stock Units		Equity-Classified Equity-Settled Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2019	29,592	$121.75	—	$—
Awards granted	—	$—	9,393	$165.87
Awards modified	(29,592)	$121.75	—	$—
Unvested performance-based awards outstanding at September 30, 2019	—	$—	9,393	$165.87
During the first quarter of 2019, the Company and holders of the unvested performance-based equity-classified RSUs mutually agreed to cancel the performance-based RSU awards and the Company issued service-based stock option and RSU awards with four-year vesting terms to those same recipients. As of September 30, 2019, there is no remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs.
During the third quarter of 2019, in connection with one of the Other 2019 Acquisitions, the Company issued 9,393 shares of performance-based restricted stock, subject to attainment of specified performance targets in the 12 months and 24 months after the acquisition date. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions. As of September 30, 2019, $1,041 of total remaining unrecognized stock-based compensation cost related to performance-based restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 3.9 years.

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
The Company’s worldwide effective tax rates for the three months ended September 30, 2019 and 2018 were 16.2% and 0.6%, respectively, and 13.1% and (5.4)% during the nine months ended September 30, 2019 and 2018, respectively.
The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $4,228 and $6,067 during the three months ended September 30, 2019 and 2018, respectively, and $20,482 and $16,197 during the nine months ended September 30, 2019 and 2018, respectively.
The interim provision for/(benefit from) income taxes in the three months ended September 30, 2018 was unfavorably impacted by the recognition of $252 of net deferred tax liabilities and the interim provision for/(benefit from) income taxes in the nine months ended September 30, 2018 was favorably impacted by the recognition of $25,088 of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of its foreign subsidiaries as disregarded for U.S. income tax purposes. In addition, the interim provision for/(benefit from) income taxes in the three and nine months ended September 30, 2018 was favorably impacted by net provisional reductions of $7,053 and $4,896 in income taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax imposed by the Tax Cuts and Jobs Act (“U.S. Tax Act”).

11.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of computing basic earnings per share, any nonvested shares of restricted stock that have been issued by the Company and are contingently returnable to the Company are excluded from the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock and unvested equity-settled RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$67,002	$65,618	$186,533	$180,291
Numerator for basic and diluted earnings per share	$67,002	$65,618	$186,533	$180,291

Denominator:
Weighted average common shares for basic earnings per share	54,877,666	53,851,865	54,603,903	53,485,339
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,966,689	3,111,002	2,963,436	3,114,299
Weighted average common shares for diluted earnings per share	57,844,355	56,962,867	57,567,339	56,599,638

Net income per share:
Basic	$1.22	$1.22	$3.42	$3.37
Diluted	$1.16	$1.15	$3.24	$3.19

The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 143,617 and 112,757 during the three and nine months ended September 30, 2019, respectively. The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 157,316 and 121,896 during the three and nine months ended September 30, 2018, respectively.

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
Building Acquisition Commitments — During the third quarter of 2019, the Company entered into agreements to purchase office space in Ukraine and Belarus intended to support the delivery centers in those countries. The Belarus agreement is subject to ordinary closing conditions and requires the Company to pay $22,680 in cash including VAT to the sellers, $1,000 of which has been paid as of September 30, 2019 and is classified as Other noncurrent assets in the condensed consolidated balance sheets. The Company completed the acquisition of the Belarus office space on November 1, 2019. The Ukraine agreement is subject to completion of construction and other ordinary closing conditions and requires the Company to pay approximately $48,900 in cash including VAT to the sellers, $12,000 of which has been paid as of September 30, 2019 and is classified as Other noncurrent assets in the condensed consolidated balance sheets.

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

Revenues from external customers and operating profit, before unallocated expenses, by reportable segments for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment revenues:
North America	$358,987	$280,838	$1,000,715	$769,137
Europe	205,123	171,482	596,798	516,320
Russia	24,164	16,208	63,945	53,374
Total segment revenues	$588,274	$468,528	$1,661,458	$1,338,831
Segment operating profit:
North America	$79,310	$60,763	$213,114	$155,944
Europe	27,550	28,871	87,014	84,329
Russia	5,524	543	11,765	8,211
Total segment operating profit	$112,384	$90,177	$311,893	$248,484

Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three and nine months ended September 30, 2019 and 2018. Accounts receivable and unbilled revenues are generally dispersed across the Company’s customers in proportion to their revenues. There were no customers individually exceeding 10% of total accounts receivable and unbilled revenues as of September 30, 2019 and December 31, 2018.
Reconciliation of segment revenues to consolidated revenues and segment operating profit to consolidated income before provision for/(benefit from) income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total segment revenues	$588,274	$468,528	$1,661,458	$1,338,831
Other income included in segment revenues	(171)	(342)	(435)	(850)
Revenues	$588,103	$468,186	$1,661,023	$1,337,981

Total segment operating profit:	$112,384	$90,177	$311,893	$248,484
Unallocated amounts:
Other income included in segment revenues	(171)	(342)	(435)	(850)
Stock-based compensation expense	(15,471)	(15,330)	(53,024)	(46,736)
Non-corporate taxes	(3,960)	(2,063)	(8,126)	(7,041)
Professional fees	(1,502)	(1,420)	(3,826)	(4,736)
Depreciation and amortization expense	(2,585)	(2,011)	(7,328)	(5,754)
Bank charges	(645)	(782)	(1,937)	(1,950)
One-time charges and other acquisition-related expenses	(1,142)	(155)	(2,503)	(2,016)
Other operating expenses	(6,343)	(3,514)	(16,609)	(11,907)
Income from operations	80,565	64,560	218,105	167,494
Interest and other income, net	2,509	1,941	6,775	2,442
Foreign exchange (loss)/gain	(3,105)	(514)	(10,151)	1,069
Income before provision for/(benefit from) income taxes	$79,969	$65,987	$214,729	$171,005

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of September 30, 2019	As of December 31, 2018
Belarus	$48,521	$50,085
Ukraine	16,077	8,433
United States	13,934	13,101
Russia	12,514	9,902
India	6,742	7,019
Hungary	3,329	3,168
China	3,132	2,651
Poland	2,900	2,637
Other	8,172	5,650
Total	$115,321	$102,646

The table below presents information about the Company’s revenues by customer location for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$340,803	$266,065	$959,471	$736,579
United Kingdom	74,992	50,482	209,773	152,315
Switzerland	38,781	35,524	110,378	105,396
Russia	23,668	15,609	62,020	51,930
Netherlands	22,161	17,031	63,816	51,934
Germany	20,940	20,732	59,716	60,331
Canada	17,582	18,008	50,339	51,391
Other	49,176	44,735	145,510	128,105
Total	$588,103	$468,186	$1,661,023	$1,337,981

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
Year-to-Date 2019 Developments and Trends
For the first nine months of 2019, our revenues were $1,661.0 million, an increase of 24.1% over $1,338.0 million reported for the same period of 2018, reflecting continued execution of our strategy. Our account management teams work to expand the scope and size of our engagements with existing customers while at the same time we grow our customer base through our business development efforts and our strategic acquisitions.
We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings. Our performance remained strong across our key verticals, with our largest vertical, Financial Services, contributing 21.9% of total revenues for the first nine months of 2019.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands, except per share data and percentages)
Revenues	$588,103	100.0%	$468,186	100.0%	$1,661,023	100.0%	$1,337,981	100.0%
Income from operations	$80,565	13.7%	$64,560	13.8%	$218,105	13.1%	$167,494	12.5%
Net income	$67,002	11.4%	$65,618	14.0%	$186,533	11.2%	$180,291	13.5%
Effective tax rate	16.2%		0.6%		13.1%		(5.4)%
Diluted earnings per share	$1.16		$1.15		$3.24		$3.19
The key highlights of our consolidated results for the three and nine months ended September 30, 2019, as compared to the corresponding periods of 2018, were as follows:

•
Revenues for the third quarter of 2019 were $588.1 million, or a 25.6% increase from $468.2 million reported in the same period last year. The third quarter of 2019 was negatively impacted by $7.3 million or 1.6% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Acquisitions completed within the prior 12 months contributed $7.5 million to our increase in revenues for the third quarter of 2019. Revenues for the first nine months of 2019 were $1,661.0 million, or a 24.1% increase from $1,338.0 million reported in the corresponding period last year. The first nine months of 2019 were negatively impacted by $27.7 million or 2.1% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Acquisitions completed within the prior 12 months contributed $15.3 million to our increase in revenues for the nine months ended September 30, 2019.

•
Income from operations grew 24.8% and 30.2% to $80.6 million and $218.1 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. Expressed as a percentage of revenues, income from operations for the third quarter of 2019 was 13.7% compared to 13.8% in the third quarter last year and 13.1% and 12.5% for the first nine months of 2019 and 2018, respectively. The increase as a percentage of revenues for the first nine months of 2019 was primarily driven by lower selling, general and administrative expenses as a percentage of revenues as compared to the same period last year.

•
Our effective tax rate was 13.1% in the first nine months of 2019 compared to (5.4)% in the corresponding period last year. The interim benefit from income taxes in the nine months ended September 30, 2018 was favorably impacted by the recognition of $25.1 million of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of its foreign subsidiaries as disregarded for U.S. income tax purposes.

•
Net income increased 2.1% to $67.0 million for the three months ended September 30, 2019, compared to $65.6 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 11.4%, a decrease of 2.6% compared to 14.0% reported in the corresponding period of 2018. This trend is largely driven by the lower effective tax rate during the third quarter of 2018. Net income grew 3.5% during the nine months ended September 30, 2019 as compared to the corresponding period last year primarily due to the improvement in income from operations partially offset by the increase in our effective tax rate.

•	Diluted earnings per share was $1.16 and $3.24 for the three and nine months ended September 30, 2019, an increase of $0.01 and $0.05 compared to the corresponding periods last year.

•
Cash provided by operating activities was $162.9 million during the nine months ended September 30, 2019 as compared to cash provided by operating activities of $169.1 million in the corresponding period last year.

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
Other than as discussed below, during the three and nine months ended September 30, 2019, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands, except percentages and per share data)
Revenues	$588,103	100.0%	$468,186	100.0%	$1,661,023	100.0%	$1,337,981	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	377,525	64.2%	301,081	64.3%	1,078,129	64.9%	867,890	64.9%
Selling, general and administrative expenses(2)	118,886	20.2%	93,226	19.9%	332,434	20.0%	276,140	20.6%
Depreciation and amortization expense	11,127	1.9%	9,319	2.0%	32,355	2.0%	26,457	2.0%
Income from operations	80,565	13.7%	64,560	13.8%	218,105	13.1%	167,494	12.5%
Interest and other income, net	2,509	0.4%	1,941	0.4%	6,775	0.4%	2,442	0.2%
Foreign exchange (loss)/gain	(3,105)	(0.5)%	(514)	(0.1)%	(10,151)	(0.6)%	1,069	0.1%
Income before provision for/(benefit from) income taxes	79,969	13.6%	65,987	14.1%	214,729	12.9%	171,005	12.8%
Provision for/(benefit from) income taxes	12,967	2.2%	369	0.1%	28,196	1.7%	(9,286)	(0.7)%
Net income	$67,002	11.4%	$65,618	14.0%	$186,533	11.2%	$180,291	13.5%

Effective tax rate	16.2%		0.6%		13.1%		(5.4)%
Diluted earnings per share	$1.16		$1.15		$3.24		$3.19

(1)
Includes $7,580 and $7,492 of stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively, and $27,841 and $22,835 of stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Includes $7,891 and $7,838 of stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively, and $25,183 and $23,901 of stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

Consolidated Results Review
Revenues
During the three months ended September 30, 2019, our total revenues grew 25.6% over the corresponding period in 2018 to $588.1 million. This growth results from our ability to retain existing customers and increase the level of services we provide to them and our ability to produce revenues from new customer relationships. Continuing diversification of our client portfolio is demonstrated by revenues from our top five, top ten and top twenty customers representing a smaller percentage of total revenues for the three months ended September 30, 2019 as compared to the same period last year. Revenues during the three months ended September 30, 2019 as compared to the corresponding period last year have been positively impacted from the acquisitions completed in the prior 12 months, which contributed $7.5 million to our revenue growth, and negatively impacted by the fluctuations in foreign currencies, which reduced our revenue growth by 1.6%.
During the nine months ended September 30, 2019, our total revenues grew 24.1% over the corresponding period in 2018. Acquisitions completed within the prior 12 months contributed $15.3 million to total revenues for the nine months ended September 30, 2019 while fluctuations in foreign currencies reduced our revenue growth by 2.1%.

Revenues by customer location for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands, except percentages)
North America	$358,401	60.9%	$284,077	60.7%	$1,009,841	60.8%	$787,974	58.9%
Europe	189,312	32.2%	152,235	32.5%	540,165	32.5%	455,124	34.0%
CIS(1)	26,501	4.5%	18,534	4.0%	69,766	4.2%	59,725	4.5%
APAC(2)	13,889	2.4%	13,340	2.8%	41,251	2.5%	35,158	2.6%
Revenues	$588,103	100.0%	$468,186	100.0%	$1,661,023	100.0%	$1,337,981	100.0%

(1)	CIS includes revenues from customers in Belarus, Kazakhstan, Russia and Ukraine.

(2)	APAC, which stands for Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
During the three and nine months ended September 30, 2019, the United States continued to be our largest customer location, with revenues increasing 28.1% to $340.8 million during the third quarter of 2019 from $266.1 million in the third quarter of 2018. During the nine months ended September 30, 2019, revenues in the United States grew 30.3% to $959.5 million compared to $736.6 million in the same period of the prior year.
Revenues in the North American geography were negatively impacted by the reassignment of a certain customer’s revenues to the European geography as a result of a change in location where we serve that customer, along with a change in managerial responsibility for the customer relationship. Without this reassignment, revenue growth in North America would have been 32.7% and 33.8% for the three and nine months ended September 30, 2019, respectively, compared to the same periods from the previous year.
The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and Netherlands, contributing $75.0 million, $38.8 million and $22.2 million, respectively, during the three months ended September 30, 2019. Revenues from customers in these three countries were $50.5 million, $35.5 million, and $17.0 million, respectively, in the corresponding period last year. During the nine months ended September 30, 2019, United Kingdom, Switzerland and Netherlands performed as Europe’s top revenue generating locations and contributed $209.8 million, $110.4 million, and $63.8 million, respectively, compared to $152.3 million, $105.4 million, and $51.9 million in the corresponding period last year, respectively. Revenues in the European geography were negatively impacted by a weakening of the euro and British pound relative to the U.S. dollar during the three and nine months ended September 30, 2019 compared to the same periods in the previous year.
Revenues in the European geography benefited from the reassignment of a certain customer’s revenues from North America as a result of a change in location where we serve that customer along with a change in managerial responsibility for the customer relationship. Without this reassignment, revenue growth in Europe would have been 12.2% and 9.0% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year.
During the three months ended September 30, 2019, revenues in the CIS geography included $23.7 million from customers in Russia, an increase of $8.1 million over the corresponding period of 2018. During the three months ended September 30, 2019, revenues in the CIS geography benefited from the timing of revenue recognition associated with the execution of contracts as compared to the same period in the previous year. During the nine months ended September 30, 2019, customers in Russia comprised $62.0 million of the revenues in the CIS geography, an increase of $10.1 million over the corresponding period of 2018.
During the three and nine months ended September 30, 2019, revenues from the customers in the APAC region increased by $0.5 million, or 4.1%, and $6.1 million, or 17.3%, respectively, over the corresponding periods of 2018.

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
During the three months ended September 30, 2019, cost of revenues (exclusive of depreciation and amortization) was $377.5 million representing an increase of 25.4% from $301.1 million in the corresponding period of 2018. The increase was primarily due to an increase in compensation costs largely driven by the 22.9% growth in the average number of production professionals during the three months ended September 30, 2019 as compared to the same period in 2018, partially offset by a 1.5% favorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) remained stable at 64.2% and 64.3% in the third quarter of 2019 and 2018, respectively.
During the nine months ended September 30, 2019, cost of revenues (exclusive of depreciation and amortization) was $1,078.1 million representing an increase of 24.2% from $867.9 million in the corresponding period of 2018. The increase was primarily due to an increase in compensation costs largely driven by the 20.7% growth in the average number of production professionals and a higher level of accrued variable compensation during the first nine months of 2019 as compared to the same period in 2018, partially offset by a 2.5% favorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) remained stable at 64.9% for the first nine months of 2019 and 2018.
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
During the three months ended September 30, 2019, selling, general and administrative expenses were $118.9 million representing an increase of 27.5% as compared to $93.2 million in the corresponding period of 2018. The increase in selling, general and administrative expenses was primarily driven by a $12.7 million increase in personnel-related costs including stock-based compensation, talent acquisition and development expenses and a $7.6 million increase in facilities and infrastructure-related expenses to support our growth. Expressed as a percentage of revenues, selling, general and administrative expenses increased 0.3% to 20.2% for the three months ended September 30, 2019 as compared to the same period from the prior year, largely driven by higher facilities and infrastructure-related expenses as a percentage of revenues.
During the nine months ended September 30, 2019, selling, general and administrative expenses were $332.4 million representing an increase of 20.4% as compared to $276.1 million reported in the corresponding period of 2018. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 0.6% to 20.0% for the nine months ended September 30, 2019 as compared to the same period from the prior year. The decrease was primarily driven by the slower growth of 19.6% in personnel-related costs, including stock-based compensation expense, as compared to revenue growth of 24.1%.

Depreciation and Amortization Expense
During the three and nine months ended September 30, 2019, depreciation and amortization expense was $11.1 million and $32.4 million, respectively, as compared to $9.3 million and $26.5 million, respectively, in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees and amortization of acquired intangible assets, all of which have finite useful lives. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent during the three and nine months ended September 30, 2019 as compared to the corresponding periods of 2018.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and employee housing loans, gains and losses from certain financial instruments, interest expense related to our revolving credit facility and changes in the fair value of contingent consideration. There were no material changes in interest and other income, net during the three and nine months ended September 30, 2019 as compared to the same period in 2018.
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
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our effective tax rate was 16.2% and 13.1% for the three and nine months ended September 30, 2019, respectively, and 0.6% and (5.4)%, respectively, for the three and nine months ended September 30, 2018.
Our effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $4.2 million and $20.5 million during the three and nine months ended September 30, 2019, respectively, and $6.1 million and $16.2 million during the three and nine months ended September 30, 2018, respectively.
The interim provision for/(benefit from) income taxes in the three months ended September 30, 2018 was unfavorably impacted by the recognition of $0.3 million of net deferred tax liabilities and the interim provision for/(benefit from) income taxes in the nine months ended September 30, 2018 was favorably impacted by the recognition of $25.1 million of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of our foreign subsidiaries as disregarded for U.S. income tax purposes. In addition, the interim provision for/(benefit from) income taxes in the three and nine months ended September 30, 2018 was favorably impacted by net provisional reductions of $7.1 million and $4.9 million, respectively, in income taxes payable associated with the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax imposed by the Tax Cuts and Jobs Act (“U.S. Tax Act”).
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
Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Segment revenues:
North America	$358,987	$280,838	$1,000,715	$769,137
Europe	205,123	171,482	596,798	516,320
Russia	24,164	16,208	63,945	53,374
Total segment revenues	$588,274	$468,528	$1,661,458	$1,338,831
Segment operating profit:
North America	$79,310	$60,763	$213,114	$155,944
Europe	27,550	28,871	87,014	84,329
Russia	5,524	543	11,765	8,211
Total segment operating profit	$112,384	$90,177	$311,893	$248,484
North America Segment
During the three months ended September 30, 2019, revenues for the North America segment increased $78.1 million, or 27.8%, compared to the same period last year and segment operating profit increased $18.5 million, or 30.5%, compared to the same period last year. During the three months ended September 30, 2019, revenues from our North America segment were 61.0% of total segment revenues, an increase from 59.9% reported in the corresponding period of 2018. The North America segment’s operating profit margin increased to 22.1% during the third quarter of 2019 from 21.6% in the third quarter of 2018. This increase is primarily attributable to a one-time benefit from the timing of certain revenue recognition.
During the nine months ended September 30, 2019, revenues for the North America segment increased $231.6 million, or 30.1%, compared to the same period last year and segment operating profit increased $57.2 million, or 36.7%, compared to the same period last year. During the nine months ended September 30, 2019 and 2018, revenues from our North America segment were 60.2% and 57.4% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin increased to 21.3% during the nine months ended September 30, 2019 from 20.3% in the corresponding period of 2018.
Revenues were negatively impacted by the reassignment of a certain customer to the Europe segment from the North America segment as a result of a change in managerial responsibility. Without this reassignment, North America segment growth would have been 34.4% and 35.8% for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods of 2018.

The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$90,880	$68,572	$22,308	32.5%	$255,601	$193,672	$61,929	32.0%
Business Information & Media	65,153	64,152	1,001	1.6%	189,854	181,021	8,833	4.9%
Life Sciences & Healthcare	60,049	39,550	20,499	51.8%	164,492	99,893	64,599	64.7%
Travel & Consumer	51,476	45,690	5,786	12.7%	146,654	133,481	13,173	9.9%
Financial Services	50,510	30,488	20,022	65.7%	132,435	79,176	53,259	67.3%
Emerging Verticals	40,919	32,386	8,533	26.3%	111,679	81,894	29,785	36.4%
Revenues	$358,987	$280,838	$78,149	27.8%	$1,000,715	$769,137	$231,578	30.1%
Software & Hi-Tech remained the largest industry vertical in the North America segment during the third quarter of 2019. It grew 32.5% and 32.0% during the three and nine months ended September 30, 2019, as compared to the corresponding periods from the prior year, which was a result of the continued focus on working with our technology customers. The revenues from Financial Services and Life Sciences and Healthcare each grew in excess of 50% during the three and nine months ended September 30, 2019 compared to the same period in the prior year. The revenues from Business Information & Media grew 1.6% and 4.9% during the three and nine months ended September 30, 2019 as compared to the corresponding period from the prior year and were adversely impacted by the reassignment of a certain customer to the Europe segment. Without this reassignment, the Business Information & Media vertical would have grown 30.3% and 29.3% during the three and nine months ended September 30, 2019, respectively.
Europe Segment
During the three months ended September 30, 2019, Europe’s segment revenues were $205.1 million, representing an increase of $33.6 million, or 19.6%, from the same period last year. Revenues were negatively impacted by changes in foreign currency exchange rates during the third quarter of 2019. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2018, we would have reported revenue growth of 23.6%. Europe’s segment revenues accounted for 34.9% and 36.6% of total segment revenues during the three months ended September 30, 2019 and 2018, respectively. During the third quarter of 2019, the segment’s operating profit decreased $1.3 million, or 4.6%, to $27.6 million from the third quarter of 2018 primarily due to a change in the estimate of variable consideration associated with a single customer and the negative impact of changes in foreign currency exchange rates during the period.
During the nine months ended September 30, 2019, revenues for the Europe segment increased $80.5 million, or 15.6%, compared to the same period last year and segment operating profit increased $2.7 million, or 3.2%, compared to the same period last year. During the nine months ended September 30, 2019 and 2018, revenues from our Europe segment were 35.9% and 38.6% of total segment revenues, respectively. As a percentage of Europe segment revenues, the Europe segment’s operating profit decreased to 14.6% during the nine months ended September 30, 2019 from 16.3% in the corresponding period of 2018.
Revenues benefited from the reassignment of a certain customer to the Europe segment from the North America segment as a result of a change in managerial responsibility. Without this reassignment, Europe segment growth would have been 8.9% and 7.0% for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods of 2018.

The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$61,189	$61,713	$(524)	(0.8)%	$182,143	$190,027	$(7,884)	(4.1)%
Travel & Consumer	57,780	53,634	4,146	7.7%	169,157	155,208	13,949	9.0%
Business Information & Media	40,624	17,650	22,974	130.2%	108,852	54,637	54,215	99.2%
Software & Hi-Tech	16,952	19,035	(2,083)	(10.9)%	56,764	59,186	(2,422)	(4.1)%
Life Sciences & Healthcare	6,713	5,078	1,635	32.2%	16,176	15,550	626	4.0%
Emerging Verticals	21,865	14,372	7,493	52.1%	63,706	41,712	21,994	52.7%
Revenues	$205,123	$171,482	$33,641	19.6%	$596,798	$516,320	$80,478	15.6%
The Europe segment benefited from strong growth of the Business Information & Media vertical of 130.2% and 99.2% during the three and nine months ended September 30, 2019, as compared to corresponding periods of 2018. This is primarily due to the reassignment of a certain customer to the Europe segment from the North America segment as a result of a change in managerial responsibility. Without this reassignment, Business Information & Media growth would have been 25.6% and 18.4% for the three and nine months ended September 30, 2019, respectively. Financial Services remained the largest industry vertical in the Europe segment during the three and nine months ended September 30, 2019. Revenues in Financial Services decreased during the three and nine months ended September 30, 2019 as compared to the corresponding periods of 2018 primarily due to slower demand for our services by certain banks in Europe. Revenues in Software & Hi-Tech also decreased during the three and nine months ended September 30, 2019 as compared to the corresponding periods of 2018 primarily due to a change in the estimate of variable consideration associated with a single customer.
Russia Segment
During the three months ended September 30, 2019, revenues from our Russia segment accounted for 4.1% of total segment revenues and increased $8.0 million, or 49.1%, as compared to the corresponding period in the prior year. During the three months ended September 30, 2019, operating profit of the Russia segment was $5.5 million, representing an increase of $5.0 million, or 917.3%, as compared to the corresponding period last year. During the three months ended September 30, 2019, Russia segment revenues benefited by $3.4 million due to the timing of revenue recognition associated with the execution of contracts.
During the nine months ended September 30, 2019, revenues from our Russia segment increased $10.6 million, or 19.8%, as compared to the corresponding period of 2018 and accounted for 3.8% of total segment revenues. During the nine months ended September 30, 2019, operating profit of the Russia segment was $11.8 million, representing an increase of $3.6 million, or 43.3%, as compared to the corresponding period last year.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$18,760	$12,786	$5,974	46.7%	$49,801	$43,102	$6,699	15.5%
Travel & Consumer	3,171	1,891	1,280	67.7%	8,056	5,356	2,700	50.4%
Software & Hi-Tech	552	569	(17)	(3.0)%	1,470	1,957	(487)	(24.9)%
Business Information & Media	22	—	22	100.0%	266	—	266	100.0%
Life Sciences & Healthcare	7	12	(5)	(41.7)%	73	12	61	508.3%
Emerging Verticals	1,652	950	702	73.9%	4,279	2,947	1,332	45.2%
Revenues	$24,164	$16,208	$7,956	49.1%	$63,945	$53,374	$10,571	19.8%

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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of September 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $853.2 million as well as $274.7 million of available borrowings under our revolving credit facility.
We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability. Banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities are not insured. As of September 30, 2019, the total amount of cash held in these countries was $233.1 million and of this amount, $174.7 million was located in Belarus.
As of September 30, 2019, we had $274.7 million available for borrowing under our revolving credit facility and outstanding debt of $25.0 million. As of September 30, 2019, we were in compliance with all covenants specified under the credit facility and anticipate being in compliance for the foreseeable future. See Note 7 “Long-Term Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our long-term debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$162,866	$169,088
Net cash used in investing activities	(87,582)	(77,833)
Net cash provided by financing activities	13,147	20,851
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,753)	(8,660)
Net increase in cash, cash equivalents and restricted cash	82,678	103,446
Cash, cash equivalents and restricted cash, beginning of period	771,711	582,855
Cash, cash equivalents and restricted cash, end of period	$854,389	$686,301

Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2019 was $162.9 million compared to $169.1 million provided by operating activities in the corresponding period of 2018. Cash flows from operating activities in the first nine months of the year are impacted by annual payments of variable compensation related to the prior performance year.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2019 was $87.6 million compared to $77.8 million used in the same period in 2018. During the first nine months of 2019, the cash used in investing activities was primarily attributable to capital expenditures of $52.3 million and acquisitions of businesses net of cash acquired of $28.7 million. During the first nine months of 2018 cash used for capital expenditures was $27.5 million and $50.3 million was used to fund the acquisition of Continuum.
Financing Activities
Net cash provided by financing activities was $13.1 million in the first nine months of 2019 compared to $20.9 million in the same period of 2018. During the first nine months of 2019, net cash received from the exercises of stock options issued under our long-term incentive plans was $28.8 million compared to $32.0 million received in the corresponding period of 2018. These cash inflows were partially offset by payments for the withholding taxes related to net share settlements of restricted stock units of $14.5 million in the first nine months of 2019, compared to $7.1 million paid in corresponding period of 2018.
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
See Note 12 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Contractual Obligations and Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding contractual obligations.
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
We maintain our cash and cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk and we do not anticipate non-performance by the counterparties. We have cash in banks in countries such as Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability. Banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of September 30, 2019, $233.1 million of our total cash was kept in banks in these countries, of which $174.7 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for operational needs and cash balances in those banks move with the needs of those entities.
Accounts receivable and unbilled revenues are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited. There were no customers individually exceeding 10% of our accounts receivable, unbilled revenues or total revenues as of and for the three and nine months ended September 30, 2019.
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
During the quarter ended September 30, 2019, foreign exchange loss was $3.1 million compared to a loss of $0.5 million reported in the corresponding period last year. During the nine months ended September 30, 2019, foreign exchange loss was $10.2 million compared to a gain of $1.1 million in the corresponding period last year.
During the quarter ended September 30, 2019, approximately 31.7% of consolidated revenues and 38.3% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of September 30, 2019, the net unrealized loss from these hedges was $0.1 million.
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
During the third quarter of 2019, we reported revenue growth of 25.6% over the third quarter of 2018. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2018, we would have reported revenue growth of 27.2%. The revenues have been mainly impacted from the depreciation of the euro and British pound relative to the U.S. dollar. During the third quarter of 2019, we reported a net income increase of 2.1% over the third quarter of 2018. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2018, we would have reported a net income increase of 3.5%. Net income has been most positively impacted by depreciation of the Hungarian forint and Polish zloty relative to the U.S. dollar partially offset by the depreciation of the euro and British pound relative to the U.S. dollar.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s acquisition of all of the outstanding equity of Axsphère SAS (“Axsphere”), one of the Other 2019 Acquisitions, on September 3, 2019, the Company issued 18,787 shares of common stock to the Axsphere seller under the terms of the purchase agreement. Of these issued shares, 4,757 shares were immediately transferred to the seller and accounted for as service-based stock-based compensation expense; 4,637 shares were deposited in an escrow account to satisfy certain potential indemnification claims and were accounted for as service-based stock-based compensation; and 9,393 shares were deposited in an escrow account and will be released upon achievement of certain performance metrics and are accounted for as performance-based stock-based compensation. All of the shares of common stock issued in connection with these transactions are restricted securities (as defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”)). No underwriter was involved in these transactions and no underwriting commissions were paid. The transactions were exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act, since such transactions did not involve any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2019

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)