Form 10-Q
period 2020-03-31
EPAM Systems, Inc.
filed 2020-05-07
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2020
Common Stock, par value $0.001 per share	55,639,436 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	As of March 31, 2020	As of December 31, 2019
Assets
Current assets
Cash and cash equivalents	$916,253	$936,552
Trade receivables and contract assets, net of allowance of $5,356 and $2,920, respectively	542,698	497,716
Prepaid and other current assets	48,786	39,943
Total current assets	1,507,737	1,474,211
Property and equipment, net	164,671	165,259
Operating lease right-of-use assets	243,671	238,991
Intangible assets, net	58,676	56,258
Goodwill	198,534	195,043
Deferred tax assets	79,044	75,013
Other noncurrent assets	59,548	39,433
Total assets	$2,311,881	$2,244,208

Liabilities
Current liabilities
Accounts payable	$5,232	$7,831
Accrued compensation and benefits expenses	250,560	230,035
Accrued expenses and other current liabilities	66,434	82,476
Income taxes payable, current	6,987	9,064
Operating lease liabilities, current	60,108	57,542
Total current liabilities	389,321	386,948
Long-term debt	25,046	25,074
Income taxes payable, noncurrent	45,847	45,878
Operating lease liabilities, noncurrent	189,312	180,848
Other noncurrent liabilities	14,873	9,315
Total liabilities	664,399	648,063
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 55,608,835 and 55,207,446 shares issued, 55,589,100 and 55,187,711 shares outstanding at March 31, 2020 and December 31, 2019, respectively	56	55
Additional paid-in capital	610,579	607,051
Retained earnings	1,106,285	1,020,590
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(69,261)	(31,374)
Total stockholders’ equity	1,647,482	1,596,145
Total liabilities and stockholders’ equity	$2,311,881	$2,244,208

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$651,359	$521,333
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	423,802	344,689
Selling, general and administrative expenses	125,108	101,786
Depreciation and amortization expense	14,940	10,200
Income from operations	87,509	64,658
Interest and other income, net	2,386	3,076
Foreign exchange gain/(loss)	6,524	(3,484)
Income before provision for income taxes	96,419	64,250
Provision for income taxes	10,854	3,496
Net income	$85,565	$60,754
Foreign currency translation adjustments, net of tax	(28,519)	2,943
Unrealized (loss)/gain on cash-flow hedging instruments, net of tax	(9,368)	3,100
Comprehensive income	$47,678	$66,797

Net income per share:
Basic	$1.55	$1.12
Diluted	$1.47	$1.06
Shares used in calculation of net income per share:
Basic	55,286,747	54,245,133
Diluted	58,142,570	57,236,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2020	55,187,711	$55	$607,051	$1,020,590	19,735	$(177)	$(31,374)	$1,596,145
Restricted stock units vested	273,904	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(89,990)	—	(15,822)	—	—	—	—	(15,822)
Stock-based compensation expense	—	—	12,210	—	—	—	—	12,210
Proceeds from stock option exercises	217,475	1	7,140	—	—	—	—	7,141
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(28,519)	(28,519)
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	(9,368)	(9,368)
Cumulative effect of adoption of ASU 2016-13	—	—	—	130	—	—	—	130
Net income	—	—	—	85,565	—	—	—	85,565
Balance, March 31, 2020	55,589,100	$56	$610,579	$1,106,285	19,735	$(177)	$(69,261)	$1,647,482

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2019	54,080,192	$54	$544,700	$759,533	19,735	$(177)	$(41,514)	$1,262,596
Restricted stock units vested	242,414	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(81,562)	—	(13,483)	—	—	—	—	(13,483)
Stock-based compensation expense	—	—	10,425	—	—	—	—	10,425
Proceeds from stock option exercises	323,464	—	11,890	—	—	—	—	11,890
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2,943	2,943
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	3,100	3,100
Net income	—	—	—	60,754	—	—	—	60,754
Balance, March 31, 2019	54,564,508	$54	$553,532	$820,287	19,735	$(177)	$(35,471)	$1,338,225

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$85,565	$60,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,940	10,200
Operating lease right-of-use assets amortization expense	16,816	12,187
Bad debt expense	2,719	(133)
Deferred taxes	8,288	846
Stock-based compensation expense	11,881	21,856
Other	5,893	520
Changes in assets and liabilities:
Trade receivables and contract assets	(51,423)	(48,343)
Prepaid and other assets	(9,746)	401
Accounts payable	(2,407)	(2,488)
Accrued expenses and other liabilities	5,437	(22,360)
Operating lease liabilities	(15,646)	(13,175)
Income taxes payable	(9,062)	(20,467)
Net cash provided by/(used in) operating activities	63,255	(202)
Cash flows from investing activities:
Purchases of property and equipment	(29,075)	(13,424)
Acquisition of business, net of cash acquired (Note 2)	(10,339)	—
Payments for cost method investments	(20,000)	(5,000)
Other investing activities, net	(71)	(136)
Net cash used in investing activities	(59,485)	(18,560)
Cash flows from financing activities:
Proceeds from stock option exercises	6,850	11,402
Payments of withholding taxes related to net share settlements of restricted stock units	(1,018)	(1,208)
Payment of contingent consideration for previously acquired business	(7,869)	—
Other financing activities, net	(9)	(13)
Net cash (used in)/provided by financing activities	(2,046)	10,181
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22,009)	548
Net decrease in cash, cash equivalents and restricted cash	(20,285)	(8,033)
Cash, cash equivalents and restricted cash, beginning of period	937,688	771,711
Cash, cash equivalents and restricted cash, end of period	$917,403	$763,678

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of March 31, 2020	As of December 31, 2019
Balance sheet classification
Cash and cash equivalents	$916,253	$936,552
Restricted cash in Other noncurrent assets	1,150	1,136
Total restricted cash	1,150	1,136
Total cash, cash equivalents and restricted cash	$917,403	$937,688

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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of EPAM have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”) and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The unaudited condensed consolidated financial statements include the financial statements of EPAM Systems, Inc. and its subsidiaries with all intercompany balances and transactions eliminated.
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, certain amounts recorded in the prior-period consolidated statement of cash flows presented have been reclassified to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows.
Measurement of Credit Losses on Financial Instruments — In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
The amendments in this update changed how companies measure and recognize credit impairment for many financial assets. The new credit loss model requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The Company adopted Topic 326, effective January 1, 2020, using a modified-retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. As a result of the adoption of Topic 326, the Company recorded an immaterial reduction to its allowance for doubtful accounts for trade receivables and contract assets.
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

2.	ACQUISITION
2020 Acquisition — During the three months ended March 31, 2020, the Company completed one acquisition with a purchase price of $14,663 including contingent consideration with a fair value of $4,042. The Company committed to making earnout payments with a maximum amount payable of $16,582 subject to attainment of specified performance targets in the first and second calendar years after the acquisition date. This acquisition increased EPAM’s software and service capabilities in financial services as well as added $6,300 of intangible assets, consisting mainly of customer relationships. Revenues generated by this acquisition totaled $1,043 during the three months ended March 31, 2020. Pro forma results of operations have not been presented because the effect of the acquisition on the Company’s condensed consolidated financial statements was not material.

3.	GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2020	$113,426	$80,873	$744	$195,043
Other 2019 acquisitions purchase accounting adjustments	210	(42)	20	188
2020 Acquisition	6,818	—	—	6,818
Effect of net foreign currency exchange rate changes	(373)	(3,078)	(64)	(3,515)
Balance as of March 31, 2020	$120,081	$77,753	$700	$198,534

There were no accumulated impairment losses in the North America or Europe reportable segments as of March 31, 2020 or December 31, 2019. The Russia segment had accumulated goodwill impairment losses of $2,241 as of March 31, 2020 and December 31, 2019.

4.	FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$55	$—	$55	$—
Total assets measured at fair value on a recurring basis	$55	$—	$55	$—

Foreign exchange derivative liabilities	$10,475	$—	$10,475	$—
Contingent consideration	5,705	—	—	5,705
Total liabilities measured at fair value on a recurring basis	$16,180	$—	$10,475	$5,705

	As of December 31, 2019
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,910	$—	$1,910	$—
Total assets measured at fair value on a recurring basis	$1,910	$—	$1,910	$—

Foreign exchange derivative liabilities	$243	$—	$243	$—
Contingent consideration	10,495	—	—	10,495
Total liabilities measured at fair value on a recurring basis	$10,738	$—	$243	$10,495

The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 5 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.
The fair value of the contingent consideration was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired business using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreement and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rate used to determine the fair value of contingent consideration for the 2020 Acquisition was 17.5%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s consolidated statement of income and comprehensive income.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration using significant unobservable inputs for the three months ended March 31, 2020 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2020	$10,495
Payment of contingent consideration for previously acquired business	(7,869)
Acquisition date fair value of contingent consideration — 2020 Acquisition (Note 2)	4,042
Changes in fair value of contingent consideration included in Interest and other income, net	(438)
Effect of net foreign currency exchange rate changes	(525)
Contingent consideration liabilities as of March 31, 2020	$5,705

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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Financial Assets:
Cash equivalents:
Money market funds	$334,194	$334,194	$334,194	$—	$—
Time deposits	2	2	—	2	—
Total cash equivalents	$334,196	$334,196	$334,194	$2	$—
Restricted cash	$1,150	$1,150	$1,150	$—	$—
Employee loans	$2,159	$2,159	$—	$—	$2,159
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,011	$25,011	$—	$25,011	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Financial Assets:
Cash equivalents:
Money market funds	$407,817	$407,817	$407,817	$—	$—
Time deposits	10,002	10,002	—	10,002	—
Total cash equivalents	$417,819	$417,819	$407,817	$10,002	$—
Restricted cash	$1,136	$1,136	$1,136	$—	$—
Employee loans	$2,434	$2,434	$—	$—	$2,434
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,017	$25,017	$—	$25,017	$—

5.	DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of March 31, 2020, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019 were as follows:

		As of March 31, 2020		As of December 31, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$55		$1,910
	Accrued expenses and other current liabilities		$10,475		$243

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
The changes in the fair value of foreign currency derivative instruments in our unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Foreign exchange forward contracts - Designated as hedging instruments:
Net (loss)/gain in fair value recognized in accumulated other comprehensive loss	$(12,087)	$3,999
Net loss reclassified from accumulated other comprehensive loss into cost of revenues (exclusive of depreciation and amortization)	$(660)	$(452)

6.	LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 years to 11.1 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three months ended March 31, 2020 and 2019.
During the three months ended March 31, 2020 and 2019, the components of lease expense were as follows:

		Three Months Ended March 31,
	Income Statement Classification	2020	2019
Operating lease cost	Selling, general and administrative expenses	$18,863	$13,719
Variable lease cost	Selling, general and administrative expenses	2,635	2,097
Short-term lease cost	Selling, general and administrative expenses	540	898
Total lease cost		$22,038	$16,714

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$16,891	$14,696
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,252	$12,825
Non-cash net increase/(decrease) due to lease modifications:
Operating lease right-of-use assets	$4,584	$(5,174)
Operating lease liabilities	$4,573	$(5,106)

Weighted average remaining lease term and discount rate as of March 31, 2020 and 2019 were as follows:

	As of March 31, 2020	As of March 31, 2019
Weighted average remaining lease term, in years:
Operating leases	6.0	5.9
Weighted average discount rate:
Operating leases	3.3%	4.0%

As of March 31, 2020, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2020 (excluding three months ended March 31, 2020)	$50,933
2021	59,351
2022	42,665
2023	31,190
2024	26,870
Thereafter	62,988
Total lease payments	273,997
Less: imputed interest	(24,577)
Total	$249,420

As of March 31, 2020, the Company had committed to payments of $13,727 related to operating lease agreements that had not yet commenced. These operating leases will commence during various dates during 2020 with lease terms ranging from 2.0 to 10.9 years. The Company did not have any material finance lease agreements that had not yet commenced.

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
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of March 31, 2020, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of March 31, 2020, the Company was in compliance with all covenants contained in the 2017 Credit Facility.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of March 31, 2020	As of December 31, 2019
Outstanding debt	$25,000	$25,000
Interest rate	1.9%	2.8%
Irrevocable standby letters of credit	$298	$303
Available borrowing capacity	$274,702	$274,697
Current maximum borrowing capacity	$300,000	$300,000

8.	REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$377,784	$10,419	$1,627	$389,830
Europe	10,332	212,722	3	223,057
CIS	2,554	12	22,294	24,860
APAC	432	13,180	—	13,612
Revenues	$391,102	$236,333	$23,924	$651,359

	Three Months Ended March 31, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$303,745	$12,891	$16	$316,652
Europe	4,747	168,620	141	173,508
CIS	1,739	13	16,422	18,174
APAC	458	12,541	—	12,999
Revenues	$310,689	$194,065	$16,579	$521,333
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$80,220	$58,146	$360	$138,726
Financial Services	47,868	67,594	16,181	131,643
Software & Hi-Tech	101,737	18,146	1,966	121,849
Travel & Consumer	54,724	61,067	3,739	119,530
Life Sciences & Healthcare	61,611	7,619	9	69,239
Emerging Verticals	44,942	23,761	1,669	70,372
Revenues	$391,102	$236,333	$23,924	$651,359

	Three Months Ended March 31, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$62,361	$32,531	$140	$95,032
Financial Services	38,394	61,835	13,032	113,261
Software & Hi-Tech	79,121	20,370	440	99,931
Travel & Consumer	47,000	55,202	2,124	104,326
Life Sciences & Healthcare	50,156	4,556	62	54,774
Emerging Verticals	33,657	19,571	781	54,009
Revenues	$310,689	$194,065	$16,579	$521,333

The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$357,263	$190,320	$13,596	$561,179
Fixed-price	31,855	45,255	8,821	85,931
Licensing	1,770	162	1,458	3,390
Other revenues	214	596	49	859
Revenues	$391,102	$236,333	$23,924	$651,359

	Three Months Ended March 31, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$284,725	$168,213	$11,272	$464,210
Fixed-price	24,740	25,246	5,287	55,273
Licensing	836	398	6	1,240
Other revenues	388	208	14	610
Revenues	$310,689	$194,065	$16,579	$521,333

Timing of Revenue Recognition
The following tables present the timing of revenue recognition for the periods indicated:

	Three Months Ended March 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$1,292	$162	$1,456	$2,910
Transferred over time	389,810	236,171	22,468	648,449
Revenues	$391,102	$236,333	$23,924	$651,359

	Three Months Ended March 31, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred at a point of time	$404	$47	$—	$451
Transferred over time	310,285	194,018	16,579	520,882
Revenues	$310,689	$194,065	$16,579	$521,333

During the three months ended March 31, 2020 the Company recognized $5,814 of revenues from performance obligations satisfied in previous periods compared to $1,704 during the three months ended March 31, 2019.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of March 31, 2020. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$14,332	$1,443	$—	$—	$15,775

The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of March 31, 2020	As of December 31, 2019
Contract assets included in Trade receivables and contract assets	$16,176	$14,320
Contract liabilities included in Accrued expenses and other current liabilities	$11,370	$9,132

Contract assets have not materially changed from December 31, 2019. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have not materially changed from December 31, 2019.

During the three months ended March 31, 2020, the Company recognized $6,537 of revenues that were included in Accrued expenses and other current liabilities at December 31, 2019. During the three months ended March 31, 2019, the Company recognized $3,051 of revenues that were included in Accrued expenses and other current liabilities at December 31, 2018.

9.	STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income and comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Cost of revenues (exclusive of depreciation and amortization)	$3,984	$12,781
Selling, general and administrative expenses	7,897	9,075
Total	$11,881	$21,856

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2020	3,322,930	$50.85
Options granted	144,724	$175.22
Options exercised	(217,475)	$32.84
Options forfeited/cancelled	(7,489)	$121.05
Options outstanding at March 31, 2020	3,242,690	$57.45	$415,750	4.8

Options vested and exercisable at March 31, 2020	2,856,545	$45.67	$399,900	4.3
Options expected to vest at March 31, 2020	352,278	$143.52	$14,845	8.8

As of March 31, 2020, $18,416 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.1 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2020:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2020	9,791	$162.96	758,785	$122.48	242,288	$105.40
Awards granted	—	$—	235,231	$178.79	56,061	$181.59
Awards vested	—	$—	(273,904)	$104.26	(111,966)	$90.08
Awards forfeited/cancelled	—	$—	(11,838)	$128.62	(1,365)	$111.01
Unvested service-based awards outstanding at March 31, 2020	9,791	$162.96	708,274	$148.13	185,018	$137.72

As of March 31, 2020, $1,276 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 2.4 years.
As of March 31, 2020, $89,043 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years. During the first quarter of 2020, 11,927 equity-classified RSUs were granted in connection with a 2020 acquisition of a business. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions. During the first quarter of 2020, in connection with a 2019 acquisition of a business, the Company formally issued 5,793 equity-classified RSUs.
As of March 31, 2020, $28,651 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.6 years. During the first quarter of 2020, 6,054 liability-classified cash-settled RSUs were granted in connection with an acquisition of a business. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
The liability associated with the service-based liability-classified RSUs as of March 31, 2020 and December 31, 2019, was $8,253 and $21,902, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the three months ended March 31, 2020:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2020	9,393	$165.87	—	$—
Awards granted	—	$—	24,836	$177.81
Unvested performance-based awards outstanding at March 31, 2020	9,393	$165.87	24,836	$177.81
As of March 31, 2020, $934 of total remaining unrecognized stock-based compensation cost related to performance-based restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 3.4 years.

During the first quarter of 2020, in connection with a 2019 acquisition of a business, the Company formally issued 24,836 performance-based equity-classified RSUs. As of March 31, 2020, $2,526 of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.
During the first quarter of 2020, the Company agreed to issue equity-classified RSUs at future dates worth up to $2,171 in connection with an acquisition of a business. The number of awards to be issued is subject to attainment of specified performance targets in the 2 years after the acquisition date as well as the Company’s stock price at the time of formal issuance. The awards require continued service and vest over 3 years from the date of acquisition.

10.	INCOME TAXES
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
The Company’s worldwide effective tax rates for the three months ended March 31, 2020 and 2019 were 11.3% and 5.4%, respectively. The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $11,697 and $11,513 during the three months ended March 31, 2020 and 2019, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$85,565	$60,754
Numerator for basic and diluted earnings per share	$85,565	$60,754

Denominator:
Weighted average common shares for basic earnings per share	55,286,747	54,245,133
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,855,823	2,991,294
Weighted average common shares for diluted earnings per share	58,142,570	57,236,427

Net income per share:
Basic	$1.55	$1.12
Diluted	$1.47	$1.06

The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 9,118 and 26,203 during the three months ended March 31, 2020 and 2019, respectively.

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
Building Acquisition Commitments — During the year ended December 31, 2019, the Company entered into an agreement to purchase office space in Ukraine intended to support the global delivery center in that country. The agreement is subject to completion of construction and other ordinary closing conditions. As of March 31, 2020, the Company has committed to making future payments totaling approximately $36,900 including VAT to the sellers upon transfer of the building.

13.	SEGMENT INFORMATION
The Company determines its business segments and reports segment information in accordance with how the Company’s chief operating decision maker (“CODM”) organizes the segments to evaluate performance, allocate resources and make business decisions. Segment results are based on the segment’s revenues and operating profit, where segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, non-corporate taxes, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, stock-based compensation expenses, acquisition-related costs and certain other one-time charges. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations as reported below in the reconciliation of segment operating profit to consolidated income before provision for income taxes. Additionally, management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably among the segments.
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

Revenues from external customers and operating profit, before unallocated expenses, by reportable segments for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
Segment revenues:
North America	$391,102	$310,689
Europe	236,333	194,065
Russia	23,924	16,579
Total segment revenues	$651,359	$521,333
Segment operating profit:
North America	$78,927	$64,457
Europe	31,779	31,785
Russia	519	589
Total segment operating profit	$111,225	$96,831

Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three months ended March 31, 2020 and 2019.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2020	2019
Total segment operating profit:	$111,225	$96,831
Unallocated amounts:
Stock-based compensation expense	(11,881)	(21,856)
Amortization of intangibles assets	(3,135)	(2,138)
Other acquisition-related expenses	(468)	(511)
Other unallocated costs	(8,232)	(7,668)
Income from operations	87,509	64,658
Interest and other income, net	2,386	3,076
Foreign exchange gain/(loss)	6,524	(3,484)
Income before provision for income taxes	$96,419	$64,250

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of March 31, 2020	As of December 31, 2019
Belarus	$74,766	$75,984
Ukraine	27,384	24,652
United States	17,845	15,637
Russia	13,414	17,980
India	6,874	7,443
Poland	4,988	5,029
Hungary	4,887	5,201
China	2,806	3,036
Other	11,707	10,297
Total	$164,671	$165,259

The table below presents information about the Company’s revenues by customer location for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
United States	$370,089	$299,680
United Kingdom	92,132	65,739
Switzerland	47,222	36,233
Netherlands	25,909	20,616
Russia	21,961	15,892
Germany	20,193	19,154
Canada	17,920	16,972
Other locations	55,933	47,047
Total	$651,359	$521,333

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2019 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item, “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Part II. Item 1A. Risk Factors” in this quarterly report. We assume no obligation to update any of these forward-looking statements.
In this quarterly report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
Executive Summary
We are a leading global provider of digital platform engineering and software development services offering specialized technological solutions to many of the world’s leading organizations.
Our customers depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technology, digital design and intelligent enterprise development. We continuously explore opportunities in new industries to expand our core industry client base in software and technology, financial services, business information and media, travel and consumer, retail and distribution, and life sciences and healthcare. Our teams of developers, architects, consultants, strategists, engineers, designers, and product experts have the capabilities and skill sets to deliver business results.
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

Business Update Regarding COVID-19
During the first quarter of 2020, the spread of a new strain of coronavirus and the disease created by that virus, COVID-19, has created a global pandemic presenting substantial public health and economic challenges around the world. The global pandemic is affecting our employees, communities and business operations, as well as the global economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
The disclosure in the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is qualified by the disclosure in this section on the impacts of COVID-19 and, to the extent that the disclosure in the remainder of this MD&A refers to a financial or performance metric that has been affected by a trend or activity, that reference is in addition to any impact discussed in this section of the impacts of the COVID-19 pandemic. The effect of the COVID-19 pandemic is rapidly evolving and, as such, the information contained herein is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.

Our COVID-19 Pandemic Response
Our top priority during the COVID-19 pandemic continues to be the safety and well-being of our employees. As governments institute and relax restrictions on social distancing, commercial operations, and travel, we are working to ensure we comply with frequently changing requirements while maintaining the health and safety of our employees and our ability to continue to serve our customers during and after these challenging times. When COVID-19 first appeared in China and then as it spread globally, we rapidly implemented our business continuity plans to ensure the safety and well-being of more than 37,300 EPAM professionals, while continuing to support the operations of hundreds of customers around the world. As of May 6, 2020, approximately 96% of EPAM employees have switched to a secure and productive work from home delivery model with minimal service interruptions and in close collaboration with our customers.
Our Employees
Our senior leadership team is deeply engaged in keeping our employees safe. With the vast majority of our employees able to work productively from a remote location, we do not expect that social distancing requirements or restrictions on non-essential businesses will have a material adverse effect on our ability to operate our business or productively deliver services to our customers, nor on our financial reporting systems, internal control over financial reporting, or disclosure controls and procedures.
Restrictions on travel and immigration, including without limitation the April 22, 2020 Executive Order suspending some immigration into the United States for 60 days, may impact our operations. However, we do not believe that the immigration restrictions in place at this time or general travel restrictions initiated as a result of the COVID-19 pandemic will have a material adverse effect on our business or financial condition and we anticipate expediting immigration processing for our employees if and when the Executive Order is lifted.
Our Customers
Our traditional global delivery model, centralized support functions, and scale developed from shared fixed-cost resources enable us to deliver our services and solutions from our delivery centers to global customers across all geographies. The effective implementation of our business continuity plans allowed us to make the incremental change to deliver services and solutions to our customers from remote locations instead of from our delivery centers. We are committed to continuing to provide our customers with the products, services, and solutions they seek to deliver business results. We are working with our customers to assess their needs and future demand so that we can deploy resources accordingly and in compliance with local requirements for continued operations.
Despite our ability to productively provide our services and solutions remotely, deterioration in economic conditions for our customers could materially reduce our sales and profitability. Reduced demand from our customers or our customer’s customers, potential financial distress in our customer base due to deteriorating economic conditions, and volatile macroeconomic conditions could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. Based on currently available information and management’s current expectations, we believe that our revenues will decline in the second quarter of 2020 as compared to the first quarter of 2020. Depending on the duration of the COVID-19 pandemic and the timing and speed of economic recovery, reduced sales volume could extend beyond the second quarter of 2020.
Our Community
EPAM has a longstanding commitment to support the communities where we live and work and we have strengthened that commitment to assist our global and local communities by taking proactive measures, donating resources, and developing open source contributions to support COVID-19 relief efforts in our communities. EPAM and its employees have committed more than $1.0 million in resources, funds, personal protective equipment, materials, engineering services, and matching contributions to support COVID-19 healthcare and hunger relief efforts.

We are using our intellectual property, engineering roots, and design acumen to put technology to work towards understanding and fighting COVID-19. For example:

•
EPAM Continuum introduced the GENTL™ Mask, an open source solution for manufacturers designed to address the supply shortage of protective masks that medical professionals need amid the coronavirus outbreak.

•
EPAM used its implementation services to help Curogram scale its two-way texting and video chat telemedicine platform to address the COVID-19 pandemic so that healthcare institutions can quickly deploy mass screening and testing services.

•	EPAM developed COVID Resistance, an open source mobile app that can be customized for specific countries or regions for digital contact-tracing that anonymously tracks risk exposure to COVID-19.
Moving Forward
There is uncertainty around the impacts the pandemic will have on our business, financial condition, and results of operations. We will continue to actively monitor our business and the needs of our employees, customers, and communities to determine the appropriate actions to protect the health and safety of our employees and our ongoing operations. This includes actions informed by the requirements and recommendations of federal, state and local authorities.
Economic and demand uncertainty in the current environment may impact our future results. We are monitoring the demand for our services including the duration and degree to which we will see declines or delays in new customer projects. We continue to assess how the effects of COVID-19 on the economy may impact human capital allocation, revenue, profitability, and operating expenses.
For additional information on the various risks posed by the COVID-19 pandemic, please read “Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Part II. Item 1A. Risk Factors” included in this report.
Year-to-Date 2020 Developments and Trends
For the first three months of 2020, our revenues were $651.4 million, an increase of 24.9% over $521.3 million reported for the same period of 2019, reflecting continued execution of our strategy. Our account management teams work to expand the scope and size of our engagements with existing customers while at the same time we grow our customer base through our business development efforts and our strategic acquisitions.
We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings. Our performance remained strong across our key verticals, with Business Information & Media, which became our largest vertical, contributing 21.3% of total revenues for the first three months of 2020.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	(in thousands, except per share data and percentages)
Revenues	$651,359	100.0%	$521,333	100.0%
Income from operations	$87,509	13.4%	$64,658	12.4%
Net income	$85,565	13.1%	$60,754	11.7%
Effective tax rate	11.3%		5.4%
Diluted earnings per share	$1.47		$1.06
The key highlights of our consolidated results for the three months ended March 31, 2020, as compared to the corresponding periods of 2019, were as follows:

•
Revenues for the first quarter of 2020 were $651.4 million, or a 24.9% increase from $521.3 million reported in the same period last year. The first quarter of 2020 was negatively impacted by $5.4 million or 1.1% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Acquisitions completed within the prior 12 months contributed $11.0 million to our revenues in the first quarter of 2020.

•
Income from operations grew 35.3% to $87.5 million during the three months ended March 31, 2020, as compared to the corresponding periods in 2019. Expressed as a percentage of revenues, income from operations for the first quarter of 2020 was 13.4% compared to 12.4% in the first quarter last year. The increase as a percentage of revenues for the first three months of 2020 was primarily driven by lower expenses associated with stock-based compensation largely attributable to the mark-to-market for cash-settled RSUs as compared to the same period last year.

•
Our effective tax rate was 11.3% in the first three months of 2020 compared to 5.4% in the corresponding period last year. Our effective tax rate during the period was impacted by lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income in the three months ended March 31, 2020 as compared to the corresponding period last year.

•
Net income increased 40.8% to $85.6 million for the three months ended March 31, 2020, compared to $60.8 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 13.1%, an increase of 1.4% compared to 11.7% reported in the corresponding period of 2019. This increase is largely driven by higher income from operations as well as an improvement in foreign exchange gain/(loss) during the first quarter of 2020.

•	Diluted earnings per share was $1.47 for the three months ended March 31, 2020, an increase of $0.41 compared to the corresponding period last year.

•
Cash provided by operating activities was $63.3 million during the three months ended March 31, 2020 as compared to cash used in operating activities of $0.2 million in the corresponding period last year. This increase is largely driven by the improvement in net income as well as a $27.7 million benefit coming from delayed annual payments of certain variable compensation related to the prior performance year shifting into the second quarter of 2020 where similar payouts in 2019 occurred during the first quarter of 2019.

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
During the three months ended March 31, 2020, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

	Three Months Ended March 31,
	2020		2019
	(in thousands, except percentages and per share data)
Revenues	$651,359	100.0%	$521,333	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	423,802	65.1%	344,689	66.1%
Selling, general and administrative expenses(2)	125,108	19.2%	101,786	19.5%
Depreciation and amortization expense	14,940	2.3%	10,200	2.0%
Income from operations	87,509	13.4%	64,658	12.4%
Interest and other income, net	2,386	0.4%	3,076	0.6%
Foreign exchange gain/(loss)	6,524	1.0%	(3,484)	(0.7)%
Income before provision for income taxes	96,419	14.8%	64,250	12.3%
Provision for income taxes	10,854	1.7%	3,496	0.6%
Net income	$85,565	13.1%	$60,754	11.7%

Effective tax rate	11.3%		5.4%
Diluted earnings per share	$1.47		$1.06

(1)	Includes $3,984 and $12,781 of stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.

(2)	Includes $7,897 and $9,075 of stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.

Consolidated Results Review
Revenues
During the three months ended March 31, 2020, our total revenues grew 24.9% over the corresponding period in 2019 to $651.4 million. This growth resulted from our ability to retain and increase the level of services we provide to our current customers and our ability to produce revenues from new customer relationships. Revenues have been positively impacted by acquisitions in 2020 and 2019, which contributed 2.1% to our revenue growth, and negatively impacted by fluctuations in foreign currency exchange rates which decreased our revenue growth by 1.1% during the three months ended March 31, 2020 as compared to the same period last year.
Revenues by customer location for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	(in thousands, except percentages)
North America	$389,830	59.9%	$316,652	60.7%
Europe	223,057	34.2%	173,508	33.3%
CIS(1)	24,860	3.8%	18,174	3.5%
APAC(2)	13,612	2.1%	12,999	2.5%
Revenues	$651,359	100.0%	$521,333	100.0%

(1)	CIS includes revenues from customers in Russia, Belarus, Georgia, Kazakhstan, and Ukraine.

(2)	APAC, or Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
During the three months ended March 31, 2020, the United States continued to be our largest customer location, with revenues increasing 23.5% to $370.1 million during the first quarter of 2020 from $299.7 million in the first quarter of 2019.
The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and Netherlands, contributing $92.1 million, $47.2 million and $25.9 million, respectively, during the three months ended March 31, 2020. Revenues from customers in these three countries were $65.7 million, $36.2 million, and $20.6 million, respectively, in the corresponding period last year. Revenues in the United Kingdom benefited from the growth in revenues from one of our top five customers. Revenues in the European geography were negatively impacted by a weakening of the euro and British pound relative to the U.S. dollar during the three months ended March 31, 2020 compared to the same period in the previous year.
During the three months ended March 31, 2020, revenues in the CIS geography included $22.0 million from customers in Russia, an increase of $6.1 million over the corresponding period of 2019. During the three months ended March 31, 2020, revenues in the CIS geography primarily benefited from increased revenues from customers in the Financial Services vertical.
During the three months ended March 31, 2020, revenues from the customers in the APAC region increased by $0.6 million, or 4.7%, over the corresponding periods of 2019.
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

During the three months ended March 31, 2020, cost of revenues (exclusive of depreciation and amortization) was $423.8 million representing an increase of 23.0% from $344.7 million in the corresponding period of 2019. The increase was primarily due to an increase in compensation costs largely driven by the 20.2% growth in the average number of production professionals during the three months ended March 31, 2020 as compared to the same period in 2019, partially offset by a 2.4% favorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 65.1% and 66.1% in the first quarter of 2020 and 2019, respectively. The year-over-year decrease is primarily due to a decrease in stock-based compensation expense largely attributable to the mark-to-market accounting for cash-settled RSUs granted to our delivery professionals, which is driven by the movements in our stock price.
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
During the three months ended March 31, 2020, selling, general and administrative expenses were $125.1 million representing an increase of 22.9% as compared to $101.8 million in the corresponding period of 2019. The increase in selling, general and administrative expenses was primarily driven by a $13.3 million increase in personnel-related costs including stock-based compensation, talent acquisition and development expenses and a $5.4 million increase in facilities and infrastructure-related expenses to support our growth. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 0.3% to 19.2% for the three months ended March 31, 2020 as compared to the same period from the prior year, primarily driven by the decrease in stock-based compensation expense largely attributable to the mark-to-market accounting for cash-settled RSUs, which is driven by the movements in our stock price.
Depreciation and Amortization Expense
During the three months ended March 31, 2020, depreciation and amortization expense was $14.9 million, as compared to $10.2 million in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees and amortization of intangible assets, all of which have finite useful lives. Expressed as a percentage of revenues, depreciation and amortization expense increased to 2.3% during the three months ended March 31, 2020 as compared to the 2.0% in the corresponding period of 2019.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and employee housing loans, gains and losses from certain financial instruments, interest expense related to our revolving credit facility and changes in the fair value of contingent consideration. There were no material changes in interest and other income, net during the three months ended March 31, 2020 as compared to the same period in 2019.
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

As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our provision for income taxes during the three months ended March 31, 2020 and 2019 benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $11.7 million and $11.5 million, respectively. Our effective tax rate was 11.3% for the three months ended March 31, 2020, and 5.4% for the three months ended March 31, 2019. The increase in the effective tax rate is attributable to the decrease, as a percentage of income before provision for income taxes, in excess tax benefits recorded upon vesting or exercise of stock-based awards in the first quarter of 2020 as compared to the corresponding period in the prior year.
Results by Business Segment
Our operations consist of three reportable segments: North America, Europe, and Russia. The segments represent components of EPAM for which separate financial information is available and used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), to determine how to allocate resources and evaluate performance. Our CODM makes business decisions based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, non-corporate taxes, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate stock-based compensation, amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, acquisition-related costs and certain other one-time charges. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations.
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
Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Segment revenues:
North America	$391,102	$310,689
Europe	236,333	194,065
Russia	23,924	16,579
Total segment revenues	$651,359	$521,333
Segment operating profit:
North America	$78,927	$64,457
Europe	31,779	31,785
Russia	519	589
Total segment operating profit	$111,225	$96,831
North America Segment
During the three months ended March 31, 2020, revenues for the North America segment increased $80.4 million, or 25.9%, compared to the same period last year and segment operating profit increased $14.5 million, or 22.4%, compared to the same period last year. During the three months ended March 31, 2020, revenues from our North America segment were 60.0% of total segment revenues, an increase from 59.6% reported in the corresponding period of 2019. The North America segment’s operating profit margin decreased to 20.2% during the first quarter of 2020 from 20.7% in the first quarter of 2019. This decrease is primarily attributable to lower utilization, particularly in higher-cost geographies, and an elevated level of costs associated with certain employee benefits during the first quarter of 2020.

The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$101,737	$79,121	$22,616	28.6%
Business Information & Media	80,220	62,361	17,859	28.6%
Life Sciences & Healthcare	61,611	50,156	11,455	22.8%
Travel & Consumer	54,724	47,000	7,724	16.4%
Financial Services	47,868	38,394	9,474	24.7%
Emerging Verticals	44,942	33,657	11,285	33.5%
Revenues	$391,102	$310,689	$80,413	25.9%
Software & Hi-Tech remained the largest industry vertical in the North America segment during the first quarter of 2020. It grew 28.6% during the three months ended March 31, 2020, as compared to the corresponding periods from the prior year, which was a result of the continued focus on working with our technology customers. The revenues from Business Information & Media, Life Sciences & Healthcare, Financial Services and Emerging Verticals each grew in excess of 20% during the three months ended March 31, 2020 compared to the same period in the prior year.
Europe Segment
During the three months ended March 31, 2020, Europe’s segment revenues were $236.3 million, representing an increase of $42.3 million, or 21.8%, from the same period last year. Revenues were negatively impacted by changes in foreign currency exchange rates during the first quarter of 2020. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2019, we would have reported revenue growth of 23.3%. Europe’s segment revenues accounted for 36.3% and 37.2% of total segment revenues during the three months ended March 31, 2020 and 2019, respectively. During the first quarter of 2020, the segment’s operating profit remained unchanged at $31.8 million compared to the first quarter of 2019. Expressed as a percentage of revenue, Europe’s segment operating profit decreased to 13.4% compared to 16.4% in the same period of the prior year. Segment operating profit was impacted by a change in the estimate of variable consideration associated with a single customer, the depreciation of the euro and the British pound, lower utilization, particularly in higher-cost geographies, and an elevated level of costs associated with certain employee benefits during the first quarter of 2020.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$67,594	$61,835	$5,759	9.3%
Travel & Consumer	61,067	55,202	5,865	10.6%
Business Information & Media	58,146	32,531	25,615	78.7%
Software & Hi-Tech	18,146	20,370	(2,224)	(10.9)%
Life Sciences & Healthcare	7,619	4,556	3,063	67.2%
Emerging Verticals	23,761	19,571	4,190	21.4%
Revenues	$236,333	$194,065	$42,268	21.8%
The Europe segment benefited from strong growth of the Business Information & Media vertical of 78.7% during the three months ended March 31, 2020, as compared to corresponding period of 2019 largely driven by growth in revenues from one of our top five customers. Financial Services remained the largest industry vertical in the Europe segment during the three months ended March 31, 2020. Revenues in Software & Hi-Tech decreased during the three months ended March 31, 2020 as compared to the corresponding periods of 2019 primarily due to a change in the estimate of variable consideration associated with a single customer.

Russia Segment
During the three months ended March 31, 2020, revenues from our Russia segment accounted for 3.7% of total segment revenues and increased $7.3 million, or 44.3%, as compared to the corresponding period in the prior year. This increase was primarily attributable to a benefit from the timing of revenue recognition associated with the execution of contracts as compared to the prior year as well as point-in-time revenues recognized in connection with the sale of a license during the first quarter of 2020. During the three months ended March 31, 2020, operating profit of the Russia segment was $0.5 million, representing a decrease of $0.1 million, or 11.9%, as compared to the corresponding period last year.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$16,181	$13,032	$3,149	24.2%
Travel & Consumer	3,739	2,124	1,615	76.0%
Software & Hi-Tech	1,966	440	1,526	346.8%
Business Information & Media	360	140	220	157.1%
Life Sciences & Healthcare	9	62	(53)	(85.5)%
Emerging Verticals	1,669	781	888	113.7%
Revenues	$23,924	$16,579	$7,345	44.3%
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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of March 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $916.3 million as well as $274.7 million of available borrowings under our revolving credit facility.
We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities are not insured. As of March 31, 2020, the total amount of cash held in these countries was $233.3 million and, of this amount, $161.1 million was held in Belarus. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.
As of March 31, 2020, we had outstanding borrowings of $25.0 million under our revolving credit facility, and were in compliance with all covenants specified under the credit facility and we anticipate being in compliance for the foreseeable future. See Note 7 “Long-Term Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our long-term debt.

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
Based on currently available information and management’s current expectations, we anticipate that we have sufficient cash on hand and sufficient access to capital to continue to fund our operations for a significant period of time. However, COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The future impact of COVID-19 and the COVID-19 containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by/(used in) operating activities	$63,255	$(202)
Net cash used in investing activities	(59,485)	(18,560)
Net cash (used in)/provided by financing activities	(2,046)	10,181
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22,009)	548
Net decrease in cash, cash equivalents and restricted cash	(20,285)	(8,033)
Cash, cash equivalents and restricted cash, beginning of period	937,688	771,711
Cash, cash equivalents and restricted cash, end of period	$917,403	$763,678
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2020 was $63.3 million compared to $0.2 million used in operating activities in the corresponding period of 2019. This increase is largely driven by the improvement in net income as well as a $27.7 million benefit related to delayed annual payments of certain variable compensation related to the prior performance year shifting into the second quarter of 2020 where similar payouts in 2019 occurred during the first quarter of 2019.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2020 was $59.5 million compared to $18.6 million used in the same period in 2019. During the first three months of 2020, the cash used in investing activities was primarily attributable to capital expenditures of $29.1 million and acquisitions of businesses net of cash acquired of $10.3 million compared to cash used for capital expenditures was $13.4 million during the first three months of 2019.
Financing Activities
Net cash used in financing activities was $2.0 million in the first three months of 2020 compared to $10.2 million provided in the same period of 2019. During the first three months of 2020, net cash received from the exercises of stock options issued under our long-term incentive plans was $6.9 million compared to $11.4 million received in the corresponding period of 2019. These cash inflows were partially offset by payments for the withholding taxes related to net share settlements of restricted stock units of $1.0 million in the first three months of 2020, compared to $1.2 million paid in corresponding period of 2019 and payment of $7.9 million of contingent consideration related to acquisition of Think.

Contractual Obligations and Future Capital Requirements
We believe that our existing cash and cash equivalents combined with our expected cash flow from operations will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors including the impact of the COVID-19 pandemic as described elsewhere in this MD&A. To the extent that existing cash and cash equivalents and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise additional funds on favorable terms or at all.
See Note 12 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Contractual Obligations and Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2019 for information regarding contractual obligations.
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
Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors” and our Annual Report on Form 10-K for the year ended December 31, 2019 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Those future events and trends may relate to, among other things, the anticipated impact of the COVID-19 pandemic and the effect that it may have on our sales, operations, access to capital, revenues, profitability and customer demand. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual Report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this quarterly report, our Annual Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
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
We maintain our cash, cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk and we do not anticipate non-performance by the counterparties. We have cash in banks in countries such as Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2020, $233.3 million of our total cash was kept in banks in these countries, of which $161.1 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at March 31, 2020. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress resulting from the COVID-19 pandemic, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
During the quarter ended March 31, 2020, foreign exchange gain was $6.5 million compared to a loss of $3.5 million reported in the corresponding period last year. This improvement is largely driven by the devaluation of the Russian Ruble during the first quarter of 2020.
During the quarter ended March 31, 2020, approximately 30.6% of consolidated revenues and 45.4% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of March 31, 2020, the net unrealized loss from these hedges was $10.4 million.

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
During the first quarter of 2020, we reported revenue growth of 24.9% over the first quarter of 2019. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2020, we would have reported revenue growth of 26.0%. Our revenues have been mainly impacted by depreciation of the euro, British pound and Russian ruble relative to the U.S. dollar. During the first quarter of 2020, we reported a net income increase of 40.8% over the first quarter of 2019. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2019, we would have reported a net income increase of 34.1%. Net income has been most positively impacted by depreciation of the Hungarian forint, Russian ruble and Polish zloty relative to the U.S. dollar partially offset by the depreciation of the euro relative to the U.S. dollar.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding, nor are we aware of any material legal or governmental proceedings pending or contemplated to be brought against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factor below and the risk factors disclosed under the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our results of operations have been adversely affected and could in the future be materially adversely affected by the global coronavirus pandemic (COVID-19).
The global coronavirus pandemic (COVID-19) has created significant volatility in the price of our common stock, uncertainty in customer demand for our services, and widespread economic disruption. The extent to which the coronavirus pandemic will further impact our business, operations and financial results will depend on numerous factors that are frequently changing or unknown, and that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ responses or planned responses to the pandemic; the impact of the pandemic on economic activity and any interventions intended to mitigate decreased economic activity; the effect on our customers and customer demand for our products, services, and solutions; our ability to sell and provide our products, services, and solutions, including as a result of travel restrictions, personnel working from home or with diminished technology and communication abilities, and social distancing; the ability of our customers to pay timely, if at all, for our services and solutions with or without discounts requested by our customers; and closures of our and our customers’ offices and facilities. The closure of our customers’ facilities, restrictions that prevent our customers from accessing those facilities or their own customers, and broad disruptions in our customers’ markets and customer base, has disrupted, and could in the future disrupt the demand for our products, services, and solutions and result in, among other things, termination of customer contracts, delays or interruptions in the performance of contracts, losses of revenues, and an increase in bad debt expense. Customers may also slow or halt decision making, delay planned work, or suspend, terminate, or reduce existing contracts or services. Travel and immigration restrictions may delay or prevent our personnel from accessing worksites, and work-from-home or remote working arrangements could reduce profitability or increase information security and connectivity vulnerabilities. In addition, when COVID-19-related restrictions on business are eased, our ability to deliver services to our customers could be affected by any outbreak of illness among employees returning to our facilities or to our customers'
facilities. Moreover, there may be additional costs that we will have to incur in connection with further changes to, or a return to, normal operating conditions. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to our operations in emerging markets, our ability to execute on our growth strategy through strategic acquisitions, our dependency on third parties for network infrastructure, attracting, hiring, and retaining personnel, the effects on movements in foreign currency exchange rates, and the effects that changes to fiscal, political, regulatory and other federal policies may have on EPAM, each of which could materially adversely affect our business, financial condition, results of operations and/or stock price.
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

Date: May 7, 2020

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)