Form 10-Q
period 2020-06-30
EPAM Systems, Inc.
filed 2020-08-06
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2020
Common Stock, par value $0.001 per share	55,852,596 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	As of June 30, 2020	As of December 31, 2019
Assets
Current assets
Cash and cash equivalents	$993,724	$936,552
Short-term investments	60,025	9
Trade receivables and contract assets, net of allowance of $6,070 and $2,920, respectively	506,908	497,716
Prepaid and other current assets	37,679	39,934
Total current assets	1,598,336	1,474,211
Property and equipment, net	167,359	165,259
Operating lease right-of-use assets	234,760	238,991
Intangible assets, net	55,887	56,258
Goodwill	199,039	195,043
Deferred tax assets	78,102	75,013
Other noncurrent assets	55,647	39,433
Total assets	$2,389,130	$2,244,208

Liabilities
Current liabilities
Accounts payable	$7,596	$7,831
Accrued compensation and benefits expenses	223,436	230,035
Accrued expenses and other current liabilities	62,639	82,476
Income taxes payable, current	10,972	9,064
Operating lease liabilities, current	60,937	57,542
Total current liabilities	365,580	386,948
Long-term debt	25,044	25,074
Income taxes payable, noncurrent	43,391	45,878
Operating lease liabilities, noncurrent	181,705	180,848
Other noncurrent liabilities	20,316	9,315
Total liabilities	636,036	648,063
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 55,845,686 and 55,207,446 shares issued, 55,825,951 and 55,187,711 shares outstanding at June 30, 2020 and December 31, 2019, respectively	56	55
Additional paid-in capital	630,679	607,051
Retained earnings	1,172,909	1,020,590
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(50,373)	(31,374)
Total stockholders’ equity	1,753,094	1,596,145
Total liabilities and stockholders’ equity	$2,389,130	$2,244,208

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$632,383	$551,587	$1,283,742	$1,072,920
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	419,540	355,915	843,342	700,604
Selling, general and administrative expenses	114,191	111,762	239,299	213,548
Depreciation and amortization expense	15,226	11,028	30,166	21,228
Income from operations	83,426	72,882	170,935	137,540
Interest and other income, net	1,817	1,190	4,203	4,266
Foreign exchange loss	(9,167)	(3,562)	(2,643)	(7,046)
Income before provision for income taxes	76,076	70,510	172,495	134,760
Provision for income taxes	9,452	11,733	20,306	15,229
Net income	$66,624	$58,777	$152,189	$119,531
Foreign currency translation adjustments, net of tax	12,442	2,620	(16,077)	5,563
Unrealized gain/(loss) on cash-flow hedging instruments, net of tax	6,446	1,537	(2,922)	4,637
Comprehensive income	$85,512	$62,934	$133,190	$129,731

Net income per share:
Basic	$1.20	$1.07	$2.74	$2.19
Diluted	$1.14	$1.02	$2.62	$2.08
Shares used in calculation of net income per share:
Basic	55,700,706	54,681,959	55,493,727	54,464,753
Diluted	58,246,231	57,614,284	58,194,401	57,426,563

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2020	55,187,711	$55	$607,051	$1,020,590	19,735	$(177)	$(31,374)	$1,596,145
Cumulative effect of adoption of ASU 2016-13	—	—	—	130	—	—	—	130
Adjusted Balance, January 1, 2020	55,187,711	$55	$607,051	$1,020,720	19,735	$(177)	$(31,374)	$1,596,275
Restricted stock units vested	273,904	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(89,990)	—	(15,822)	—	—	—	—	(15,822)
Stock-based compensation expense	—	—	12,210	—	—	—	—	12,210
Proceeds from stock option exercises	217,475	1	7,140	—	—	—	—	7,141
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(28,519)	(28,519)
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	(9,368)	(9,368)
Net income	—	—	—	85,565	—	—	—	85,565
Balance, March 31, 2020	55,589,100	$56	$610,579	$1,106,285	19,735	$(177)	$(69,261)	$1,647,482
Restricted stock units vested	18,649	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(5,522)	—	(1,169)	—	—	—	—	(1,169)
Stock-based compensation expense	—	—	11,153	—	—	—	—	11,153
Proceeds from stock option exercises	223,724	—	10,116	—	—	—	—	10,116
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	12,442	12,442
Change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	—	6,446	6,446
Net income	—	—	—	66,624	—	—	—	66,624
Balance, June 30, 2020	55,825,951	$56	$630,679	$1,172,909	19,735	$(177)	$(50,373)	$1,753,094

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)
(Continued)

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

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$152,189	$119,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,166	21,228
Operating lease right-of-use assets amortization expense	33,834	25,732
Bad debt expense	3,174	167
Deferred taxes	2,971	(1,193)
Stock-based compensation expense	31,320	37,553
Other	4,458	3,938
Changes in assets and liabilities:
Trade receivables and contract assets	(11,842)	(75,332)
Prepaid and other assets	1,216	1,690
Accounts payable	633	(2,069)
Accrued expenses and other liabilities	(5,835)	(42,075)
Operating lease liabilities	(30,857)	(25,705)
Income taxes payable	(2,016)	(19,638)
Net cash provided by operating activities	209,411	43,827
Cash flows from investing activities:
Purchases of property and equipment	(40,524)	(25,025)
Purchases of short-term investments	(60,000)	—
Acquisition of business, net of cash acquired (Note 2)	(12,573)	(16,240)
Purchases of non-marketable securities	(20,500)	(5,000)
Other investing activities, net	26	(1,180)
Net cash used in investing activities	(133,571)	(47,445)
Cash flows from financing activities:
Proceeds from stock option exercises	17,144	22,415
Payments of withholding taxes related to net share settlements of restricted stock units	(15,899)	(13,084)
Payment of contingent consideration for previously acquired business	(7,869)	(1,104)
Other financing activities, net	(24)	(19)
Net cash (used in)/provided by financing activities	(6,648)	8,208
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,999)	2,248
Net increase in cash, cash equivalents and restricted cash	57,193	6,838
Cash, cash equivalents and restricted cash, beginning of period	937,688	771,711
Cash, cash equivalents and restricted cash, end of period	$994,881	$778,549

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of June 30, 2020	As of December 31, 2019
Balance sheet classification
Cash and cash equivalents	$993,724	$936,552
Restricted cash in Other noncurrent assets	1,157	1,136
Total restricted cash	1,157	1,136
Total cash, cash equivalents and restricted cash	$994,881	$937,688

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

2.ACQUISITION
2020 Acquisition — During the six months ended June 30, 2020, the Company completed one acquisition with a purchase price of $14,663 including contingent consideration with an acquisition-date fair value of $4,042. The Company committed to making contingent consideration payments with a maximum amount payable of $16,582 subject to attainment of specified performance targets in the first and second calendar years after the acquisition date. This acquisition increased EPAM’s software and service capabilities in financial services as well as added $6,300 of intangible assets, consisting mainly of customer relationships. Revenues generated by this acquisition totaled $1,190 and $2,233 during the three and six months ended June 30, 2020, respectively. Pro forma results of operations have not been presented because the effect of the acquisition on the Company’s condensed consolidated financial statements was not material.
test IO — During the second quarter of 2020, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of test IO. During 2020, the Company recorded insignificant purchase price adjustments to various accounts with corresponding net decreases to goodwill of $226.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition as updated for any changes as of June 30, 2020 for test IO:

test IO
Cash and cash equivalents	$663
Trade receivables and contract assets	621
Prepaid and other current assets	150
Goodwill	11,926
Intangible assets	6,219
Property and equipment and other noncurrent assets	305
Total assets acquired	$19,884
Accounts payable, accrued expenses and other current liabilities	$993
Other noncurrent liabilities	1,568
Total liabilities assumed	$2,561
Net assets acquired	$17,323

3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2020	$113,426	$80,873	$744	$195,043
test IO purchase accounting adjustment	863	(1,089)	—	(226)
Other 2019 acquisitions purchase accounting adjustments	373	191	35	599
2020 Acquisition	6,293	—	—	6,293
Effect of net foreign currency exchange rate changes	(177)	(2,460)	(33)	(2,670)
Balance as of June 30, 2020	$120,778	$77,515	$746	$199,039

There were no accumulated impairment losses in the North America or Europe reportable segments as of June 30, 2020 or December 31, 2019. The Russia segment had accumulated goodwill impairment losses of $2,241 as of June 30, 2020 and December 31, 2019.

4.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$932	$—	$932	$—
Total assets measured at fair value on a recurring basis	$932	$—	$932	$—

Foreign exchange derivative liabilities	$3,035	$—	$3,035	$—
Contingent consideration	4,705	—	—	4,705
Total liabilities measured at fair value on a recurring basis	$7,740	$—	$3,035	$4,705

	As of December 31, 2019
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,910	$—	$1,910	$—
Total assets measured at fair value on a recurring basis	$1,910	$—	$1,910	$—

Foreign exchange derivative liabilities	$243	$—	$243	$—
Contingent consideration	10,495	—	—	10,495
Total liabilities measured at fair value on a recurring basis	$10,738	$—	$243	$10,495

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

A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration using significant unobservable inputs for the six months ended June 30, 2020 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2020	$10,495
Payment of contingent consideration for previously acquired business	(7,869)
Acquisition date fair value of contingent consideration — 2020 Acquisition (Note 2)	4,042
Changes in fair value of contingent consideration included in Interest and other income, net	(1,438)
Effect of net foreign currency exchange rate changes	(525)
Contingent consideration liabilities as of June 30, 2020	$4,705

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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Financial Assets:
Cash equivalents:
Money market funds	$189,873	$189,873	$189,873	$—	$—
Total cash equivalents	$189,873	$189,873	$189,873	$—	$—
Restricted cash	$1,157	$1,157	$1,157	$—	$—
Time deposits	$60,025	$60,025	$—	$60,025	$—
Employee loans	$1,491	$1,491	$—	$—	$1,491
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,007	$25,007	$—	$25,007	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Financial Assets:
Cash equivalents:
Money market funds	$407,817	$407,817	$407,817	$—	$—
Time deposits	10,002	10,002	—	10,002	—
Total cash equivalents	$417,819	$417,819	$407,817	$10,002	$—
Restricted cash	$1,136	$1,136	$1,136	$—	$—
Employee loans	$2,434	$2,434	$—	$—	$2,434
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,017	$25,017	$—	$25,017	$—

Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $25,000 and $5,750 as of June 30, 2020 and December 31, 2019, respectively and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

5.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of June 30, 2020, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019 were as follows:

		As of June 30, 2020		As of December 31, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$932		$1,910
	Accrued expenses and other current liabilities		$3,035		$243
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
The changes in the fair value of foreign currency derivative instruments in our unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign exchange forward contracts - Designated as hedging instruments:
Net gain/(loss) in fair value recognized in accumulated other comprehensive loss	$8,317	$1,984	$(3,770)	$5,983
Net (loss)/gain reclassified from accumulated other comprehensive loss into cost of revenues (exclusive of depreciation and amortization)	$(1,851)	$342	$(2,511)	$(110)

6.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 years to 10.9 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three and six months ended June 30, 2020 and 2019.

During the three and six months ended June 30, 2020 and 2019, the components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Classification	2020	2019	2020	2019
Operating lease cost	Selling, general and administrative expenses	$18,851	$15,196	$37,714	$28,915
Variable lease cost	Selling, general and administrative expenses	579	1,999	3,214	4,096
Short-term lease cost	Selling, general and administrative expenses	269	1,006	809	1,904
Total lease cost		$19,699	$18,201	$41,737	$34,915

Supplemental cash flow information related to leases for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$16,481	$14,105	$33,372	$28,801
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,676	$40,722	$42,928	$53,547
Non-cash net (decrease)/increase due to lease modifications:
Operating lease right-of-use assets	$(8,566)	$8,324	$(3,982)	$3,150
Operating lease liabilities	$(8,562)	$8,358	$(3,989)	$3,252

Weighted average remaining lease term and discount rate as of June 30, 2020 and 2019 were as follows:

	As of June 30, 2020	As of June 30, 2019
Weighted average remaining lease term, in years:
Operating leases	6.0	6.2
Weighted average discount rate:
Operating leases	3.2%	3.6%

As of June 30, 2020, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2020 (excluding six months ended June 30, 2020)	$34,183
2021	59,786
2022	44,318
2023	32,080
2024	27,677
Thereafter	67,913
Total lease payments	265,957
Less: imputed interest	(23,315)
Total	$242,642
The Company had committed to payments of $2,281 related to operating lease agreements that had not yet commenced as of June 30, 2020. These operating leases will commence on various dates during 2020 with lease terms ranging from 1.4 to 5.8 years. The Company did not have any material finance lease agreements that had not yet commenced.

7.LONG-TERM DEBT
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
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of June 30, 2020, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of June 30, 2020, the Company was in compliance with all covenants contained in the 2017 Credit Facility.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of June 30, 2020	As of December 31, 2019
Outstanding debt	$25,000	$25,000
Interest rate	1.2%	2.8%
Irrevocable standby letters of credit	$—	$303
Available borrowing capacity	$275,000	$274,697
Current maximum borrowing capacity	$300,000	$300,000

8.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$370,693	$10,835	$408	$381,936
Europe	11,195	199,866	3	211,064
CIS	2,236	4	19,838	22,078
APAC	705	16,600	—	17,305
Revenues	$384,829	$227,305	$20,249	$632,383

	Six Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$748,477	$21,254	$2,035	$771,766
Europe	21,527	412,588	6	434,121
CIS	4,790	16	42,132	46,938
APAC	1,137	29,780	—	30,917
Revenues	$775,931	$463,638	$44,173	$1,283,742

	Three Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$323,221	$11,551	$16	$334,788
Europe	5,219	172,027	99	177,345
CIS	2,005	—	23,086	25,091
APAC	580	13,783	—	14,363
Revenues	$331,025	$197,361	$23,201	$551,587

	Six Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$626,966	$24,442	$32	$651,440
Europe	9,966	340,647	240	350,853
CIS	3,744	13	39,508	43,265
APAC	1,038	26,324	—	27,362
Revenues	$641,714	$391,426	$39,780	$1,072,920

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$81,481	$58,338	$439	$140,258
Financial Services	47,687	66,655	13,633	127,975
Software & Hi-Tech	100,801	18,165	519	119,485
Travel & Consumer	52,193	51,253	3,824	107,270
Life Sciences & Healthcare	61,776	7,069	39	68,884
Emerging Verticals	40,891	25,825	1,795	68,511
Revenues	$384,829	$227,305	$20,249	$632,383

	Six Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$161,701	$116,484	$799	$278,984
Financial Services	95,555	134,249	29,814	259,618
Software & Hi-Tech	202,538	36,311	2,485	241,334
Travel & Consumer	106,917	112,320	7,563	226,800
Life Sciences & Healthcare	123,387	14,688	48	138,123
Emerging Verticals	85,833	49,586	3,464	138,883
Revenues	$775,931	$463,638	$44,173	$1,283,742

	Three Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$62,340	$35,691	$104	$98,135
Financial Services	43,517	58,879	18,009	120,405
Software & Hi-Tech	85,600	19,440	478	105,518
Travel & Consumer	48,178	56,175	2,761	107,114
Life Sciences & Healthcare	54,287	4,907	4	59,198
Emerging Verticals	37,103	22,269	1,845	61,217
Revenues	$331,025	$197,361	$23,201	$551,587

	Six Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$124,701	$68,222	$244	$193,167
Financial Services	81,911	120,714	31,041	233,666
Software & Hi-Tech	164,721	39,810	918	205,449
Travel & Consumer	95,178	111,377	4,885	211,440
Life Sciences & Healthcare	104,443	9,463	66	113,972
Emerging Verticals	70,760	41,840	2,626	115,226
Revenues	$641,714	$391,426	$39,780	$1,072,920

The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$348,715	$192,173	$13,972	$554,860
Fixed-price	33,855	32,253	6,259	72,367
Licensing	1,958	545	9	2,512
Other revenues	301	2,334	9	2,644
Revenues	$384,829	$227,305	$20,249	$632,383

	Six Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$705,978	$382,493	$27,568	$1,116,039
Fixed-price	65,710	77,508	15,080	158,298
Licensing	3,728	707	1,467	5,902
Other revenues	515	2,930	58	3,503
Revenues	$775,931	$463,638	$44,173	$1,283,742

	Three Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$300,326	$167,581	$12,047	$479,954
Fixed-price	29,681	29,204	10,943	69,828
Licensing	624	142	196	962
Other revenues	394	434	15	843
Revenues	$331,025	$197,361	$23,201	$551,587

	Six Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$585,051	$335,794	$23,319	$944,164
Fixed-price	54,421	54,450	16,230	125,101
Licensing	1,460	540	202	2,202
Other revenues	782	642	29	1,453
Revenues	$641,714	$391,426	$39,780	$1,072,920

Timing of Revenue Recognition
The following tables present the timing of revenue recognition for the periods indicated:

	Three Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$383,573	$227,073	$20,240	$630,886
Transferred at a point of time	1,256	232	9	1,497
Revenues	$384,829	$227,305	$20,249	$632,383

	Six Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$773,383	$463,244	$42,708	$1,279,335
Transferred at a point of time	2,548	394	1,465	4,407
Revenues	$775,931	$463,638	$44,173	$1,283,742

	Three Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$330,819	$197,255	$23,201	$551,275
Transferred at a point of time	206	106	—	312
Revenues	$331,025	$197,361	$23,201	$551,587

	Six Months Ended June 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$641,104	$391,273	$39,780	$1,072,157
Transferred at a point of time	610	153	—	763
Revenues	$641,714	$391,426	$39,780	$1,072,920

Performance obligations satisfied in prior periods led to a reduction of $3,669 of revenues during the three months ended June 30, 2020 and an increase of $4,182 of revenues during the six months ended June 30, 2020. The Company recognized revenues associated with performance obligations satisfied in previous periods of $7,693 and $4,119 during the three and six months ended June 30, 2019, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of June 30, 2020. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$15,395	$546	$—	$—	$15,941
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of June 30, 2020	As of December 31, 2019
Contract assets included in Trade receivables and contract assets	$12,353	$14,320
Contract liabilities included in Accrued expenses and other current liabilities	$11,461	$9,132
Contract assets have not materially changed from December 31, 2019. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have not materially changed from December 31, 2019.
During the three and six months ended June 30, 2020, the Company recognized $1,325 and $7,862 of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2019. During the three and six months ended June 30, 2019, the Company recognized $610 and $3,661 of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2018.

9.STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income and comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues (exclusive of depreciation and amortization)	$8,958	$7,480	$12,942	$20,261
Selling, general and administrative expenses	10,481	8,217	18,378	17,292
Total	$19,439	$15,697	$31,320	$37,553

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2020	3,322,930	$50.85
Options granted	147,351	$176.21
Options exercised	(441,199)	$39.12
Options forfeited/cancelled	(9,137)	$117.40
Options outstanding at June 30, 2020	3,019,945	$58.48	$584,445	4.7

Options vested and exercisable at June 30, 2020	2,641,633	$45.82	$544,682	4.1
Options expected to vest at June 30, 2020	348,999	$145.93	$37,021	8.6
As of June 30, 2020, $17,196 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2020:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2020	9,791	$162.96	758,785	$122.48	242,288	$105.40
Awards granted	—	$—	251,864	$180.18	59,770	$180.37
Awards vested	—	$—	(294,872)	$106.73	(118,777)	$89.34
Awards forfeited/cancelled	—	$—	(28,126)	$137.76	(3,456)	$108.89
Unvested service-based awards outstanding at June 30, 2020	9,791	$162.96	687,651	$149.74	179,825	$140.86
As of June 30, 2020, $1,138 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years.
As of June 30, 2020, $83,125 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years. During the six months ended June 30, 2020, 19,201 equity-classified RSUs were granted in connection with a 2020 acquisition of a business. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions. During the first quarter of 2020, in connection with a 2019 acquisition of a business, the Company formally issued 5,793 equity-classified RSUs.
As of June 30, 2020, $32,302 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years. During the six months ended June 30, 2020, 9,736 liability-classified cash-settled RSUs were granted in connection with an acquisition of a business. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
The liability associated with the service-based liability-classified RSUs as of June 30, 2020 and December 31, 2019, was $9,122 and $21,902, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the six months ended June 30, 2020:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2020	9,393	$165.87	—	$—
Awards granted	—	$—	24,836	$177.81
Unvested performance-based awards outstanding at June 30, 2020	9,393	$165.87	24,836	$177.81

As of June 30, 2020, $1,236 of total remaining unrecognized stock-based compensation cost related to performance-based restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 3.2 years.
During the first quarter of 2020, in connection with a 2019 acquisition of a business, the Company formally issued 24,836 performance-based equity-classified RSUs. As of June 30, 2020, $2,569 of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.
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

10.INCOME TAXES
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
The Company’s worldwide effective tax rates for the three months ended June 30, 2020 and 2019 were 12.4% and 16.6%, respectively, and 11.8% and 11.3% during the six months ended June 30, 2020 and 2019, respectively.
The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $8,129 and $4,741 during the three months ended June 30, 2020 and 2019, respectively, and $19,826 and $16,254 during the six months ended June 30, 2020 and 2019, respectively.

11.EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$66,624	$58,777	$152,189	$119,531
Numerator for basic and diluted earnings per share	$66,624	$58,777	$152,189	$119,531

Denominator:
Weighted average common shares for basic earnings per share	55,700,706	54,681,959	55,493,727	54,464,753
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,545,525	2,932,325	2,700,674	2,961,810
Weighted average common shares for diluted earnings per share	58,246,231	57,614,284	58,194,401	57,426,563

Net income per share:
Basic	$1.20	$1.07	$2.74	$2.19
Diluted	$1.14	$1.02	$2.62	$2.08
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 146,732 and 77,925 during the three and six months ended June 30, 2020, respectively.
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 168,451 and 97,327 during the three and six months ended June 30, 2019, respectively.

12.COMMITMENTS AND CONTINGENCIES
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
Building Acquisition Commitments — During the year ended December 31, 2019, the Company entered into an agreement to purchase office space in Ukraine intended to support the global delivery center in that country. The agreement is subject to completion of construction and other ordinary closing conditions. As of June 30, 2020, the Company has committed to making future payments totaling approximately $36,900 including VAT to the sellers upon transfer of the building.

13.SEGMENT INFORMATION
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
Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment revenues:
North America	$384,829	$331,025	$775,931	$641,714
Europe	227,305	197,361	463,638	391,426
Russia	20,249	23,201	44,173	39,780
Total segment revenues	$632,383	$551,587	$1,283,742	$1,072,920
Segment operating profit/(loss):
North America	$82,752	$69,347	$161,679	$133,804
Europe	34,426	27,679	66,205	59,464
Russia	(5,645)	5,652	(5,126)	6,241
Total segment operating profit	$111,533	$102,678	$222,758	$199,509
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three and six months ended June 30, 2020 and 2019.

Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total segment operating profit:	$111,533	$102,678	$222,758	$199,509
Unallocated amounts:
Stock-based compensation expense	(19,439)	(15,697)	(31,320)	(37,553)
Amortization of intangibles assets	(2,994)	(2,601)	(6,129)	(4,739)
Other acquisition-related expenses	(148)	(850)	(616)	(1,361)
Other unallocated expenses	(5,526)	(10,648)	(13,758)	(18,316)
Income from operations	83,426	72,882	170,935	137,540
Interest and other income, net	1,817	1,190	4,203	4,266
Foreign exchange loss	(9,167)	(3,562)	(2,643)	(7,046)
Income before provision for income taxes	$76,076	$70,510	$172,495	$134,760
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of June 30, 2020	As of December 31, 2019
Belarus	$73,989	$75,984
Ukraine	29,577	24,652
United States	17,697	15,637
Russia	15,249	17,980
India	6,553	7,443
Poland	4,803	5,029
Hungary	4,684	5,201
China	2,621	3,036
Mexico	2,591	2,353
Other	9,595	7,944
Total	$167,359	$165,259
The table below presents information about the Company’s revenues by customer location for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$365,004	$318,988	$735,093	$618,668
United Kingdom	82,277	69,042	174,409	134,781
Switzerland	46,537	35,364	93,759	71,597
Netherlands	27,237	21,039	53,146	41,655
Russia	19,448	22,460	41,409	38,352
Germany	19,798	19,622	39,991	38,776
Canada	16,585	15,785	34,505	32,757
Other locations	55,497	49,287	111,430	96,334
Total	$632,383	$551,587	$1,283,742	$1,072,920

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

Business Update Regarding COVID-19
During the second quarter of 2020, the COVID-19 global pandemic persisted, causing substantial public health and economic challenges around the world that continued to affect our employees, communities and business operations, as well as the global economy and financial markets. The extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and that we cannot accurately predict, including new information concerning actions taken to contain COVID-19 or treat its impact and the economic impact of COVID-19 on local, regional, national and international markets.
The disclosure in this section regarding the impacts of COVID-19 supplements the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and, to the extent that the disclosure in the remainder of this MD&A refers to a financial or performance metric that has been affected by a trend or activity, that reference is in addition to any impact of the COVID-19 pandemic discussed in this section. The effect of the COVID-19 pandemic is rapidly evolving and, as such, the information contained herein is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.

Our COVID-19 Pandemic Response
Our top priority from the beginning of the COVID-19 pandemic has been the safety and well-being of our employees. As governments lifted and sometimes re-imposed restrictions on group gatherings, commercial operations, and travel, we have continued to apply those changing requirements to our business so we can maintain the health and safety of our employees and continue to serve our customers during these challenging times. Our business continuity plans are designed to ensure the safety and well-being of approximately 36,400 EPAM professionals while supporting the operations of hundreds of customers around the world.
As of the date of this report, more than 93% of EPAM employees were productively working remotely with minimal service interruptions and in close collaboration with our customers. A limited number of EPAM personnel are providing services to us or our customers from our offices or our customers’ facilities.
Our Employees
With the vast majority of our employees able to work securely from a remote location, we do not expect that COVID-19 control measures and restrictions on group gatherings and non-essential businesses will have a material adverse effect on our ability to operate our business or productively deliver services to our customers, nor on our financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. With the increase in remote access to our systems and networks, we have accelerated some ongoing security initiatives and programs.

Many of the countries where we have offices or regularly conduct business have imposed or extended restrictions on travel and immigration from other countries, including a suspension of most immigration and non-immigration visas issued by the United States. If further extended, these travel and immigration restrictions may continue to impact our operations. However, we do not believe that the travel and immigration restrictions in place at this time will have a material adverse effect on our business or financial condition.
Our Customers

Our adaptive global delivery model enables us to deliver our services and solutions to our customers from remote locations instead of from our delivery centers. We have continued to provide our customers with the products, services, and solutions they seek to deliver business results. We continually assess our customers’ current and future needs for EPAM personnel to work at their facilities and our global delivery centers, so that we can deploy resources safely and in compliance with local COVID-19 mitigation efforts.

Deteriorating economic conditions for some of our customers could materially reduce our sales and profitability. Reduced demand from our customers and their customers, prolonged financial distress in our customer base, and the continued volatility in macroeconomic conditions has and could continue to adversely impact revenues and decrease the collectability of our trade receivables. Any or all of these factors could increase the negative impact on our results of operations. Based on currently available information, we believe that our revenues in the third quarter of 2020 will grow at lower growth rates than we have experienced this quarter. Depending on the duration of the COVID-19 pandemic and the timing and speed of economic recovery, reduced sales volume could extend beyond the third quarter of 2020.
Our Community

EPAM supports the communities where we live and work and we assisted our global and local communities by donating resources and developing open source contributions to support efforts to slow the spread of COVID-19 since the beginning of the pandemic.

We continued to leverage our intellectual property, engineering roots, and design acumen to fight COVID-19 on multiple fronts, including:
•EPAM Continuum introduced Guide Lines: Markings for Social Distancing, a toolkit for retailers and other business owners to adhere to physical distancing guidelines by creating visual cues with readily-available tools and materials to direct foot traffic.
•EPAM’s Made Real Lab released an open source design to accelerate the production of reusable face shields that do not require 3D printing and use commercially available materials.
•EPAM Continuum introduced an open source project for parents and children to build a timer to encourage healthy handwashing habits, teach electronics and creative prototyping skills, and basic coding skills.

•EPAM and the United Nations Children’s Fund/Europe and Central Asia Regional Office partnered to build a COVID-19 information chatbot app that was combined with EPAM’s COVID Resistance app to provide national authorities, public health institutions, social service agencies, families and individuals access to trusted information while promoting protective and preventive behaviors at the individual and community levels.
Moving Forward
We expect uncertainty around the impacts the pandemic will have on our business, financial condition, and results of operations. We actively monitor our business and the needs of our employees, customers, and communities to determine the appropriate actions to protect the health and safety of our employees and our ongoing operations. This includes actions informed by the requirements and recommendations of federal, state and local authorities.

Economic and demand uncertainty in the current environment may impact our future results. We continue to monitor the demand for our services including the duration and degree to which we see declines or delays in new customer projects and payment for services performed. We continue to assess how the effects of COVID-19 on the economy may impact human capital allocation, revenues, profitability, and operating expenses.

For additional information on the various risks posed by the COVID-19 pandemic, please read “Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Part II. Item 1A. Risk Factors” included in this report.

Year-to-Date 2020 Developments and Trends
For the first six months of 2020, our revenues were $1,283.7 million, an increase of 19.6% over $1,072.9 million reported for the same period of 2019. We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings which allowed us to continue to grow revenues despite challenges posed by the worldwide COVID-19 pandemic. Certain clients and certain industry verticals were adversely impacted by the worldwide COVID-19 pandemic during the second quarter of 2020 including Travel & Consumer which grew less than 10% during the three months ended June 30, 2020 as compared to the corresponding period of 2019. Our performance remained strong in Business Information & Media, which became our largest vertical, contributing 21.7% of total revenues for the first six months of 2020.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(in thousands, except per share data and percentages)
Revenues	$632,383	100.0%	$551,587	100.0%	$1,283,742	100.0%	$1,072,920	100.0%
Income from operations	$83,426	13.2%	$72,882	13.2%	$170,935	13.3%	$137,540	12.8%
Net income	$66,624	10.5%	$58,777	10.7%	$152,189	11.9%	$119,531	11.1%
Effective tax rate	12.4%		16.6%		11.8%		11.3%
Diluted earnings per share	$1.14		$1.02		$2.62		$2.08

The key highlights of our consolidated results for the three and six months ended June 30, 2020, as compared to the corresponding periods of 2019, were as follows:
•Revenues for the second quarter of 2020 were $632.4 million, or a 14.6% increase from $551.6 million reported in the same period last year. Revenue growth slowed in the second quarter of 2020 as a result of declining revenue growth in Travel & Consumer and Emerging Verticals largely driven by the impact of COVID-19 on our clients as well as declining revenue growth in Financial Services. The second quarter of 2020 was negatively impacted by $4.7 million or 0.9% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Acquisitions completed within the prior 12 months contributed $9.3 million to our revenues in the second quarter of 2020. Revenues for the first half of 2020 were $1,283.7 million, or a 19.6% increase from $1,072.9 million reported in the corresponding period last year. The first half of 2020 was negatively impacted by $10.1 million or 1.0% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Acquisitions completed in 2019 and 2020 contributed $20.3 million to our revenue growth for the six months ended June 30, 2020.
•Income from operations grew 14.5% and 24.3% to $83.4 million and $170.9 during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. Expressed as a percentage of revenues, income from operations for the second quarter of 2020 remained steady at 13.2% compared to the second quarter last year and increased to 13.3% for the first half of 2020 as compared to 12.8% for the corresponding period in 2019. Income from operations as a percentage of revenues was impacted during the second quarter of 2020 by an increase in Cost of revenues as a percentage of revenues attributable to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic which was offset by a reduction in travel-related expenses reported in Cost of revenues and a reduction in travel-related, recruitment, and facilities expenses reported in Selling, general and administrative expenses. The increase as a percentage of revenues during the six months ended June 30, 2020 as compared to the corresponding period in 2019 was primarily driven by lower expenses associated with stock-based compensation largely attributable to the mark-to-market for cash-settled RSUs.
•Our effective tax rate was 11.8% in the first six months of 2020 compared to 11.3% in the corresponding period last year. Our effective tax rate during the period was impacted by lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income in the six months ended June 30, 2020 as compared to the corresponding period last year.
•Net income increased 13.4% to $66.6 million for the three months ended June 30, 2020, compared to $58.8 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 10.5%, a decrease of 0.2% compared to 10.7% reported in the corresponding period of 2019. Net income grew 27.3% during the six months ended June 30, 2020 as compared to the corresponding period last year primarily due to the improvement in income from operations partially offset by the increase in our effective tax rate.
•Diluted earnings per share was $1.14 and $2.62 for the three and six months ended June 30, 2020, an increase of $0.12 and $0.54 compared to the corresponding period last year.
•Cash provided by operating activities was $209.4 million during the six months ended June 30, 2020 as compared to cash provided by operating activities of $43.8 million in the corresponding period last year. This increase is largely driven by the increase in net income, improvements in collections from customers, delays in payment of certain employee-related costs, and reduced income tax payments compared to the corresponding period of 2019.
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
During the three and six months ended June 30, 2020, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(in thousands, except percentages and per share data)
Revenues	$632,383	100.0%	$551,587	100.0%	$1,283,742	100.0%	$1,072,920	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	419,540	66.3%	355,915	64.5%	843,342	65.7%	700,604	65.3%
Selling, general and administrative expenses(2)	114,191	18.1%	111,762	20.3%	239,299	18.6%	213,548	19.9%
Depreciation and amortization expense	15,226	2.4%	11,028	2.0%	30,166	2.4%	21,228	2.0%
Income from operations	83,426	13.2%	72,882	13.2%	170,935	13.3%	137,540	12.8%
Interest and other income, net	1,817	0.2%	1,190	0.2%	4,203	0.3%	4,266	0.5%
Foreign exchange loss	(9,167)	(1.4)%	(3,562)	(0.6)%	(2,643)	(0.2)%	(7,046)	(0.7)%
Income before provision for income taxes	76,076	12.0%	70,510	12.8%	172,495	13.4%	134,760	12.6%
Provision for income taxes	9,452	1.5%	11,733	2.1%	20,306	1.5%	15,229	1.5%
Net income	$66,624	10.5%	$58,777	10.7%	$152,189	11.9%	$119,531	11.1%

Effective tax rate	12.4%		16.6%		11.8%		11.3%
Diluted earnings per share	$1.14		$1.02		$2.62		$2.08

(1)Includes $8,958 and $7,480 of stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively, and $12,942 and $20,261 of stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively.

(2)Includes $10,481 and $8,217 of stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively, and $18,378 and $17,292 of stock-based compensation expense for the six months ended June 30, 2020, and 2019, respectively.

Consolidated Results Review
Revenues
During the three months ended June 30, 2020, our total revenues grew to $632.4 million or 14.6% compared to the corresponding period in 2019. Revenue growth slowed in the second quarter of 2020 as a result of deterioration in economic conditions for our customers caused by the COVID-19 pandemic. Revenues have been positively impacted by acquisitions completed in the twelve months ended June 30, 2020, which contributed 1.7% to our revenue growth, and negatively impacted by fluctuations in foreign currency exchange rates which decreased our revenue growth by 0.9% during the three months ended June 30, 2020 as compared to the same period last year.
During the six months ended June 30, 2020, our total revenues grew 19.6% over the corresponding period in 2019. The first half of 2020 was negatively impacted by $10.1 million or 1.0% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. The acquisitions completed in 2019 and 2020 contributed 1.9% to our revenue growth for the six months ended June 30, 2020.
Revenues by customer location for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(in thousands, except percentages)				(in thousands, except percentages)
North America	$381,936	60.4%	$334,788	60.7%	$771,766	60.1%	$651,440	60.7%
Europe	211,064	33.4%	177,345	32.2%	434,121	33.8%	350,853	32.7%
CIS(1)	22,078	3.5%	25,091	4.5%	46,938	3.7%	43,265	4.0%
APAC(2)	17,305	2.7%	14,363	2.6%	30,917	2.4%	27,362	2.6%
Revenues	$632,383	100.0%	$551,587	100.0%	$1,283,742	100.0%	$1,072,920	100.0%

(1)CIS includes revenues from customers in Russia, Belarus, Georgia, Kazakhstan, and Ukraine.
(2)APAC, or Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
During the three and six months ended June 30, 2020, the United States continued to be our largest customer location, with revenues increasing 14.4% to $365.0 million during the second quarter of 2020 from $319.0 million in the second quarter of 2019. During the six months ended June 30, 2020, revenues in the United States grew 18.8% to $735.1 million compared to $618.7 million in the same period of the prior year.
The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and Netherlands, contributing $82.3 million, $46.5 million and $27.2 million, respectively, during the three months ended June 30, 2020. Revenues from customers in these three countries were $69.0 million, $35.4 million, and $21.0 million, respectively, in the corresponding period last year. Revenues in the United Kingdom benefited from the growth in revenues from one of our top five customers. Revenues in the European geography were negatively impacted by a weakening of the euro and British pound relative to the U.S. dollar during the three months ended June 30, 2020 compared to the same period in the previous year. During the six months ended June 30, 2020, United Kingdom, Switzerland and Netherlands performed as Europe’s top revenue generating locations and contributed $174.4 million, $93.8 million, and $53.1 million, respectively, compared to $134.8 million, $71.6 million, and $41.7 million in the corresponding period last year, respectively.
During the three months ended June 30, 2020, revenues in the CIS geography included $19.4 million from customers in Russia, a decrease of $3.0 million as compared to the corresponding period of 2019. The decrease in revenue was primarily attributable to the timing of revenue recognition associated with the execution of contracts as compared to the same period in the previous year and a reversal of $2.5 million of previously recognized revenues associated with a change in estimate of completed performance on a fixed-fee project partially offset by revenue growth. During the six months ended June 30, 2020, customers in Russia comprised $41.4 million of the revenues in the CIS geography, an increase of $3.1 million over the corresponding period of 2019. During the six months ended June 30, 2020, the revenues in the CIS geography were adversely impacted by the timing of revenue recognition associated with the execution of contracts as compared to the same period in the previous year.

During the three and six months ended June 30, 2020, revenues from the customers in the APAC region increased by $2.9 million, or 20.5%, and $3.6 million, or 13.0%, respectively, over the corresponding periods of 2019.

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
During the three months ended June 30, 2020, cost of revenues (exclusive of depreciation and amortization) was $419.5 million representing an increase of 17.9% from $355.9 million in the corresponding period of 2019. The increase was primarily due to an increase in compensation costs largely driven by the 14.1% growth in the average number of production professionals during the three months ended June 30, 2020 as compared to the same period in 2019, partially offset by a 1.8% favorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 66.3% and 64.5% in the second quarter of 2020 and 2019, respectively. The year-over-year increase is primarily due to declining profitability on certain accounts due to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic partially offset by a reduction in travel-related expenses due to the restrictions of travel attributable to the global COVID-19 pandemic.
During the six months ended June 30, 2020, cost of revenues (exclusive of depreciation and amortization) was $843.3 million representing an increase of 20.4% from $700.6 million in the corresponding period of 2019. The increase was primarily due to an increase in compensation costs largely driven by the 15.4% growth in the average number of production professionals and a higher level of accrued variable compensation during the first half of 2020 as compared to the same period in 2019 partially offset by a 2.1% favorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 65.7% and 65.3% for the six months ended June 30, 2020 and 2019, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenses associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities including operating leases, advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus High-Technologies Park. We expect our selling, general and administrative expenses to continue to increase in absolute terms as our business expands and, as a percentage of revenues, to return to a range consistent with our recent historical trends.
During the three months ended June 30, 2020, selling, general and administrative expenses were $114.2 million representing an increase of 2.2% as compared to $111.8 million in the corresponding period of 2019. The increase in selling, general and administrative expenses was primarily driven by a $10.3 million increase in personnel-related costs including stock-based compensation, talent acquisition and development expenses and partially offset by a $7.7 million decrease in travel and entertainment expenses. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 2.2% to 18.1% for the three months ended June 30, 2020 as compared to the same period from the prior year, primarily driven by reduced travel-related expenses attributable to worldwide restriction on travel due to COVID-19, reduced recruiting expenses attributable to reduced hiring efforts in the second quarter of 2020, and reduced facility-related expenses.
During the six months ended June 30, 2020, selling, general and administrative expenses were $239.3 million representing an increase of 12.1% as compared to $213.5 million reported in the corresponding period of 2019. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 1.3% to 18.6% for the six months ended June 30, 2020 as compared to the same period from the prior year. The decrease was primarily driven by the 0.8% decrease in travel and entertainment expenses as a percentage of revenue resulting from the worldwide restriction on travel due to COVID-19, reduced recruiting expenses attributable to reduced hiring efforts in the second quarter of 2020, and reduced facility-related expenses.

Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and employee housing loans, gains and losses from certain financial instruments, interest expense related to our 2017 Credit Facility and changes in the fair value of contingent consideration. There were no material changes in interest and other income, net during the three and six months ended June 30, 2020 as compared to the same period in 2019.

Depreciation and Amortization Expense
During the three and six months ended June 30, 2020, depreciation and amortization expense was $15.2 million and $30.2 million, respectively, as compared to $11.0 million and $21.2 million, respectively, in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees and amortization of intangible assets, all of which have finite useful lives. Expressed as a percentage of revenues, depreciation and amortization expense increased to 2.4%, during both the three and six months ended June 30, 2020 as compared to the 2.0% in both corresponding periods of 2019.

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
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $8.1 million and $4.7 million during the three months ended June 30, 2020 and 2019, respectively. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $19.8 million and $16.3 million during the six months ended June 30, 2020 and 2019, respectively.
Our effective tax rate was 12.4% and 11.8% for the three and six months ended June 30, 2020, respectively, and 16.6% and 11.3% for the three and six months ended June 30, 2019, respectively. The increase in the effective tax rate in the six months ended June 30, 2020, as compared to the corresponding period in the prior year, is attributable to the decrease, as a percentage of income before provision for income taxes, in excess tax benefits recorded upon vesting or exercise of stock-based awards.
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
Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Segment revenues:
North America	$384,829	$331,025	$775,931	$641,714
Europe	227,305	197,361	463,638	391,426
Russia	20,249	23,201	44,173	39,780
Total segment revenues	$632,383	$551,587	$1,283,742	$1,072,920
Segment operating profit/(loss):
North America	$82,752	$69,347	$161,679	$133,804
Europe	34,426	27,679	66,205	59,464
Russia	(5,645)	5,652	(5,126)	6,241
Total segment operating profit	$111,533	$102,678	$222,758	$199,509

North America Segment
During the three months ended June 30, 2020, revenues for the North America segment increased $53.8 million, or 16.3%, compared to the same period last year and segment operating profit increased $13.4 million, or 19.3%, compared to the same period last year. During the three months ended June 30, 2020, revenues from our North America segment were 60.9% of total segment revenues, an increase from 60.0% reported in the corresponding period of 2019. The North America segment’s operating profit margin increased to 21.5% during the second quarter of 2020 from 20.9% in the second quarter of 2019. This increase is primarily attributable to reduced Selling, general and administrative expenses partially offset by temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic.
During the six months ended June 30, 2020, revenues for the North America segment increased $134.2 million, or 20.9%, compared to the same period last year and segment operating profit increased $27.9 million, or 20.8%, compared to the same period last year. During the six months ended June 30, 2020 and 2019, revenues from our North America segment were 60.4% and 59.8% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin was consistent at 20.8% during the six months ended June 30, 2020 as compared to 20.9% in the corresponding period of 2019.

The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$100,801	$85,600	$15,201	17.8%	$202,538	$164,721	$37,817	23.0%
Business Information & Media	81,481	62,340	19,141	30.7%	161,701	124,701	37,000	29.7%
Life Sciences & Healthcare	61,776	54,287	7,489	13.8%	123,387	104,443	18,944	18.1%
Travel & Consumer	52,193	48,178	4,015	8.3%	106,917	95,178	11,739	12.3%
Financial Services	47,687	43,517	4,170	9.6%	95,555	81,911	13,644	16.7%
Emerging Verticals	40,891	37,103	3,788	10.2%	85,833	70,760	15,073	21.3%
Revenues	$384,829	$331,025	$53,804	16.3%	$775,931	$641,714	$134,217	20.9%

Software & Hi-Tech remained the largest industry vertical in the North America segment during the second quarter of 2020. It grew 17.8% and 23.0% during the three and six months ended June 30, 2020, as compared to the corresponding periods from the prior year, which was a result of the continued focus on working with our technology customers. Economic challenges faced by our clients led to slower growth in the Travel & Consumer and Emerging Verticals than realized in prior periods. Financial Services experienced slower growth due to a change in certain customers’ business models associated with low-cost trading platforms. Revenues from Business Information & Media, Software & Hi-Tech and Emerging Verticals each grew in excess of 20% during the six months ended June 30, 2020 compared to the same period in the prior year.

Europe Segment
During the three months ended June 30, 2020, Europe’s segment revenues were $227.3 million, representing an increase of $29.9 million, or 15.2%, from the same period last year. Revenues were negatively impacted by changes in foreign currency exchange rates during the second quarter of 2020. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2019, we would have reported revenue growth of 16.0%. Europe’s segment revenues accounted for 35.9% and 35.8% of total segment revenues during the three months ended June 30, 2020 and 2019, respectively. During the second quarter of 2020, the segment’s operating profit increased 24.4% to $34.4 million compared to the second quarter of 2019. Expressed as a percentage of revenue, Europe’s segment operating profit increased to 15.1% compared to 14.0% in the same period of the prior year. Segment operating profit was impacted by reduced Selling, general and administrative expenses partially offset by temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic.
During the six months ended June 30, 2020, revenues for the Europe segment increased $72.2 million, or 18.4%, compared to the same period last year and segment operating profit increased $6.7 million, or 11.3%, compared to the same period last year.
During the six months ended June 30, 2020 and 2019, revenues from our Europe segment were 36.1% and 36.5% of total segment revenues, respectively. As a percentage of Europe segment revenues, the Europe segment’s operating profit decreased to 14.3% during the six months ended June 30, 2020 from 15.2% in the corresponding period of 2019. Segment operating profit was impacted by temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic, a change in the estimate of variable consideration associated with a single customer and the depreciation of the euro and the British pound.

The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$66,655	$58,879	$7,776	13.2%	$134,249	$120,714	$13,535	11.2%
Business Information & Media	58,338	35,691	22,647	63.5%	116,484	68,222	48,262	70.7%
Travel & Consumer	51,253	56,175	(4,922)	(8.8)%	112,320	111,377	943	0.8%
Software & Hi-Tech	18,165	19,440	(1,275)	(6.6)%	36,311	39,810	(3,499)	(8.8)%
Life Sciences & Healthcare	7,069	4,907	2,162	44.1%	14,688	9,463	5,225	55.2%
Emerging Verticals	25,825	22,269	3,556	16.0%	49,586	41,840	7,746	18.5%
Revenues	$227,305	$197,361	$29,944	15.2%	$463,638	$391,426	$72,212	18.4%
The Europe segment benefited from strong growth of the Business Information & Media vertical of 63.5% and 70.7% during the three and six months ended June 30, 2020, as compared to corresponding periods of 2019 largely driven by growth in revenues from one of our top five customers. Financial Services remained the largest industry vertical in the Europe segment during the three and six months ended June 30, 2020. Revenues in Travel & Consumer and Software & Hi-Tech decreased during the three months ended June 30, 2020 as compared to the corresponding period of 2019 primarily due to declining demand from certain customers adversely affected by the decline in global travel due to worldwide travel restrictions as a result of the COVID-19 pandemic.

Russia Segment
During the three months ended June 30, 2020, revenues from our Russia segment accounted for 3.2% of total segment revenues and decreased $3.0 million, or 12.7%, as compared to the corresponding period in the prior year. The decrease was primarily attributable to the timing of revenue recognition associated with the execution of contracts as compared to the prior year and a reversal of $2.5 million of previously recognized revenues associated with a change in estimate of completed performance on a fixed-fee project partially offset by revenue growth. During the three months ended June 30, 2020, operating loss from the Russia segment was $5.6 million, representing a decrease of $11.3 million, as compared to $5.7 million operating profit in the corresponding period last year. This decrease is attributable to the decrease in revenues, costs incurred without recognizing corresponding revenues due to the delays in the timing of execution of contracts and the devaluation of the Russian ruble relative to the U.S. dollar.
During the six months ended June 30, 2020, revenues from our Russia segment increased $4.4 million, or 11.0%, as compared to the corresponding period of 2019 and accounted for 3.4% of total segment revenues. During the six months ended June 30, 2020, operating loss of the Russia segment was $5.1 million, representing a decrease of $11.4 million, as compared to $6.2 million operating profit in the corresponding period last year. This decrease is attributable to the reduction in revenues, costs incurred without recognizing corresponding revenues due to the delays in the timing of execution of contracts and the devaluation of the Russian ruble relative to the U.S. dollar.

The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$13,633	$18,009	$(4,376)	(24.3)%	$29,814	$31,041	$(1,227)	(4.0)%
Travel & Consumer	3,824	2,761	1,063	38.5%	7,563	4,885	2,678	54.8%
Software & Hi-Tech	519	478	41	8.6%	2,485	918	1,567	170.7%
Business Information & Media	439	104	335	322.1%	799	244	555	227.5%
Life Sciences & Healthcare	39	4	35	875.0%	48	66	(18)	(27.3)%
Emerging Verticals	1,795	1,845	(50)	(2.7)%	3,464	2,626	838	31.9%
Revenues	$20,249	$23,201	$(2,952)	(12.7)%	$44,173	$39,780	$4,393	11.0%

Revenue from Financial Services decreased 24.3% during the three months ended June 30, 2020 as compared to the same period in 2019 due to a reversal of $2.5 million of previously recognized revenues associated with a change in estimate of completed performance on a fixed-fee project and the devaluation of the Russian ruble relative to the U.S. dollar.
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

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $993.7 million, short-term investments of $60.0 million as well as $275.0 million of available borrowings under our revolving credit facility.
We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities are not insured. As of June 30, 2020, the total amount of cash held in these countries was $164.4 million and, of this amount, $100.4 million was held in Belarus. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.
As of June 30, 2020, we had outstanding borrowings of $25.0 million under our revolving credit facility, and were in compliance with all covenants specified under the credit facility and we anticipate being in compliance for the foreseeable future. See Note 7 “Long-Term Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our long-term debt.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$209,411	$43,827
Net cash used in investing activities	(133,571)	(47,445)
Net cash (used in)/provided by financing activities	(6,648)	8,208
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,999)	2,248
Net increase in cash, cash equivalents and restricted cash	57,193	6,838
Cash, cash equivalents and restricted cash, beginning of period	937,688	771,711
Cash, cash equivalents and restricted cash, end of period	$994,881	$778,549

Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2020 was $209.4 million, an increase of $165.6 million compared to $43.8 million provided by operating activities in the corresponding period of 2019. This increase is largely driven by the increase in net income, improvements in collections from customers, delays in payment of certain employee-related costs, and reduced income tax payments compared to the corresponding period of 2019.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2020 was $133.6 million compared to $47.4 million used in the same period in 2019. During the first six months of 2020, the cash used in investing activities was primarily attributable to capital expenditures of $40.5 million and acquisitions of businesses net of cash acquired of $12.6 million compared to cash used for capital expenditures of $25.0 million and acquisitions of businesses net of cash acquired of $16.2 million during the six months of 2019. During the second quarter of 2020 we invested $60.0 million of cash into time deposits with maturities of six months or less.
Financing Activities
Net cash used in financing activities was $6.6 million in the first six months of 2020 compared to $8.2 million net cash provided by financing activities in the same period of 2019. During the first six months of 2020, we used cash for the payments of withholding taxes related to net share settlements of restricted stock units of $15.9 million, compared to $13.1 million paid in the corresponding period of 2019, and for the payment of $7.9 million of contingent consideration related to the acquisition of Think. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans of $17.1 million, compared to $22.4 million received in the corresponding period of 2019.

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

As June 30, 2020, we have deferred payment of $7.2 million of social security taxes as allowed by the Paycheck Protection Program Flexibility Act and will remit 50% of the outstanding balance by the due dates of December 31, 2021 and 2022.
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

Concentration of Credit and Other Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables.
We maintain our cash, cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk and we do not anticipate non-performance by the counterparties. We have cash in banks in countries such as Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2020, $164.4 million of our total cash was kept in banks in these countries, of which $100.4 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at June 30, 2020. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress resulting from the COVID-19 pandemic, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs, Canadian dollars and Russian rubles. Other than U.S. dollars, we incur expenditures principally in Russian rubles, Hungarian forints, Polish zlotys, British pounds, Swiss francs, euros, Indian rupees, Chinese yuan renminbi and Mexican pesos. As a result, currency fluctuations, specifically the depreciation of the euro, British pound, and Canadian dollar and the appreciation of the Russian ruble, Hungarian forint, Polish zloty, Chinese yuan renminbi and Indian rupee relative to the U.S. dollar, could negatively impact our results of operations.
During the quarter ended June 30, 2020, foreign exchange loss was $9.2 million compared to a loss of $3.6 million reported in the corresponding period last year. This loss is largely driven by the strengthening of the of the euro and British pound during the second quarter of 2020. During the six months ended June 30, 2020, foreign exchange loss was $2.6 million compared to a loss of $7.0 million in the corresponding period last year.
During the quarter ended June 30, 2020, approximately 30.4% of consolidated revenues and 39.8% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of June 30, 2020, the net unrealized loss from these hedges was $2.1 million.

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
During the second quarter of 2020, we reported revenue growth of 14.6% over the second quarter of 2019. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2019, we would have reported revenue growth of 15.5%. Our revenues have been mainly impacted by depreciation of the euro, British pound and Russian ruble relative to the U.S. dollar. During the second quarter of 2020, we reported a net income increase of 13.4% over the second quarter of 2019. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2019, we would have reported a net income increase of 7.2%. Net income has been most positively impacted by depreciation of the Hungarian forint, Russian ruble, Polish zloty and Mexican peso relative to the U.S. dollar partially offset by the appreciation of the euro relative to the U.S. dollar.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The global coronavirus pandemic (COVID-19) has created significant volatility in the price of our common stock, uncertainty in customer demand for our services, and widespread economic disruption. The extent to which the coronavirus pandemic will further impact our business, operations and financial results will depend on numerous factors that are frequently changing or unknown, and that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ responses or planned responses to the pandemic; the impact of the pandemic on economic activity and any interventions intended to mitigate decreased economic activity; the effect on our customers and customer demand for our products, services, and solutions; our ability to sell and provide our products, services, and solutions, including as a result of travel restrictions, personnel working from home or with diminished technology and communication abilities, and social distancing; the ability of our customers to pay timely, if at all, for our services and solutions with or without discounts requested by our customers; and closures of our and our customers’ offices and facilities. The closure of our customers’ facilities, restrictions that prevent our customers from accessing those facilities or their own customers, and broad disruptions in our customers’ markets and customer base, has disrupted, and could in the future disrupt the demand for our products, services, and solutions and result in, among other things, termination of customer contracts, delays or interruptions in the performance of contracts, losses of revenues, and an increase in bad debt expense. Customers may also slow or halt decision making, delay planned work, or suspend, terminate, or reduce existing contracts or services. Travel and immigration restrictions may delay or prevent our personnel from accessing worksites, and work-from-home or remote working arrangements could reduce profitability or increase information security, cyber security and connectivity vulnerabilities. In addition, when COVID-19-related restrictions on business are eased, our ability to deliver services to our customers could be affected by any outbreak of illness among employees returning to our facilities or to our customers' facilities. Moreover, there may be additional costs that we will have to incur in connection with further changes to, or a return to, normal operating conditions. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to our operations in emerging markets, our ability to execute on our growth strategy through strategic acquisitions, our dependency on third parties for network infrastructure, attracting, hiring, and retaining personnel, the effects on movements in foreign currency exchange rates, and the effects that changes to fiscal, political, regulatory and other federal policies may have on EPAM, each of which could materially adversely affect our business, financial condition, results of operations and/or stock price.
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

Date: August 6, 2020

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)