Form 10-Q
period 2020-09-30
EPAM Systems, Inc.
filed 2020-11-05
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 31, 2020
Common Stock, par value $0.001 per share	55,988,929 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	As of September 30, 2020	As of December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,161,065	$936,552
Short-term investments	60,089	9
Trade receivables and contract assets, net of allowance of $5,371 and $2,920, respectively	493,225	497,716
Prepaid and other current assets	37,843	39,934
Total current assets	1,752,222	1,474,211
Property and equipment, net	163,689	165,259
Operating lease right-of-use assets, net	232,780	238,991
Intangible assets, net	54,321	56,258
Goodwill	207,764	195,043
Deferred tax assets	90,071	75,013
Other noncurrent assets	54,578	39,433
Total assets	$2,555,425	$2,244,208

Liabilities
Current liabilities
Accounts payable	$10,785	$7,831
Accrued compensation and benefits expenses	263,918	230,035
Accrued expenses and other current liabilities	65,242	82,476
Income taxes payable, current	13,779	9,064
Operating lease liabilities, current	61,107	57,542
Total current liabilities	414,831	386,948
Long-term debt	25,039	25,074
Income taxes payable, noncurrent	43,259	45,878
Operating lease liabilities, noncurrent	183,935	180,848
Other noncurrent liabilities	28,127	9,315
Total liabilities	695,191	648,063
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 160,000,000 authorized; 56,001,270 and 55,207,446 shares issued, 55,981,535 and 55,187,711 shares outstanding at September 30, 2020 and December 31, 2019, respectively	56	55
Additional paid-in capital	648,686	607,051
Retained earnings	1,262,341	1,020,590
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(50,672)	(31,374)
Total stockholders’ equity	1,860,234	1,596,145
Total liabilities and stockholders’ equity	$2,555,425	$2,244,208

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$652,243	$588,103	$1,935,985	$1,661,023
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	423,388	377,525	1,266,730	1,078,129
Selling, general and administrative expenses	116,530	118,886	355,829	332,434
Depreciation and amortization expense	15,929	11,127	46,095	32,355
Income from operations	96,396	80,565	267,331	218,105
Interest and other income, net	1,672	2,509	5,875	6,775
Foreign exchange gain/(loss)	5,896	(3,105)	3,253	(10,151)
Income before provision for income taxes	103,964	79,969	276,459	214,729
Provision for income taxes	14,532	12,967	34,838	28,196
Net income	$89,432	$67,002	$241,621	$186,533
Foreign currency translation adjustments, net of tax	199	(10,114)	(15,878)	(4,551)
Unrealized (loss)/gain on cash-flow hedging instruments, net of tax	(498)	(2,163)	(3,420)	2,474
Comprehensive income	$89,133	$54,725	$222,323	$184,456

Net income per share:
Basic	$1.60	$1.22	$4.34	$3.42
Diluted	$1.53	$1.16	$4.14	$3.24
Shares used in calculation of net income per share:
Basic	55,883,879	54,877,666	55,624,727	54,603,903
Diluted	58,616,106	57,844,355	58,341,178	57,567,339

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2020	55,187,711	$55	$607,051	$1,020,590	19,735	$(177)	$(31,374)	$1,596,145
Cumulative effect of adoption of ASU 2016-13	—	—	—	130	—	—	—	130
Adjusted Balance, January 1, 2020	55,187,711	$55	$607,051	$1,020,720	19,735	$(177)	$(31,374)	$1,596,275
Restricted stock units vested	273,904	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(89,990)	—	(15,822)	—	—	—	—	(15,822)
Stock-based compensation expense	—	—	12,210	—	—	—	—	12,210
Proceeds from stock option exercises	217,475	1	7,140	—	—	—	—	7,141
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(28,519)	(28,519)
Change in unrealized gains and losses on cash-flow hedging instruments, net of tax	—	—	—	—	—	—	(9,368)	(9,368)
Net income	—	—	—	85,565	—	—	—	85,565
Balance, March 31, 2020	55,589,100	$56	$610,579	$1,106,285	19,735	$(177)	$(69,261)	$1,647,482
Restricted stock units vested	18,649	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(5,522)	—	(1,169)	—	—	—	—	(1,169)
Stock-based compensation expense	—	—	11,153	—	—	—	—	11,153
Proceeds from stock option exercises	223,724	—	10,116	—	—	—	—	10,116
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	12,442	12,442
Change in unrealized gains and losses on cash-flow hedging instruments, net of tax	—	—	—	—	—	—	6,446	6,446
Net income	—	—	—	66,624	—	—	—	66,624
Balance, June 30, 2020	55,825,951	$56	$630,679	$1,172,909	19,735	$(177)	$(50,373)	$1,753,094

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2020	55,825,951	$56	$630,679	$1,172,909	19,735	$(177)	$(50,373)	$1,753,094
Restricted stock units vested	4,696	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(1,015)	—	(294)	—	—	—	—	(294)
Stock-based compensation expense	—	—	12,566	—	—	—	—	12,566
Proceeds from stock option exercises	151,903	—	5,735	—	—	—	—	5,735
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	199	199
Change in unrealized gains and losses on cash-flow hedging instruments, net of tax	—	—	—	—	—	—	(498)	(498)
Net income	—	—	—	89,432	—	—	—	89,432
Balance, September 30, 2020	55,981,535	$56	$648,686	$1,262,341	19,735	$(177)	$(50,672)	$1,860,234

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)
(Continued)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2019	54,080,192	$54	$544,700	$759,533	19,735	$(177)	$(41,514)	$1,262,596
Restricted stock units vested	242,414	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(81,562)	—	(13,483)	—	—	—	—	(13,483)
Stock-based compensation expense	—	—	10,425	—	—	—	—	10,425
Proceeds from stock option exercises	323,464	—	11,890	—	—	—	—	11,890
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2,943	2,943
Change in unrealized gains and losses on cash-flow hedging instruments, net of tax	—	—	—	—	—	—	3,100	3,100
Net income	—	—	—	60,754	—	—	—	60,754
Balance, March 31, 2019	54,564,508	$54	$553,532	$820,287	19,735	$(177)	$(35,471)	$1,338,225
Restricted stock units vested	11,757	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(2,084)	—	(363)	—	—	—	—	(363)
Stock-based compensation expense	—	—	10,867	—	—	—	—	10,867
Proceeds from stock option exercises	205,108	1	10,583	—	—	—	—	10,584
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	2,620	2,620
Change in unrealized gains and losses on cash-flow hedging instruments, net of tax	—	—	—	—	—	—	1,537	1,537
Net income	—	—	—	58,777	—	—	—	58,777
Balance, June 30, 2019	54,779,289	$55	$574,619	$879,064	19,735	$(177)	$(31,314)	$1,422,247

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2019	54,779,289	$55	$574,619	$879,064	19,735	$(177)	$(31,314)	$1,422,247
Restricted stock issued in connection with acquisitions	18,787	—	—	—	—	—	—	—
Restricted stock units vested	17,216	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(5,961)	—	(1,090)	—	—	—	—	(1,090)
Stock-based compensation expense	—	—	9,909	—	—	—	—	9,909
Proceeds from stock option exercises	139,767	—	6,326	—	—	—	—	6,326
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(10,114)	(10,114)
Change in unrealized gains and losses on cash-flow hedging instruments, net of tax	—	—	—	—	—	—	(2,163)	(2,163)
Net income	—	—	—	67,002	—	—	—	67,002
Balance, September 30, 2019	54,949,098	$55	$589,764	$946,066	19,735	$(177)	$(43,591)	$1,492,117

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$241,621	$186,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,095	32,355
Operating lease right-of-use assets amortization expense	50,467	40,203
Bad debt expense	2,794	133
Deferred taxes	(4,546)	(3,105)
Stock-based compensation expense	54,794	53,024
Other	3,225	7,522
Changes in assets and liabilities:
Trade receivables and contract assets	3,477	(77,833)
Prepaid and other assets	4,261	237
Accounts payable	1,836	(1,844)
Accrued expenses and other liabilities	30,787	(11,230)
Operating lease liabilities	(47,023)	(39,230)
Income taxes payable	(2,813)	(23,899)
Net cash provided by operating activities	384,975	162,866
Cash flows from investing activities:
Purchases of property and equipment	(50,311)	(52,295)
Purchases of short-term investments	(60,000)	—
Acquisition of business, net of cash acquired (Note 2)	(18,888)	(28,655)
Purchases of non-marketable securities	(20,500)	(5,000)
Other investing activities, net	452	(1,632)
Net cash used in investing activities	(149,247)	(87,582)
Cash flows from financing activities:
Proceeds from stock option exercises	23,027	28,798
Payments of withholding taxes related to net share settlements of restricted stock units	(16,213)	(14,521)
Payment of contingent consideration for previously acquired business	(7,869)	(1,104)
Other financing activities, net	(28)	(26)
Net cash (used in)/provided by financing activities	(1,083)	13,147
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,110)	(5,753)
Net increase in cash, cash equivalents and restricted cash	224,535	82,678
Cash, cash equivalents and restricted cash, beginning of period	937,688	771,711
Cash, cash equivalents and restricted cash, end of period	$1,162,223	$854,389

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of September 30, 2020	As of December 31, 2019
Balance sheet classification
Cash and cash equivalents	$1,161,065	$936,552
Restricted cash in Other noncurrent assets	1,158	1,136
Total restricted cash	1,158	1,136
Total cash, cash equivalents and restricted cash	$1,162,223	$937,688

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

2.ACQUISITIONS
2020 Acquisitions — During the nine months ended September 30, 2020, the Company completed two acquisitions with an aggregate purchase price of $22,526 including contingent consideration with an acquisition-date fair value of $5,292. The Company committed to making contingent consideration payments with a maximum amount payable of $18,582 subject to attainment of specified performance targets in the first and second calendar years after the respective acquisition dates. These acquisitions increased EPAM’s software and service capabilities and expanded EPAM’s offerings in financial services as well as added $7,280 of intangible assets, consisting mainly of customer relationships. Revenues generated by these acquisitions totaled $1,245 and $3,478 during the three and nine months ended September 30, 2020, respectively. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material individually or in aggregate.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition as updated for any changes as of June 30, 2020 for test IO:

test IO
Cash and cash equivalents	$663
Trade receivables and contract assets	621
Prepaid and other current assets	150
Goodwill	11,926
Intangible assets	6,219
Property and equipment and other noncurrent assets	305
Total assets acquired	$19,884
Accounts payable, accrued expenses and other current liabilities	$993
Other noncurrent liabilities	1,568
Total liabilities assumed	$2,561
Net assets acquired	$17,323

3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2020	$113,426	$80,873	$744	$195,043
test IO purchase accounting adjustment	863	(1,089)	—	(226)
Other 2019 acquisitions purchase accounting adjustments	219	71	21	311
2020 Acquisitions	6,236	6,822	—	13,058
Effect of net foreign currency exchange rate changes	98	(457)	(63)	(422)
Balance as of September 30, 2020	$120,842	$86,220	$702	$207,764
There were no accumulated impairment losses in the North America or Europe reportable segments as of September 30, 2020 or December 31, 2019. The Russia segment had accumulated goodwill impairment losses of $2,241 as of September 30, 2020 and December 31, 2019.

4.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$936	$—	$936	$—
Total assets measured at fair value on a recurring basis	$936	$—	$936	$—

Foreign exchange derivative liabilities	$3,689	$—	$3,689	$—
Contingent consideration	5,913	—	—	5,913
Total liabilities measured at fair value on a recurring basis	$9,602	$—	$3,689	$5,913

	As of December 31, 2019
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,910	$—	$1,910	$—
Total assets measured at fair value on a recurring basis	$1,910	$—	$1,910	$—

Foreign exchange derivative liabilities	$243	$—	$243	$—
Contingent consideration	10,495	—	—	10,495
Total liabilities measured at fair value on a recurring basis	$10,738	$—	$243	$10,495

The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 5 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.
The fair value of the contingent consideration was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rates used to determine the fair value of contingent consideration for the 2020 Acquisitions ranged from a minimum of 15.5% to a maximum of 17.5%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statement of income and comprehensive income.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration using significant unobservable inputs for the nine months ended September 30, 2020 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2020	$10,495
Payment of contingent consideration for previously acquired business	(7,869)
Acquisition date fair value of contingent consideration — 2020 Acquisitions (Note 2)	5,292
Changes in fair value of contingent consideration included in Interest and other income, net	(1,480)
Effect of net foreign currency exchange rate changes	(525)
Contingent consideration liabilities as of September 30, 2020	$5,913

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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Financial Assets:
Cash equivalents:
Money market funds	$171,903	$171,903	$171,903	$—	$—
Total cash equivalents	$171,903	$171,903	$171,903	$—	$—
Restricted cash	$1,158	$1,158	$1,158	$—	$—
Time deposits	$60,089	$60,089	$—	$60,089	$—
Employee loans	$1,168	$1,168	$—	$—	$1,168
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,006	$25,006	$—	$25,006	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Financial Assets:
Cash equivalents:
Money market funds	$407,817	$407,817	$407,817	$—	$—
Time deposits	10,002	10,002	—	10,002	—
Total cash equivalents	$417,819	$417,819	$407,817	$10,002	$—
Restricted cash	$1,136	$1,136	$1,136	$—	$—
Employee loans	$2,434	$2,434	$—	$—	$2,434
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,017	$25,017	$—	$25,017	$—

Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $25,000 and $5,750 as of September 30, 2020 and December 31, 2019, respectively and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

5.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of September 30, 2020, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019 were as follows:

		As of September 30, 2020		As of December 31, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$936		$1,910
	Accrued expenses and other current liabilities		$3,689		$243
The Company records changes in the fair value of its cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to cost of revenues (exclusive of depreciation and amortization). In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge into income. If the Company does not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in income.
The changes in the fair value of foreign currency derivative instruments in our unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign exchange forward contracts - Designated as hedging instruments:
Net (loss)/gain in fair value recognized in accumulated other comprehensive loss	$(650)	$(2,791)	$(4,420)	$3,192
Net (loss)/gain reclassified from accumulated other comprehensive loss into cost of revenues (exclusive of depreciation and amortization)	$(1,094)	$848	$(3,605)	$738

6.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 years to 10.6 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three and nine months ended September 30, 2020 and 2019.

During the three and nine months ended September 30, 2020 and 2019, the components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Classification	2020	2019	2020	2019
Operating lease cost	Selling, general and administrative expenses	$18,437	$16,210	$56,151	$45,125
Variable lease cost	Selling, general and administrative expenses	1,442	2,439	4,656	6,535
Short-term lease cost	Selling, general and administrative expenses	180	1,085	989	2,989
Total lease cost		$20,059	$19,734	$61,796	$54,649

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$17,952	$14,709	$51,324	$43,510
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,277	$14,251	$45,205	$67,798
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$11,726	$3,233	$7,744	$6,383
Operating lease liabilities	$11,708	$3,199	$7,719	$6,451

Weighted average remaining lease term and discount rate as of September 30, 2020 and 2019 were as follows:

	As of September 30, 2020	As of September 30, 2019
Weighted average remaining lease term, in years:
Operating leases	5.9	5.9
Weighted average discount rate:
Operating leases	3.1%	3.8%

As of September 30, 2020, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2020 (excluding nine months ended September 30, 2020)	$18,334
2021	63,652
2022	48,523
2023	35,343
2024	30,360
Thereafter	71,115
Total lease payments	267,327
Less: imputed interest	(22,285)
Total	$245,042
The Company had committed to payments of $5,724 related to operating lease agreements that had not yet commenced as of September 30, 2020. These operating leases will commence on various dates during 2020 with lease terms ranging from 1.0 to 5.0 years. The Company did not have any material finance lease agreements that had not yet commenced.

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
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100,000 equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of September 30, 2020, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of September 30, 2020, the Company was in compliance with all covenants contained in the 2017 Credit Facility.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of September 30, 2020	As of December 31, 2019
Outstanding debt	$25,000	$25,000
Interest rate	1.2%	2.8%
Irrevocable standby letters of credit	$—	$303
Available borrowing capacity	$275,000	$274,697
Current maximum borrowing capacity	$300,000	$300,000

8.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$378,493	$10,853	$630	$389,976
Europe	11,278	203,255	—	214,533
CIS	1,433	16	28,590	30,039
APAC	401	17,294	—	17,695
Revenues	$391,605	$231,418	$29,220	$652,243

	Nine Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$1,126,970	$32,107	$2,665	$1,161,742
Europe	32,805	615,843	6	648,654
CIS	6,223	32	70,722	76,977
APAC	1,538	47,074	—	48,612
Revenues	$1,167,536	$695,056	$73,393	$1,935,985

	Three Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$349,875	$8,484	$42	$358,401
Europe	6,756	182,533	23	189,312
CIS	2,349	53	24,099	26,501
APAC	7	13,882	—	13,889
Revenues	$358,987	$204,952	$24,164	$588,103

	Nine Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$976,841	$32,926	$74	$1,009,841
Europe	16,722	523,180	263	540,165
CIS	6,093	66	63,607	69,766
APAC	1,045	40,206	—	41,251
Revenues	$1,000,701	$596,378	$63,944	$1,661,023

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$84,384	$55,228	$402	$140,014
Financial Services	48,415	68,419	19,881	136,715
Software & Hi-Tech	100,847	17,492	515	118,854
Travel & Consumer	54,590	51,449	4,135	110,174
Life Sciences & Healthcare	66,071	7,963	169	74,203
Emerging Verticals	37,298	30,867	4,118	72,283
Revenues	$391,605	$231,418	$29,220	$652,243

	Nine Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$246,085	$171,712	$1,201	$418,998
Financial Services	143,970	202,668	49,695	396,333
Software & Hi-Tech	303,385	53,803	3,000	360,188
Travel & Consumer	161,507	163,769	11,698	336,974
Life Sciences & Healthcare	189,458	22,651	217	212,326
Emerging Verticals	123,131	80,453	7,582	211,166
Revenues	$1,167,536	$695,056	$73,393	$1,935,985

	Three Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$65,153	$40,624	$22	$105,799
Financial Services	50,510	61,067	18,760	130,337
Software & Hi-Tech	90,880	16,952	552	108,384
Travel & Consumer	51,476	57,735	3,171	112,382
Life Sciences & Healthcare	60,049	6,713	7	66,769
Emerging Verticals	40,919	21,861	1,652	64,432
Revenues	$358,987	$204,952	$24,164	$588,103

	Nine Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$189,854	$108,846	$266	$298,966
Financial Services	132,421	181,781	49,801	364,003
Software & Hi-Tech	255,601	56,762	1,470	313,833
Travel & Consumer	146,654	169,112	8,056	323,822
Life Sciences & Healthcare	164,492	16,176	73	180,741
Emerging Verticals	111,679	63,701	4,278	179,658
Revenues	$1,000,701	$596,378	$63,944	$1,661,023

The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$348,570	$196,719	$13,844	$559,133
Fixed-price	41,050	34,057	15,314	90,421
Licensing	1,717	242	53	2,012
Other revenues	268	400	9	677
Revenues	$391,605	$231,418	$29,220	$652,243

	Nine Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,054,548	$579,212	$41,412	$1,675,172
Fixed-price	106,760	111,565	30,394	248,719
Licensing	5,445	949	1,520	7,914
Other revenues	783	3,330	67	4,180
Revenues	$1,167,536	$695,056	$73,393	$1,935,985

	Three Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$322,573	$171,261	$13,815	$507,649
Fixed-price	35,273	33,093	10,304	78,670
Licensing	883	149	9	1,041
Other revenues	258	449	36	743
Revenues	$358,987	$204,952	$24,164	$588,103

	Nine Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$907,624	$507,055	$37,134	$1,451,813
Fixed-price	89,694	87,543	26,534	203,771
Licensing	2,343	689	211	3,243
Other revenues	1,040	1,091	65	2,196
Revenues	$1,000,701	$596,378	$63,944	$1,661,023

Timing of Revenue Recognition
The following tables present the timing of revenue recognition for the periods indicated:

	Three Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$390,295	$231,281	$29,174	$650,750
Transferred at a point of time	1,310	137	46	1,493
Revenues	$391,605	$231,418	$29,220	$652,243

	Nine Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,163,678	$694,525	$71,882	$1,930,085
Transferred at a point of time	3,858	531	1,511	5,900
Revenues	$1,167,536	$695,056	$73,393	$1,935,985

	Three Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$358,426	$204,833	$24,110	$587,369
Transferred at a point of time	561	119	54	734
Revenues	$358,987	$204,952	$24,164	$588,103

	Nine Months Ended September 30, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$999,530	$596,106	$63,890	$1,659,526
Transferred at a point of time	1,171	272	54	1,497
Revenues	$1,000,701	$596,378	$63,944	$1,661,023

During the three and nine months ended September 30, 2020 the Company recognized $9,105 and $4,719 of revenues, respectively, from performance obligations satisfied in previous periods compared to $4,915 and $7,039 during the three and nine months ended September 30, 2019, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of September 30, 2020. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$19,644	$288	$—	$—	$19,932
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of September 30, 2020	As of December 31, 2019
Contract assets included in Trade receivables and contract assets	$21,548	$14,320
Contract liabilities included in Accrued expenses and other current liabilities	$12,415	$9,132
Contract assets have increased from December 31, 2019 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have not materially changed from December 31, 2019.
During the three and nine months ended September 30, 2020, the Company recognized $439 and $8,301 of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2019. During the three and nine months ended September 30, 2019, the Company recognized $140 and $3,801 of revenues, respectively, that were included in Accrued expenses and other current liabilities at December 31, 2018.

9.STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income and comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues (exclusive of depreciation and amortization)	$10,854	$7,580	$23,796	$27,841
Selling, general and administrative expenses	12,620	7,891	30,998	25,183
Total	$23,474	$15,471	$54,794	$53,024

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2020	3,322,930	$50.85
Options granted	147,351	$176.21
Options modified	(198)	$73.27
Options exercised	(592,904)	$38.76
Options forfeited/cancelled	(9,137)	$117.40
Options outstanding at September 30, 2020	2,868,042	$59.58	$756,305	4.5

Options vested and exercisable at September 30, 2020	2,489,928	$46.31	$689,630	3.9
Options expected to vest at September 30, 2020	353,203	$145.98	$62,624	8.4
As of September 30, 2020, $15,575 of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2020:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2020	9,791	$162.96	758,785	$122.48	242,288	$105.40
Awards granted	—	$—	252,376	$180.39	59,770	$180.37
Awards modified	—	$—	(1,237)	$122.55	—	$—
Awards vested	(397)	$63.10	(298,331)	$107.31	(121,399)	$91.22
Awards forfeited/cancelled	—	$—	(35,446)	$140.33	(4,106)	$112.58
Unvested service-based awards outstanding at September 30, 2020	9,394	$167.18	676,147	$149.85	176,553	$140.36
As of September 30, 2020, $897 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.9 years.
As of September 30, 2020, $73,991 of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.6 years. During the nine months ended September 30, 2020, 19,201 equity-classified RSUs were granted in connection with 2020 acquisitions of businesses. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions. During the first quarter of 2020, in connection with a 2019 acquisition of a business, the Company formally issued 5,793 equity-classified RSUs.
As of September 30, 2020, $34,399 of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.4 years. During the nine months ended September 30, 2020, 9,736 liability-classified cash-settled RSUs were granted in connection with 2020 acquisitions of businesses. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
The liability associated with the service-based liability-classified RSUs as of September 30, 2020 and December 31, 2019, was $18,577 and $21,902, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the nine months ended September 30, 2020:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2020	9,393	$165.87	—	$—
Awards granted	—	$—	31,354	$210.44
Unvested performance-based awards outstanding at September 30, 2020	9,393	$165.87	31,354	$210.44
As of September 30, 2020, $1,137 of total remaining unrecognized stock-based compensation cost related to performance-based restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.
During the nine months ended September 30, 2020, in connection with a 2019 acquisition of a business, the Company formally issued 24,836 performance-based equity-classified RSUs. During the nine months ended September 30, 2020, 6,518 performance-based equity-classified RSUs were granted in connection with 2020 acquisitions of businesses. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions. As of September 30, 2020, $4,096 of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.

During the nine months ended September 30, 2020, the Company agreed to issue RSUs at future dates in connection with 2020 acquisitions of businesses. The number of awards to be issued is subject to attainment of specified performance targets in the 2 years after the acquisition dates as well as the Company’s stock price at the time of formal issuance. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions. The awards require continued service and vest over 3 years from the dates of acquisition. As of September 30, 2020, taking into consideration the probability of achieving the specified performance goals, $698 of total remaining unrecognized stock-based compensation costs is expected to be recognized over the weighted-average remaining requisite service period of 2.3 years. If all performance criteria are met, these awards could be worth up to $11,527.

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
The Company’s worldwide effective tax rates for the three months ended September 30, 2020 and 2019 were 14.0% and 16.2%, respectively, and 12.6% and 13.1% during the nine months ended September 30, 2020 and 2019, respectively.
The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $9,165 and $4,228 during the three months ended September 30, 2020 and 2019, respectively, and $28,991 and $20,482 during the nine months ended September 30, 2020 and 2019, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$89,432	$67,002	$241,621	$186,533
Numerator for basic and diluted earnings per share	$89,432	$67,002	$241,621	$186,533

Denominator:
Weighted average common shares for basic earnings per share	55,883,879	54,877,666	55,624,727	54,603,903
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,732,227	2,966,689	2,716,451	2,963,436
Weighted average common shares for diluted earnings per share	58,616,106	57,844,355	58,341,178	57,567,339

Net income per share:
Basic	$1.60	$1.22	$4.34	$3.42
Diluted	$1.53	$1.16	$4.14	$3.24
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2,627 and 40,276 during the three and nine months ended September 30, 2020, respectively.
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
Building Acquisition Commitments — During the year ended December 31, 2019, the Company entered into an agreement to purchase office space in Ukraine intended to support the global delivery center in that country. The agreement is subject to completion of construction and other ordinary closing conditions. As of September 30, 2020, the Company has committed to making future payments totaling approximately $36,900 including VAT to the sellers upon transfer of the building.

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

Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment revenues:
North America	$391,605	$358,987	$1,167,536	$1,000,701
Europe	231,418	204,952	695,056	596,378
Russia	29,220	24,164	73,393	63,944
Total segment revenues	$652,243	$588,103	$1,935,985	$1,661,023
Segment operating profit/(loss):
North America	$87,272	$79,310	$248,951	$213,114
Europe	43,018	27,550	109,223	87,014
Russia	2,958	5,524	(2,168)	11,765
Total segment operating profit	$133,248	$112,384	$356,006	$311,893
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three and nine months ended September 30, 2020 and 2019.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total segment operating profit:	$133,248	$112,384	$356,006	$311,893
Unallocated amounts:
Stock-based compensation expense	(23,474)	(15,471)	(54,794)	(53,024)
Amortization of intangibles assets	(3,086)	(2,554)	(9,215)	(7,293)
Other acquisition-related expenses	(243)	(1,144)	(859)	(2,505)
Other unallocated expenses	(10,049)	(12,650)	(23,807)	(30,966)
Income from operations	96,396	80,565	267,331	218,105
Interest and other income, net	1,672	2,509	5,875	6,775
Foreign exchange gain/(loss)	5,896	(3,105)	3,253	(10,151)
Income before provision for income taxes	$103,964	$79,969	$276,459	$214,729

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of September 30, 2020	As of December 31, 2019
Belarus	$72,507	$75,984
Ukraine	30,142	24,652
United States	16,329	15,637
Russia	13,686	17,980
India	6,349	7,443
Poland	5,032	5,029
Hungary	4,820	5,201
Spain	2,685	1,106
China	2,556	3,036
Mexico	2,431	2,353
Other	7,152	6,838
Total	$163,689	$165,259
The table below presents information about the Company’s revenues by customer location for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$371,366	$340,803	$1,106,459	$959,471
United Kingdom	77,519	74,992	251,928	209,773
Switzerland	50,399	38,781	144,158	110,378
Netherlands	28,827	22,161	81,973	63,816
Russia	27,963	23,668	69,372	62,020
Germany	22,172	20,940	62,163	59,716
Canada	18,219	17,582	52,724	50,339
Other locations	55,778	49,176	167,208	145,510
Total	$652,243	$588,103	$1,935,985	$1,661,023

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

Business Update Regarding COVID-19
The COVID-19 global pandemic continued to cause substantial global public health and economic challenges during the third quarter of 2020 and our employees, communities and business operations, as well as the global economy and financial markets all continue to be affected. We cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition. Future developments and actions to contain the public health and economic impact of the COVID-19 pandemic on the markets we serve are rapidly evolving and highly uncertain.

To the extent that the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) refers to a financial or performance metric that has been affected by a trend or activity, that reference is in addition to any impact of the COVID-19 pandemic disclosed in and supplemented by this section. The information contained in this section is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.

Our COVID-19 Pandemic Response
Since the beginning of the COVID-19 pandemic, we have made the safety and well-being of our employees our top priority. As governments lifted and now re-impose restrictions on group gatherings, commercial operations, and travel, we have applied those changing requirements to our business to maintain the health and safety of our employees and serve our customers consistent with appropriate public health considerations. Our business continuity plans are designed to ensure the safety and well-being of approximately 38,000 EPAM professionals while supporting the operations of hundreds of customers around the world.

Our Employees
The vast majority of our employees are able to productively and securely work from a remote location and our remaining personnel are providing services to us or our customers from our offices or our customers’ facilities. We therefore do not expect that COVID-19 related restrictions on group gatherings and non-essential businesses will have a material adverse effect on our ability to operate our business or productively deliver services to our customers, nor on our financial reporting systems, internal control over financial reporting, or disclosure controls and procedures. With the increase in remote access to our systems and networks, we have accelerated some ongoing security initiatives and programs.

Many of the countries where our personnel regularly conduct business have imposed or extended restrictions on travel and immigration from other countries, including a suspension of most immigration and non-immigration visas issued by the United States. Further extensions or tightening of these travel and immigration restrictions may continue to impact our operations. However, we do not believe that the current travel and immigration restrictions will have a material adverse effect on our business or financial condition.
Our Customers
Our adaptive global delivery model enables us to deliver our services and solutions to our customers from remote locations, so we continue to provide our customers with the products, services, and solutions they seek to deliver their business results. We continually assess our customers’ current and future needs for EPAM personnel to work at their facilities and our global delivery centers, so that we can deploy resources safely and in accordance with COVID-19 mitigation efforts.

The prolonged deterioration of economic conditions for some of our customers could materially reduce our sales and profitability. Reduced demand from our customers and their customers, persistent financial distress in our customer base, and the continued volatility in macroeconomic conditions has and could continue to adversely impact revenues and decrease the collectability of our trade receivables. Any or all of these factors could negatively impact our results of operations. Based on currently available information, we believe that our revenues in the fourth quarter of 2020 will grow at a lower rate than we experienced in the fourth quarter of 2019. Depending on the duration of the COVID-19 pandemic and the timing and speed of economic recovery, reduced revenue growth relative to prior years could extend beyond the fourth quarter of 2020.
Our Community
EPAM supports the communities where we live and work and we assisted our global and local communities by providing solutions to transform the ways people live and work during the COVID-19 pandemic, including:
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
•EPAM offered a pathway to centralize and automate the ability to capture, deconstruct, and validate healthcare data during the COVID-19 pandemic.
Moving Forward
We expect uncertainty around the impacts the pandemic will have on our business, financial condition, and results of operations. We actively monitor our business and the needs of our employees, customers, and communities to determine the appropriate actions to protect the health and safety of our employees and our ongoing operations. This includes actions informed by the requirements and recommendations of public health authorities. Economic and demand uncertainty in the current environment may impact our future results. We continue to monitor the demand for our services including the duration and degree to which we see declines or delays in new customer projects and payment for services performed. We continue to assess how the effects of COVID-19 on the economy may impact human capital allocation, revenues, profitability, and operating expenses.

For additional information on the various risks posed by the COVID-19 pandemic, please read “Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Part II. Item 1A. Risk Factors” included in this report.

Year-to-Date 2020 Developments and Trends
For the first nine months of 2020, our revenues were $1,936.0 million, an increase of 16.6% over $1,661.0 million reported for the same period of 2019. We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings which allowed us to continue to grow revenues despite challenges posed by the worldwide COVID-19 pandemic. Certain clients and certain industry verticals have been adversely impacted by the worldwide COVID-19 pandemic, including Travel & Consumer which grew less than 5% during the first nine months of 2020, as compared to the corresponding period of 2019. Our performance remained strong in Business Information & Media, which became our largest vertical, contributing 21.6% of total revenues for the first nine months of 2020.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(in thousands, except per share data and percentages)
Revenues	$652,243	100.0%	$588,103	100.0%	$1,935,985	100.0%	$1,661,023	100.0%
Income from operations	$96,396	14.8%	$80,565	13.7%	$267,331	13.8%	$218,105	13.1%
Net income	$89,432	13.7%	$67,002	11.4%	$241,621	12.5%	$186,533	11.2%
Effective tax rate	14.0%		16.2%		12.6%		13.1%
Diluted earnings per share	$1.53		$1.16		$4.14		$3.24
The key highlights of our consolidated results for the three and nine months ended September 30, 2020, as compared to the corresponding periods of 2019, were as follows:
•Revenues for the third quarter of 2020 were $652.2 million, or a 10.9% increase from $588.1 million reported in the same period last year. Revenue growth slowed in the third quarter of 2020 as a result of declining revenue growth in Travel & Consumer largely driven by the impact of COVID-19 on our clients as well as slower revenue growth in Financial Services. The third quarter of 2020 was positively impacted by $5.3 million or 0.9% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenues for the first nine months of 2020 were $1,936.0 million, or a 16.6% increase from $1,661.0 million reported in the corresponding period last year. The first nine months of 2020 were negatively impacted by $4.6 million or 0.2% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Growth from acquisitions contributed $4.9 million and $27.4 million to our revenues for the three and nine months ended September 30, 2020, respectively.
•Income from operations grew 19.6% and 22.6% to $96.4 million and $267.3 during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. Expressed as a percentage of revenues, income from operations for the third quarter of 2020 increased to 14.8% compared to the 13.7% in the third quarter last year and increased to 13.8% for the first nine months of 2020 as compared to 13.1% for the corresponding period in 2019. During the third quarter of 2020, income from operations as a percentage of revenues benefited from a reduction in travel-related expenses reported in Cost of revenues and a reduction in travel-related, recruitment, and facilities expenses reported in Selling, general and administrative expenses. This reduction was partially offset by an increase in Cost of revenues as a percentage of revenues attributable to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic and an increase in stock-based compensation expense. The increase in income from operations as a percentage of revenues during the nine months ended September 30, 2020 as compared to the corresponding period in 2019 was primarily driven by a reduction in travel-related expenses reported in Cost of revenues and a reduction in travel-related, recruitment, and facilities expenses reported in Selling, general and administrative expenses which was partially offset by an increase in Cost of revenues as a percentage of revenues attributable to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic.

•Our effective tax rate was 12.6% in the first nine months of 2020 compared to 13.1% in the corresponding period last year. Our effective tax rate during the period was impacted by higher excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income in the nine months ended September 30, 2020 as compared to the corresponding period last year.
•Net income increased 33.5% to $89.4 million for the three months ended September 30, 2020, compared to $67.0 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 13.7%, an increase of 2.3% compared to 11.4% reported in the corresponding period of 2019. Net income grew 29.5% during the nine months ended September 30, 2020 as compared to the corresponding period in the prior year primarily due to the improvement in income from operations and the decrease in our effective tax rate.
•Diluted earnings per share was $1.53 and $4.14 for the three and nine months ended September 30, 2020, an increase of $0.37 and $0.90 compared to the corresponding period last year.
•Cash provided by operating activities was $385.0 million during the nine months ended September 30, 2020 as compared to cash provided by operating activities of $162.9 million in the corresponding period last year. This increase is largely driven by the increase in net income, improvements in collections from customers, and reduced income tax payments compared to the corresponding period of 2019.
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
During the three and nine months ended September 30, 2020, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(in thousands, except percentages and per share data)
Revenues	$652,243	100.0%	$588,103	100.0%	$1,935,985	100.0%	$1,661,023	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	423,388	64.9%	377,525	64.2%	1,266,730	65.4%	1,078,129	64.9%
Selling, general and administrative expenses(2)	116,530	17.9%	118,886	20.2%	355,829	18.4%	332,434	20.0%
Depreciation and amortization expense	15,929	2.4%	11,127	1.9%	46,095	2.4%	32,355	2.0%
Income from operations	96,396	14.8%	80,565	13.7%	267,331	13.8%	218,105	13.1%
Interest and other income, net	1,672	0.3%	2,509	0.4%	5,875	0.3%	6,775	0.4%
Foreign exchange gain/(loss)	5,896	0.8%	(3,105)	(0.5)%	3,253	0.2%	(10,151)	(0.6)%
Income before provision for income taxes	103,964	15.9%	79,969	13.6%	276,459	14.3%	214,729	12.9%
Provision for income taxes	14,532	2.2%	12,967	2.2%	34,838	1.8%	28,196	1.7%
Net income	$89,432	13.7%	$67,002	11.4%	$241,621	12.5%	$186,533	11.2%

Effective tax rate	14.0%		16.2%		12.6%		13.1%
Diluted earnings per share	$1.53		$1.16		$4.14		$3.24

(1)Includes $10,854 and $7,580 of stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $23,796 and $27,841 of stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively.

(2)Includes $12,620 and $7,891 of stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $30,998 and $25,183 of stock-based compensation expense for the nine months ended September 30, 2020, and 2019, respectively.

Consolidated Results Review
Revenues
During the three months ended September 30, 2020, our total revenues grew to $652.2 million or 10.9% compared to the corresponding period in 2019. Revenues have been positively impacted by growth from acquisitions, which contributed 0.8% to our revenue growth, and by fluctuations in foreign currency exchange rates which increased our revenue growth by 0.9% during the three months ended September 30, 2020 as compared to the same period last year.
During the nine months ended September 30, 2020, our total revenues grew 16.6% over the corresponding period in 2019. The first nine months of 2020 were positively impacted by growth from acquisitions, which contributed 1.6% to our revenue growth and negatively impacted by $4.6 million or 0.2% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year.

Revenues by customer location for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(in thousands, except percentages)				(in thousands, except percentages)
North America	$389,976	59.8%	$358,401	60.9%	$1,161,742	60.0%	$1,009,841	60.8%
Europe	214,533	32.9%	189,312	32.2%	648,654	33.5%	540,165	32.5%
CIS(1)	30,039	4.6%	26,501	4.5%	76,977	4.0%	69,766	4.2%
APAC(2)	17,695	2.7%	13,889	2.4%	48,612	2.5%	41,251	2.5%
Revenues	$652,243	100.0%	$588,103	100.0%	$1,935,985	100.0%	$1,661,023	100.0%

(1)CIS includes revenues from customers in Russia, Belarus, Georgia, Kazakhstan, and Ukraine.
(2)APAC, or Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
During the three and nine months ended September 30, 2020, the United States continued to be our largest customer location, with revenues increasing 9.0% to $371.4 million during the third quarter of 2020 from $340.8 million in the third quarter of 2019. During the nine months ended September 30, 2020, revenues in the United States grew 15.3% to $1,106.5 million compared to $959.5 million in the same period of the prior year.
The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and Netherlands, contributing $77.5 million, $50.4 million and $28.8 million, respectively, during the three months ended September 30, 2020. Revenues from customers in these three countries were $75.0 million, $38.8 million, and $22.2 million, respectively, in the corresponding period last year. Revenues in the United Kingdom benefited from the growth in revenues from one of our top five customers. Revenues in the European geography were positively impacted by a strengthening of the euro and British pound relative to the U.S. dollar during the three months ended September 30, 2020 compared to the same period in the previous year. During the nine months ended September 30, 2020, United Kingdom, Switzerland and Netherlands performed as Europe’s top revenue generating locations and contributed $251.9 million, $144.2 million, and $82.0 million, respectively, compared to $209.8 million, $110.4 million, and $63.8 million in the corresponding period last year, respectively.
During the three months ended September 30, 2020, revenues in the CIS geography included $28.0 million from customers in Russia, an increase of $4.3 million as compared to the corresponding period of 2019. The increase in revenue was primarily attributable to growth in the Financial Services and Emerging Verticals partially offset by the depreciation of the Russian ruble relative to the U.S. dollar. During the nine months ended September 30, 2020, customers in Russia comprised $69.4 million of the revenues in the CIS geography, an increase of $7.4 million over the corresponding period of 2019. During the nine months ended September 30, 2020, the revenues in the CIS geography benefited from growth in the Travel & Consumer, particularly online retail, and Emerging Verticals and were adversely impacted by the timing of revenue recognition associated with the execution of contracts as compared to the same period in the previous year and the depreciation of the Russian ruble relative to the U.S. dollar.
During the three and nine months ended September 30, 2020, revenues from customers in the APAC region increased by $3.8 million, or 27.4%, and $7.4 million, or 17.8%, respectively, over the corresponding periods of 2019.

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

During the three months ended September 30, 2020, cost of revenues (exclusive of depreciation and amortization) was $423.4 million representing an increase of 12.1% from $377.5 million in the corresponding period of 2019. The increase was primarily due to an increase in compensation costs largely driven by the 8.5% growth in the average number of production professionals during the three months ended September 30, 2020 as compared to the same period in 2019. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 64.9% and 64.2% in the third quarter of 2020 and 2019, respectively. The year-over-year increase is primarily due to declining profitability on certain accounts due to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic which was partially offset by a reduction in travel-related expenses due to the restrictions of travel attributable to the global COVID-19 pandemic.
During the nine months ended September 30, 2020, cost of revenues (exclusive of depreciation and amortization) was $1,266.7 million representing an increase of 17.5% from $1,078.1 million in the corresponding period of 2019. The increase was primarily due to an increase in compensation costs largely driven by the 13.9% growth in the average number of production professionals and a higher level of accrued variable compensation during the first nine months of 2020 as compared to the same period in 2019 partially offset by a 1.4% favorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 65.4% and 64.9% for the nine months ended September 30, 2020 and 2019, respectively. The year-over-year increase is primarily due to declining profitability on certain accounts due to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic partially offset by a reduction in travel-related expenses due to the restrictions of travel attributable to the global COVID-19 pandemic.

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
During the three months ended September 30, 2020, selling, general and administrative expenses were $116.5 million representing a 2.0% decrease as compared to $118.9 million in the corresponding period of 2019. The decrease in selling, general and administrative expenses was primarily driven by a decrease in travel and entertainment, professional fees, sales and marketing, talent acquisition and development expenses and other administrative expenses partially offset by an increase in personnel-related costs including stock-based compensation expense. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 2.3% to 17.9% for the three months ended September 30, 2020 as compared to the same period from the prior year, primarily driven by reduced travel-related expenses attributable to worldwide restriction on travel due to COVID-19, reduced talent acquisition and development expenses in the third quarter of 2020, and reduced facility-related expenses.
During the nine months ended September 30, 2020, selling, general and administrative expenses were $355.8 million representing an increase of 7.0% as compared to $332.4 million reported in the corresponding period of 2019. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 1.6% to 18.4% for the nine months ended September 30, 2020 as compared to the same period from the prior year. The decrease was primarily driven by a 0.9% decrease in travel and entertainment expenses as a percentage of revenues resulting from the worldwide restriction on travel due to COVID-19, reduced facility-related expenses as well as reduced talent acquisition and development expenses attributable to reduced hiring efforts, partially offset by an increase in personnel-related costs including stock-based compensation expense.

Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and employee housing loans, gains and losses from certain financial instruments, interest expense related to our 2017 Credit Facility and changes in the fair value of contingent consideration. There were no material changes in interest and other income, net during the three and nine months ended September 30, 2020 as compared to the same periods in 2019.

Depreciation and Amortization Expense
During the three and nine months ended September 30, 2020, depreciation and amortization expense was $15.9 million and $46.1 million, respectively, as compared to $11.1 million and $32.4 million, respectively, in the corresponding periods last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees and amortization of intangible assets, all of which have finite useful lives. Expressed as a percentage of revenues, depreciation and amortization expense increased to 2.4%, during both the three and nine months ended September 30, 2020 as compared to 1.9% for the third quarter of 2019 and 2.0% for the nine months of 2019.

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
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $9.2 million and $4.2 million during the three months ended September 30, 2020 and 2019, respectively. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $29.0 million and $20.5 million during the nine months ended September 30, 2020 and 2019, respectively.
Our effective tax rate was 14.0% and 12.6% for the three and nine months ended September 30, 2020, respectively, and 16.2% and 13.1% for the three and nine months ended September 30, 2019, respectively. The decrease in the effective tax rate in the nine months ended September 30, 2020, as compared to the corresponding period in the prior year, is attributable to the increase in excess tax benefits recorded upon vesting or exercise of stock-based awards.

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

Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Segment revenues:
North America	$391,605	$358,987	$1,167,536	$1,000,701
Europe	231,418	204,952	695,056	596,378
Russia	29,220	24,164	73,393	63,944
Total segment revenues	$652,243	$588,103	$1,935,985	$1,661,023
Segment operating profit/(loss):
North America	$87,272	$79,310	$248,951	$213,114
Europe	43,018	27,550	109,223	87,014
Russia	2,958	5,524	(2,168)	11,765
Total segment operating profit	$133,248	$112,384	$356,006	$311,893

North America Segment
During the three months ended September 30, 2020, revenues for the North America segment increased $32.6 million, or 9.1%, compared to the same period last year and segment operating profit increased $8.0 million, or 10.0%, compared to the same period last year. During the three months ended September 30, 2020, revenues from our North America segment were 60.0% of total segment revenues, a decrease from 61.0% reported in the corresponding period of 2019. The North America segment’s operating profit margin increased to 22.3% during the third quarter of 2020 from 22.1% in the third quarter of 2019. This increase is primarily attributable to reduced Selling, general and administrative expenses as a percentage of revenues partially offset by temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic.
During the nine months ended September 30, 2020, revenues for the North America segment increased $166.8 million, or 16.7%, compared to the same period last year and segment operating profit increased $35.8 million, or 16.8%, compared to the same period last year. During the nine months ended September 30, 2020 and 2019, revenues from our North America segment were 60.3% and 60.2% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin was consistent at 21.3% during the nine months ended September 30, 2020 and 2019.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$100,847	$90,880	$9,967	11.0%	$303,385	$255,601	$47,784	18.7%
Business Information & Media	84,384	65,153	19,231	29.5%	246,085	189,854	56,231	29.6%
Life Sciences & Healthcare	66,071	60,049	6,022	10.0%	189,458	164,492	24,966	15.2%
Travel & Consumer	54,590	51,476	3,114	6.0%	161,507	146,654	14,853	10.1%
Financial Services	48,415	50,510	(2,095)	(4.1)%	143,970	132,421	11,549	8.7%
Emerging Verticals	37,298	40,919	(3,621)	(8.8)%	123,131	111,679	11,452	10.3%
Revenues	$391,605	$358,987	$32,618	9.1%	$1,167,536	$1,000,701	$166,835	16.7%

Software & Hi-Tech remained the largest industry vertical in the North America segment during the third quarter of 2020. It grew 11.0% and 18.7% during the three and nine months ended September 30, 2020, as compared to the corresponding periods from the prior year. Business Information & Media grew 29.5% and 29.6% during the three and nine months ended September 30, 2020, as compared to the corresponding periods from the prior year, and largely benefited from expansion of services to a single customer which was previously in our top 50 customers and is now in our top 10 customers. Financial Services experienced a decline during the three months ended September 30, 2020 as compared to the corresponding period from the prior year due to a change in certain customers’ business models associated with low-cost trading platforms. Emerging Verticals also experienced a decline during the third quarter of 2020 compared to the prior year largely due to the economic impact on energy customers in the US. During the nine months ended September 30, 2020 compared to the same period in the prior year, revenues from all verticals, except Financial Services, each grew in excess of 10%.

Europe Segment
During the three months ended September 30, 2020, Europe’s segment revenues were $231.4 million, representing an increase of $26.5 million, or 12.9%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the third quarter of 2020. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2019, we would have reported revenue growth of 8.2%. Europe’s segment revenues accounted for 35.5% and 34.9% of total segment revenues during the three months ended September 30, 2020 and 2019, respectively. During the third quarter of 2020, the segment’s operating profit increased 56.1% to $43.0 million compared to the third quarter of 2019. Expressed as a percentage of revenue, Europe’s segment operating profit increased to 18.6% compared to 13.4% in the same period of the prior year. Segment operating profit was positively impacted by changes in foreign currency exchange rates during the third quarter of 2020 and reduced Selling, general and administrative expenses partially offset by temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic.
During the nine months ended September 30, 2020, revenues for the Europe segment increased $98.7 million, or 16.5%, compared to the same period last year and segment operating profit increased $22.2 million, or 25.5%, compared to the same period last year.
During both the nine months ended September 30, 2020 and 2019, revenues from our Europe segment were 35.9% of total segment revenues. As a percentage of Europe segment revenues, the Europe segment’s operating profit increased to 15.7% during the nine months ended September 30, 2020 from 14.6% in the corresponding period of 2019. Segment operating profit was impacted by reduced Selling, general and administrative expenses partially offset by temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$68,419	$61,067	$7,352	12.0%	$202,668	$181,781	$20,887	11.5%
Business Information & Media	55,228	40,624	14,604	35.9%	171,712	108,846	62,866	57.8%
Travel & Consumer	51,449	57,735	(6,286)	(10.9)%	163,769	169,112	(5,343)	(3.2)%
Software & Hi-Tech	17,492	16,952	540	3.2%	53,803	56,762	(2,959)	(5.2)%
Life Sciences & Healthcare	7,963	6,713	1,250	18.6%	22,651	16,176	6,475	40.0%
Emerging Verticals	30,867	21,861	9,006	41.2%	80,453	63,701	16,752	26.3%
Revenues	$231,418	$204,952	$26,466	12.9%	$695,056	$596,378	$98,678	16.5%
The Europe segment benefited from strong growth of the Business Information & Media vertical of 35.9% and 57.8% during the three and nine months ended September 30, 2020, as compared to corresponding periods of 2019 largely driven by growth in revenues from one of our top five customers. Financial Services remained the largest industry vertical in the Europe segment during the three and nine months ended September 30, 2020. Revenues in Travel & Consumer decreased during the three and nine months ended September 30, 2020 as compared to the corresponding periods of 2019 primarily due to declining demand from certain customers adversely affected by the decline in global travel due to worldwide travel restrictions as a result of the COVID-19 pandemic.

Russia Segment
During the three months ended September 30, 2020, revenues from our Russia segment accounted for 4.5% of total segment revenues and increased $5.1 million, or 20.9%, as compared to the corresponding period in the prior year. The increase in revenues was primarily attributable to growth in the Financial Services and Emerging Verticals partially offset by the depreciation of the Russian ruble relative to the U.S. dollar. During the three months ended September 30, 2020, operating profit from the Russia segment was $3.0 million, representing a decrease of $2.6 million, as compared to $5.5 million operating profit in the corresponding period last year. This decrease is primarily attributable to the depreciation of the Russian ruble relative to the U.S. dollar.
During the nine months ended September 30, 2020, revenues from our Russia segment increased $9.4 million, or 14.8%, as compared to the corresponding period of 2019 and accounted for 3.8% of total segment revenues. During the nine months ended September 30, 2020, operating loss of the Russia segment was $2.2 million, representing a decrease of $13.9 million, as compared to $11.8 million operating profit in the corresponding period last year. This decrease is primarily attributable to costs incurred without recognizing corresponding revenues due to the delays in the timing of execution of contracts during the first nine months of 2020.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$19,881	$18,760	$1,121	6.0%	$49,695	$49,801	$(106)	(0.2)%
Travel & Consumer	4,135	3,171	964	30.4%	11,698	8,056	3,642	45.2%
Software & Hi-Tech	515	552	(37)	(6.7)%	3,000	1,470	1,530	104.1%
Business Information & Media	402	22	380	1,727.3%	1,201	266	935	351.5%
Life Sciences & Healthcare	169	7	162	2,314.3%	217	73	144	197.3%
Emerging Verticals	4,118	1,652	2,466	149.3%	7,582	4,278	3,304	77.2%
Revenues	$29,220	$24,164	$5,056	20.9%	$73,393	$63,944	$9,449	14.8%
Revenues in the Russia segment are generally subject to fluctuations and there have been no significant changes in the individual verticals during the three months ended September 30, 2020 as compared to the same period in 2019, which were mainly impacted by the timing of revenue recognition associated with the execution of contracts and the devaluation of the Russian ruble relative to the U.S. dollar.
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

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $1,161.1 million, short-term investments of $60.1 million as well as $275.0 million of available borrowings under our revolving credit facility.

We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities are not insured. As of September 30, 2020, the total amount of cash held in these countries was $175.8 million and, of this amount, $100.4 million was held in Belarus. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.
As of September 30, 2020, we had outstanding borrowings of $25.0 million under our revolving credit facility, and were in compliance with all covenants specified under the credit facility and we anticipate being in compliance for the foreseeable future. See Note 7 “Long-Term Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our long-term debt.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$384,975	$162,866
Net cash used in investing activities	(149,247)	(87,582)
Net cash (used in)/provided by financing activities	(1,083)	13,147
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,110)	(5,753)
Net increase in cash, cash equivalents and restricted cash	224,535	82,678
Cash, cash equivalents and restricted cash, beginning of period	937,688	771,711
Cash, cash equivalents and restricted cash, end of period	$1,162,223	$854,389

Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2020 was $385.0 million, an increase of $222.1 million compared to $162.9 million provided by operating activities in the corresponding period of 2019. This increase is largely driven by the increase in net income, improvements in collections from customers and reduced income tax payments compared to the corresponding period of 2019.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2020 was $149.2 million compared to $87.6 million used in the same period in 2019. During the first nine months of 2020, the cash used in investing activities was primarily attributable to capital expenditures of $50.3 million and acquisitions of businesses net of cash acquired of $18.9 million compared to cash used for capital expenditures of $52.3 million and acquisitions of businesses net of cash acquired of $28.7 million during the first nine months of 2019. During the second quarter of 2020 we invested $60.0 million of cash into time deposits.
Financing Activities
Net cash used in financing activities was $1.1 million in the first nine months of 2020 compared to $13.1 million net cash provided by financing activities in the same period of 2019. During the first nine months of 2020, we used cash for the payments of withholding taxes related to net share settlements of restricted stock units of $16.2 million, compared to $14.5 million paid in the corresponding period of 2019, and for the payment of $7.9 million of contingent consideration related to the acquisition of Think. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans of $23.0 million, compared to $28.8 million received in the corresponding period of 2019.

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
As of September 30, 2020, we have deferred payment of $11.5 million of U.S. social security taxes and will remit 50% of the outstanding balance by the respective due dates of December 31, 2021 and 2022.
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
Off-Balance Sheet Commitments and Arrangements
We do not have any material obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 12 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities where we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily result from changes in concentration of credit, foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, civil unrest, political instability or uncertainty, military activities, broad-based sanctions, differing tax structures, and other regulations and restrictions.

Concentration of Credit and Other Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables.
We maintain our cash, cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk and we do not anticipate non-performance by the counterparties. We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of September 30, 2020, $175.8 million of our total cash was kept in banks in these countries, of which $100.4 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.

Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at September 30, 2020. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress resulting from the COVID-19 pandemic, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
During the quarter ended September 30, 2020, foreign exchange gain was $5.9 million compared to a loss of $3.1 million reported in the corresponding period last year. During the nine months ended September 30, 2020, foreign exchange gain was $3.3 million compared to a loss of $10.2 million in the corresponding period last year. This gain was largely driven by the depreciation of the Russian ruble during the third quarter and first nine months of 2020.
During the quarter ended September 30, 2020, approximately 32.7% of consolidated revenues and 39.0% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of September 30, 2020, the net unrealized loss from these hedges was $2.8 million.
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
During the third quarter of 2020, we reported revenue growth of 10.9% over the third quarter of 2019. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2019, we would have reported revenue growth of 10.0%. Our revenues have benefited from the appreciation of the euro, British pound and Swiss franc relative to the U.S. dollar partially offset by the impact from depreciation of the Russian ruble relative to the U.S. dollar. During the third quarter of 2020, we reported a net income increase of 33.5% over the third quarter of 2019. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2019, we would have reported a net income increase of 25.3%. Net income has been most positively impacted by appreciation of the euro and British pound relative to the U.S. dollar.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our results of operations have been adversely affected and could in the future be materially adversely affected by the global COVID-19 pandemic.
The global COVID-19 pandemic has created significant volatility in the price of our common stock, uncertainty in customer demand for our services, and widespread economic disruption. The extent to which the coronavirus pandemic will further impact our business, operations and financial results will depend on numerous factors that are frequently changing or unknown, and that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ responses or planned responses to the pandemic; the impact of the pandemic on economic activity and any interventions or government relief or stimulus intended to mitigate decreased economic activity; the effect on our customers and customer demand for our products, services, and solutions; our ability to sell and provide our products, services, and solutions, including as a result of travel restrictions, personnel working from home or with diminished technology and communication abilities, and social distancing; the ability of our customers to pay timely, if at all, for our services and solutions with or without discounts requested by our customers; and closures of our and our customers’ offices and facilities. The closure of our customers’ facilities, restrictions that prevent our customers from accessing those facilities or their own customers, and broad disruptions in our customers’ markets and customer base, has disrupted, and could in the future disrupt the demand for our products, services, and solutions and result in, among other things, termination of customer contracts, delays or interruptions in the performance of contracts, losses of revenues, and an increase in bad debt expense. Customers may also slow or halt decision making, delay planned work, or suspend, terminate, or reduce existing contracts or services. Travel and immigration restrictions may delay or prevent our personnel from accessing worksites, and work-from-home or remote working arrangements could reduce profitability or increase information security, cyber security and connectivity vulnerabilities. In addition, when COVID-19-related restrictions on business are eased, our ability to deliver services to our customers could be affected by any outbreak of illness among employees returning to our facilities or to our customers' facilities. Moreover, there may be additional costs that we will have to incur in connection with further changes to, or a return to, normal operating conditions. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to our operations in emerging markets, our ability to execute on our growth strategy through strategic acquisitions, our dependency on third parties for network infrastructure, attracting, hiring, and retaining personnel, the effects on movements in foreign currency exchange rates, and the effects that changes to fiscal, political, regulatory and other federal policies may have on EPAM, each of which could materially adversely affect our business, financial condition, results of operations and/or stock price.

Instability in geographies where we have significant operations and personnel could have a material adverse effect on our business, customers, service delivery, and financial results.
Several countries in which we operate are experiencing or may experience civil and political unrest. We have significant operations in the emerging market economies of Eastern Europe. Most of our personnel and delivery centers are located in those markets, and more than one quarter of our global delivery, administrative, and support personnel are located in Belarus, primarily in Minsk.
Belarus has experienced numerous public protest activities and civil unrest since the presidential election in early August 2020, with active government and police-force intervention. The extent and duration of the instability remains uncertain but to date, intermittent communications and mobile internet outages have occasionally occurred and the European Union has issued economic sanctions against specific Belarusian officials.
Elsewhere in Eastern Europe’s emerging markets, Armenia and Azerbaijan have re-engaged in a long-term conflict in and around a disputed border territory that has resulted in open military engagements between the two countries since early October 2020. As of October 31, 2020, we had almost 200 employees located in Armenia, but our primary operations are in Yerevan, Armenia which is removed from the main areas of conflict.

EPAM is actively monitoring and enhancing the security of our people and the stability of our infrastructure and the general infrastructure in the countries where we operate; and responding to outages in communications and internet availability according to our multilayer business continuity plans. To date we have not experienced any significant interruptions in our infrastructure, utility supply or internet connectivity needed to support our customers. We have developed and, in some cases, implemented additional contingency plans to relocate work and/or personnel to other locations and add new locations, as appropriate. Our business continuity plans are designed to address known contingency scenarios to ensure that we have adequate processes and practices in place to protect the safety of our people and to handle potential impacts to our delivery capabilities. Our crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of prolonged or multiple crises, such as civil unrest, military conflict, and a pandemic in a concentrated geographic area. The current events in the emerging markets of Eastern Europe and similar unrest in other countries, may pose security risks to our people, our facilities, our operations, and infrastructure, such as utilities and network services, and the disruption of any or all of them could materially adversely affect our operations and/or financial results. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could require us to rebalance our geographic concentrations and could have a material adverse effect on our operations.

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

Date: November 5, 2020

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)