Form 10-K
period 2020-12-31
EPAM Systems, Inc.
filed 2021-02-25
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,559,685,089 based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.
As of February 12, 2021, there were 56,179,461 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for its 2021 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Annual Report on Form 10-K.

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020
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

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains estimates and forward-looking statements, principally in “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Those future events and trends may relate to, among other things, the anticipated impact of the COVID-19 pandemic and the effect that it may have on our revenues, operations, access to capital, profitability and customer demand, and civil unrest in the geographies where we operate. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this annual report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this annual report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
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
Consulting
Over the years, as a complement to our core engineering skills, we have added capabilities in business consulting to give us an agile, hybrid approach to the market. Our consulting services drive deeper relationships as we help our customers with larger and more complex challenges. Our integrated consulting teams – across Business, Experience, Technology and Data – apply a systems thinking mindset to get to the core of our clients’ challenges. The functional business expertise of our professionals is supplemented by a thorough understanding of technology platforms and their interactions as well as application of data science and machine learning to deliver our best insights into our customers’ business.
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
Financial Services. We have significant experience working with global investment banks, commercial and retail lending institutions, credit card and payment solution companies, trading platforms, wealth management institutions, fund operators, insurance companies and various other providers of financial services. We assist these customers with challenges stemming from new regulations, compliance requirements, customer-based needs and risk management. Our financial services domain experts have been recognized with industry awards for engineering and deploying unique applications and business solutions that facilitate growth, competitiveness, and customer loyalty while driving cost efficiency for global financial institutions.
Travel and Consumer. Our capabilities span a range of platforms, applications and solutions that businesses in travel and hospitality use to serve their customers, capture management efficiencies, control operating expenses and grow revenues. Some of the world’s leading airlines, hotel providers and travel agencies rely on our knowledge in creating high-quality tools for operating and managing their business. Within this vertical, we also serve global, regional and local retailers, online retail brands, consumer goods manufacturers, distributors, and online marketplaces. We deliver a wide range of services to retail and e-commerce customers from complex system modernizations to leading edge innovations in multi-channel sales and distribution. We have transformed organizations to use technology to expand and revolutionize their business models. Our services directly impact the consumer experience of our customers’ brands, and allow our customers to reach more consumers.

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
Emerging Verticals. We also serve the diverse technology needs of customers in the energy, telecommunications, automotive and manufacturing industries, as well as government customers. These customers are included in our Emerging Verticals, which are further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
Customers
We maintain a geographically diverse client base in multiple industries. Our focus on delivering quality service is reflected in established relationships with many of our customers, with 58.5% and 26.1% of our revenues in 2020 coming from customers that had used our services for at least five and ten years, respectively. Our sustained growth and increased capabilities are furthered by both organic growth and strategic acquisitions. We continually evaluate potential acquisition targets that can expand our vertical-specific domain expertise, geographic footprint, service portfolio, client base and management expertise.
We remain committed to diversifying our client base and adding more customers to our client mix; however, the COVID-19 pandemic disrupted the economic landscape during 2020 and influenced business decisions of our existing and potential customers. We were able to capitalize on demand for our services at our larger customers whereas we realized less revenue growth from our smaller customers. However, over the long-term, we expect revenue concentration from our top customers to decrease.
The following table shows revenues from the top five and ten customers in the respective year as a percentage of revenues for that year:

	% of Revenues for Year Ended December 31,
	2020	2019	2018
Top five customers	22.0%	19.9%	22.3%
Top ten customers	30.9%	29.1%	31.6%
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K for additional information related to revenues.
See Note 16 “Segment Information” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding long-lived assets and customer revenues by geographic location as well as financial information related to our reportable segments.

Global Delivery Model
We believe the development of a robust global delivery model creates a key competitive advantage, enabling us to better understand and meet our customers’ diverse needs and to provide a compelling value proposition. We continuously grow our delivery platform both organically and through strategically acquired locations and personnel with diversified skills that support our strategy. We had 36,737 delivery personnel as of December 31, 2020, which mainly includes our core information technology professionals as well as designers, consultants and scientists.
We serve our customers through on-site, off-site and offshore locations across the world and use strategically located delivery centers to offer a strong, diversified and cost-effective delivery platform. Our largest delivery centers are located in Belarus, Ukraine and Russia and our delivery model has not been materially affected by the political and economic uncertainty in these locations.
As of December 31, 2020, we had 9,638 delivery professionals located in Belarus. The majority of these delivery professionals are located in Minsk, the capital of Belarus, which is well-positioned to serve as a prime IT outsourcing destination given its strong industrial base and established educational infrastructure. Furthermore, the government in Belarus encourages investment in this sector through various long-term tax incentives.
Our locations in Ukraine and Russia offer many of the same benefits as Belarus, including educational infrastructure, availability of qualified software engineers and government support of the technology industry. As of December 31, 2020, we had 9,115 delivery professionals in Ukraine and 6,348 delivery professionals in Russia.
Our other significant locations with delivery professionals are the United States with 2,292, India with 2,052, Poland with 1,721, Hungary with 1,534, Mexico with 607, and China with 534 as of December 31, 2020.
Human Capital
Our more than 41,000 employees are a key factor in our ability to grow our revenues and serve our customers. Therefore, our ability to identify, attract, hire and retain people who are highly skilled in information technology as delivery professionals, as well as individuals with appropriate skills to fill our executive, finance, legal, human resources and other key management positions, is critical to our success. We believe the quality of our employees serves as a key point of differentiation in how we deliver a superior value proposition to our customers and investors. To attract, retain and motivate our employees, we offer a challenging work environment, a culture that values the individual, ongoing skills development initiatives, attractive career advancement with continuous rotation and promotion opportunities while providing an environment and culture that rewards entrepreneurial initiative and performance. At December 31, 2020, 2019 and 2018, we had a total of 41,168, 36,739, and 30,156 employees, respectively. Of these employees, as of December 31, 2020, 2019 and 2018, respectively, 36,737, 32,561, and 26,760 of those employees were delivery professionals.
Health, Safety, and Wellness: We invest in programs designed to improve the physical, mental, and social well-being of our employees so we can offer a safe, welcoming, and productive workplace. Our health and safety programs are designed to comply with the regulations and address the conditions in the multiple jurisdictions where we have people and facilities, and further designed to be compatible with the working necessities of our delivery and administrative operations. In response to the COVID-19 pandemic, we implemented significant changes that were consistent with public health guidance and were in the best interest of our employees, our customers, and the communities where we work and live. Our primary changes were to ask the vast majority of our employees to work from home, to implement additional safety measures at our offices and delivery centers, and to develop new technologies for employees who were required to report to work in our or our customers’ facilities.
Recognizing that the abrupt changes associated with the COVID-19 pandemic and remote working had the potential to significantly disrupt the work-life balance and wellness of our employees, we increased awareness of existing programs that focus on enhancing our employees’ mental well-being. We also developed new programs, such as a parenting resource group where peers could share tips, resources, and ideas to support each other while schools and child and elder care facilities were closed, and broadcast live town hall-style forums where our senior leadership could listen to and quickly address employees’ questions and concerns.

Recruitment, Training and Utilization: As an innovation-driven business in a competitive industry, our success depends on hiring the most talented employees in the industry and effectively training and deploying them using utilization practices and technologies to satisfy the demands of our customers. We actively monitor our utilization rates to balance the needs of our customers, the availability, location, and skill sets of our employees, and the need for our employees to engage in diverse and challenging work. We have dedicated full-time employees who oversee all aspects of our human capital management process including talent acquisition teams whose objective is to locate and attract qualified and experienced professionals around the world. We manage utilization through strategic hiring and efficiently staffing projects for our customers. At December 31, 2020, 2019 and 2018, the full year utilization rates of our delivery professionals were approximately 79.8%, 78.0%, and 78.1%, respectively. We are continuously exploring new geographies and markets as sources of talent.
EPAM invests significant resources in training and developing our employees through our learning and development programs. Our largest learning and development investment has been directed towards developing our engineering talent, including targeted training programs, innovation labs, and significant internal production projects. Our employees consumed over 1.6 million learning hours in 2020. We deliver learning opportunities and content through our unique learning ecosystem that promotes learning in the daily workflow to improve retention and productivity, and through dedicated events, including our week-long global learning event, which featured approximately 200 online sessions. We have also built relationships with laboratories and technical universities so our employees can be exposed to the current thinking in academia. We regularly host or participate in “hackathons” so our employees can build technical skills and foster communities around specific technologies and areas of interest.
We deliver learning and development content through proprietary platforms that make learning and development content easily available to all of our employees. Our digital learning platform provides our employees with an interface to meet our employees’ learning and training needs and includes a recommendation engine that suggests courses and materials based on employee role, level, location and skills. Our electronic library platform makes books and publications available to all of our employees and we celebrate learning achievements through our recognition portal, where we promote our employees’ learning accomplishments and employees can recognize each other for their teamwork, initiative, and unique, valuable skills.
Diversity and Inclusion: EPAM provides our customers with the skills of our talented personnel, which includes people with varied and diverse backgrounds and characteristics, to drive innovation and thought diversity in delivering our services. We believe that innovation comes from the unique perspectives, knowledge, and experiences of our global employees, so we strive to create an inclusive culture by offering comprehensive language learning programs and providing structured education in communication skills and cultural sensitivity and awareness.
Increasing diversity in executive and key operational leadership roles is an organizational priority that starts at the top of our organization. For example, women currently represent approximately 29% of the independent directors on our Board. We have developed programs, both within EPAM and externally, so we can continuously retain and supply a pipeline of qualified, diverse candidates to foster our goals. Our programs include dedicating resources and personnel in our talent acquisition team to identify, recognize, and use diverse and inclusive sources for hiring, including associating with organizations that are focused on promoting underrepresented groups in engineering, IT, and business. We also developed the Emerging Engineers Lab, an internship program for entry-level talent sourced from a variety of diverse technology programs across the U.S. Participants who successfully complete the paid training program are ready to engage on billable customer engagements with the rest of our delivery professionals. We also supplemented our mandatory annual training with materials geared towards eliminating unconscious bias in our professional interactions.
Our employees have driven the creation of discussion forums focused on diversity and inclusion topics important to them and organized participation in global and local events, including International Women’s Day and Pride celebrations. Recognizing that improving the number of underrepresented people in the software and technology industries starts with access to science, technology, engineering, and mathematics (“STEM”) education, EPAM has associated with technical universities in our largest employee population geographies to bolster post-secondary STEM education. We also created the EPAM E-KIDS program where our employees volunteer their time to teach elementary school age children of any gender, race, or ethnic identity STEM concepts and introductory software coding skills. As of the end of 2020, we offered the EPAM E-KIDS program in 13 countries.
Employee Engagement and Retention: We are committed to respecting our employees' fundamental human rights at work and accordingly are a participant in the United Nations Global Compact. We believe that retaining skilled talent requires substantially more than meeting basic employment and labor rights, and that employees who are fairly compensated, feel supported in their career development, and are engaged with their employer are more likely to remain with that employer. That is why we strive to provide pay and benefits that demonstrate the value of our employees to us, including a competitive salary, flexible work-life balance, paid time off, health coverage, ongoing training programs, relocation options, and recognition opportunities for open source software contributions.

We believe that the career development programs we offer both attract new talent and help retain existing employees.
Our career development programs create detailed and progressive training plans for our employees and help them choose from internal and external training options, mentoring programs, and hands-on opportunities to experience emerging technology areas. These programs are housed in proprietary platforms that provide our employees with a framework for the skill development they will need to build their career path, identify skill gaps, and set professional development goals. We designed our career development programs to enable our employees to develop the best engineering practices and influence engineering culture, develop thought leadership in technical and strategic skills, and introduce them to leaders in the field at our industry conferences. Our career development programs also give our employees opportunities to earn accreditation and relevant expertise in various technology fields, including software and project management certifications and recognition and credentialing from the industry’s primary software and cloud services providers.
EPAM focuses on retaining and engaging top talent by focusing on hiring people with the skill sets our customers need and who also fit our values so we can build long-term employee satisfaction. We endeavor to recruit for careers, not for short-term projects, and actively foster feedback from our employees so we can improve the EPAM employee experience, identify opportunities to strengthen our culture and improve retention, and help our people develop their careers. We believe our ability to effectively hire, engage, and retain high-skilled personnel is a principal competitive factor in our business, which is evidenced by our 2020 voluntary attrition rate of 10.8%, which decreased compared to our 2019 and 2018 voluntary attrition rate of 13.3 % and 14.8%, respectively. Moreover, our employees have demonstrated their satisfaction with our approach by giving their highest ratings in our 2020 annual employee survey to the following areas: trust in management (93.4/100), good working environment (93.0/100), cooperation between teams (89.8/100), and employee contribution to EPAM’s success (89.6/100). Receiving and responding to employee feedback plays a critical role in engaging and retaining our employees because it offers us an opportunity to improve our operations and for our employees to continually enhance their skills.
Sales and Marketing
We market and sell our services through our senior management, sales and business development teams, account managers, and professional staff. Our client service professionals and account managers, who maintain direct customer relationships, play an integral role in engaging with current customers to identify and pursue potential business opportunities. This strategy has been effective in promoting repeat business and growth from within our existing customer base and we believe that our reputation as a reliable provider of software engineering solutions drives additional business from inbound requests and referrals. In addition to effective client management, our sales model also utilizes an integrated sales and marketing approach that leverages a dedicated sales team to identify and acquire new accounts.
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

Quality Management and Information Security
We are continuously investing in applications, tools and infrastructure to manage all aspects of our global delivery process in order to manage quality and security risks, while providing control and visibility across all project lifecycle stages both internally and to our customers. We maintain processes and infrastructure to protect our customers’ and their customers’ confidential and sensitive information and allocate resources to ensure information security, cybersecurity and data privacy. We have made significant investments in the appropriate people, processes and technology to establish and manage compliance with confidentiality policies, laws and regulations governing our activities, such as the European Union data protection legal framework referred to as the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and others.
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
We believe responsible stewardship of the environment is critical, and we take this responsibility seriously. We continually strive to improve our environmental performance through implementation of sustainable development and environmental practices including recycling and upcycling electronics and computers and designing and releasing a carbon footprint calculator to our employees and the general public. In addition, as an innovation-driven business, EPAM’s success depends on hiring the most talented employees in the industry. We are committed to respecting our employees' fundamental human rights at work. We similarly expect our suppliers, vendors, and subcontractors and all other third-party companies that comprise EPAM’s supply chain to respect human rights and to avoid complicity in human rights abuses and have adopted a code of conduct for our suppliers and vendors accordingly.
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

We also enter into confidentiality and non-disclosure agreements with our customers. These customary agreements cover our use of our customers’ software systems and platforms as our customers usually own the intellectual property in the products we develop for them. Furthermore, we often grant a nonexclusive license to our customers to use our pre-existing intellectual property, but only to the extent necessary to use the software or systems we develop for them.
Regulations
Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations. Several foreign and U.S. federal and state agencies regulate various aspects of our business. See “Item 1A. Risk Factors — Risks Related to Regulation and Legislation.” We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions, the Foreign Corrupt Practices Act (“FCPA”) and similar anti-corruption laws and data privacy regulations. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
Corporate Information
EPAM Systems, Inc. was incorporated in the State of Delaware on December 18, 2002. Our predecessor entity was founded in 1993. Our principal executive offices are located at 41 University Drive, Suite 202, Newtown, Pennsylvania 18940 and our telephone number is 267-759-9000. We maintain a website at https://www.epam.com. Our website and the information accessible through our website are not incorporated into this Annual Report on Form 10-K.
We make certain filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports. We make such filings available free of charge through the Investor Relations section of our website, https://investors.epam.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC’s website at https://www.sec.gov which contains reports, proxy and information statements, and other information regarding issuers that file electronically through the SEC’s EDGAR System.

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
Risks Related to COVID-19
Our results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created significant volatility in the price of our common stock, uncertainty in customer demand for our services, and widespread economic disruption. The extent to which the coronavirus pandemic will further impact our business, operations and financial results will depend on numerous factors that are frequently changing or unknown, and that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ responses or planned responses to the pandemic, including availability and administration rates of vaccines; the impact of the pandemic on economic activity and any interventions or government relief or stimulus intended to mitigate decreased economic activity; the effect on our customers and customer demand for our products, services, and solutions; our ability to sell and provide our products, services, and solutions, including as a result of travel restrictions, personnel working from home or with diminished technology and communication abilities, and social distancing; the ability of our customers to pay timely, if at all, for our services and solutions with or without discounts requested by our customers; bankruptcy or other insolvency procedures among our customers; and closures of our and our customers’ offices and facilities. The closure of our customers’ facilities, restrictions that prevent our customers from accessing those facilities or their own customers, and broad disruptions in our customers’ markets and customer base, has disrupted, and could continue to disrupt the demand for our products, services, and solutions and result in, among other things, termination of customer contracts, delays or interruptions in the performance of contracts, losses of revenues, and an increase in bad debt expense. Customers may also slow or halt decision making, delay planned work, or suspend, terminate, fail to renew, or reduce existing contracts or services. Travel and immigration restrictions may delay or prevent our personnel from accessing worksites, and work-from-home or remote working arrangements could reduce profitability or increase information security, cyber security and connectivity vulnerabilities. In addition, when COVID-19-related restrictions on businesses and consumers are eased, our ability to deliver services to our customers could be affected by any outbreak of illness among employees returning to our facilities or to our customers’ facilities. Moreover, there may be additional costs that we will have to incur in connection with further changes to, or a return to, normal operating conditions. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section of this Annual Report on Form 10-K for the year ended December 31, 2020, including, but not limited to, those relating to our operations in emerging markets, our ability to execute on our growth strategy through strategic acquisitions, our dependency on third parties for network infrastructure, attracting, hiring, and retaining personnel, the effects on movements in foreign currency exchange rates, and the effects that changes to fiscal, political, regulatory and other federal policies may have on EPAM, each of which could materially adversely affect our business, financial condition, results of operations and/or stock price.

Risks Related to Our Personnel and Growth
We may be unable to effectively manage our rapid growth or achieve anticipated growth, which could place significant strain on our management, systems, resources, and results of operations.
We have grown rapidly and significantly expanded our business over the past several years, both organically and through strategic acquisitions. Our growth has resulted in part from managing larger and more complex projects for our customers, but consequently requires that we invest substantial amounts of cash in human capital and the infrastructure to support them, including training, administration, and facilities. Our rapid growth places significant demands on our management and our administrative, operational and financial infrastructure, and creates challenges, including:
•recruiting, training and retaining sufficiently skilled professionals and management personnel;
•planning resource utilization rates on a consistent basis and efficiently using on-site, off-site and offshore staffing;
•maintaining close and effective relationships with a larger number of customers in a greater number of industries and locations;
•controlling costs and minimizing cost overruns and project delays in delivery center and infrastructure expansion;
•effectively maintaining productivity levels and implementing process improvements across geographies and business units; and
•improving our internal administrative, operational and financial infrastructure.
We intend to continue our expansion and pursue available opportunities for the foreseeable future. As we introduce new services, enter into new markets, and take on increasingly large and complex projects, our business may face new risks and challenges. If customers do not choose us for large and complex projects or we do not effectively manage those projects, our reputation, business, and financial goals may be damaged. We need to generate business and revenues to support new investments and infrastructure projects. If the challenges associated with expansion negatively impact our anticipated growth and margins, our business, prospects, financial condition and results of operations could be materially adversely affected.
We must successfully attract, hire, train and retain qualified personnel to service our customers’ projects and we must productively utilize those personnel to remain profitable.
Identifying, recruiting, hiring and retaining professionals with diverse skill sets across our broad geography of operations is critical to maintaining existing engagements and obtaining new business. If we are unable to recruit skilled professionals and if we do not deploy those professionals and use computers and other fixed-cost resources productively, our profitability will be significantly impacted. We must manage the utilization levels of the professionals that we hire and train by planning for future needs effectively and staffing projects appropriately while accurately predicting the general economy and our customers’ need for our services. If we are unable to attract, hire, train, and retain highly skilled personnel and productively deploy them on customer projects, we will jeopardize our ability to meet our customers’ expectations and develop ongoing and future business, which could adversely affect our financial condition and results of operations.
Competition for highly skilled professionals is intense in the markets where we operate, and we may experience significant employee turnover rates due to such competition. If we are unable to retain professionals with specialized skills, our revenues, operating efficiency and profitability will decrease. Cost reductions, such as reducing headcount, or voluntary departures that result from our failure to retain the professionals we hire, could negatively affect our reputation as an employer and our ability to hire personnel to meet our business requirements. Price increases resulting from increasing compensation to retain personnel could lead to a decline in demand for our services.
There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.
In several countries, certain of our personnel are retained as independent contractors. The criteria to determine whether an individual is considered an independent contractor or an employee are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority changes the applicable laws or a court makes any adverse determination with respect to independent contractors in general or one or more of our independent contractors specifically, we could incur significant costs, including for prior periods, for tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations and increase the difficulty in attracting and retaining personnel.

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
Risks Related to Our Operations
Instability in geographies where we have significant operations and personnel or where we derive substantial amounts of revenue could have a material adverse effect on our business, customers, service delivery, and financial results.
Several countries in which we operate are experiencing or may continue to experience civil and political unrest. More than half of our revenues come from customers located in North America, particularly the United States, and we have significant operations in the emerging market economies of Eastern Europe. We had almost 220 employees in Armenia as of December 31, 2020 and more than half of our global delivery, administrative, and support personnel are located in Ukraine, Russia, and Belarus.
In the United States, political and civil discord, the election of a new presidential administration, and popular and regulatory scrutiny of the technology companies that form a part of our customer base have resulted in a period of social instability and potentially lasting change in the technology industry. Belarus has experienced numerous and continued public protest activities and civil unrest since the presidential election in early August 2020, with active government and police-force intervention. The extent and duration of the instability in Belarus remains uncertain. Russia has also experienced similar public protest activities and civil unrest related to political matters with uncertain extent and duration. Continuing armed conflict in parts of eastern Ukraine and weak economic conditions that deteriorated because of the COVID-19 pandemic have fueled ongoing economic uncertainty in Ukraine, and Armenia and Azerbaijan recently agreed to a ceasefire after a long-term conflict erupted into open military engagement between the two countries in October 2020. Our personnel are not located in the volatile regions of Eastern Ukraine or Armenia. However, economic, civil, and political uncertainty exists and may continue in many of the regions where we operate and derive our revenue. International responses, including European Union and U.S. sanctions against officials, individuals, regions, and industries in Belarus, Ukraine and Russia, prolonged political and civil instability in the U.S, and each country’s potential response to such sanctions and tensions could have a material adverse effect on our operations.

EPAM is actively monitoring and enhancing the security of our people and the stability of our infrastructure and the general infrastructure in the countries where we operate; and responding to outages in communications and internet availability according to our multilayer business continuity plans. To date we have not experienced any significant interruptions in our infrastructure, utility supply or internet connectivity needed to support our customers. We have developed and, in some cases, implemented additional contingency plans to relocate work and/or personnel to other locations and add new locations, as appropriate. Our business continuity plans are designed to address known contingency scenarios to ensure that we have adequate processes and practices in place to protect the safety of our people and to handle potential impacts to our delivery capabilities. Our crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of prolonged or multiple crises, such as civil unrest, military conflict, and a pandemic in a concentrated geographic area. The current events in the regions where we operate and where we derive a significant amount of our business may pose security risks to our people, our facilities, our operations, and infrastructure, such as utilities and network services, and the disruption of any or all of them could materially adversely affect our operations and/or financial results. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could require us to rebalance our geographic concentrations and could have a material adverse effect on our operations.
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
Our significant operations in emerging market economies in Eastern Europe, India and certain other Asian countries are vulnerable to market and economic volatility to a greater extent than more developed markets, which presents risks to our business and operations. A majority of our revenues are generated in North America and Western Europe. However, most of our personnel and delivery centers are located in lower cost locations, including emerging markets. This exposes us to foreign exchange risks relating to revenues, compensation, purchases, capital expenditures, receivables and other balance-sheet items. As we continue to leverage and expand our global delivery model into other emerging markets, a larger portion of our revenues and incurred expenses may be in currencies other than U.S. dollars. Currency exchange volatility caused by economic instability or other factors could materially impact our results. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
The economies of certain emerging market countries where we operate have experienced periods of considerable instability and have been subject to abrupt downturns. We have cash in banks in countries such as Belarus, Russia, Ukraine, Kazakhstan, Georgia, Armenia and Uzbekistan, where the banking sector generally does not meet the banking standards of more developed markets, bank deposits made by corporate entities are not insured, and the banking system remains subject to instability. A banking crisis, or the bankruptcy or insolvency of banks that receive or hold our funds, particularly in Belarus, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region. In addition, some countries where we operate may impose regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies within their banking systems, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. Emerging market vulnerability, and especially its impact on currency exchange volatility and banking systems, could have a material adverse effect on our business, financial condition and results of operations.

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
Our global operations require us to comply with a wide variety of foreign laws and regulations, trade or foreign exchange restrictions or sanctions, inflation, unstable political and military situations, labor issues, and legal systems that make it more difficult to enforce intellectual property, contractual, or corporate rights. Certain legal provisions in Russia, Belarus, and Ukraine, where our local subsidiaries operate important delivery centers and employ a significant number of billable and support professionals, may allow a court to order liquidation of a locally organized legal entity on the basis of its formal noncompliance with certain requirements during formation, reorganization or during its operations. If we fail to comply with certain requirements, including those relating to minimum net assets, governmental or local authorities can seek the involuntary liquidation of our local subsidiaries in court, and creditors will have the right to accelerate their claims, demand early performance of legal obligations, and demand compensation for any damages. Involuntary liquidation of any of our subsidiaries could materially adversely affect our financial condition and results of operations.
Our operating results may be negatively impacted by the loss of certain tax benefits provided to companies in our industry by the governments of Belarus and other countries.
In Belarus, one local subsidiary is a member, along with other technology companies, of High-Technologies Park. Members have a full exemption from Belarus income tax and value added tax until 2049 and are taxed at reduced amounts on obligatory social contributions and a variety of other taxes. In Russia, our local subsidiary along with other qualified IT companies, benefit from paying obligatory social contributions to the government at a significantly reduced rate as well as an exemption from value added tax in certain circumstances. If these tax benefits are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our operating expenses and/or our effective income tax rate could increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Income Taxes.”
Risks Related to Regulation and Legislation
Existing policy and substantial changes to fiscal, political, regulatory and other federal policies may adversely affect our business and financial results.
Changes in general economic or political conditions in the United States could adversely affect our business. Legacy U.S. policy with respect to a variety of issues, including international trade agreements, conducting business offshore, import and export regulations, tariffs and customs duties, foreign relations, immigration laws and travel restrictions, and corporate governance laws, could have a positive or negative impact on our business.

The majority of our professionals are offshore. Companies that outsource services to organizations operating in other countries remains a topic of political discussion in many countries, including the United States, which is our largest source of revenues. The United States Congress periodically proposes legislation that could impose restrictions on offshore outsourcing and on our ability to deploy employees holding U.S. work visas to customer locations, both of which could adversely impact our business. Such legislative measures could broaden restrictions on outsourcing by federal and state government agencies and contracts and impact private industry with tax disincentives, intellectual property transfer restrictions, and restrictions on the use or availability of certain work visas.
Some of our projects require our personnel to obtain visas to travel and work at customer sites outside of our personnel’s home countries and often in the United States. Our reliance on visas to staff projects with employees who are not citizens of the country where the work is to be performed makes us vulnerable to legislative and administrative changes in the number of visas to be issued in any particular year and other work permit laws and regulations. The process to obtain the required visas and work permits can be lengthy and difficult and variations due to political forces and economic conditions in the number of permitted applications, as well as application and enforcement processes, may cause delays or rejections when trying to obtain visas. Delays in obtaining visas may result in delays in the ability of our personnel to travel to meet with and provide services to our customers or to continue to provide services on a timely basis. In addition, the availability of a sufficient number of visas without significant additional costs could limit our ability to provide services to our customers on a timely and cost-effective basis or manage our sales and delivery centers as efficiently as we otherwise could. Delays in or the unavailability of visas and work permits could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Changes in privacy and data protection regulations could expose us to risks of noncompliance and costs associated with compliance.
EPAM is subject to the GDPR and the CCPA, each of which imposes significant restrictions and requirements relating to the processing of personal data. These and other national and international data protection laws are more burdensome than historical privacy standards, especially in the United States. The CCPA and GDPR each established complex legal obligations that organizations must follow with respect to the processing of personal data, including a prohibition on the transfer of personal information to third parties or to other countries, and the imposition of additional notification, security and other control measures.
Enforcement actions taken by the European Union data protection authorities, in the case of GDPR, or by individuals or the California regulatory authorities, in the case of the CCPA, as well as audits or investigations by one or more individuals, organizations, or foreign government agencies could result in penalties and fines for non-compliance or direct claims against us in the event of any loss or damage as a result of a breach of these regulations. The burden of compliance with additional data protection requirements may result in significant additional costs, complexity and risk in our services and customers may seek to shift the potential risks resulting from the implementation of data privacy legislation to us. We are required to establish processes and change certain operations in relation to the processing of personal data as a result of GDPR and CCPA, which may involve substantial expense and distraction from other aspects of our business.
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
Our compliance program contains controls and procedures designed to ensure our compliance with the FCPA, OFAC and other sanctions, and laws and regulations. The continuing implementation and ongoing development and monitoring of our compliance program may be time consuming, expensive, and could result in the discovery of compliance issues or violations by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware.

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
Risks Related to Our Industry and Customers
We generally do not have long-term commitments from our customers, our customers may terminate contracts before completion or choose not to renew contracts, and we are not guaranteed payment for services performed under contract. A loss of business or non-payment from significant customers could materially affect our results of operations.
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
There are a number of factors relating to our customers that are outside of our control, which might lead them to terminate or not renew a contract or project with us, or be unable to pay us, including:
•financial difficulties;
•corporate restructuring, or mergers and acquisitions activity;
•our inability to complete our contractual commitments and bill and collect our contracted revenues;
•change in strategic priorities or economic conditions, resulting in elimination of the impetus for the project or a reduced level of technology related spending;
•change in outsourcing strategy resulting in moving more work to the customer’s in-house technology departments or to our competitors; and
•replacement of existing software with packaged software supported by licensors.
Termination or non-renewal of a customer contract could cause us to experience a higher than expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount. Customers that delay payment, request modifications to their payment arrangements, or fail to meet their payment obligations to us could increase our cash collection time, cause us to incur bad debt expense, or cause us to incur expenses in collections actions. The loss of any of our major customers, a significant decrease in the volume of work they outsource to us or price they are willing or able to pay us, if not replaced by new service engagements and revenue, could materially adversely affect our revenues and results of operations.
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
A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource IT services in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services and could have a material adverse effect on our business, financial condition and results of operations. Other developments in the industries in which we operate may increase the demand for lower cost or lower quality IT services and decrease the demand for our services or increase the pressure our customers put on us to reduce pricing. We may not be able to successfully anticipate and prepare for any such changes, which could adversely affect our results of operations.

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
We face a number of risks when pricing our contracts and setting terms with our customers. Our pricing is highly dependent on our internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange volatility) and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Larger and more complex projects that involve multiple engagements or stages heighten those pricing risks because a customer may choose not to retain us for additional stages or delay forecasted engagements, which disrupts our planned project resource requirements. If our pricing for a project includes dedicated personnel or facilities and the customer were to slow or stop that project, we may not be able to reallocate resources to other customers. Our pricing and cost estimates for the work that we perform may include anticipated long-term cost savings that we expect to achieve and sustain over the life of the contract. Because of such inherent uncertainties, we may underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts, such as defined performance goals, service levels, and completion schedules. The risk of underpricing our services or underestimating the costs of performing the work is heightened in fixed-price contracts and in contracts that require our customer to receive a productivity benefit as a result of the services performed under the contract. If we fail to accurately estimate the resources, time or quality levels required to complete such engagements, or if the cost to us of employees, facilities, or technology unexpectedly increases, we could be exposed to cost overruns. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of the services, including those caused by factors outside our control, could make these contracts less profitable or unprofitable.
Our industry is sensitive to the economic environment and the industry tends to decline during general economic downturns. Given our significant revenues from North America and Europe, if those economies further weaken or are slow to recover from their current condition, pricing for our services may be depressed and our customers may reduce or postpone their technology related spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability.
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
Rapidly changing technologies, methodologies and evolving industry standards are inherent in the market for our products and services. Our ability to anticipate developments in our industry, enhance our existing services, develop and introduce new services, provide enhancements and new features for our products, and keep pace with changes and developments are critical to meeting changing customer needs. Developing solutions for our customers is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems, technologies and methodologies. Our ability to keep pace with, anticipate or respond to changes and developments is subject to a number of risks, including that:
•we may not be able to develop new, or update existing services, applications, tools and software quickly or inexpensively enough to meet our customers’ needs;
•we may find it difficult or costly to make existing software and products work effectively and securely over the internet or with new or changed operating systems;
•we may find it challenging to develop new, or update existing software, services, and products to keep pace with evolving industry standards, methodologies, and regulatory developments in the industries where our customers operate at a pace and cost that is acceptable to our customers; and
•we may find it difficult to maintain high quality levels with new technologies and methodologies.
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
Despite security measures, information technology and infrastructure may be vulnerable to attacks by hackers or breached due to human error, employee misconduct or malfeasance, system failure, or other disruptions. Any such breach could compromise our networks or the networks of our third-party providers and the information stored there could be accessed, held for ransom, publicly disclosed, misappropriated, lost or stolen. Such a breach, misappropriation, or disruption could also disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, as well as require us to expend significant resources to protect against further breaches and to rectify problems caused by these events. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under applicable laws, and regulatory penalties and could adversely affect our business, revenues and competitive position.

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
Our service model relies on maintaining active voice and data communications, online resource management, financial and operational record management, customer service and data processing systems between our customer sites, our delivery centers and our customer management locations. Our business activities may be materially disrupted in the event of a partial or complete failure of any of these technologies, which could be due to software malfunction, computer virus attacks, conversion errors due to system upgrades, damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, demands placed on internet infrastructure by growing numbers of users and time spent online, increased bandwidth requirements or other events beyond our control. Our crisis management procedures, business continuity, and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic event. Loss of all or part of the infrastructure or systems for a period of time could hinder our performance or our ability to complete customer projects on time which, in turn, could lead to a reduction of our revenues or otherwise materially adversely affect our business and business reputation.
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
We rely on a combination of copyright, trademark, patent, unfair competition and trade secret laws, as well as intellectual property assignment and confidentiality agreements and other methods to protect our intellectual property rights. Protection of intellectual property rights and confidentiality in some countries in which we operate may not be as effective as in other countries with more developed intellectual property protections.
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

General Risk Factors
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
We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by or allocated to the various jurisdictions in which we operate that have differing statutory tax rates; changing tax laws, regulations and interpretations of such tax laws in one or more jurisdictions; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. The determination of our provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by authorities in various jurisdictions. If a tax authority in any jurisdiction reviews any of our tax returns and proposes an adjustment, including, but not limited to, a determination that the transfer prices and terms we have applied are not appropriate, such an adjustment could have a negative impact on our results of operations, business, and profitability. In addition, any significant changes enacted by the new U.S. presidential administration to the Tax Cuts and Jobs Act (“U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our effective tax rate.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Newtown, Pennsylvania. We own and lease office buildings used as delivery centers, client management locations and space for administrative and support functions. These facilities are located in numerous cities worldwide and are strategically positioned in relation to our talent sources and key in-market locations to align with the needs of our operations. We believe that our existing properties are adequate to meet the current requirements of our business, and that suitable additional or substitute space will be available, if necessary. Our facilities are used interchangeably among our segments. See Note 16 “Segment Information” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding the geographical locations and values of our long-lived assets. See Note 8 “Leases” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding our leased assets.
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
As of February 12, 2021, we had approximately 15 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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
Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this Annual Report on Form 10-K for our equity compensation plan information.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning December 31, 2015 and ending December 31, 2020. The stock performance shown on the graph below is not indicative of future price performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
COMPARISON OF CUMULATIVE TOTAL RETURN (1)(2)
Among EPAM, a Peer Group (3) and the S&P 500 Index

Company/Index	Base period 12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
EPAM Systems, Inc.	$100.00	$81.80	$136.64	$147.56	$269.85	$455.80
Peer Group Index	$100.00	$96.45	$131.43	$114.08	$121.46	$175.61
S&P 500 Index	$100.00	$111.96	$136.40	$130.43	$171.50	$203.05

(1)	Graph assumes $100 invested on December 31, 2015, in our common stock, a Peer Group and the S&P 500 Index.
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	The Peer Group includes Cognizant Technology Solutions Corp. (NASDAQ:CTSH), ExlService Holdings, Inc. (NASDAQ:EXLS), Globant S.A. (NASDAQ:GLOB), Infosys Ltd. (NYSE:INFY), Perficient, Inc. (NASDAQ:PRFT), Virtusa Corporation (NASDAQ:VRTU), and Wipro Limited (NYSE:WIT).

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by the Company during the year ended December 31, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Under our equity-based compensation plans, the Company withholds a number of shares of vested stock as payment to satisfy tax withholding obligations arising on the date of vesting of stock-based compensation awards. The number of shares of stock to be withheld is calculated based on the closing price of the Company’s common stock on the vesting date. The following table provides information about shares withheld by the Company during the year ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
January 1, 2020 to January 31, 2020	287	$228.14	—	—
February 1, 2020 to February 29, 2020	165	$223.20	—	—
March 1, 2020 to March 31, 2020	89,538	$175.57	—	—
April 1, 2020 to April 30, 2020	5,051	$209.06	—	—
May 1, 2020 to May 31, 2020	157	$227.59	—	—
June 1, 2020 to June 30, 2020	314	$246.19	—	—
July 1, 2020 to July 31, 2020	518	$262.99	—	—
August 1, 2020 to August 31, 2020	192	$310.35	—	—
September 1, 2020 to September 30, 2020	305	$323.41	—	—
October 1, 2020 to October 31, 2020	1,834	$319.48	—	—
November 1, 2020 to November 30, 2020	7,426	$309.35	—	—
December 1, 2020 to December 31, 2020	62	$340.63	—	—
Total	105,849	$190.75	—	—
Item 6.
Reserved
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
Our customers depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technology, digital design and intelligent enterprise development. We continuously explore opportunities in new industries to expand our core industry client base in software and technology, financial services, business information and media, travel and consumer, and life sciences and healthcare. Our teams of developers, architects, consultants, strategists, engineers, designers, and product experts have the capabilities and skill sets to deliver business results.
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
Business Update Regarding COVID-19
The COVID-19 pandemic continued to cause substantial global public health and economic challenges during the fourth quarter of 2020 and our employees, communities and business operations, as well as the global economy and financial markets all continue to be affected. We cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition. Future developments and actions to contain the public health and economic impact of the COVID-19 pandemic on the markets we serve are rapidly evolving and highly uncertain.
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
Our COVID-19 Pandemic Response
Since the beginning of the COVID-19 pandemic, we have made the safety and well-being of our employees our top priority. As governments lift and re-impose restrictions on group gatherings, commercial operations, and travel, and as vaccines and therapeutics become available, we have applied those changing requirements to our business to maintain the health and safety of our employees and serve our customers consistent with appropriate public health considerations. Our business continuity plans are designed to ensure the safety and well-being of approximately 41,000 EPAM professionals while supporting the operations of hundreds of customers around the world.
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
Many of the countries where our personnel regularly conduct business have extended or expanded restrictions on travel and immigration from other countries, including a suspension of most immigration and non-immigration visas issued by the United States. Further extensions or tightening of these travel and immigration restrictions may continue to impact our operations. However, we do not believe that the current travel and immigration restrictions will have a material adverse effect on our business or financial condition.
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

Our Community
EPAM supports the communities where we live and work and we assisted our global and local communities by providing solutions to transform the ways people live and work during the COVID-19 pandemic, including:
•EPAM Continuum introduced the GENTL™ Mask, an open source solution for manufacturers designed to address the supply shortage of protective masks that medical professionals need amid the coronavirus outbreak.
•EPAM used its implementation services to help Curogram scale its two-way texting and video chat telemedicine platform to help address the COVID-19 pandemic by enabling healthcare institutions to quickly deploy mass screening and testing services.
•EPAM developed COVID Resistance and COVID Resistance for Business, which are open source mobile applications that can be customized for specific countries or regions when used by governments and non-governmental organizations, or adapted by business for their digital contact-tracing needs so they can anonymously track COVID-19 exposure risk.
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
Moving Forward
We expect continued uncertainty around the impacts the pandemic will have on our business, financial condition, and results of operations. We actively monitor our business and the needs of our employees, customers, and communities to determine the appropriate actions to protect the health and safety of our employees and our ongoing operations. This includes actions informed by the requirements and recommendations of public health authorities. Economic and demand uncertainty in the current environment may impact our future results. We continue to monitor the demand for our services including the duration and degree to which we see declines or delays in new customer projects and payment for services performed. We continue to assess how the effects of COVID-19 on the economy may impact human capital allocation, revenues, profitability, and operating expenses.
For additional information on the various risks posed by the COVID-19 pandemic, please read “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Part I. Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Overview of 2020 and Financial Highlights
The following table presents a summary of our results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
		% of revenues		% of revenues		% of revenues
	(in millions, except percentages and per share data)
Revenues	$2,659.5	100.0%	$2,293.8	100.0%	$1,842.9	100.0%
Income from operations	$379.3	14.3%	$302.9	13.2%	$245.8	13.3%
Net income	$327.2	12.3%	$261.1	11.4%	$240.3	13.0%

Effective tax rate	13.6%		12.8%		3.8%
Diluted earnings per share	$5.60		$4.53		$4.24
The key highlights of our consolidated results for 2020 were as follows:
•We recorded revenues of $2.7 billion, or a 15.9% increase from $2.3 billion in the previous year, negatively impacted by $0.8 million or 0.1% due to changes in certain foreign currency exchange rates as compared to the corresponding period in the previous year.
•Income from operations grew 25.3% to $379.3 million from $302.9 million in 2019. Expressed as a percentage of revenues, income from operations was 14.3% compared to 13.2%. The increase in income from operations as a percentage of revenues during the year ended December 31, 2020 was primarily driven by a reduction in travel-related expenses reported in Cost of revenues and a reduction in travel-related, recruitment, and facilities expenses reported in Selling, general and administrative expenses which was partially offset by an increase in Cost of revenues as a percentage of revenues attributable to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic.
•Our effective tax rate was 13.6% compared to 12.8% in the previous year. The provision for income taxes was impacted primarily by the excess tax benefits recorded upon vesting or exercise of stock-based awards in 2020 and 2019.
•Net income increased 25.3% to $327.2 million compared to $261.1 million in 2019. Expressed as a percentage of revenues, net income increased 0.9% compared to last year, which was largely driven by the improvement in income from operations and partially offset by an increase in our effective tax rate.
•Diluted earnings per share increased 23.6% to $5.60 for the year ended December 31, 2020 from $4.53 in 2019.
•Cash provided by operations increased $257.0 million, or 89.4%, to $544.4 million during 2020 as compared to last year. This increase is largely driven by the increase in net income, improvements in collections from customers, and reduced income tax payments compared to 2019.
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
An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies are the most sensitive and require more significant estimates and assumptions used in the preparation of our consolidated financial statements. You should read the following descriptions of critical accounting policies, judgments and estimates in conjunction with our audited consolidated financial statements and other disclosures included elsewhere in this annual report. Additional information on our policies is in Note 1 “Business and Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K.
Revenues — We recognize revenues when control of goods or services is passed to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Such control may be transferred over time or at a point in time depending on satisfaction of obligations stipulated by the contract. Consideration expected to be received may consist of both fixed and variable components and is allocated to each separately identifiable performance obligation based on the performance obligation’s relative standalone selling price. Variable consideration usually takes the form of volume-based discounts, service level credits, price concessions or incentives. Determining the estimated amount of such variable consideration involves assumptions and judgment that can have an impact on the amount of revenues reported.
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

Business Combinations — We account for business combinations using the acquisition method which requires us to estimate the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price utilizes significant estimates in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. The significant estimates and assumptions used include the timing and amount of forecasted revenues and cash flows, anticipated growth rates, customer attrition rates, the discount rate reflecting the risk inherent in future cash flows and the determination of useful lives for finite-lived assets. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. The acquired assets typically include customer relationships, software, trade names, non-competition agreements, and assembled workforce and as a result, a substantial portion of the purchase price is typically allocated to goodwill and other intangible assets.
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
Lease liabilities are initially measured at the present value of lease payments not yet paid. The present value is determined by applying the readily determinable rate implicit in the lease or, if not available, the incremental borrowing rate of the lessee. We determine the incremental borrowing rate of the lessee on a lease-by-lease basis by developing an estimated centralized U.S. dollar borrowing rate for a fully collateralized obligation with a term similar to the lease term and adjust the rate to reflect the incremental risk associated with the currency in which the lease is denominated. The development of this estimate includes the use of recovery rates, U.S. risk-free rates, foreign currency/country base rate yields, and a synthetic corporate credit rating of the Company developed using regression analysis. Our lease agreements may include options to extend or terminate the lease. We include such options in the lease term when it is reasonably certain that we will exercise that option. RoU Assets are recognized based on the initial measurement of the lease liabilities plus initial direct costs less lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term. RoU Assets are subject to periodic impairment tests.
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

	Year Ended December 31,
	2020		2019		2018
		% of revenues		% of revenues		% of revenues
	(in thousands, except percentages and per share data)
Revenues	$2,659,478	100.0%	$2,293,798	100.0%	$1,842,912	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	1,732,522	65.1	1,488,198	64.9	1,186,921	64.4
Selling, general and administrative expenses(2)	484,758	18.2	457,433	19.9	373,587	20.3
Depreciation and amortization expense	62,874	2.4	45,317	2.0	36,640	2.0
Income from operations	379,324	14.3	302,850	13.2	245,764	13.3
Interest and other income, net	3,822	0.1	8,725	0.4	3,522	0.3
Foreign exchange (loss)/gain	(4,667)	(0.2)	(12,049)	(0.5)	487	—
Income before provision for income taxes	378,479	14.2	299,526	13.1	249,773	13.6
Provision for income taxes	51,319	1.9	38,469	1.7	9,517	0.6
Net income	$327,160	12.3%	$261,057	11.4%	$240,256	13.0%

Effective tax rate	13.6%		12.8%		3.8%
Diluted earnings per share	$5.60		$4.53		$4.24

(1) Includes $32,785, $37,580 and $27,245 of stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Includes $42,453, $34,456 and $31,943 of stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively.
Revenues
We continue to expand our presence across multiple geographies and verticals, both organically and through strategic acquisitions. During the year ended December 31, 2020, our total revenues grew 15.9% over the previous year to $2.7 billion. This growth resulted from our ability to retain existing customers and increase the level of services we provide to them and our ability to produce revenues from new customer relationships. During the year ended December 31, 2020 we experienced an increase in customer concentration as compared to the previous year, with revenues from our top five, top ten and top twenty customer groups increasing as a percentage of total revenues as we met higher demand from our larger customers. Revenues have been positively impacted by our acquisitions in 2020, which contributed 0.3% to our revenue growth, and negatively impacted by the fluctuations in foreign currency which decreased our revenue growth by 0.1% during the year ended December 31, 2020 as compared to the previous year.
We discuss below the breakdown of our revenues by vertical, customer location, service arrangement type, and customer concentration.
Revenues by Vertical
We assign our customers into one of our five main vertical markets or a group of various industries where we are increasing our presence, which we label as “Emerging Verticals”, including energy, utilities, manufacturing, automotive, telecommunications and several others.

The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	(in thousands, except percentages)
Business Information & Media	$560,680	21.1%	$420,923	18.4%	$324,033	17.6%
Financial Services	555,235	20.9	500,872	21.8	423,977	23.0
Software & Hi-Tech	496,813	18.7	433,398	18.9	350,815	19.0
Travel & Consumer	458,789	17.2	439,358	19.2	393,643	21.4
Life Sciences & Healthcare	296,313	11.1	248,452	10.8	171,703	9.3
Emerging Verticals	291,648	11.0	250,795	10.9	178,741	9.7
Revenues	$2,659,478	100.0%	$2,293,798	100.0%	$1,842,912	100.0%

Business Information & Media became our largest vertical during 2020, growing 33.2% as compared to 2019, largely driven by growth in one of our top 5 customers and the expansion of services to a customer which was previously in our top 50 customers and is now in our top 10 customers. Financial services grew at a slower rate of 10.9% in 2020 over the prior year largely due to a change in certain customers’ business models associated with low-cost trading platforms. Travel & Consumer also grew at a slower rate of 4.4% during 2020 as compared to the prior year primarily attributable to declining demand from certain customers adversely affected by the decline in global travel due to worldwide travel restrictions as a result of the COVID-19 pandemic.
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
The following table sets forth revenues by customer location by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	(in thousands, except percentages)
North America	$1,595,136	60.0%	$1,390,015	60.6%	$1,099,167	59.6%
Europe	879,842	33.1	746,866	32.6	612,472	33.2
CIS (1)	114,702	4.3	100,471	4.4	81,703	4.4
APAC (2)	69,798	2.6	56,446	2.4	49,570	2.8
Revenues	$2,659,478	100.0%	$2,293,798	100.0%	$1,842,912	100.0%

(1)CIS includes revenues from customers in Russia, Belarus, Kazakhstan, Ukraine, and Georgia.
(2)APAC, or Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.

During the year ended December 31, 2020, revenues in our largest geography, North America, were $1,595.1 million growing $205.1 million, or 14.8%, from $1,390.0 million reported for the year ended December 31, 2019. Revenues from this geography accounted for 60.0% of total revenues in 2020, a decrease from 60.6% in the prior year. The United States continued to be our largest customer location contributing revenues of $1,523.7 million in 2020 compared to $1,321.7 million in 2019.
Revenues in our Europe geography were $879.8 million, an increase of $133.0 million, or 17.8%, over $746.9 million in the previous year. Revenues in this geography accounted for 33.1% of consolidated revenues in 2020 as compared to 32.6% in the previous year. The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and the Netherlands generating revenues of $331.2 million, $203.4 million and $114.7 million in 2020, respectively, compared to $290.0 million, $152.7 million and $88.5 million in 2019, respectively. Fluctuations in foreign currency exchange rates with the U.S. dollar, particularly the euro and the British pound, during 2020 compared to the same period in the prior year positively impacted revenue growth in the European geography by 1.9%.
During 2020, revenues in the CIS geography increased $14.2 million, or 14.2%, from the previous year. The increase in CIS revenues came from customers in Russia, contributing $14.9 million of revenue growth in 2020 compared to the previous year partially offset by decreases in revenues in other CIS countries.
Revenues from customers in locations in the APAC region comprised 2.6% of total revenues in 2020, a level consistent with the prior year.
Discussion of revenues from 2019 as compared to 2018 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Revenues by Customer Concentration
We have long-standing relationships with many of our customers and we seek to grow revenues from our existing customers by continually expanding the scope and size of our engagements. Revenues derived from these customers may fluctuate as these accounts mature or upon beginning or completion of multi-year projects. We believe there is a significant potential for future growth as we expand our capabilities and offerings within existing customers. In addition, we remain committed to diversifying our client base and adding more customers to our client mix; however, the COVID-19 pandemic disrupted the economic landscape during 2020 and influenced business decisions of our existing and potential customers. We were able to capitalize on demand for our services at our larger customers whereas we realized less revenue growth from our smaller customers. However, over the long-term, we expect revenue concentration from our top customers to decrease.
The following table presents revenues contributed by our customers by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	(in thousands, except percentages)
Top five customers	$584,303	22.0%	$456,985	19.9%	$410,987	22.3%
Top ten customers	$822,824	30.9%	$666,584	29.1%	$582,539	31.6%
Top twenty customers	$1,124,552	42.3%	$933,178	40.7%	$782,771	42.5%
Customers below top twenty	$1,534,926	57.7%	$1,360,620	59.3%	$1,060,141	57.5%
The following table shows the number of customers grouped by revenues recognized by the Company for each year presented:

	Year Ended December 31,
	2020	2019	2018
Over $20 Million	28	22	14
$10 - $20 Million	27	27	22
$5 - $10 Million	43	42	45
$1 - $5 Million	225	206	175
$0.5 - $1 Million	107	105	119

Revenues by Service Offering
Our service arrangements have been evolving to provide more customized and integrated solutions to our customers where we combine software engineering with customer experience design, business consulting and technology innovation services. We are continually expanding our service capabilities, moving beyond traditional services into business consulting, design and physical product development.

The following table shows revenues by service offering as an amount and as a percentage of our revenues for the years indicated:

	Year Ended December 31,
	2020		2019		2018
	(in thousands, except percentages)
Professional services	$2,643,016	99.4%	$2,285,303	99.7%	$1,837,148	99.7%
Licensing	11,139	0.4	5,081	0.2	4,097	0.2
Other	5,323	0.2	3,414	0.1	1,667	0.1
Revenues	$2,659,478	100.0%	$2,293,798	100.0%	$1,842,912	100.0%
See Note 11 “Revenues” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information regarding our contract types and related revenue recognition policies.
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
During the year ended December 31, 2020, cost of revenues (exclusive of depreciation and amortization) was $1,732.5 million, representing an increase of 16.4% from $1,488.2 million reported last year. The increase was primarily due to an increase in compensation costs as a result of a 16.8% growth in the average number of production headcount for the year, partially offset by a lower level of accrued variable compensation in 2020 as compared to the previous year.
Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 65.1% and 64.9% during the years ended December 31, 2020 and 2019, respectively. The year-over-year increase is primarily due to declining profitability on certain accounts due to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic, partially offset by a reduction in travel-related expenses due to the restrictions of travel attributable to the COVID-19 pandemic.
Discussion of cost of revenues (exclusive of depreciation and amortization) from 2019 as compared to 2018 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Our selling, general and administrative expenses have increased due to our continuously expanding operations, strategic business acquisitions, and the hiring of necessary personnel to support our growth. During the year ended December 31, 2020, selling, general and administrative expenses were $484.8 million, representing an increase of 6.0% as compared to $457.4 million reported last year. The increase in selling, general and administrative expenses in 2020 was primarily due to a $44.0 million increase in personnel-related costs, which include stock-based compensation expense, primarily driven by an increase in headcount and partially offset by a reduction in talent acquisition and development expenses and a $3.5 million decrease in costs for software licenses.
Expressed as a percentage of revenues, selling, general and administrative expenses decreased 1.7% to 18.2% for the year ended December 31, 2020. The decrease was primarily attributable to a 0.7% decrease in travel and entertainment expenses as a percentage of revenues resulting from the worldwide restriction on travel due to COVID-19, a 0.6% decrease in facility-related expenses as a percentage of revenues, reduced talent acquisition and development expenses attributable to reduced hiring efforts in the first half of the year in response to the COVID-19 pandemic as well as reduced costs for software licenses partially offset by an increase in personnel-related costs including stock-based compensation expense.
Discussion of selling, general and administrative expenses from 2019 as compared to 2018 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Depreciation and Amortization Expense
During the year ended December 31, 2020, depreciation and amortization expense was $62.9 million, representing an increase of $17.6 million from $45.3 million reported last year. The increase in depreciation and amortization expense was primarily due to an increase in computer equipment to support headcount growth and the purchase of certain longer-term software licenses. Depreciation and amortization expense includes amortization of acquired finite-lived intangible assets. Expressed as a percentage of revenues, depreciation and amortization expense increased to 2.4% during the year ended December 31, 2020 as compared to 2.0% in 2019.
Discussion of depreciation and amortization expense from 2019 as compared to 2018 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents, short-term investments and employee housing loans, gains and losses from certain financial instruments, interest expense related to our revolving credit facility and changes in the fair value of contingent consideration. There were no material changes in interest and other income, net in 2020 as compared to 2019 and 2018.
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
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2020, 2019 and 2018, we had $278.1 million, $234.2 million and $205.2 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. Changes in the geographic mix or level of annual pre-tax income can also affect our overall effective income tax rate.
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

In Belarus, member technology companies of High-Technologies Park, including our local subsidiary, have a full exemption from Belarus income tax on qualifying income through January 2049. However, beginning February 1, 2018, the earnings of the Company’s Belarus local subsidiary became subject to U.S. income taxation due to the Company’s decision to change the tax status of the subsidiary. Consequently, there was less income tax benefit from the Belarus tax exemption during 2018 compared to the previous year. There was no aggregate dollar benefit derived from this tax holiday for the years ended December 31, 2020, and 2019 and the aggregate dollar benefits derived from this tax holiday approximated $1.4 million for the year ended December 31, 2018. There was no impact on diluted net income per share for the years ended December 31, 2020 and 2019. The benefit the tax holiday had on diluted net income per share approximated $0.02 for the year ended December 31, 2018.
The provision for income taxes was $51.3 million in 2020 and $38.5 million in 2019. The increase was primarily driven by the increase in pre-tax income year over year partially offset by an increase in excess tax benefits recorded upon vesting or exercise of stock-based awards which were $36.6 million in 2020 compared to $28.4 million in 2019. The effective tax rate increased from 12.8% in 2019 to 13.6% in 2020 primarily due to mix in profitability in jurisdictions with different statutory tax rates and the tax treatment of certain acquisition-related costs.
Discussion of the provision for income taxes from 2019 as compared to 2018 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Foreign Exchange Gain / Loss
For discussion of the impact of foreign exchange fluctuations see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk.”
Results by Business Segment
Our operations consist of three reportable segments: North America, Europe, and Russia. The segments represent components of EPAM for which separate financial information is available and used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), to determine how to allocate resources and evaluate performance. Our CODM makes business decisions based on segment revenues and segment operating profits. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, certain taxes included in operating expenses including the Belarus High-Technologies Park membership fee, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, stock-based compensation expenses, acquisition-related costs and certain other one-time charges. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations.
We manage our business primarily based on the managerial responsibility for the client base and market. As managerial responsibility for a particular customer relationship generally correlates with the customer’s geographic location, there is a high degree of similarity between customer locations and the geographic boundaries of our reportable segments. In some cases, managerial responsibility for a particular customer is assigned to a management team in another region and is usually based on the strength of the relationship between customer executives and particular members of EPAM’s senior management team. In such cases, the customer’s activity would be reported through the respective management team member’s reportable segment. Our Europe segment includes our business in the APAC region, which is managed by the same management team.

Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia segments for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Segment revenues:
North America	$1,601,820	$1,380,944	$1,076,979
Europe	947,305	820,717	692,785
Russia	110,353	92,137	73,148
Total segment revenues	$2,659,478	$2,293,798	$1,842,912
Segment operating profit:
North America	$345,196	$293,757	$221,846
Europe	152,902	114,863	115,876
Russia	5,811	17,347	11,377
Total segment operating profit	$503,909	$425,967	$349,099

North America Segment
During 2020, North America segment revenues increased $220.9 million, or 16.0%, over last year. Revenues from our North America segment represented 60.2% of total segment revenues during both 2020 and 2019. During 2020 as compared to 2019, North America segment operating profits increased $51.4 million, or 17.5%, to $345.2 million. Expressed as a percentage of revenue, North America segment operating profit increased to 21.6% in 2020 as compared to 21.3% in 2019.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$419,895	$354,023	$65,872	18.6%
Business Information & Media	334,063	262,448	71,615	27.3%
Life Sciences & Healthcare	260,518	224,925	35,593	15.8%
Travel & Consumer	221,977	198,264	23,713	12.0%
Financial Services	199,594	184,469	15,125	8.2%
Emerging Verticals	165,773	156,815	8,958	5.7%
Revenues	$1,601,820	$1,380,944	$220,876	16.0%
Software & Hi-Tech remained the largest industry vertical in the North America segment during the year ended December 31, 2020, growing 18.6% as compared to the prior year, which was a result of the continued focus on working with our technology customers. Revenues from the Business Information & Media vertical grew 27.3% during the year ended December 31, 2020, as compared to the prior year and largely benefited from expansion of services to a single customer which was previously one of our top 50 customers and is now one of our top 10 customers. Financial services grew at a slower rate of 8.2% in 2020 compared to the prior year primarily due to a change in certain customers’ business models associated with low-cost trading platforms. Emerging Verticals experienced slower growth during 2020 compared to the prior year largely due to slower growth from energy customers in the U.S. who were adversely impacted by deteriorating economic conditions.

Europe Segment
During 2020, Europe segment revenues were $947.3 million, reflecting an increase of $126.6 million, or 15.4%, from last year. Revenues were positively impacted by changes in foreign currency exchange rates during 2020. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during 2019, we would have reported revenue growth of 13.6%. Revenues from our Europe segment represent 35.6% and 35.8% of total segment revenues during 2020 and 2019, respectively. During 2020, this segment’s operating profits increased $38.0 million, or 33.1% as compared to last year, to $152.9 million. Europe’s operating profit represented 16.1% of Europe segment revenues as compared to 14.0% in 2019. Segment operating profit was positively impacted by changes in foreign currency exchange rates during 2020 and reduced Selling, general and administrative expenses partially offset by temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$278,355	$244,284	$34,071	13.9%
Business Information & Media	224,922	157,844	67,078	42.5%
Travel & Consumer	220,448	229,523	(9,075)	(4.0)%
Software & Hi-Tech	73,288	77,377	(4,089)	(5.3)%
Life Sciences & Healthcare	35,347	23,444	11,903	50.8%
Emerging Verticals	114,945	88,245	26,700	30.3%
Revenues	$947,305	$820,717	$126,588	15.4%
The Europe segment benefited from strong growth in the Business Information & Media vertical of 42.5% for the year ended December 31, 2020 as compared to 2019, largely driven by growth in revenues from one of our top five customers. Financial Services remained the largest industry vertical in the Europe segment during the year ended December 31, 2020. Revenues in Travel & Consumer decreased during the year ended December 31, 2020 as compared to 2019 primarily due to declining demand from certain customers adversely impacted by the decline in global travel due to worldwide travel restrictions as a result of the COVID-19 pandemic. Revenues in Software & Hi-Tech also decreased during the year ended December 31, 2020 as compared to 2019 primarily due to a change in the estimate of variable consideration associated with a single customer.
Russia Segment
During 2020, revenues from our Russia segment increased $18.2 million relative to 2019 and represent 4.2% of total segment revenues during 2020 compared with 4.0% in 2019. Operating profits of our Russia segment decreased $11.5 million as compared to 2019. Expressed as a percentage of Russia segment revenues, the segment’s operating profits were 5.3% and 18.8% in 2020 and 2019, respectively. This decrease is primarily attributable to costs incurred without recognizing corresponding revenues due to the delays in the timing of execution of contracts during 2020.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Year Ended December 31,		Change
	2020	2019	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$77,286	$72,119	$5,167	7.2%
Travel & Consumer	16,364	11,571	4,793	41.4%
Software & Hi-Tech	3,630	1,998	1,632	81.7%
Business Information & Media	1,695	631	1,064	168.6%
Life Sciences & Healthcare	448	83	365	439.8%
Emerging Verticals	10,930	5,735	5,195	90.6%
Revenues	$110,353	$92,137	$18,216	19.8%

Revenues in the Russia segment are generally subject to fluctuations and there have been no significant changes in the individual verticals during 2020 as compared to 2019. Russia segment revenues were mainly impacted by the timing of revenue recognition associated with the execution of contracts and the devaluation of the Russian ruble relative to the U.S. dollar. Had our Russia segment revenues been expressed in constant currency terms using the exchange rates in effect during 2019, we would have reported revenue growth of 36.1%.
Currency fluctuations of the Russian ruble typically impact the results in the Russia segment. Ongoing economic and geopolitical uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenues and profitability in this segment. We continue to monitor geopolitical forces, economic and trade sanctions, and other issues involving this region.
Discussion of segment results from 2019 as compared to 2018 is included in “Part II. Item 7. Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Effects of Inflation
Economies in some countries where we operate, particularly Belarus, Russia, Kazakhstan, Uzbekistan, Ukraine and India have periodically experienced high rates of inflation. Periods of higher inflation may affect various economic sectors in those countries and increase our cost of doing business there. Inflation may increase some of our expenses such as wages. While inflation may impact our results of operations and financial condition and it is difficult to accurately measure the impact of inflation, we believe the effects of inflation on our results of operations and financial condition are not significant.

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $1,322.1 million, short-term investments of $60.0 million as well as $275.0 million of available borrowings under our revolving credit facility.
We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia, Georgia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of December 31, 2020, the total amount of cash held in these countries was $146.2 million and of this amount, $52.9 million was located in Belarus. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors.
As of December 31, 2020, we had $275.0 million available for borrowing under our revolving credit facility and had outstanding debt of $25.0 million. As of December 31, 2020, we were in compliance with all covenants specified under the credit facility and anticipate being in compliance for the foreseeable future. See Note 9 “Long-Term Debt” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding our long-term debt.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$544,407	$287,453	$292,218
Net cash used in investing activities	(167,154)	(145,369)	(112,123)
Net cash (used in)/provided by financing activities	(765)	20,363	23,001
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,357	3,530	(14,240)
Net increase in cash, cash equivalents and restricted cash	$385,845	$165,977	$188,856
Cash, cash equivalents and restricted cash, beginning of period	937,688	771,711	582,855
Cash, cash equivalents and restricted cash, end of period	$1,323,533	$937,688	$771,711
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2020 increased $257.0 million, or 89.4%, to $544.4 million, as compared to 2019 primarily driven by the increase in net income and a larger improvement in days sales outstanding during 2020 compared to 2019 which resulted in higher cash collections during 2020 as compared to 2019.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2020 was $167.2 million compared to $145.4 million used in the same period in 2019. The increase was primarily attributable to $60.0 million of net cash invested into time deposits classified as Short-term investments partially offset by a decrease in capital expenditures of $30.5 million.
Financing Activities
During the year ended December 31, 2020, net cash used in financing activities was $0.8 million, compared to $20.4 million net cash provided by financing activities in 2019. During 2020, we received $10.6 million less cash from exercises of stock options issued under our long-term incentive plans, we paid $5.9 million more in contingent consideration related to acquisitions of businesses and we paid $4.6 million more of withholding taxes related to net share settlements of restricted stock units compared to 2019.
Discussion of the comparison of the cash flows between 2019 and 2018 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Contractual Obligations and Future Capital Requirements
Contractual Obligations
Set forth below is information concerning our significant fixed and determinable contractual obligations as of December 31, 2020.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$261,790	$66,585	$87,415	$55,259	$52,531
U.S. Tax Act transition tax (1)	40,516	385	13,715	26,416	—
U.S. social security taxes(2)	14,121	6,653	7,468	—	—
Long-term incentive plan payouts (3)	62,839	31,022	26,857	4,960	—
Long-term debt obligations(4)	26,094	814	25,280	—	—
Commitments for the purchase of long term assets (5)	38,482	38,482	—	—	—
Total contractual obligations	$443,842	$143,941	$160,735	$86,635	$52,531

(1)	The U.S. Tax Act transition tax on undistributed foreign earnings is payable in annual installments through 2026. See Note 13 “Income Taxes” to our consolidated financial statements.
(2)	During the year ended December 31, 2020, we have accrued the employer portion of the U.S. social security taxes and will remit 50% of the outstanding balance (net of applied prior overpayments) by the respective due dates of December 31, 2021 and 2022.
(3)	We estimate our future obligations for long-term incentive plan payouts by assuming the closing price per share of our common stock at
December 31, 2020 remains constant into the future. This is an estimate as actual prices will vary over time.
(4)	Our future obligations related to the 2017 Credit Facility consist of principal, interest and fees for the unused balance. We assume the floating interest rate in effect at December 31, 2020 will remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the 2017 Credit Facility, we assume that the balance outstanding and the unused balance as of December 31, 2020 remain the same through the remaining term of the agreement. The actual respective balances under our 2017 Credit Facility may fluctuate significantly in future periods depending on the business decisions of management.
(5)	As of December 31, 2020, we have entered into agreements to purchase office space in Ukraine intended to support the global delivery centers in that country. See Note 15 “Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K. In addition, we have incurred obligations to acquire other fixed assets which have not yet been paid.
As of December 31, 2020 we had $3.3 million of unrecognized tax benefits for which we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, we had recorded $7.5 million of contingent consideration liabilities as of December 31, 2020 related to the acquisitions of businesses that are not included in the table above due to the uncertainty involved with the potential payments.
See Note 15 “Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding contractual obligations.
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
We maintain our cash, cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties. We have cash in banks in countries such as Belarus, Russia, Ukraine, Kazakhstan, Armenia, Georgia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of December 31, 2020, $146.2 million of total cash was kept in banks in these countries, of which $52.9 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for short-term operational needs and cash balances in those banks move with the needs of the local entities. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risks existed at December 31, 2020. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, including distress resulting from the COVID-19 pandemic, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates on our cash and cash equivalent deposits, short-term investments and paid on any outstanding balance on our borrowings, mainly under our 2017 Credit Facility, which is subject to a variety of rates depending on the currency and timing of funds borrowed. We do not believe we are exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Russian rubles, Swiss francs, and Canadian dollars and incurs expenditures principally in Russian rubles, Polish zlotys, euros, Swiss francs, Hungarian forints, British pounds, Indian rupees, Chinese yuan renminbi and Mexican pesos. As a result, currency fluctuations, specifically the depreciation of the euro, British pound, and Canadian dollar and the appreciation of the Russian ruble, Hungarian forint, Polish zloty, Indian rupee and Chinese yuan renminbi relative to the U.S. dollar, could negatively impact our results of operations.
During the year ended December 31, 2020, our foreign exchange loss was $4.7 million compared to a $12.0 million loss reported last year. During the year ended December 31, 2020, approximately 31.7% of consolidated revenues and 41.4% of operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of December 31, 2020, the net unrealized gain from these hedges was $4.7 million.

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
During the year ended December 31, 2020, we reported revenue growth of 15.9% over the prior year. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during 2019, we would have reported revenue growth of 16.0%. During 2020, revenues have been negatively impacted by the depreciation of the Russian ruble relative to the U.S. dollar partially offset by the appreciation of the euro, British pound and Swiss franc relative to the U.S. dollar. During the year ended December 31, 2020, we reported net income growth of 25.3% over the previous year. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during 2019, we would have reported net income growth of 17.7%. Net income benefited primarily from the appreciation of the euro and depreciation of the Hungarian forint, Russian ruble and Mexican peso relative to the U.S. dollar.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
During the year ended December 31, 2020, the Company made certain business acquisitions, as described more fully in Note 2 “Acquisitions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K. As permitted by the Securities and Exchange Commission, management has elected to exclude these acquired entities from its assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2020. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates and expects to complete these integrations in 2021.
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

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management has excluded certain business acquisitions from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 since these entities were acquired in business combinations in 2020. These businesses are included in our 2020 consolidated financial statements and constituted 1.5% of total assets as of December 31, 2020 and 0.2% of revenues for the year then ended.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in “Part IV. Item 15 Exhibits, Financial Statement Schedule” of this Annual Report on Form 10-K.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information required by this Item from the information set forth under the captions “Board of Directors”, “Corporate Governance”, and “Our Executive Officers” in our definitive proxy statement for our 2021 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Exchange Act (our “2021 Proxy Statement”).
Item 11. Executive Compensation
We incorporate by reference the information required by this Item from the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information required by this Item from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement.
Equity Compensation Plan Information
The following table sets forth information about awards outstanding as of December 31, 2020 and securities remaining available for issuance under our 2015 Long-Term Incentive Plan (the “2015 Plan”), our 2012 Long-Term Incentive Plan (the “2012 Plan”), the Amended and Restated 2006 Stock Option Plan (the “2006 Plan”) and the 2012 Non-Employee Directors Compensation Plan (the “2012 Directors Plan”) as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in thousands, except dollar amounts)
Equity compensation plans approved by security holders: (1)					5,073	(2)
Stock options	2,772	(3)	$61.71	(4)	—
Restricted stock units	707	(5)	$—		—
Equity compensation plans not approved by security holders	—		$—		—
Total	3,479		$61.71		5,073

(1)	This table includes the following stockholder approved plans: the 2015 Plan, 2012 Plan, the 2006 Plan and the 2012 Directors Plan.
(2)	Represents the number of shares available for future issuances under our stockholder approved equity compensation plans and is comprised of 4,549 thousand shares available for future issuance under the 2015 Plan and 524 thousand shares available for future issuances under the 2012 Directors Plan.
(3)	Represents the number of underlying shares of common stock associated with outstanding options under our stockholder approved plans and is comprised of 728 thousand shares underlying options granted under our 2015 Plan; 1,997 thousand shares underlying options granted under our 2012 Plan; and 47 thousand shares underlying options granted under our 2006 Plan.
(4)	Represents the weighted-average exercise price of stock options outstanding under the 2015 Plan, the 2012 Plan and the 2006 Plan.
(5)	Represents the number of underlying shares of common stock associated with outstanding restricted stock units under our stockholder approved plans and is comprised of 703 thousand shares underlying restricted stock units granted under our 2015 Plan and 4 thousand shares underlying restricted stock units granted under our 2012 Directors Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information required by this Item from the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2021 Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate by reference the information required by this Item from the information set forth under the caption “Independent Registered Public Accounting Firm” in our 2021 Proxy Statement.

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

10.26†
EPAM Systems, Inc. Amended Non-Employee Directors Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended March 31, 2017, SEC File No., 001-35418, filed May 8, 2017 (the “Q1 2017 Form 10-Q”))

10.27†
Amended Non-Employee Director Compensation Policy (effective January 1, 2019) (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2018 (the “2018 10-K”)

10.28†	EPAM Systems, Inc. 2017 Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10.2 to the Q1 2017 Form 10-Q)
10.29†	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Q1 2017 Form 10-Q)
10.30†	Form of Director Deferral Election Form (incorporated by reference to Exhibit 10.4 to the Q1 2017 Form 10-Q)
10.31
Credit Agreement dated as of May 24, 2017 by and among EPAM Systems, Inc. (as borrower), the lenders and guarantors party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2017, SEC File No. 001-35418)

10.32	First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.33 to the 2018 10-K)
10.33	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.34 to the 2019 10-K)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 25, 2021

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arkadiy Dobkin	Chairman, Chief Executive Officer and President (principal executive officer)	February 25, 2021
Arkadiy Dobkin

/s/ Jason Peterson	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 25, 2021
Jason Peterson

/s/ Gary Abrahams	Vice President, Corporate Controller, Chief Accounting Officer (principal accounting officer)	February 25, 2021
Gary Abrahams

/s/ Eugene Roman	Director	February 25, 2021
Eugene Roman

/s/ Helen Shan	Director	February 25, 2021
Helen Shan

/s/ Jill B. Smart	Director	February 25, 2021
Jill B. Smart

/s/ Karl Robb	Director	February 25, 2021
Karl Robb

/s/ Richard Michael Mayoras	Director	February 25, 2021
Richard Michael Mayoras

/s/ Robert E. Segert	Director	February 25, 2021
Robert E. Segert

/s/ Ronald P. Vargo	Director	February 25, 2021
Ronald P. Vargo

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of EPAM Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is the matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenues — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue when control of goods or services is passed to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Such control may be transferred over time or at a point in time depending on satisfaction of obligations stipulated by the contract. Total revenues were $2,659 million for the year ended December 31, 2020.

In 2020, the Company recognized revenue related to contracts with customers, with no single customer accounting for more than 10% of revenues. Although some of these revenues are recognized under long-term agreements of more than one year, others are negotiated on an annual basis or shorter. Given the number of customers and the nature of the different customer agreements, auditing revenue was challenging due to the extent of audit effort required to evaluate whether revenue was recorded in accordance with the terms of the contracts with the Company’s customers.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to whether revenue was recorded in accordance with the terms of the contracts with the Company’s customers included the following, among others:

•We tested the effectiveness of controls over revenue, including management’s controls over (1) the determination of whether an arrangement with a customer meets the criteria to be considered a contract under ASC 606 and (2) the inputs used in and the mathematical accuracy of the contract revenue calculations and the terms of the related customer contracts.
•We selected a sample of recorded revenue transactions and (1) recalculated the amount using the terms of the customer contract and (2) tested whether the underlying arrangement with the customer met the criteria to be considered a contract under ASC 606 as of the date the revenue was recorded.
•We selected a sample of hours charged by the Company’s employees in the Company’s internal time tracking system, obtained support for whether such hours represented services provided to a customer, and tested whether the hours had been properly evaluated for inclusion in the Company’s revenue calculations.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 25, 2021

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of EPAM Systems, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of EPAM Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at acquired businesses as described more fully in Note 2 to the consolidated financial statements, which were acquired during the year ended December 31, 2020, and whose financial statements constitute 1.5% of total assets and 0.2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at acquired businesses as described more fully in Note 2 to the consolidated financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 25, 2021

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31, 2020	As of December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,322,143	$936,552
Short-term investments	60,007	9
Trade receivables and contract assets, net of allowance of $4,886 and $2,920, respectively	501,062	497,716
Prepaid and other current assets	29,570	39,934
Total current assets	1,912,782	1,474,211
Property and equipment, net	169,533	165,259
Operating lease right-of-use assets, net	228,672	238,991
Intangible assets, net	51,975	56,258
Goodwill	211,956	195,043
Deferred tax assets	92,454	75,013
Other noncurrent assets	53,960	39,433
Total assets	$2,721,332	$2,244,208

Liabilities
Current liabilities
Accounts payable	$10,189	$7,831
Accrued compensation and benefits expenses	294,709	230,035
Accrued expenses and other current liabilities	79,690	82,476
Income taxes payable, current	20,603	9,064
Operating lease liabilities, current	60,759	57,542
Total current liabilities	465,950	386,948
Long-term debt	25,038	25,074
Income taxes payable, noncurrent	43,448	45,878
Operating lease liabilities, noncurrent	180,604	180,848
Other noncurrent liabilities	23,274	9,315
Total liabilities	738,314	648,063
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; 160,000 authorized; 56,128 and 55,208 shares issued, 56,108 and 55,188 shares outstanding at December 31, 2020 and December 31, 2019, respectively	56	55
Additional paid-in capital	660,771	607,051
Retained earnings	1,347,880	1,020,590
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(25,512)	(31,374)
Total stockholders’ equity	1,983,018	1,596,145
Total liabilities and stockholders’ equity	$2,721,332	$2,244,208
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues	$2,659,478	$2,293,798	$1,842,912
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	1,732,522	1,488,198	1,186,921
Selling, general and administrative expenses	484,758	457,433	373,587
Depreciation and amortization expense	62,874	45,317	36,640
Income from operations	379,324	302,850	245,764
Interest and other income, net	3,822	8,725	3,522
Foreign exchange (loss)/gain	(4,667)	(12,049)	487
Income before provision for income taxes	378,479	299,526	249,773
Provision for income taxes	51,319	38,469	9,517
Net income	$327,160	$261,057	$240,256

Net income per share:
Basic	$5.87	$4.77	$4.48
Diluted	$5.60	$4.53	$4.24
Shares used in calculation of net income per share:
Basic	55,727	54,719	53,623
Diluted	58,446	57,668	56,673
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$327,160	$261,057	$240,256
Other comprehensive income/(loss):
Change in foreign currency translation adjustments, net of tax	4,498	6,295	(21,338)
Change in unrealized gain/(loss) on hedging instruments, net of tax	2,350	3,845	(2,553)
Defined benefit pension plans - actuarial loss, net of tax	(986)	—	—
Other comprehensive income/(loss)	5,862	10,140	(23,891)
Comprehensive income	$333,022	$271,197	$216,365
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/ Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2018	52,984	$53	$473,874	$518,820	20	$(177)	$(17,623)	$974,947
Cumulative effect of the adoption of ASU 2014-09	—	—	—	457	—	—	—	457
Adjusted Balance, January 1, 2018	52,984	$53	$473,874	$519,277	20	$(177)	$(17,623)	$975,404
Restricted stock units vested	222	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(71)	—	(8,131)	—	—	—	—	(8,131)
Stock-based compensation expense	—	—	44,279	—	—	—	—	44,279
Proceeds from stock option exercises	945	1	34,678	—	—	—	—	34,679
Other comprehensive loss	—	—	—	—	—	—	(23,891)	(23,891)
Net income	—	—	—	240,256	—	—	—	240,256
Balance, December 31, 2018	54,080	$54	$544,700	$759,533	20	$(177)	$(41,514)	$1,262,596
Restricted stock issued in connection with acquisitions (Note 2)	19	—	—	—	—	—	—	—
Restricted stock units vested	285	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(95)	—	(15,951)	—	—	—	—	(15,951)
Stock-based compensation expense	—	—	41,256	—	—	—	—	41,256
Proceeds from stock option exercises	899	1	37,046	—	—	—	—	37,047
Other comprehensive income	—	—	—	—	—	—	10,140	10,140
Net income	—	—	—	261,057	—	—	—	261,057
Balance, December 31, 2019	55,188	$55	$607,051	$1,020,590	20	$(177)	$(31,374)	$1,596,145
Cumulative effect of the adoption of ASU 2016-13	—	—	—	130	—	—	—	130
Adjusted Balance, December 31, 2019	55,188	$55	$607,051	$1,020,720	20	$(177)	$(31,374)	$1,596,275
Restricted stock units vested	327	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(106)	—	(20,190)	—	—	—	—	(20,190)
Stock-based compensation expense	—	—	47,462	—	—	—	—	47,462
Proceeds from stock option exercises	699	1	26,448	—	—	—	—	26,449
Other comprehensive income	—	—	—	—	—	—	5,862	5,862
Net income	—	—	—	327,160	—	—	—	327,160
Balance, December 31, 2020	56,108	$56	$660,771	$1,347,880	20	$(177)	$(25,512)	$1,983,018
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$327,160	$261,057	$240,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62,874	45,317	36,640
Operating lease right-of-use assets amortization expense	66,369	55,859	—
Bad debt expense	2,253	1,619	848
Deferred taxes	(19,994)	(7,764)	(48,000)
Stock-based compensation expense	75,238	72,036	59,188
Other	6,796	4,764	(1,712)
Changes in assets and liabilities:
Trade receivables and contract assets	4,235	(87,174)	(46,902)
Prepaid and other assets	6,983	(7,155)	(8,432)
Accounts payable	2,428	(1,685)	(772)
Accrued expenses and other liabilities	60,133	27,125	51,953
Operating lease liabilities	(64,453)	(53,419)	—
Income taxes payable	14,385	(23,127)	9,151
Net cash provided by operating activities	544,407	287,453	292,218
Cash flows from investing activities:
Purchases of property and equipment	(68,793)	(99,308)	(37,574)
Purchases of short-term investments	(120,000)	—	—
Proceeds from short-term investments	60,009	—	418
Acquisition of businesses, net of cash acquired (Note 2)	(18,888)	(39,322)	(74,268)
Purchases of non-marketable securities	(20,500)	(5,000)	—
Other investing activities, net	1,018	(1,739)	(699)
Net cash used in investing activities	(167,154)	(145,369)	(112,123)
Cash flows from financing activities:
Proceeds from stock option exercises	26,410	37,003	34,845
Payments of withholding taxes related to net share settlements of restricted stock units	(20,132)	(15,503)	(7,747)
Repayment of debt (Note 9)	(18)	(9)	(3,494)
Payment of contingent consideration for previously acquired businesses	(7,004)	(1,104)	—
Other financing activities, net	(21)	(24)	(603)
Net cash (used in)/provided by financing activities	(765)	20,363	23,001
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,357	3,530	(14,240)
Net increase in cash, cash equivalents and restricted cash	385,845	165,977	188,856
Cash, cash equivalents and restricted cash, beginning of period	937,688	771,711	582,855
Cash, cash equivalents and restricted cash, end of period	$1,323,533	$937,688	$771,711

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	For the Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$54,520	$65,306	$40,437
Interest	$425	$832	$777
Supplemental disclosure of non-cash investing and financing activities
Acquisition-date fair value of contingent consideration issued for acquisition of businesses	$7,119	$3,876	$8,390
Capital expenditures incurred but not yet paid	$1,582	$16,921	$2,140
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Balance sheet classification
Cash and cash equivalents	$1,322,143	$936,552	$770,560
Restricted cash in Prepaid and other current assets	106	—	14
Restricted cash in Other noncurrent assets	1,284	1,136	1,137
Total restricted cash	1,390	1,136	1,151
Total cash, cash equivalents and restricted cash	$1,323,533	$937,688	$771,711
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and as otherwise disclosed)
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
Cash and Cash Equivalents — Cash equivalents are short-term, highly liquid investments and deposits that are readily convertible into cash, with maturities of three months or less at the date acquired. Highly liquid investments with maturities greater than three months at the date acquired are reported separately from cash equivalents.
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
Business Combinations — The Company accounts for business combinations using the acquisition method which requires it to estimate the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The allocation of the purchase price utilizes significant estimates in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. The significant estimates and assumptions used include the timing and amount of forecasted revenues and cash flows, anticipated growth rates, customer attrition rates, the discount rate reflecting the risk inherent in future cash flows and the determination of useful lives for finite-lived assets. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes are reasonable, but recognizes that the assumptions are inherently uncertain. The acquired assets typically include customer relationships, software, trade names, non-competition agreements, and assembled workforce and as a result, a substantial portion of the purchase price is allocated to goodwill and other intangible assets.

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
Derivative Financial Instruments — The Company enters into derivative financial instruments to manage exposure to fluctuations in certain foreign currencies. During 2018, for accounting purposes, these foreign currency forward contracts became designated as hedges, as defined under FASB ASC Topic 815, Derivatives and Hedging. The Company measures these foreign currency derivative contracts at fair value on a recurring basis utilizing Level 2 inputs and recognizes them as either assets or liabilities in its consolidated balance sheets. The Company records changes in the fair value of these hedges in accumulated other comprehensive income/(loss) until the forecasted transaction occurs. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to cost of revenues (exclusive of depreciation and amortization). In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the underlying hedge into income. If the Company does not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in income. The cash flow impact of derivatives identified as hedging instruments is reflected as cash flows from operating activities. The cash flow impact of derivatives not identified as hedging instruments is reflected as cash flows from investing activities.
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
Changes in the fair value of liabilities could cause a material impact to, and volatility in the Company’s operating results. See Note 4 “Fair Value Measurements.”

Accumulated Other Comprehensive Loss — Accumulated other comprehensive loss (“AOCI”) consists of changes in the cumulative foreign currency translation adjustments and actuarial gains and losses on defined benefit pension plans. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with FASB ASC Topic 815, Derivatives and Hedging. Changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company's consolidated balance sheets until the settlement of those contracts.
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
The following table summarizes the impacts of changes in accounting policies after adoption of Topic 606 on the Company’s consolidated Statement of Income for the year ended December 31, 2018, which primarily resulted from deferring the timing of revenue recognition for contracts that were previously recognized on a cash basis and recognizing revenues from certain license agreements at a point-in-time rather than over time:

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
Selling, General and Administrative Expenses — Consists of expenses associated with promoting and selling the Company’s services and general and administrative functions of the business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities including operating leases, advertising and other promotional activities. In addition, the Company pays a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus High-Technologies Park.
Stock-Based Compensation — The Company recognizes the cost of its equity settled stock-based incentive awards based on the fair value of the award at the date of grant, net of estimated forfeitures. The cost is generally expensed evenly over the service period, unless otherwise specified by the award agreement. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Quarterly, the forfeiture assumption is adjusted and such adjustment may affect the timing of recognition of the total amount of expense recognized over the vesting period. Stock-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.
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
The United States subjects corporations to taxes on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company elected to provide for the tax expense related to GILTI in the year the tax is incurred.
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
Concentration of Credit — Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. The Company maintains cash, cash equivalents and short-term investments with financial institutions. The Company believes its credit policies reflect normal industry terms and business risk and there is no expectation of non-performance by the counterparties.
The Company has cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia, Georgia and Uzbekistan, where the banking sector remains subject to periodic instability. Banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of December 31, 2020, $146.2 million of total cash was kept in banks in these countries, of which $52.9 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions in the region, which could adversely affect the Company’s business and financial condition. Cash in this region is used for the operational needs of the local entities and cash balances change with the operating needs of these entities. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited. Historically, credit losses and write-offs of trade receivables have not been material to the consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, including distress resulting from the COVID-19 pandemic, the Company’s credit losses and write-offs of trade receivables could increase, which would negatively impact its results of operations.
Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Russian rubles, Swiss francs, and Canadian dollars and incurs expenditures principally in Russian rubles, Polish zlotys, euros, Swiss francs, Hungarian forints, British pounds, Indian rupees, Chinese yuan renminbi and Mexican pesos.
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
Interest rate risk — The Company’s exposure to market risk is influenced by the changes in interest rates received on cash and cash equivalent deposits and short-term investments and paid on any outstanding balance on the Company’s borrowings, mainly under the 2017 Credit Facility, which is subject to a variety of rates depending on the type and timing of funds borrowed (See Note 9 “Long-Term Debt”). The Company does not believe it is exposed to material direct risks associated with changes in interest rates related to these deposits and borrowings.
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
The adoption of Topic 842 on January 1, 2019 resulted in the recognition of RoU Assets for operating leases of $177.6 million and operating lease liabilities of $173.9 million. The adoption of Topic 842 did not have a material impact on the consolidated statement of income and comprehensive income, consolidated statement of changes in stockholders’ equity or the consolidated statement of cash flows.
See Note 8 “Leases” in the condensed consolidated financial statements for additional information regarding leases.
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

2.ACQUISITIONS
Continuum — On March 15, 2018, the Company acquired all of the outstanding equity of Continuum Innovation LLC together with its subsidiaries (“Continuum”) to enhance the Company’s consulting capabilities as well as its digital and service design practices. Continuum, headquartered in Boston with offices located in Milan, Seoul, and Shanghai, focuses on four practices including strategy, physical and digital design, technology and its Made Real Lab. The acquisition of Continuum added approximately 125 design consultants to the Company’s headcount. In connection with the Continuum acquisition, the Company paid $52.5 million of cash and committed to making a cash earnout payment with a maximum amount payable of $3.1 million, subject to attainment of specified performance targets in the 12 months after the acquisition date. See Note 4 “Fair Value Measurements” for more information regarding this earnout payment.
Think — On November 1, 2018, the Company acquired all of the equity interests of Think Limited (“Think”), a digital transformation agency headquartered in London, UK. This acquisition is intended to strengthen EPAM’s digital and organizational consulting capabilities in the UK and Western European markets and enhance the Company’s global product and design offerings. In connection with the Think acquisition, the Company paid $26.3 million at closing and committed to making a cash earnout payment with a maximum amount payable based on exchange rates at the date of acquisition of $8.2 million subject to attainment of specified performance targets in the 12 months after the acquisition date. During the year ended December 31, 2019, the Company paid $0.2 million of net true-up payments which increased the purchase price. See Note 4 “Fair Value Measurements” for more information regarding the earnout payment.
test IO — On April 30, 2019, the Company acquired 100% of the equity interests of a crowdtesting company, test IO GmbH, and its subsidiary (“test IO”). In connection with the test IO acquisition, the Company paid $17.3 million of cash.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition as updated for any changes as of December 31, 2019 for Continuum and Think and as of December 31, 2020 for test IO:

	Continuum	Think	test IO
Cash and cash equivalents	$2,251	$2,344	$663
Trade receivables and contract assets	9,139	2,637	621
Prepaid and other current assets	936	900	150
Goodwill	26,617	20,477	11,926
Intangible assets	14,450	6,882	6,219
Property and equipment and other noncurrent assets	8,902	1,214	305
Total assets acquired	$62,295	$34,454	$19,884
Accounts payable, accrued expenses and other current liabilities	$3,746	$2,025	$993
Long-term debt (Note 9)	3,220	—	—
Other noncurrent liabilities	490	—	1,568
Total liabilities assumed	$7,456	$2,025	$2,561
Net assets acquired	$54,839	$32,429	$17,323
During 2018, the Company adjusted initially recognized intangible assets acquired with Continuum and their useful lives, recognized an additional intangible asset in the form of a favorable lease, removed a noncurrent liability associated with an initially recognized unfavorable lease and revised the initial fair value of contingent consideration. The Company also finalized a working capital adjustment that resulted in cash collection in the amount of $0.1 million reducing the original amount of the net assets acquired. These adjustments resulted in a corresponding decrease to the originally recognized value of acquired goodwill. During the first quarter of 2019, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Continuum and no additional adjustments were recorded.
During 2019, the Company recorded purchase price adjustments which increased the original purchase price for Think by $0.2 million, with a corresponding adjustment to net assets acquired. In addition, the Company recorded a $1.5 million increase in deferred tax assets and other insignificant adjustments to other accounts with corresponding decreases to goodwill. During the fourth quarter of 2019, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of Think.

During 2019, the Company recorded purchase price adjustments which increased the original purchase price for test IO and adjusted related working capital accounts increasing the original amount of the net assets acquired by $0.1 million. In addition, for the test IO acquisition, the Company reduced the value of acquired intangible assets by $0.1 million with a corresponding increase to goodwill. During the second quarter of 2020, the Company finalized the fair value of the assets acquired and liabilities assumed in the acquisition of test IO and recorded insignificant purchase price adjustments to various accounts with corresponding net decreases to goodwill of $0.2 million.
The following table presents the estimated fair values and useful lives of intangible assets acquired from Continuum, Think, and test IO as of the date of acquisition and updated for any changes during the years ended December 31, 2019 for Continuum and Think and December 31, 2020 for test IO:

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
Other 2019 Acquisitions — During the year ended December 31, 2019, the Company completed four additional acquisitions with an aggregate cash purchase price of $24.8 million and committed to making cash earnout payments with a maximum amount payable of $3.0 million subject to attainment of specified performance targets ranging from 12 months to 24 months after the respective acquisition dates. These acquisitions increased EPAM’s educational service and platform offerings and expanded the Company’s geographical reach, as well as added $7.5 million in intangible assets, consisting mainly of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s consolidated financial statements was not material individually or in the aggregate.
2020 Acquisitions — During the year ended December 31, 2020, the Company completed two acquisitions with an aggregate purchase price of $22.5 million including contingent consideration with an aggregate acquisition-date fair value of $5.3 million. The Company committed to making contingent consideration payments with a maximum aggregate amount payable of $18.6 million subject to attainment of specified performance targets in the first and second calendar years after the respective acquisition dates. These acquisitions increased EPAM’s software and service capabilities and expanded EPAM’s offerings in financial services as well as added $7.3 million of intangible assets, consisting mainly of customer relationships. Revenues generated by these acquisitions totaled $6.0 million for the year ended December 31, 2020. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s consolidated financial statements was not material individually or in the aggregate.

3.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2019	$103,542	$63,290	$—	$166,832
test IO acquisition (Note 2)	3,301	8,849	—	12,150
Other 2019 Acquisitions (Note 2)	6,503	9,546	738	16,787
Think purchase accounting adjustments	—	(2,043)	—	(2,043)
Effect of net foreign currency exchange rate changes	80	1,231	6	1,317
Balance as of December 31, 2019	113,426	80,873	744	195,043
test IO purchase accounting adjustment	863	(1,089)	—	(226)
Other 2019 acquisitions purchase accounting adjustments	219	259	21	499
2020 Acquisitions (Note 2)	6,042	6,903	—	12,945
Effect of net foreign currency exchange rate changes	582	3,160	(47)	3,695
Balance as of December 31, 2020	$121,132	$90,106	$718	$211,956
The Russia segment had accumulated goodwill impairment losses of $2.2 million as of December 31, 2020, 2019 and 2018. There were no accumulated goodwill impairment losses in the North America or Europe reportable segments as of December 31, 2020, 2019 or 2018.
Intangible assets other than goodwill as of December 31, 2020 and 2019 were as follows:

	As of December 31, 2020
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	9	$94,169	$(49,415)	$44,754
Software	6	6,309	(1,633)	4,676
Trade names	5	6,495	(5,273)	1,222
Contract royalties	8	1,900	(673)	1,227
Assembled workforce	3	157	(61)	96
Total		$109,030	$(57,055)	$51,975

	As of December 31, 2019
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	9	$87,489	$(38,526)	$48,963
Software	6	4,472	(486)	3,986
Trade names	5	6,439	(4,753)	1,686
Contract royalties	8	1,900	(435)	1,465
Assembled workforce	3	158	—	158
Total		$100,458	$(44,200)	$56,258
All of the intangible assets other than goodwill have finite lives and as such are subject to amortization. Amortization of the other intangible assets is recognized in depreciation and amortization expense in the consolidated statements of income and comprehensive income.

The following table presents amortization expense recognized for the periods indicated:

	For the Years Ended December 31,
	2020	2019	2018
Customer relationships	$10,478	$8,743	$7,637
Software	1,068	486	—
Trade names	495	447	266
Contract royalties	238	238	198
Assembled workforce	61	—	—
Favorable lease	—	—	410
Total	$12,340	$9,914	$8,511
In connection with the adoption of Topic 842, effective January 1, 2019, the Company reclassified the favorable lease intangible asset to Operating lease right-of-use assets. See Note 8 “Leases” for further information regarding the Company’s operating leases.
Based on the carrying value of the Company’s existing intangible assets as of December 31, 2020, the estimated amortization expense for the future years is as follows:

Year ending December 31,	Amount
2021	$12,585
2022	12,426
2023	11,115
2024	8,586
2025	5,543
Thereafter	1,720
Total	$51,975

4.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following table shows the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	As of December 31, 2020
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$4,955	$—	$4,955	$—
Total assets measured at fair value on a recurring basis	$4,955	$—	$4,955	$—

Foreign exchange derivative liabilities	$243	$—	$243	$—
Contingent consideration	7,470	—	—	7,470
Total liabilities measured at fair value on a recurring basis	$7,713	$—	$243	$7,470

The following table shows the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019.

	As of December 31, 2019
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,910	$—	$1,910	$—
Total assets measured at fair value on a recurring basis	$1,910	$—	$1,910	$—

Foreign exchange derivative liabilities	$243	$—	$243	$—
Contingent consideration	10,495	—	—	10,495
Total liabilities measured at fair value on a recurring basis	$10,738	$—	$243	$10,495
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 5 “Derivative Financial Instruments” for additional information regarding derivative financial instruments.
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
In connection with the Continuum acquisition, the Company committed to making a cash earnout payment subject to attainment of specified performance targets in the 12 months after the acquisition date. As of the acquisition date, the Company recorded a $2.4 million contingent consideration liability related to this earnout payment and, subsequently, reduced this liability by $0.9 million during 2018 and $0.4 million during 2019 due to the change in its fair value. The Company extinguished the earnout obligation during 2019 by paying $1.1 million in cash. In connection with the Think acquisition, the Company committed to making a cash earnout payment subject to attainment of specified performance targets in the 12 months after the acquisition date. As of the acquisition date, the Company recorded a $6.0 million liability related to this earnout payment as contingent consideration and, subsequently, increased this liability by $2.2 million during 2019 due to the change in its fair value. The Company extinguished the earnout obligation during 2020 by paying $7.9 million in cash. In connection with the Company’s Other 2019 Acquisitions, the Company committed to making cash earnout payments subject to attainment of specified performance targets ranging from 12 months to 24 months after the respective acquisition dates. During 2020, the Company extinguished part of this earnout obligation by paying $1.8 million in cash. See Note 2 “Acquisitions” in the consolidated financial statements for additional information regarding business acquisitions.

A reconciliation of the beginning and ending balances of Level 3 acquisition-related contractual contingent consideration using significant unobservable inputs for the years ended December 31, 2018, December 31, 2019 and December 31, 2020 are as follows:

Amount
Contractual contingent liabilities as of January 1, 2018	$—
Acquisition date fair value of contingent consideration — Continuum acquisition (Note 2)	2,400
Acquisition date fair value of contingent consideration — Think acquisition (Note 2)	5,990
Changes in fair value of contingent consideration included in Interest and other income, net	(900)
Effect of net foreign currency exchange rate changes	(22)
Contractual contingent liabilities as of December 31, 2018	$7,468
Payment of contingent consideration for previously acquired businesses	(1,104)
Acquisition date fair value of contingent consideration — Other 2019 Acquisitions (Note 2)	2,100
Changes in fair value of contingent consideration included in Interest and other income, net	1,776
Effect of net foreign currency exchange rate changes	255
Contractual contingent liabilities as of December 31, 2019	$10,495
Payment of contingent consideration for previously acquired businesses	(9,619)
Acquisition date fair value of contingent consideration — 2020 Acquisitions (Note 2)	5,292
Changes in fair value of contingent consideration included in Interest and other income, net	1,827
Effect of net foreign currency exchange rate changes	(525)
Contractual contingent consideration liabilities as of December 31, 2020	$7,470
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
•for financial instruments that have quoted market prices, those quoted prices are used to estimate fair value;
•for financial instruments for which no quoted market prices are available, fair value is estimated using information obtained from independent third parties, or by discounting the expected cash flows using an estimated current market interest rate for the financial instrument;
•for financial instruments for which no quoted market prices are available and that have no defined maturity, have a remaining maturity of 360 days or less, or reprice frequently to a market rate, the Company assumes that the fair value of these instruments approximates their reported value, after taking into consideration any applicable credit risk.
The generally short maturities of certain assets and liabilities result in a number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s consolidated balance sheets. Such financial assets and liabilities that are not carried at fair value on a recurring basis on the Company’s consolidated balance sheets are cash equivalents, restricted cash, short-term investments, employee loans and long-term debt (Note 9 “Long-Term Debt”).

The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Financial Assets:
Cash equivalents:
Money market funds	$153,783	$153,783	$153,783	$—	$—
Total cash equivalents	$153,783	$153,783	$153,783	$—	$—
Restricted cash	$1,390	$1,390	$1,390	$—	$—
Time deposits included in Short-term investments	$60,007	$60,007	$—	$60,007	$—
Employee loans	$794	$794	$—	$—	$794
Financial Liabilities:
Borrowings under 2017 Credit Facility	$25,007	$25,007	$—	$25,007	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Financial Assets:
Cash equivalents:
Money market funds	$407,817	$407,817	$407,817	$—	$—
Time deposits	10,002	10,002	—	10,002	—
Total cash equivalents	$417,819	$417,819	$407,817	$10,002	$—
Restricted cash	$1,136	$1,136	$1,136	$—	$—
Employee loans	$2,434	$2,434	$—	$—	$2,434
Financial Liabilities:
Borrowings under 2017 Credit Facility	$25,017	$25,017	$—	$25,017	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $25.0 million and $5.8 million as of December 31, 2020 and December 31, 2019, respectively and is classified as Other noncurrent assets in the Company’s consolidated balance sheets.

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
The Company measures derivative instruments and hedging activities at fair value and recognizes them as either assets or liabilities in its consolidated balance sheets. Accounting for the gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. As of December 31, 2020, all of the Company’s foreign exchange forward contracts were designated as hedges.

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
The fair value of foreign currency derivative instruments on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019 were as follows:

	As of December 31, 2020		As of December 31, 2019
Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments
Prepaid and other current assets	$4,955		$1,910
Accrued expenses and other current liabilities		$243		$243

6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Weighted Average Useful Life (in years)	As of December 31, 2020	As of December 31, 2019
Computer hardware	3	$117,333	$96,286
Buildings	46	52,007	51,300
Leasehold improvements	7	39,675	30,634
Purchased computer software	3	31,993	32,115
Furniture, fixture and other equipment	7	31,859	28,193
Office equipment	7	20,971	18,901
Land improvements	18	2,137	2,137
Land	n/a	1,339	—
		297,314	259,566
Less accumulated depreciation and amortization		(127,781)	(94,307)
Total		$169,533	$165,259
Depreciation and amortization expense related to property and equipment was $50.5 million, $35.4 million and $28.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.
On November 1, 2019, the Company acquired an office building in Minsk, Belarus for $18.9 million, excluding refundable VAT. The acquired building is intended to be used in the Company’s normal operations as office space for its employees; however, a portion of the building was leased to third parties under operating lease agreements prior to the Company’s purchase and the Company will continue leasing under those agreements (see Note 8 “Leases”). In addition to this building, the Company has other assets which generate lease income. The gross amount of such assets including the leased portion of the Minsk building was $6.7 million and $10.7 million, and the associated accumulated depreciation was $0.2 million and $0.1 million as of December 31, 2020 and 2019, respectively. Depreciation expense associated with these assets held under operating leases was $0.2 million and $0.1 million for the year ended December 31, 2020 and 2019, respectively.

7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	As of December 31, 2020	As of December 31, 2019
Value added taxes payable	$34,522	$24,016
Deferred revenue	17,383	9,132
Contingent consideration, current (Note 4)	1,125	10,057
Other current liabilities and accrued expenses	26,660	39,271
Total	$79,690	$82,476

8.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the RoU Assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 10.4 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the years ended December 31, 2020, 2019 and 2018.
During the years ended December 31, 2020 and 2019, the components of lease expense were as follows:

	Income Statement Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	Selling, general and administrative expenses	$73,740	$62,740
Variable lease cost	Selling, general and administrative expenses	6,461	8,730
Short-term lease cost	Selling, general and administrative expenses	1,169	3,870
Total lease cost		$81,370	$75,340
Lease expense under operating lease agreements for the year ended December 31, 2018 was $46.9 million.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$70,012	$59,952
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$50,949	$107,822
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$7,876	$10,124
Operating lease liabilities	$7,861	$10,192

Weighted average remaining lease terms and discount rates as of December 31, 2020, were as follows:

	As of December 31, 2020	As of December 31, 2019
Weighted average remaining lease term, in years:
Operating leases	5.9	6.1
Weighted average discount rate:
Operating leases	2.9%	3.6%
As of December 31, 2020, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2021	$66,585
2022	50,147
2023	37,268
2024	32,400
2025	22,859
Thereafter	52,531
Total lease payments	261,790
Less: imputed interest	(20,427)
Total	$241,363
There were no lease agreements that contained material restrictive covenants or material residual value guarantees as of December 31, 2020. There were no material lease agreements signed with related parties as of December 31, 2020.
As of December 31, 2020, the Company had committed to payments of $1.0 million related to operating lease agreements that had not yet commenced as of December 31, 2020. These operating leases will commence on various dates during 2021 with lease terms ranging from 1 year to 5 years. The Company does not have any material finance lease agreements that had not yet commenced.

9.LONG-TERM DEBT
Revolving Line of Credit —On May 24, 2017, the Company entered into an unsecured credit facility (the “2017 Credit Facility”), as may be amended from time to time, with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Fifth Third Bank and Santander Bank, N.A. (collectively the “Lenders”). The 2017 Credit Facility provides for a borrowing capacity of $300.0 million, with potential to increase the credit facility up to $400.0 million if certain conditions are met. The 2017 Credit Facility matures on May 24, 2022.
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100.0 million in British pounds, Canadian dollars, euros and Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily LIBOR Rate, plus 1.0%. As of December 31, 2020, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate, which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of December 31, 2020, the Company was in compliance with all covenants contained in the 2017 Credit Facility.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of December 31, 2020	As of December 31, 2019
Outstanding debt	$25,000	$25,000
Interest rate	1.2%	2.8%
Irrevocable standby letters of credit	$—	$303
Available borrowing capacity	$275,000	$274,697
Current maximum borrowing capacity	$300,000	$300,000
As part of the acquisition of Continuum in 2018, the Company assumed $3.4 million of long-term debt associated with a leased facility and payable to Continuum’s landlord. The debt was payable in monthly installments through March 31, 2029 and bore interest at a rate of 8% per annum. In March 2018, the Company paid $3.4 million to settle this assumed long-term debt.

10.PENSION AND POSTRETIREMENT BENEFITS
Defined Contribution Pension Plans
The Company offers defined contribution plans for its employees in certain countries including a 401(k) retirement plan covering substantially all of the Company’s U.S. employees. Employer contributions charged to expense for defined contribution benefit plans for the years ended December 31, 2020, 2019 and 2018, were $16.0 million, $14.8 million, and $6.5 million, respectively.
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for its employees in certain countries as governed by local regulatory requirements. During the years ended December 31, 2020, 2019 and 2018, the Company recorded expense of $4.3 million, $1.4 million and $2.6 million, respectively, related to these plans. During the year ended December 31, 2020, we recorded net actuarial loss as a component of net periodic benefit cost of $1.3 million as accumulated other comprehensive loss. The net unfunded balance of our defined benefit pension plans was $6.4 million as of December 31, 2020 of which $1.0 million is included in Accrued compensation and benefits expense and $5.4 million is classified in Other noncurrent liabilities in our consolidated balance sheet. The net unfunded balance of our defined benefit pension plans was $3.9 million as of December 31, 2019 of which $0.3 million is included in Accrued compensation and benefits expense and $3.6 million is classified in Other noncurrent liabilities in our consolidated balance sheet.
11.REVENUES
Revenues are sourced from four geographic markets: North America, Europe, CIS and APAC. The Company presents and discusses revenues by customer location based on the location of the specific customer site that we serve, irrespective of the location of the headquarters of the customer or the location of the delivery center where the work is performed. Revenues by customer location is different from revenues by reportable segment as segments are not based on the geographic location of the customers, but instead they are based on the location of the Company’s management responsible for a particular customer or market (see Note 16 “Segment Information”). The Company assigns customers into one of five vertical industries or a group of various industries where the Company is increasing its presence, which are labeled as “Emerging Verticals”. Emerging Verticals include customers in multiple industries such as energy, utilities, manufacturing, automotive, telecommunications and several others.

Disaggregation of Revenues
The following tables show the disaggregation of the Company’s revenues by major customer location, including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 16 “Segment Information”) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$1,546,093	$45,553	$3,490	$1,595,136
Europe	45,733	834,033	76	879,842
CIS	7,817	98	106,787	114,702
APAC	2,177	67,621	—	69,798
Revenues	$1,601,820	$947,305	$110,353	$2,659,478

	Year Ended December 31, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$1,344,040	$45,859	$116	$1,390,015
Europe	27,042	719,548	276	746,866
CIS	8,583	143	91,745	100,471
APAC	1,279	55,167	—	56,446
Revenues	$1,380,944	$820,717	$92,137	$2,293,798

	Year Ended December 31, 2018
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$1,046,232	$52,860	$75	$1,099,167
Europe	16,679	595,741	52	612,472
CIS	8,437	336	72,930	81,703
APAC	5,631	43,848	91	49,570
Revenues	$1,076,979	$692,785	$73,148	$1,842,912

The following tables show the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 16 “Segment Information”) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$334,063	$224,922	$1,695	$560,680
Financial Services	199,594	278,355	77,286	555,235
Software & Hi-Tech	419,895	73,288	3,630	496,813
Travel & Consumer	221,977	220,448	16,364	458,789
Life Sciences & Healthcare	260,518	35,347	448	296,313
Emerging Verticals	165,773	114,945	10,930	291,648
Revenues	$1,601,820	$947,305	$110,353	$2,659,478

	Year Ended December 31, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$262,448	$157,844	$631	$420,923
Financial Services	184,469	244,284	72,119	500,872
Software & Hi-Tech	354,023	77,377	1,998	433,398
Travel & Consumer	198,264	229,523	11,571	439,358
Life Sciences & Healthcare	224,925	23,444	83	248,452
Emerging Verticals	156,815	88,245	5,735	250,795
Revenues	$1,380,944	$820,717	$92,137	$2,293,798

	Year Ended December 31, 2018
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Business Information & Media	$251,081	$72,898	$54	$324,033
Financial Services	$112,444	$252,196	$59,337	$423,977
Software & Hi-Tech	269,067	79,121	2,627	350,815
Travel & Consumer	177,910	208,266	7,467	393,643
Life Sciences & Healthcare	151,418	20,272	13	171,703
Emerging Verticals	115,059	60,032	3,650	178,741
Revenues	$1,076,979	$692,785	$73,148	$1,842,912
The Company derives revenues from a variety of customized and integrated service arrangements. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements.

The following tables show the disaggregation of the Company’s revenues by contract type, including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 16 “Segment Information”) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,440,635	$790,203	$60,166	$2,291,004
Fixed-price	151,769	151,718	48,525	352,012
Licensing	8,027	1,526	1,586	11,139
Other revenues	1,389	3,858	76	5,323
Revenues	$1,601,820	$947,305	$110,353	$2,659,478

	Year Ended December 31, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,247,979	$688,605	$54,069	$1,990,653
Fixed-price	127,926	128,977	37,747	294,650
Licensing	3,626	1,230	225	5,081
Other revenues	1,413	1,905	96	3,414
Revenues	$1,380,944	$820,717	$92,137	$2,293,798

	Year Ended December 31, 2018
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$983,436	$628,707	$40,754	$1,652,897
Fixed-price	89,831	62,078	32,342	184,251
Licensing	2,748	1,332	17	4,097
Other revenues	964	668	35	1,667
Revenues	$1,076,979	$692,785	$73,148	$1,842,912

Timing of Revenue Recognition
The following tables show the timing of revenue recognition:

	Year Ended December 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,595,786	$946,379	$108,826	$2,650,991
Transferred at a point of time	6,034	926	1,527	8,487
Revenues	$1,601,820	$947,305	$110,353	$2,659,478

	Year Ended December 31, 2019
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,379,256	$819,913	$92,076	$2,291,245
Transferred at a point of time	1,688	804	61	2,553
Revenues	$1,380,944	$820,717	$92,137	$2,293,798

	Year Ended December 31, 2018
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,076,084	$692,023	$73,135	$1,841,242
Transferred at a point of time	895	762	13	1,670
Revenues	$1,076,979	$692,785	$73,148	$1,842,912
During the years ended December 31, 2020, 2019 and 2018 the Company recognized $5.0 million, $7.8 million and $5.7 million, respectively, of revenues from performance obligations satisfied in previous periods.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of December 31, 2020. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$7,885	$103	$—	$—	$7,988
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the consolidated balance sheets:

	As of December 31, 2020	As of December 31, 2019
Contract assets included in Trade receivables and contract assets	$7,700	$14,320
Contract liabilities included in Accrued expenses and other current liabilities	$17,383	$9,132
Contract liabilities included in Other noncurrent liabilities	$94	$5
Contract assets have decreased from December 31, 2019 primarily due to reduced receivables from projects where our right to bill is contingent on something other than passage of time partially attributable to the change of a specific project to time-and-material billing in 2020. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased from December 31, 2019 due to an increase in customer advances largely attributable to contracts with multiple performance obligations.
During the year ended December 31, 2020, the Company recognized $8.6 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2019. During the year ended December 31, 2019, the Company recognized $3.9 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2018.

12.STOCK-BASED COMPENSATION
The following costs related to the Company’s stock compensation plans were included in the consolidated statements of income and comprehensive income:

	For the Years Ended December 31,
	2020	2019	2018
Cost of revenues (exclusive of depreciation and amortization)	$32,785	$37,580	$27,245
Selling, general and administrative expenses	42,453	34,456	31,943
Total	$75,238	$72,036	$59,188
Equity Plans
2015 Long-Term Incentive Plan — On June 11, 2015, the Company’s stockholders approved the 2015 Long-Term Incentive Plan (“2015 Plan”) to be used to issue equity awards to company personnel. As of December 31, 2020, 4,549 thousand shares of common stock remained available for issuance under the 2015 Plan. All of the awards issued pursuant to the 2015 Plan expire 10 years from the date of grant.
2012 Non-Employee Directors Compensation Plan — On January 11, 2012, the Company approved the 2012 Non-Employee Directors Compensation Plan (“2012 Directors Plan”) to be used to issue equity grants to its non-employee directors. The Company authorized 600 thousand shares of common stock to be reserved for issuance under the plan. As of December 31, 2020, 524 thousand shares of common stock remained available for issuance under the 2012 Directors Plan. The 2012 Directors Plan will expire after 10 years and is administered by the Company’s Board of Directors.
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

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding as of January 1, 2018	4,902	$40.91	$326,064
Options granted	160	$112.81
Options exercised	(945)	$36.69
Options forfeited/cancelled	(33)	$63.28
Options expired	(1)	$25.72
Options outstanding as of December 31, 2018	4,083	$44.54	$291,846
Options granted	132	$169.13
Options modified	18	$163.55
Options exercised	(899)	$41.21
Options forfeited/cancelled	(11)	$97.83
Options outstanding as of December 31, 2019	3,323	$50.85	$536,015
Options granted	158	$187.76
Options modified	—	$—
Options exercised	(700)	$37.79
Options forfeited/cancelled	(9)	$119.30
Options outstanding as of December 31, 2020	2,772	$61.71	$822,152	4.3

Options vested and exercisable as of December 31, 2020	2,388	$46.99	$743,582	3.7
Options expected to vest as of December 31, 2020	362	$152.22	$74,548	8.2
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The model incorporated the following weighted-average assumptions:

	For the Years Ended December 31,
	2020	2019	2018
Expected volatility	36.9%	33.5%	33.8%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	0.5%	2.3%	2.7%
Expected dividends	—%	—%	—%
Expected volatility is based on historical volatility of the Company’s stock price. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant. The Company has not declared or paid any dividends on its common stock. The Company intends to retain any earnings to fund operations and future growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $68.53, $63.12 and $43.42, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $151.3 million, $121.1 million and $83.3 million, respectively.
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

As of December 31, 2020, $15.1 million of total remaining unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock and Restricted Stock Units
The Company grants restricted stock units (“RSUs”) to Company personnel and non-employee directors under the Company’s 2015 Plan (and prior to its approval, under the 2012 Plan) and 2012 Directors Plan, respectively. Prior to 2017, awards to non-employee directors were in the form of restricted stock. In addition, the Company has issued in the past, and may issue in the future, its equity securities to compensate employees of acquired businesses for future services. Equity-based awards granted in connection with acquisitions of businesses may be issued in the form of service-based awards requiring continuing employment with the Company, restricted stock subject to trading restrictions, and performance-based awards, which would vest only if certain specified performance and service conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreements and acquisition documents.
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the years ended December 31, 2020, 2019 and 2018:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding as of January 1, 2018	2	$54.37	688	$71.60	315	$72.50
Awards granted	—	$—	381	$115.84	85	$112.65
Awards modified	—	$—	(3)	$80.27	3	$120.18
Awards vested	(1)	$47.76	(218)	$70.10	(92)	$72.69
Awards forfeited/cancelled	—	$—	(50)	$86.97	(8)	$81.40
Unvested service-based awards outstanding as of December 31, 2018	1	$63.10	798	$92.13	303	$83.99
Awards granted	9	$167.18	284	$170.29	56	$170.13
Awards modified	—	$—	7	$170.74	1	$168.36
Awards vested	—	$—	(287)	$87.79	(111)	$80.51
Awards forfeited/cancelled	—	$—	(43)	$114.45	(7)	$94.77
Unvested service-based awards outstanding as of December 31, 2019	10	$162.96	759	$122.48	242	$105.40
Awards granted	—	$—	294	$204.57	60	$181.77
Awards modified	—	$—	(1)	$122.55	—	$—
Awards vested	(1)	$63.10	(317)	$108.87	(122)	$91.39
Awards forfeited/cancelled	—	$—	(49)	$148.11	(5)	$113.94
Unvested service-based awards outstanding as of December 31, 2020	9	$167.18	686	$162.15	175	$141.16

The fair value of vested service-based awards (measured at the vesting date) for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Equity-classified equity-settled
Restricted stock	$101	$73	$142
Restricted stock units	60,042	48,111	24,987
Liability-classified cash-settled
Restricted stock units	22,014	18,449	10,349
Total fair value of vested service-based awards	$82,157	$66,633	$35,478
As of December 31, 2020, $0.8 million of total remaining unrecognized stock-based compensation costs related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.7 years. During the year ended December 31, 2019, the Company issued 9 thousand shares of service-based restricted stock in connection with an acquisition of a business. See Note 2 “Acquisitions” for additional information regarding business acquisitions.
As of December 31, 2020, $76.3 million of total remaining unrecognized stock-based compensation costs related to service-based equity-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years. During the years ended December 31, 2020 and 2019, in connection with business acquisitions, the Company issued 19 thousand and 22 thousand equity-classified RSUs, respectively. During the first quarter of 2020, in connection with a 2019 acquisition of a business, the Company formally issued 6 thousand equity-classified RSUs. See Note 2 “Acquisitions” for additional information regarding business acquisitions.
As of December 31, 2020, $32.3 million of total remaining unrecognized stock-based compensation costs related to service-based liability-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.3 years. During the years ended December 31, 2020 and 2019, the Company issued 10 thousand and 7 thousand shares, respectively, of service-based liability-classified cash-settled RSUs in connection with business acquisitions. See Note 2 “Acquisitions” for additional information regarding business acquisitions.
The liability associated with the Company’s service-based liability-classified RSUs as of December 31, 2020 and 2019 was $26.8 million and $21.9 million, respectively, and is classified as Accrued compensation and benefits expenses in the consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s performance-based awards for the years ended December 31, 2020, 2019 and 2018:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding as of January 1, 2018	—	$—	—	$—
Awards granted	—	$—	45	$121.75
Awards vested	—	$—	(8)	$121.75
Awards forfeited/cancelled	—	$—	(7)	$121.75
Unvested performance-based awards outstanding as of December 31, 2018	—	$—	30	$121.75
Awards granted	9	$165.87	—	$—
Awards modified	—	$—	(30)	$121.75
Unvested performance-based awards outstanding as of December 31, 2019	9	$165.87	—	$—
Awards granted	—	$—	31	$210.44
Awards vested	—	$—	(10)	$177.81
Unvested performance-based awards outstanding as of December 31, 2020	9	$165.87	21	$227.16
During the year ended December 31, 2020, the Company agreed to issue RSUs at future dates in connection with 2020 acquisitions of businesses. The number of awards to be issued is subject to attainment of specified performance targets in the 2 years after the acquisition dates as well as the Company’s stock price at the time of formal issuance. See Note 2 “Acquisitions” in the consolidated financial statements for additional information regarding business acquisitions. The awards require continued service and vest over 3 years from the dates of acquisition. As of December 31, 2020, taking into consideration the probability of achieving the specified performance goals, $0.5 million of total remaining unrecognized stock-based compensation costs is expected to be recognized over the weighted-average remaining requisite service period of 2 years. If all performance criteria are met, these awards could be worth up to $11.5 million.
During the year ended December 31, 2020, in connection with a 2019 acquisition of a business, the Company formally issued 25 thousand performance-based equity-classified RSUs. During the year ended December 31, 2020, 7 thousand performance-based equity-classified RSUs were granted in connection with 2020 acquisitions of businesses. See Note 2 “Acquisitions” in the consolidated financial statements for additional information regarding business acquisitions. As of December 31, 2020, $3.6 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years.
During the year ended December 31, 2019, the Company issued 9 thousand shares of performance-based equity-classified restricted stock in connection with an acquisition of a business. These awards contain a condition for attainment of specified performance targets in the 12 months after the acquisition date and require continued service through 4.0 years after the acquisition date. As of December 31, 2020, the performance targets were achieved in full and achievement of future vesting is exclusively dependent on continued service. See Note 2 “Acquisitions” for additional information regarding business acquisitions. As of December 31, 2020, $1.0 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.

Performance-based equity-classified RSUs were granted during the year ended December 31, 2018 in connection with the acquisition of Continuum with a variable vesting period, subject to satisfaction of the applicable performance conditions with each vesting portion having its own service inception date. Compensation was to be recognized over the vesting period and adjusted each period for the probability of achievement of the performance criteria for each vesting portion separately. During the fourth quarter of 2018, the Company accelerated the recognition of $0.8 million of expense due to vesting of performance-based equity-classified RSUs in accordance with the terms of the award agreement. During the year ended December 31, 2019, the Company and holders of the unvested performance-based equity-classified RSUs mutually agreed to cancel these awards and the Company issued service-based stock option and equity-classified RSU awards with four-year vesting terms to those same recipients.
The fair value of vested performance-based awards (measured at the vesting date) for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Equity-classified equity-settled
Restricted stock units	$3,282	—	$1,046
Total fair value of vested performance-based awards	$3,282	$—	$1,046

13.INCOME TAXES
Income Before Provision for Income Taxes
Income before provision for income taxes based on geographic location is disclosed in the table below:

	For the Years Ended December 31,
	2020	2019	2018
Income before provision for income taxes:
United States	$100,411	$65,370	$44,527
Foreign	278,068	234,156	205,246
Total	$378,479	$299,526	$249,773
Provision for Income Taxes
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2020	2019	2018
Current
Federal	$19,249	$16,943	$10,814
State	7,022	3,610	4,123
Foreign	45,042	25,680	42,580
Deferred
Federal	(16,235)	(9,425)	(37,785)
State	(1,682)	(358)	(3,548)
Foreign	(2,077)	2,019	(6,667)
Total	$51,319	$38,469	$9,517
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

Due to the timing of the enactment and the complexity involved in applying the provisions of the U.S. Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. During the year ended December 31, 2018, the Company completed its analysis of the impact of the U.S. Tax Act and recorded the following adjustments to the recorded provisional amounts:
•The one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax requires the Company to pay U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8.0% on the remaining earnings. During the year ended December 31, 2018, the Company completed its assessment and refined its estimate reducing the provisional charge recorded in 2017 by $4.9 million. As of December 31, 2020, the remaining unpaid balance of the one-time transition tax was $40.5 million to be paid in annual installments with the final payment due in 2025.
•In 2018, the Company completed its remeasurement of its U.S. federal deferred tax assets and liabilities based on rates at which they are expected to reverse in the future, and consequently recorded an additional charge of $0.9 million to reduce its net deferred tax assets.
Based on proposed tax regulations issued by the U.S. Department of the Treasury during 2018, the Company determined that a U.S. foreign tax credit could be claimed for withholding tax paid to Belarus in connection with dividends previously remitted, resulting in a net $4.9 million income tax benefit recognized during the year ended December 31, 2018.
As of December 31, 2020, the Company had approximately $1,039.0 million of accumulated undistributed foreign earnings that are expected to be indefinitely reinvested. Due to the enactment of the U.S. Tax Act and the one-time transition tax on accumulated foreign subsidiary earnings, these accumulated foreign earnings are no longer expected to be subject to U.S. federal income tax if repatriated but could be subject to state and foreign income and withholding taxes.
Effective Tax Rate Reconciliation
The reconciliation of the provision for income taxes at the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Provision for income taxes at federal statutory rate	$79,481	$62,898	$52,452
Increase/(decrease) in taxes resulting from:
Impact from U.S. Tax Act	—	—	(4,009)
Entity classification election deferred tax asset impact	—	—	(25,962)
GILTI and BEAT U.S. taxes	191	(926)	1,526
Excess tax benefits relating to stock-based compensation	(36,646)	(28,385)	(17,370)
Subsidiary withholding tax liability and related foreign tax credit	—	—	(4,850)
Foreign tax expense and tax rate differential	(387)	(1,402)	(88)
Effect of permanent differences	3,507	3,264	2,724
State taxes, net of federal benefit	5,323	2,971	3,452
Stock-based compensation expense	44	571	652
Other	(194)	(522)	990
Provision for income taxes	$51,319	$38,469	$9,517
The Company’s worldwide effective tax rate for the years ended December 31, 2020, 2019 and 2018 was 13.6%, 12.8% and 3.8%, respectively. The provision for income taxes in the year ended December 31, 2018 was favorably impacted by the recognition of $26.0 million of net deferred tax assets resulting from the Company’s decision to change the tax status and to classify most of its foreign subsidiaries as disregarded for U.S. income tax purposes. This change subjects the income of the disregarded foreign subsidiaries to U.S. income taxation. In addition, the Company recorded excess tax benefits upon vesting or exercise of stock-based awards of $36.6 million, $28.4 million and $17.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

In Belarus, member technology companies of High-Technologies Park, including the Company’s local subsidiary, have a full exemption from Belarus income tax on qualifying income through January 2049. However, beginning February 1, 2018, the earnings of the Company’s Belarus local subsidiary became subject to U. S. income taxation due to the Company’s decision to change the tax status of the subsidiary. There was no aggregate dollar benefit derived from this tax holiday for the years ended December 31, 2020 and 2019, and the aggregate dollar benefits derived from this tax holiday approximated $1.4 million for the year ended December 31, 2018. There was no impact on diluted net income per share for the years ended December 31, 2020 and 2019. The benefit the tax holiday had on diluted net income per share approximated $0.02 for the year ended December 31, 2018.
Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31, 2020	As of December 31, 2019
Deferred tax assets:
Property and equipment	$8,164	$5,329
Intangible assets	827	574
Accrued expenses	50,639	41,457
Net operating loss carryforward	6,089	5,168
Deferred revenue	9,796	3,510
Stock-based compensation	30,112	29,596
Operating lease liabilities	51,519	7,438
Foreign tax credit	2,168	3,491
Foreign currency exchange	4,890	2,499
Other assets	1,252	1,533
Deferred tax assets	$165,456	$100,595
Less: valuation allowance	(5,485)	(3,877)
Total deferred tax assets	$159,971	$96,718

Deferred tax liabilities:
Property and equipment	$3,818	$4,981
Intangible assets	12,018	11,364
Operating lease right-of-use assets	50,149	6,900
Accrued revenue and expenses	991	2,176
U.S. taxation of foreign subsidiaries	1,608	—
Foreign currency exchange	1,153	375
Other liabilities	1,095	437
Total deferred tax liabilities	$70,832	$26,233
Net deferred tax assets	$89,139	$70,485
As of December 31, 2020 and 2019, the Company classified $3.3 million and $4.5 million, respectively, of deferred tax liabilities as Other noncurrent liabilities in the consolidated balance sheets.
Included in the stock-based compensation expense deferred tax asset at December 31, 2020 and 2019 is $6.1 million and $6.8 million, respectively, that is related to acquisitions and is amortized for tax purposes over a 10 to 15-year period.

As of December 31, 2020, the Company’s domestic and foreign net operating loss (“NOL”) carryforwards for income tax purposes were approximately $4.7 million and $22.5 million, respectively. If not utilized, the domestic NOL carryforwards will begin to expire in 2021. The foreign NOL carryforwards include $6.6 million from jurisdictions with no expiration date, with the remainder expiring as follows: $5.7 million in 2021, $5.5 million in 2022, $0.9 million in 2023, $1.7 million in 2024, $2.1 million in 2025. The Company maintains a valuation allowance primarily related to the net operating loss carryforwards in certain foreign jurisdictions that the Company believes are not likely to be realized, which totaled $22.4 million as of December 31, 2020.
Unrecognized Tax Benefits
As of December 31, 2020 and 2019, unrecognized tax benefits of $3.3 million and $2.9 million, respectively, are included in Income taxes payable, noncurrent within the consolidated balance sheets. During the year ended December 31, 2020, a new uncertain tax position resulted in an unrecognized tax benefit of $0.8 million, and reversals related to prior year tax positions yielded a tax benefit of $0.5 million. There were no significant new tax positions that resulted in unrecognized tax benefits or reversals related to prior year tax positions during the years ended December 31, 2019 and 2018. There were no tax positions for which it was reasonably possible that unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company is subject to taxation in the United States and various states and foreign jurisdictions including Russia, Germany, Ukraine, the United Kingdom, Hungary, Switzerland, Netherlands, Poland and India. With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2016.

14.EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	For the Years Ended December 31,
	2020	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$327,160	$261,057	$240,256
Numerator for basic and diluted earnings per share	$327,160	$261,057	$240,256

Denominator:
Weighted average common shares for basic earnings per share	55,727	54,719	53,623
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,719	2,949	3,050
Weighted average common shares for diluted earnings per share	58,446	57,668	56,673

Net Income per share:
Basic	$5.87	$4.77	$4.48
Diluted	$5.60	$4.53	$4.24
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 40 thousand, 120 thousand and 139 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

15.COMMITMENTS AND CONTINGENCIES
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
Building Acquisition Commitment —During the year ended December 31, 2019, the Company entered into an agreement to purchase office space in Ukraine intended to support the global delivery center in that country. The agreement is subject to completion of construction and other ordinary closing conditions. As of December 31, 2020, the Company has committed to making future payments totaling approximately $36.9 million including VAT to the sellers upon transfer of the building.

16.SEGMENT INFORMATION
The Company determines its business segments and reports segment information in accordance with how the Company’s chief operating decision maker (“CODM”) organizes the segments to evaluate performance, allocate resources and make business decisions. Segment results are based on the segment’s revenues and operating profit, where segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, certain taxes included in operating expenses including the Belarus High-Technologies Park membership fee, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, stock-based compensation expenses, acquisition-related costs and certain other one-time charges. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations as reported below in the reconciliation of segment operating profit to consolidated income before provision for income taxes. Additionally, management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably among the segments.
The Company manages its business primarily based on the managerial responsibility for its client base and market. As managerial responsibility for a particular customer relationship generally correlates with the customer’s geographic location, there is a high degree of similarity between customer locations and the geographic boundaries of the Company’s reportable segments. In some cases, managerial responsibility for a particular customer is assigned to a management team in another region and is usually based on the strength of the relationship between customer executives and particular members of EPAM’s senior management team. In such cases, the customer’s activity would be reported through the respective management team member’s reportable segment.

Revenues from external customers and operating profit, before unallocated expenses, by reportable segments were as follows:

	For the years ended December 31,
	2020	2019	2018
Segment revenues:
North America	$1,601,820	$1,380,944	$1,076,979
Europe	947,305	820,717	692,785
Russia	110,353	92,137	73,148
Total revenues	$2,659,478	$2,293,798	$1,842,912
Segment operating profit:
North America	$345,196	$293,757	$221,846
Europe	152,902	114,863	115,876
Russia	5,811	17,347	11,377
Total segment operating profit	$503,909	$425,967	$349,099
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers individually exceeding 10% of our total segment revenues for the years ended December 31, 2020, 2019 and 2018.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	For the Years Ended December 31,
	2020	2019	2018
Total segment operating profit:	$503,909	$425,967	$349,099
Unallocated costs:
Stock-based compensation expense	(75,238)	(72,036)	(59,188)
Amortization of purchased intangibles	(12,340)	(9,914)	(8,101)
Other acquisition-related expenses	(1,868)	(3,774)	(916)
Other unallocated costs	(35,139)	(37,393)	(35,130)
Income from operations	379,324	302,850	245,764
Interest and other income, net	3,822	8,725	3,522
Foreign exchange (loss)/gain	(4,667)	(12,049)	487
Income before provision for income taxes	$378,479	$299,526	$249,773

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018
Belarus	$73,988	$75,984	$50,085
Ukraine	30,980	24,652	8,433
United States	15,718	15,637	13,101
Russia	15,036	17,980	9,902
India	7,079	7,443	7,019
Poland	5,434	5,029	2,637
Hungary	5,365	5,201	3,168
Spain	2,799	1,106	875
China	2,722	3,036	2,651
Mexico	2,419	2,353	812
Other	7,993	6,838	3,963
Total	$169,533	$165,259	$102,646
The table below presents the Company’s revenues by customer location for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
United States	$1,523,731	$1,321,662	$1,029,327
United Kingdom	331,217	290,039	200,918
Switzerland	203,391	152,710	144,398
Netherlands	114,678	88,488	70,274
Russia	104,846	89,941	71,181
Germany	84,902	82,441	80,787
Canada	68,416	68,304	69,836
Other locations	228,297	200,213	176,191
Revenues	$2,659,478	$2,293,798	$1,842,912

17.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	For the Years Ended December 31,
	2020	2019	2018
Foreign currency translation
Beginning balance	$(32,666)	$(38,961)	$(17,623)
Foreign currency translation	5,802	7,912	(25,097)
Income tax (expense)/benefit	(1,304)	(1,617)	3,759
Foreign currency translation, net of tax	4,498	6,295	(21,338)
Ending balance	$(28,168)	$(32,666)	$(38,961)
Cash flow hedging instruments
Beginning balance	$1,292	$(2,553)	$—
Unrealized gain in fair value	8,076	2,933	867
Net (loss)/gain reclassified into Cost of revenues (exclusive of depreciation and amortization)	(5,031)	2,028	(4,161)
Income tax (expense)/benefit	(695)	(1,116)	741
Cash flow hedging instruments, net of tax	2,350	3,845	(2,553)
Ending balance(1)	$3,642	$1,292	$(2,553)
Defined benefit plans
Beginning balance	$—	$—	$—
Actuarial losses	(1,275)	—	—
Income tax benefit	289	—	—
Defined benefit plans, net of tax	(986)	—	—
Ending balance	$(986)	$—	$—
Accumulated other comprehensive loss	$(25,512)	$(31,374)	$(41,514)
(1) As of December 31, 2020, the ending balance of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

18.QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly results for the years ended December 31, 2020 and 2019 were as follows:

	Three Months Ended
2020	March 31	June 30	September 30	December 31	Full Year
Revenues	$651,359	$632,383	$652,243	$723,493	$2,659,478
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	423,802	419,540	423,388	465,792	1,732,522
Selling, general and administrative expenses	125,108	114,191	116,530	128,929	484,758
Depreciation and amortization expense	14,940	15,226	15,929	16,779	62,874
Income from operations	87,509	83,426	96,396	111,993	379,324
Interest and other income/(expense), net	2,386	1,817	1,672	(2,053)	3,822
Foreign exchange gain/(loss)	6,524	(9,167)	5,896	(7,920)	(4,667)
Income before provision for income taxes	96,419	76,076	103,964	102,020	378,479
Provision for income taxes	10,854	9,452	14,532	16,481	51,319
Net income	$85,565	$66,624	$89,432	$85,539	$327,160
Comprehensive income	$47,678	$85,512	$89,133	$110,699	$333,022
Basic net income per share(1)	$1.55	$1.20	$1.60	$1.53	$5.87
Diluted net income per share(1)	$1.47	$1.14	$1.53	$1.46	$5.60
(1)Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

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
(1)Earnings per share amounts for each quarter may not necessarily total to the yearly earnings per share due to the weighting of shares outstanding on a quarterly and year to date basis.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Balance at Beginning of Year	Additions	Deductions/ Write offs	Balance at End of Year
Year Ended December 31, 2020
Allowance for doubtful accounts for trade receivables and contract assets	$3,210	3,282	(1,606)	$4,886
Valuation allowance on deferred tax assets	$3,877	1,608	—	$5,485
Year Ended December 31, 2019
Allowance for doubtful accounts for trade receivables and contract assets	$1,557	2,072	(419)	$3,210
Valuation allowance on deferred tax assets	$3,189	688	—	$3,877
Year Ended December 31, 2018
Allowance for doubtful accounts for trade receivables and contract assets	$1,186	2,722	(2,351)	$1,557
Valuation allowance on deferred tax assets	$924	2,265	—	$3,189