Form 10-Q
period 2021-03-31
EPAM Systems, Inc.
filed 2021-05-06
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2021
Common Stock, par value $0.001 per share	56,404,766 shares
5

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of March 31, 2021	As of December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,372,829	$1,322,143
Short-term investments	—	60,007
Trade receivables and contract assets, net of allowance of $7,575 and $4,886, respectively	585,041	501,062
Prepaid and other current assets	46,848	29,570
Total current assets	2,004,718	1,912,782
Property and equipment, net	164,749	169,533
Operating lease right-of-use assets, net	207,350	228,672
Intangible assets, net	48,547	51,975
Goodwill	210,881	211,956
Deferred tax assets	90,188	92,454
Other noncurrent assets	54,108	53,960
Total assets	$2,780,541	$2,721,332

Liabilities
Current liabilities
Accounts payable	$7,168	$10,189
Accrued compensation and benefits expenses	315,991	294,709
Accrued expenses and other current liabilities	75,326	79,690
Income taxes payable, current	9,097	20,603
Operating lease liabilities, current	56,179	60,759
Total current liabilities	463,761	465,950
Long-term debt	25,032	25,038
Income taxes payable, noncurrent	43,925	43,448
Operating lease liabilities, noncurrent	162,005	180,604
Other noncurrent liabilities	21,879	23,274
Total liabilities	716,602	738,314
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 56,401 and 56,128 shares issued, 56,381 and 56,108 shares outstanding at March 31, 2021 and December 31, 2020, respectively	56	56
Additional paid-in capital	647,884	660,771
Retained earnings	1,456,926	1,347,880
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(40,750)	(25,512)
Total stockholders’ equity	2,063,939	1,983,018
Total liabilities and stockholders’ equity	$2,780,541	$2,721,332

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$780,775	$651,359
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	519,328	423,802
Selling, general and administrative expenses	136,389	125,108
Depreciation and amortization expense	17,807	14,940
Income from operations	107,251	87,509
Interest and other income, net	5,374	2,386
Foreign exchange gain	2,299	6,524
Income before provision for income taxes	114,924	96,419
Provision for income taxes	5,878	10,854
Net income	$109,046	$85,565

Net income per share:
Basic	$1.94	$1.55
Diluted	$1.86	$1.47
Shares used in calculation of net income per share:
Basic	56,170	55,287
Diluted	58,778	58,143

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$109,046	$85,565
Other comprehensive loss:
Change in foreign currency translation adjustments, net of tax	(10,531)	(28,519)
Change in unrealized loss on hedging instruments, net of tax	(4,081)	(9,368)
Defined benefit pension plans - actuarial loss, net of tax	(626)	—
Other comprehensive loss	(15,238)	(37,887)
Comprehensive income	$93,808	$47,678

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2021	56,108	$56	$660,771	$1,347,880	20	$(177)	$(25,512)	$1,983,018
Restricted stock units vested	248	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(84)	—	(31,935)	—	—	—	—	(31,935)
Stock-based compensation expense	—	—	14,624	—	—	—	—	14,624
Proceeds from stock option exercises	109	—	4,424	—	—	—	—	4,424
Other comprehensive loss	—	—	—	—	—	—	(15,238)	(15,238)
Net income	—	—	—	109,046	—	—	—	109,046
Balance, March 31, 2021	56,381	$56	$647,884	$1,456,926	$20	$(177)	$(40,750)	$2,063,939

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2020	55,188	$55	$607,051	$1,020,590	20	$(177)	$(31,374)	$1,596,145
Cumulative effect of adoption of ASU 2016-13	—	—	—	130	—	—	—	130
Adjusted Balance, January 1, 2020	55,188	$55	$607,051	$1,020,720	20	$(177)	$(31,374)	$1,596,275
Restricted stock units vested	274	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(90)	—	(15,822)	—	—	—	—	(15,822)
Stock-based compensation expense	—	—	12,210	—	—	—	—	12,210
Proceeds from stock option exercises	217	1	7,140	—	—	—	—	7,141
Other comprehensive loss	—	—	—	—	—	—	(37,887)	(37,887)
Net income	—	—	—	85,565	—	—	—	85,565
Balance, March 31, 2020	55,589	$56	$610,579	$1,106,285	20	$(177)	$(69,261)	$1,647,482

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$109,046	$85,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,807	14,940
Operating lease right-of-use assets amortization expense	15,676	16,816
Bad debt expense	2,925	2,719
Deferred taxes	6,692	8,288
Stock-based compensation expense	24,553	11,881
Other	(4,926)	5,893
Changes in assets and liabilities:
Trade receivables and contract assets	(89,395)	(51,423)
Prepaid and other assets	(8,581)	(9,746)
Accounts payable	(3,166)	(2,407)
Accrued expenses and other liabilities	(15,830)	5,437
Operating lease liabilities	(16,065)	(15,646)
Income taxes payable	(25,909)	(9,062)
Net cash provided by operating activities	12,827	63,255
Cash flows from investing activities:
Purchases of property and equipment	(11,186)	(29,075)
Proceeds from short-term investments	60,000	—
Acquisition of business, net of cash acquired (Note 2)	—	(10,339)
Purchases of non-marketable securities	(1,044)	(20,000)
Other investing activities, net	691	(71)
Net cash provided by/(used in) investing activities	48,461	(59,485)
Cash flows from financing activities:
Proceeds from stock option exercises	4,373	6,850
Payments of withholding taxes related to net share settlements of restricted stock units	(3,304)	(1,018)
Payment of contingent consideration for previously acquired business	—	(7,869)
Other financing activities, net	260	(9)
Net cash provided by/(used in) financing activities	1,329	(2,046)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,856)	(22,009)
Net increase/(decrease) in cash, cash equivalents and restricted cash	50,761	(20,285)
Cash, cash equivalents and restricted cash, beginning of period	1,323,533	937,688
Cash, cash equivalents and restricted cash, end of period	$1,374,294	$917,403

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of March 31, 2021	As of December 31, 2020
Balance sheet classification
Cash and cash equivalents	$1,372,829	$1,322,143
Restricted cash in Prepaid and other current assets	103	106
Restricted cash in Other noncurrent assets	1,362	1,284
Total restricted cash	1,465	1,390
Total cash, cash equivalents and restricted cash	$1,374,294	$1,323,533

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data and as otherwise disclosed)

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.
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

2.ACQUISITIONS
2020 Acquisitions — During the year ended December 31, 2020, the Company completed two acquisitions with an aggregate purchase price of $22.5 million including contingent consideration with an acquisition-date fair value of $5.3 million. The Company committed to making contingent consideration payments with a maximum amount payable of $18.6 million subject to attainment of specified performance targets in the first and second calendar years after the respective acquisition dates. These acquisitions increased EPAM’s software and service capabilities and expanded EPAM’s offerings in financial services as well as added $7.3 million of intangible assets, consisting mainly of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.

3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2021	$121,132	$90,106	$718	$211,956
2020 acquisitions purchase accounting adjustments	—	(24)	—	(24)
Effect of net foreign currency exchange rate changes	(353)	(692)	(6)	(1,051)
Balance as of March 31, 2021	$120,779	$89,390	$712	$210,881
There were no accumulated impairment losses in the North America or Europe reportable segments as of March 31, 2021 or December 31, 2020. The Russia segment had accumulated goodwill impairment losses of $2.2 million as of March 31, 2021 and December 31, 2020.

4.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,543	$—	$1,543	$—
Total assets measured at fair value on a recurring basis	$1,543	$—	$1,543	$—

Foreign exchange derivative liabilities	$2,111	$—	$2,111	$—
Contingent consideration	2,526	—	—	2,526
Total liabilities measured at fair value on a recurring basis	$4,637	$—	$2,111	$2,526

	As of December 31, 2020
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$4,955	$—	$4,955	$—
Total assets measured at fair value on a recurring basis	$4,955	$—	$4,955	$—

Foreign exchange derivative liabilities	$243	$—	$243	$—
Contingent consideration	7,470	—	—	7,470
Total liabilities measured at fair value on a recurring basis	$7,713	$—	$243	$7,470
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 5 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.

The fair value of the contingent consideration was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rates used to determine the fair value of contingent consideration for the 2020 Acquisitions ranged from a minimum of 15.5% to a maximum of 17.5%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statement of income.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration using significant unobservable inputs for the three months ended March 31, 2021 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2021	$7,470
Changes in fair value of contingent consideration included in Interest and other income, net	(4,944)
Contingent consideration liabilities as of March 31, 2021	$2,526

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Estimates of fair value of financial instruments not carried at fair value on a recurring basis on the Company’s consolidated balance sheets are generally subjective in nature and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The generally short maturities of certain assets and liabilities result in a number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s condensed consolidated balance sheets. The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Financial Assets:
Cash equivalents:
Money market funds	$135,706	$135,706	$135,706	$—	$—
Total cash equivalents	$135,706	$135,706	$135,706	$—	$—
Restricted cash	$1,465	$1,465	$1,465	$—	$—
Employee loans	$692	$692	$—	$—	$692
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,008	$25,008	$—	$25,008	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Financial Assets:
Cash equivalents:
Money market funds	$153,783	$153,783	$153,783	$—	$—
Total cash equivalents	$153,783	$153,783	$153,783	$—	$—
Restricted cash	$1,390	$1,390	$1,390	$—	$—
Time deposits included in Short-term investments	$60,007	$60,007	$—	$60,007	$—
Employee loans	$794	$794	$—	$—	$794
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,007	$25,007	$—	$25,007	$—

Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $26.0 million and $25.0 million as of March 31, 2021 and December 31, 2020, respectively and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

5.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of March 31, 2021, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020 were as follows:

		As of March 31, 2021		As of December 31, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$1,543		$4,955
	Accrued expenses and other current liabilities		$2,111		$243

6.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 10.1 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021 and 2020, the components of lease expense were as follows:

		Three Months Ended March 31,
	Income Statement Classification	2021	2020
Operating lease cost	Selling, general and administrative expenses	$17,256	$18,863
Variable lease cost	Selling, general and administrative expenses	2,260	2,635
Short-term lease cost	Selling, general and administrative expenses	178	540
Total lease cost		$19,694	$22,038

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$17,645	$16,891
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$38	$31,252
Non-cash net (decrease)/ increase due to lease modifications:
Operating lease right-of-use assets	$(1,066)	$4,584
Operating lease liabilities	$(1,066)	$4,573

Weighted average remaining lease term and discount rate as of March 31, 2021 and 2020 were as follows:

	As of March 31, 2021	As of March 31, 2020
Weighted average remaining lease term, in years:
Operating leases	5.8	6.0
Weighted average discount rate:
Operating leases	3.0%	3.3%

As of March 31, 2021, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2021 (excluding three months ended March 31, 2021)	$47,591
2022	48,143
2023	36,318
2024	31,510
2025	22,110
Thereafter	50,842
Total lease payments	236,514
Less: imputed interest	(18,330)
Total	$218,184
The Company had committed to payments of $1.2 million related to operating lease agreements that had not yet commenced as of March 31, 2021. These operating leases will commence on various dates during 2021 with lease terms ranging from 0.6 to 5.0 years. The Company did not have any material finance lease agreements that had not yet commenced.
7.LONG-TERM DEBT
Revolving Line of Credit — On May 24, 2017, the Company entered into an unsecured credit facility (the “2017 Credit Facility”), as may be amended from time to time, with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Fifth Third Bank and Santander Bank, N.A. (collectively the “Lenders”). The 2017 Credit Facility provides for a borrowing capacity of $300.0 million, with potential to increase the borrowing capacity up to $400.0 million if certain conditions are met. The 2017 Credit Facility matures on May 24, 2022.
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of March 31, 2021, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of March 31, 2021, the Company was in compliance with all covenants contained in the 2017 Credit Facility.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of March 31, 2021	As of December 31, 2020
Outstanding debt	$25,000	$25,000
Interest rate	1.1%	1.2%
Available borrowing capacity	$275,000	$275,000
Current maximum borrowing capacity	$300,000	$300,000

8.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$454,767	$14,663	$891	$470,321
Europe	17,755	241,554	63	259,372
CIS	1,856	14	28,264	30,134
APAC	475	20,473	—	20,948
Revenues	$474,853	$276,704	$29,218	$780,775

	Three Months Ended March 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$377,784	$10,419	$1,627	$389,830
Europe	10,332	212,722	3	223,057
CIS	2,554	12	22,294	24,860
APAC	432	13,180	—	13,612
Revenues	$391,102	$236,333	$23,924	$651,359
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$69,740	$78,040	$21,078	$168,858
Business Information & Media	87,205	60,157	387	147,749
Software & Hi-Tech	125,586	20,973	505	147,064
Travel & Consumer	69,429	64,624	4,958	139,011
Life Sciences & Healthcare	75,589	15,351	175	91,115
Emerging Verticals	47,304	37,559	2,115	86,978
Revenues	$474,853	$276,704	$29,218	$780,775

	Three Months Ended March 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$47,868	$67,594	$16,181	$131,643
Business Information & Media	80,220	58,146	360	138,726
Software & Hi-Tech	101,737	18,146	1,966	121,849
Travel & Consumer	54,724	61,067	3,739	119,530
Life Sciences & Healthcare	61,611	7,619	9	69,239
Emerging Verticals	44,942	23,761	1,669	70,372
Revenues	$391,102	$236,333	$23,924	$651,359
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$417,887	$232,691	$14,427	$665,005
Fixed-price	53,015	43,566	14,701	111,282
Licensing	3,535	54	81	3,670
Other revenues	416	393	9	818
Revenues	$474,853	$276,704	$29,218	$780,775

	Three Months Ended March 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$357,263	$190,320	$13,596	$561,179
Fixed-price	31,855	45,255	8,821	85,931
Licensing	1,770	162	1,458	3,390
Other revenues	214	596	49	859
Revenues	$391,102	$236,333	$23,924	$651,359

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$472,374	$276,731	$29,190	778,295
Transferred at a point of time	2,479	(27)	28	2,480
Revenues	$474,853	$276,704	$29,218	$780,775

	Three Months Ended March 31, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$389,810	$236,171	$22,468	$648,449
Transferred at a point of time	1,292	162	1,456	$2,910
Revenues	$391,102	$236,333	$23,924	$651,359
During the three months ended March 31, 2021, the Company recognized $15.2 million of revenues from performance obligations satisfied in previous periods compared to $5.8 million during the three months ended March 31, 2020.

The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of March 31, 2021. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$25,409	$2,493	$226	$—	$28,128
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of March 31, 2021	As of December 31, 2020
Contract assets included in Trade receivables and contract assets	$19,991	$7,700
Contract liabilities included in Accrued expenses and other current liabilities	$22,371	$17,383
Contract liabilities included in Other noncurrent liabilities	$329	$94
Contract assets have increased from December 31, 2020 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased from December 31, 2020 due to an increase in advance payments from customers for professional services and licenses during the quarter.
During the three months ended March 31, 2021, the Company recognized $11.0 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2020. During the three months ended March 31, 2020, the Company recognized $6.5 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2019.

9.STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Cost of revenues (exclusive of depreciation and amortization)	$11,117	$3,984
Selling, general and administrative expenses	13,436	7,897
Total	$24,553	$11,881

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2021	2,772	$61.71
Options granted	81	$387.93
Options exercised	(109)	$40.71
Options forfeited/cancelled	(3)	$180.85
Options outstanding at March 31, 2021	2,741	$72.08	$889,755	4.3

Options vested and exercisable as of March 31, 2021	2,428	$52.25	$836,146	3.7
Options expected to vest as of March 31, 2021	287	$223.44	$49,712	8.7
As of March 31, 2021, $23.2 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.2 years.
Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2021:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2021	9	$167.18	686	$162.15	175	$141.16
Awards granted	—	$—	161	$387.51	26	$387.74
Awards vested	—	$—	(248)	$129.61	(77)	$119.40
Awards forfeited/cancelled	—	$—	(6)	$179.08	—	$148.68
Unvested service-based awards outstanding at March 31, 2021	9	$167.18	593	$236.71	124	$206.00
As of March 31, 2021, $0.7 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.4 years.

As of March 31, 2021, $118.9 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.2 years.
As of March 31, 2021, $38.1 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.
The liability associated with the service-based liability-classified RSUs as of March 31, 2021 and December 31, 2020, was $15.3 million and $26.8 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the three months ended March 31, 2021:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2021	9	$165.87	21	$227.16
Awards granted	—	$—	—	$—
Unvested performance-based awards outstanding at March 31, 2021	9	$165.87	21	$227.16
As of March 31, 2021, $0.9 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 2.4 years.
As of March 31, 2021, $2.9 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.
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
The Company’s worldwide effective tax rates for the three months ended March 31, 2021 and 2020 were 5.1% and 11.3%, respectively. The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $21.5 million and $11.7 million during the three months ended March 31, 2021 and 2020, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$109,046	$85,565
Numerator for basic and diluted earnings per share	$109,046	$85,565

Denominator:
Weighted average common shares for basic earnings per share	56,170	55,287
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,608	2,856
Weighted average common shares for diluted earnings per share	58,778	58,143

Net income per share:
Basic	$1.94	$1.55
Diluted	$1.86	$1.47
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 16 thousand and 9 thousand during the three months ended March 31, 2021 and 2020, respectively.
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
Building Acquisition Commitments — During the year ended December 31, 2019, the Company entered into an agreement to purchase office space in Ukraine intended to support the global delivery center in that country. The agreement is subject to completion of construction and other ordinary closing conditions. As of March 31, 2021, the Company has committed to making future payments totaling approximately $36.9 million including VAT to the sellers upon transfer of the building. The Company anticipates making the future payments during the second half of 2021.

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
Revenues from external customers and operating profit, before unallocated expenses, by reportable segment for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
Segment revenues:
North America	$474,853	$391,102
Europe	276,704	236,333
Russia	29,218	23,924
Total segment revenues	$780,775	$651,359
Segment operating profit:
North America	$94,103	$78,927
Europe	51,073	31,779
Russia	979	519
Total segment operating profit	$146,155	$111,225
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three months ended March 31, 2021 and 2020.

Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2021	2020
Total segment operating profit:	$146,155	$111,225
Unallocated amounts:
Stock-based compensation expense	(24,553)	(11,881)
Amortization of intangibles assets	(3,140)	(3,135)
Other acquisition-related expenses	(1,933)	(468)
Other unallocated expenses	(9,278)	(8,232)
Income from operations	107,251	87,509
Interest and other income, net	5,374	2,386
Foreign exchange gain	2,299	6,524
Income before provision for income taxes	$114,924	$96,419

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of March 31, 2021	As of December 31, 2020
Belarus	$72,805	$73,988
Ukraine	28,621	30,980
United States	15,643	15,718
Russia	13,739	15,036
India	7,182	7,079
Poland	5,610	5,434
Hungary	4,840	5,365
Spain	2,670	2,799
China	2,409	2,722
Mexico	2,396	2,419
Other	8,834	7,993
Total	$164,749	$169,533

The table below presents information about the Company’s revenues by customer location for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
United States	$448,021	$370,089
United Kingdom	93,464	92,132
Switzerland	67,568	47,222
Netherlands	33,032	25,909
Russia	27,656	21,961
Germany	22,025	20,193
Canada	21,835	17,920
Other locations	67,174	55,933
Total	$780,775	$651,359

14.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2021	2020
Foreign currency translation
Beginning balance	$(28,168)	$(32,666)
Foreign currency translation	(13,581)	(35,332)
Income tax benefit	3,050	6,813
Foreign currency translation, net of tax	(10,531)	(28,519)
Ending balance	$(38,699)	$(61,185)
Cash flow hedging instruments
Beginning balance	$3,642	$1,292
Unrealized loss in fair value	(7,346)	(11,428)
Net gain/(loss) reclassified into Cost of revenues (exclusive of depreciation and amortization)	2,066	(660)
Income tax benefit	1,199	2,720
Cash flow hedging instruments, net of tax	(4,081)	(9,368)
Ending balance(1)	$(439)	$(8,076)
Defined benefit plans
Beginning balance	$(986)	$—
Actuarial losses	(811)	—
Income tax benefit	185	—
Defined benefit plans, net of tax	(626)	—
Ending balance	$(1,612)	$—
Accumulated other comprehensive loss	$(40,750)	$(69,261)
(1) As of March 31, 2021, the ending balance of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

15.SUBSEQUENT EVENTS
On April 2, 2021, the Company acquired 100% of PolSource S.A. and its subsidiaries, a Salesforce Platinum Consulting Partner with more than 350 experienced Salesforce specialists. The Company paid approximately $111.8 million in cash at closing and could pay up to $45.0 million in earn-out consideration based on achievement of certain revenue, earnings and operational targets. In addition, the Company agreed to grant service-based RSUs valued at approximately $12.8 million and performance-based equity-settled restricted stock units (“PolSource PSUs”) valued at approximately $2.2 million. Vesting of the PolSource PSUs is dependent on continued service and achievement of certain revenue, earnings and operational targets.
Subsequent to March 31, 2021, the Company completed two additional acquisitions. In aggregate, the Company paid approximately $13.8 million in cash at closing and could pay up to $10.8 million in earn-out consideration based on the achievement of certain revenue, earnings and operational targets. In addition, the Company agreed to grant restricted stock units valued at approximately $9.6 million to employees of the acquired companies.
Due to the timing of the acquisitions, the initial accounting for the acquisitions is incomplete. As such, the Company is not able to disclose certain information relating to the acquisitions, including the preliminary fair value of assets acquired and liabilities assumed. The Company expects to complete the initial accounting for these acquisitions during the second quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2020 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. We assume no obligation to update any of these forward-looking statements.
In this quarterly report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
“EPAM” is a trademark of EPAM Systems, Inc. All other trademarks and service marks used herein are the property of their respective owners.

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
The COVID-19 global pandemic continued to cause substantial global public health, business, and economic challenges during the first quarter of 2021 and has remained a significant source of disruption and uncertainty. Since the beginning of the pandemic, we quickly adapted to ensure both safety and business continuity by shifting the vast majority of our personnel to productive and secure remote working arrangements and by responding to the rapidly changing needs and demand environment of our customers. During the first quarter of 2021, we continued to experience increased demand in our geographies, segments, and service offerings, as detailed below under the heading “Year-to-Date 2021 Developments and Trends,” but we cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition.
For additional information on the impact of the COVID-19 pandemic on our results for the first quarter of 2021, please see “Year-to-Date 2021 Developments and Trends” and “Liquidity and Capital Resources” below. For further information on the various risks posed by the COVID-19 pandemic, please read “Part I. Item 1A. Risk Factors” under the sub-heading “Risks Related to COVID-19” which is included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Year-to-Date 2021 Developments and Trends
For the first three months of 2021, our revenues were $780.8 million, an increase of 19.9% over $651.4 million reported for the same period of 2020. We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings which allowed us to continue to grow revenues despite challenges posed by the worldwide COVID-19 pandemic. Certain clients and certain industry verticals have been adversely impacted by the worldwide COVID-19 pandemic in 2020. However, in 2021 we are experiencing strong growth across all of our verticals with Life Sciences and Healthcare realizing the highest growth rate of 31.6% year over year.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	(in thousands, except per share data and percentages)
Revenues	$780,775	100.0%	$651,359	100.0%
Income from operations	$107,251	13.7%	$87,509	13.4%
Net income	$109,046	14.0%	$85,565	13.1%
Effective tax rate	5.1%		11.3%
Diluted earnings per share	$1.86		$1.47
The key highlights of our consolidated results for the three months ended March 31, 2021, as compared to the corresponding period of 2020, were as follows:
•Revenues for the first quarter of 2021 were $780.8 million, or a 19.9% increase from $651.4 million reported in the same period last year. Revenue growth increased in the first quarter of 2021 as a result of robust demand for our services. The first quarter of 2021 was positively impacted by $13.8 million or 2.1% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year.
•Income from operations grew 22.6% to $107.3 million during the three months ended March 31, 2021, as compared to the corresponding period in 2020. Expressed as a percentage of revenues, income from operations for the first quarter of 2021 increased to 13.7% compared to the 13.4% in the first quarter last year. During the first quarter of 2021, income from operations as a percentage of revenues benefited from a reduction in facilities, travel and entertainment expenses which was partially offset by an increase in personnel-related costs including stock-based compensation expense in the first quarter of 2021.
•Our effective tax rate was 5.1% in the first three months of 2021 compared to 11.3% in the corresponding period last year. Our effective tax rate during the period was impacted by higher excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income in the three months ended March 31, 2021 as compared to the corresponding period last year.
•Net income increased 27.4% to $109.0 million for the three months ended March 31, 2021, compared to $85.6 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 14.0%, an increase of 0.9% compared to 13.1% reported in the corresponding period of 2020.
•Diluted earnings per share was $1.86 for the three months ended March 31, 2021, an increase of $0.39 compared to the corresponding period last year.
•Cash provided by operating activities was $12.8 million during the three months ended March 31, 2021 as compared to cash provided by operating activities of $63.3 million in the corresponding period last year. This decrease is largely driven by annual payments of certain variable compensation related to the prior performance year occurring in the first quarter of 2021 where similar payouts in 2020 occurred during the second quarter. Additionally, income tax payments increased in the first quarter of 2021 compared to the corresponding period of 2020.
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
During the three months ended March 31, 2021, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended March 31,
	2021		2020
	(in thousands, except percentages and per share data)
Revenues	$780,775	100.0%	$651,359	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	519,328	66.5%	423,802	65.1%
Selling, general and administrative expenses(2)	136,389	17.5%	125,108	19.2%
Depreciation and amortization expense	17,807	2.3%	14,940	2.3%
Income from operations	107,251	13.7%	87,509	13.4%
Interest and other income, net	5,374	0.7%	2,386	0.4%
Foreign exchange gain	2,299	0.3%	6,524	1.0%
Income before provision for income taxes	114,924	14.7%	96,419	14.8%
Provision for income taxes	5,878	0.7%	10,854	1.7%
Net income	$109,046	14.0%	$85,565	13.1%

Effective tax rate	5.1%		11.3%
Diluted earnings per share	$1.86		$1.47

(1)Includes $11,117 and $3,984 of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.
(2)Includes $13,436 and $7,897 of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.

Consolidated Results Review
Revenues
During the three months ended March 31, 2021, our total revenues grew to $780.8 million or 19.9% compared to the corresponding period in 2020. Revenues have been positively impacted by growth from acquisitions, which contributed 0.3% to our revenue growth, and by fluctuations in foreign currency exchange rates which increased our revenue growth by 2.1% during the three months ended March 31, 2021 as compared to the same period last year.
Revenues by customer location for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
	(in thousands, except percentages)
North America	$470,321	60.2%	$389,830	59.9%
Europe	259,372	33.2%	223,057	34.2%
CIS(1)	30,134	3.9%	24,860	3.8%
APAC(2)	20,948	2.7%	13,612	2.1%
Revenues	$780,775	100.0%	$651,359	100.0%

(1)CIS includes revenues from customers in Russia, Belarus, Georgia, Kazakhstan, and Ukraine.
(2)APAC, or Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
During the three months ended March 31, 2021, the United States continued to be our largest customer location, with revenues increasing 21.1% to $448.0 million during the first quarter of 2021 from $370.1 million in the first quarter of 2020.
The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and Netherlands, generating $93.5 million, $67.6 million and $33.0 million, respectively, during the three months ended March 31, 2021. Revenues from customers in these three countries were $92.1 million, $47.2 million, and $25.9 million, respectively, in the corresponding period last year. Revenues in the European geography were positively impacted by recognition of revenues from performance obligations satisfied in previous periods and strengthening of the euro and British pound relative to the U.S. dollar during the three months ended March 31, 2021 compared to the same period in the previous year.
During the three months ended March 31, 2021, revenues in the CIS geography included $27.7 million from customers in Russia, an increase of $5.7 million as compared to the corresponding period of 2020. The increase in revenue was partially offset by the depreciation of the Russian ruble relative to the U.S. dollar.
During the three months ended March 31, 2021, revenues from customers in the APAC region increased by $7.3 million, or 53.9%, over the corresponding period of 2020.
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
During the three months ended March 31, 2021, cost of revenues (exclusive of depreciation and amortization) was $519.3 million representing an increase of 22.5% from $423.8 million in the corresponding period of 2020. The increase was primarily due to an increase in compensation costs largely driven by the 15.1% growth in the average number of production professionals during the three months ended March 31, 2021 as compared to the same period in 2020. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 66.5% and 65.1% in the first quarter of 2021 and 2020, respectively. The year-over-year increase is primarily due to a 2.9% increase as a percentage of revenues in personnel-related costs including stock-based compensation expense and one less available day of capacity, partially offset by decreased travel and entertainment expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenditures associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities including operating leases, advertising and other promotional activities. In addition, we pay a membership fee of 1% of revenues generated in Belarus to the administrative organization of the Belarus High-Technologies Park.
During the three months ended March 31, 2021, selling, general and administrative expenses were $136.4 million representing a 9.0% increase as compared to $125.1 million in the corresponding period of 2020. The increase in selling, general and administrative expenses was primarily driven by a $15.1 million increase in personnel-related costs including stock-based compensation expense partially offset by a $4.0 million decrease in facilities and infrastructure expenses. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 1.7% to 17.5% for the three months ended March 31, 2021 as compared to the same period from the prior year, primarily driven by reduced facilities and infrastructure expenses.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and employee loans, gains and losses from certain financial instruments, interest expense related to our 2017 Credit Facility and changes in the fair value of contingent consideration. There were no material changes in interest and other income, net during the three months ended March 31, 2021 as compared to the same periods in 2020.
Depreciation and Amortization Expense
During the three months ended March 31, 2021, depreciation and amortization expense was $17.8 million, as compared to $14.9 million in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees. Expressed as a percentage of revenues, depreciation and amortization expense remained at 2.3% for the three months ended March 31, 2021 and 2020.
Foreign Exchange Gain
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
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $21.5 million and $11.7 million during the three months ended March 31, 2021 and 2020, respectively.
Our effective tax rate was 5.1% for the three months ended March 31, 2021, and 11.3% for the three months ended March 31, 2020. The decrease in the effective tax rate in the three months ended March 31, 2021, as compared to the corresponding period in the prior year, is primarily attributable to the increase in excess tax benefits recorded upon vesting or exercise of stock-based awards.

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

Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Segment revenues:
North America	$474,853	$391,102
Europe	276,704	236,333
Russia	29,218	23,924
Total segment revenues	$780,775	$651,359
Segment operating profit:
North America	$94,103	$78,927
Europe	51,073	31,779
Russia	979	519
Total segment operating profit	$146,155	$111,225

North America Segment
During the three months ended March 31, 2021, revenues for the North America segment increased $83.8 million, or 21.4%, compared to the same period last year and segment operating profit increased $15.2 million, or 19.2%, compared to the same period last year. During the three months ended March 31, 2021, revenues from our North America segment were 60.8% of total segment revenues, an increase from 60.0% reported in the corresponding period of 2020. The North America segment’s operating profit margin decreased to 19.8% during the first quarter of 2021 from 20.2% in the first quarter of 2020. This decrease is primarily attributable to an increase in the cost of revenues as a percentage of revenues.

The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$125,586	$101,737	$23,849	23.4%
Business Information & Media	87,205	80,220	6,985	8.7%
Life Sciences & Healthcare	75,589	61,611	13,978	22.7%
Financial Services	69,740	47,868	21,872	45.7%
Travel & Consumer	69,429	54,724	14,705	26.9%
Emerging Verticals	47,304	44,942	2,362	5.3%
Revenues	$474,853	$391,102	$83,751	21.4%

During the three months ended March 31, 2021 compared to the same period in the prior year, revenues from each vertical, except Business Information & Media and Emerging Verticals, grew in excess of 20%. Software & Hi-Tech remained the largest industry vertical in the North America segment during the first quarter of 2021. It grew 23.4% during the three months ended March 31, 2021, as compared to the corresponding period from the prior year. Financial Services grew 45.7% due to growth in a global insurance customer that was previously one of our top 100 customers and is now one of our top 20 customers. Emerging Verticals experienced slower growth during the first quarter of 2021 compared to the prior year largely due to a decline in revenues from energy customers in the United States. Life Sciences & Healthcare grew 22.7% in part due to an addition of a new significant customer in 2021.
Europe Segment
During the three months ended March 31, 2021, Europe’s segment revenues were $276.7 million, representing an increase of $40.4 million, or 17.1%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the first quarter of 2021. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2020, we would have reported revenue growth of 11.5%. Europe’s segment revenues accounted for 35.5% and 36.3% of total segment revenues during the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2021, the segment’s operating profit increased 60.7% to $51.1 million compared to the first quarter of 2020. Expressed as a percentage of revenue, Europe’s segment operating profit increased to 18.5% compared to 13.4% in the same period of the prior year. Segment operating profit was positively impacted by recognition of $6.8 million in revenues from performance obligations satisfied in previous periods and changes in foreign currency exchange rates during the first quarter of 2021, partially offset by increased personnel related costs.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$78,040	$67,594	$10,446	15.5%
Travel & Consumer	64,624	61,067	3,557	5.8%
Business Information & Media	60,157	58,146	2,011	3.5%
Software & Hi-Tech	20,973	18,146	2,827	15.6%
Life Sciences & Healthcare	15,351	7,619	7,732	101.5%
Emerging Verticals	37,559	23,761	13,798	58.1%
Revenues	$276,704	$236,333	$40,371	17.1%

Financial Services remained the largest industry vertical in the Europe segment during the three months ended March 31, 2021. Revenues in Travel & Consumer experienced slower growth during the three months ended March 31, 2021 as compared to the corresponding period in 2020 primarily due to declining demand from certain customers adversely affected by the decline in global travel due to worldwide travel restrictions as a result of the COVID-19 pandemic. Revenues in Business Information & Media experienced slower growth largely driven by slower growth at customers included in our top ten customers. The increase in revenues in Life Sciences & Healthcare is largely due to expansion of services provided to a single healthcare customer. Revenues in Emerging Verticals experienced higher growth primarily attributable to growth in existing customers in the telecommunications, manufacturing and materials industries.
Russia Segment
During the three months ended March 31, 2021, revenues from our Russia segment accounted for 3.7% of total segment revenues and increased $5.3 million, or 22.1%, as compared to the corresponding period in the prior year. The increase in revenues was primarily attributable to growth in the Financial Services and Travel & Consumer partially offset by the depreciation of the Russian ruble relative to the U.S. dollar. During the three months ended March 31, 2021, operating profit from the Russia segment was $1.0 million, representing an increase of $0.5 million, as compared to $0.5 million operating profit in the corresponding period last year.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$21,078	$16,181	$4,897	30.3%
Travel & Consumer	4,958	3,739	1,219	32.6%
Software & Hi-Tech	505	1,966	(1,461)	(74.3)%
Business Information & Media	387	360	27	7.5%
Life Sciences & Healthcare	175	9	166	1,844.4%
Emerging Verticals	2,115	1,669	446	26.7%
Revenues	$29,218	$23,924	$5,294	22.1%
Revenues in the Russia segment are generally subject to fluctuations and are impacted by the timing of revenue recognition associated with the execution of contracts and the devaluation of the Russian ruble relative to the U.S. dollar. Revenues in the Financial Services vertical primarily benefited from increased revenues from customers in the banking sector. There have been no significant changes in the other verticals during the three months ended March 31, 2021 as compared to the same period in 2020.
Currency fluctuations of the Russian ruble frequently impact the results in the Russia segment. Ongoing economic and geopolitical uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenues and profitability in this segment. We continue to monitor geopolitical forces, economic and trade sanctions, and other issues involving this region.

Effects of Inflation
Economies in some countries where we operate, particularly Belarus, Russia, Uzbekistan, Kazakhstan, Ukraine and India have periodically experienced high rates of inflation. Periods of higher inflation may affect various economic sectors in those countries and increase our cost of doing business there. Inflation may increase some of our expenses such as wages. It is difficult to accurately measure the impact it has or could have on our results of operations and financial condition.
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $1,372.8 million as well as $275.0 million of available borrowings under our revolving credit facility.

We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia, Georgia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities are not insured. As of March 31, 2021, the total amount of cash held in these countries was $171.6 million and, of this amount, $62.0 million was held in Belarus. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.
As of March 31, 2021, we had outstanding borrowings of $25.0 million under our revolving credit facility, and were in compliance with all covenants specified under the credit facility and we anticipate being in compliance for the foreseeable future. See Note 7 “Long-Term Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our long-term debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$12,827	$63,255
Net cash provided by/(used in) investing activities	48,461	(59,485)
Net cash provided by/(used in) financing activities	1,329	(2,046)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,856)	(22,009)
Net increase/(decrease) in cash, cash equivalents and restricted cash	50,761	(20,285)
Cash, cash equivalents and restricted cash, beginning of period	1,323,533	937,688
Cash, cash equivalents and restricted cash, end of period	$1,374,294	$917,403

Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2021 was $12.8 million, a decrease of $50.4 million compared to $63.3 million provided by operating activities in the corresponding period of 2020. This decrease is largely driven by annual payments of certain variable compensation related to the prior performance year occurring in the first quarter of 2021 where similar payouts in 2020 occurred during the second quarter. Additionally, income tax payments increased in the first quarter of 2021 compared to the corresponding period of 2020.

Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2021 was $48.5 million compared to $59.5 million used in the same period in 2020. During the first three months of 2021, the cash provided by investing activities was primarily attributable to the maturity of $60.0 million of time deposits. Cash used for capital expenditures was $11.2 million during the first three months of 2021 compared to cash used for capital expenditures of $29.1 million during the comparable period in 2020. Additionally, $10.3 million was used for the acquisitions of businesses net of cash acquired, and $20.0 million was used for purchases of non-marketable securities during the first three months of 2020.
Financing Activities
Net cash provided by financing activities was $1.3 million in the first three months of 2021 compared to $2.0 million net cash used in financing activities in the same period of 2020. During the first three months of 2021, we received cash from the exercises of stock options issued under our long-term incentive plans of $4.4 million, compared to $6.9 million received in the corresponding period of 2020. These cash inflows were offset by cash used for the payments of withholding taxes related to net share settlements of restricted stock units of $3.3 million in the first quarter of 2021, compared to $1.0 million paid in the corresponding period of 2020. Additionally, during the first three months of 2020, we used cash for the payment of $7.9 million of contingent consideration related to the acquisition of Think.
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
However, our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors including the impact of the COVID-19 pandemic as described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. To the extent that existing cash and cash equivalents and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise additional funds on favorable terms or at all.
See Note 12 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Contractual Obligations and Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding contractual obligations.
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

Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Annual Report on Form 10-K for the year ended December 31, 2020 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Those future events and trends may relate to, among other things, the anticipated impact of the COVID-19 pandemic and the effect that it may have on our sales, operations, access to capital, revenues, profitability and customer demand. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual Report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this quarterly report, our Annual Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
 The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2020 might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

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
We maintain our cash, cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk and we do not anticipate non-performance by the counterparties. We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia, Uzbekistan and Georgia, where the banking sector remains subject to periodic instability. Banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2021, $171.6 million of our total cash was kept in banks in these countries, of which $62.0 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.

Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at March 31, 2021. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress resulting from the COVID-19 pandemic, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
During the quarter ended March 31, 2021, foreign exchange gain was $2.3 million compared to a gain of $6.5 million reported in the corresponding period last year. The gains were largely driven by the depreciation of the Russian ruble during both periods.
During the quarter ended March 31, 2021, approximately 33.5% of consolidated revenues and 47.2% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of March 31, 2021, the net unrealized loss from these hedges was $0.6 million.
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
During the first quarter of 2021, we reported revenue growth of 19.9% over the first quarter of 2020. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2020, we would have reported revenue growth of 17.8%. Our revenues have benefited from appreciation of the euro, British pound, Swiss franc and Canadian dollar relative to the U.S. dollar partially offset by the impact from depreciation of the Russian ruble relative to the U.S. dollar. During the first quarter of 2021, we reported a net income increase of 27.4% over the first quarter of 2020. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2020, we would have reported a net income increase of 18.6%. Net income has been most positively impacted by appreciation of the euro and British pound relative to the U.S. dollar and by the depreciation of the Russian ruble relative to the U.S. dollar.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding, nor are we aware of any material legal or governmental proceedings pending or contemplated to be brought against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, including the fast-changing nature of the COVID-19 pandemic and its impact on global economic conditions, and our significant operations in the emerging market economies of Eastern Europe, which may be impacted by fluctuating military activities in and near Ukraine and enhanced sanctions and responses between the U.S. and Russia, see the risk factors disclosed under the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks and uncertainties that we face are not limited to those set forth in our Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1†*	EPAM Systems, Inc. 2015 Long-Term Incentive Plan
10.2†*	Form of Chief Executive Officer Non-Qualified Stock Option Agreement
10.3†*	Form of Global Non-Qualified Stock Option Agreement for Senior Managers
10.4†*	Form of Chief Executive Officer Restricted Stock Unit Award Agreement
10.5†*	Form of Global Restricted Stock Unit Award Agreement for Senior Managers
10.6†*	EPAM Systems, Inc. Amended Non-Employee Director Compensation Policy
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2021

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)