Form 10-Q
period 2021-06-30
EPAM Systems, Inc.
filed 2021-08-06
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2021
Common Stock, par value $0.001 per share	56,630,464 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of June 30, 2021	As of December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,283,233	$1,322,143
Short-term investments	—	60,007
Trade receivables and contract assets, net of allowance of $7,647 and $4,886, respectively	682,236	501,062
Prepaid and other current assets	72,549	29,570
Total current assets	2,038,018	1,912,782
Property and equipment, net	173,545	169,533
Operating lease right-of-use assets, net	196,572	228,672
Intangible assets, net	65,130	51,975
Goodwill	335,477	211,956
Deferred tax assets	96,115	92,454
Other noncurrent assets	56,758	53,960
Total assets	$2,961,615	$2,721,332

Liabilities
Current liabilities
Accounts payable	$9,712	$10,189
Accrued compensation and benefits expenses	309,328	294,709
Accrued expenses and other current liabilities	109,148	79,690
Short-term debt	25,000	—
Income taxes payable, current	16,939	20,603
Operating lease liabilities, current	52,821	60,759
Total current liabilities	522,948	465,950
Long-term debt	29	25,038
Income taxes payable, noncurrent	41,012	43,448
Operating lease liabilities, noncurrent	151,985	180,604
Other noncurrent liabilities	32,973	23,274
Total liabilities	748,947	738,314
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 56,633 and 56,128 shares issued, 56,613 and 56,108 shares outstanding at June 30, 2021 and December 31, 2020, respectively	57	56
Additional paid-in capital	670,264	660,771
Retained earnings	1,571,597	1,347,880
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(29,073)	(25,512)
Total stockholders’ equity	2,212,668	1,983,018
Total liabilities and stockholders’ equity	$2,961,615	$2,721,332

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$881,366	$632,383	$1,662,141	$1,283,742
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	583,728	419,540	1,103,056	843,342
Selling, general and administrative expenses	151,910	114,191	288,299	239,299
Depreciation and amortization expense	20,454	15,226	38,261	30,166
Income from operations	125,274	83,426	232,525	170,935
Interest and other income, net	2,580	1,817	7,954	4,203
Foreign exchange loss	(4,693)	(9,167)	(2,394)	(2,643)
Income before provision for income taxes	123,161	76,076	238,085	172,495
Provision for income taxes	8,490	9,452	14,368	20,306
Net income	$114,671	$66,624	$223,717	$152,189

Net income per share:
Basic	$2.03	$1.20	$3.97	$2.74
Diluted	$1.94	$1.14	$3.80	$2.62
Shares used in calculation of net income per share:
Basic	56,463	55,701	56,317	55,494
Diluted	59,011	58,246	58,896	58,194

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$114,671	$66,624	$223,717	$152,189
Other comprehensive income/(loss):
Change in foreign currency translation adjustments, net of tax	9,637	12,442	(894)	(16,077)
Change in unrealized gain/(loss) on hedging instruments, net of tax	2,040	6,446	(2,041)	(2,922)
Defined benefit pension plans - actuarial loss, net of tax	—	—	(626)	—
Other comprehensive income/(loss)	11,677	18,888	(3,561)	(18,999)
Comprehensive income	$126,348	$85,512	$220,156	$133,190

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2021	56,108	$56	$660,771	$1,347,880	20	$(177)	$(25,512)	$1,983,018
Restricted stock units vested	248	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(84)	—	(31,935)	—	—	—	—	(31,935)
Stock-based compensation expense	—	—	14,624	—	—	—	—	14,624
Proceeds from stock option exercises	109	—	4,424	—	—	—	—	4,424
Other comprehensive loss	—	—	—	—	—	—	(15,238)	(15,238)
Net income	—	—	—	109,046	—	—	—	109,046
Balance, March 31, 2021	56,381	$56	$647,884	$1,456,926	$20	$(177)	$(40,750)	$2,063,939
Restricted stock units vested	19	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(6)	—	(2,631)	—	—	—	—	(2,631)
Stock-based compensation expense	—	—	13,792	—	—	—	—	13,792
Proceeds from stock option exercises	219	1	11,219	—	—	—	—	11,220
Other comprehensive income	—	—	—	—	—	—	11,677	11,677
Net income	—	—	—	114,671	—	—	—	114,671
Balance, June 30, 2021	56,613	$57	$670,264	$1,571,597	20	$(177)	$(29,073)	$2,212,668

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) / Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2020	55,188	$55	$607,051	$1,020,590	20	$(177)	$(31,374)	$1,596,145
Cumulative effect of adoption of ASU 2016-13	—	—	—	130	—	—	—	130
Adjusted Balance, January 1, 2020	55,188	$55	$607,051	$1,020,720	20	$(177)	$(31,374)	$1,596,275
Restricted stock units vested	274	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(90)	—	(15,822)	—	—	—	—	(15,822)
Stock-based compensation expense	—	—	12,210	—	—	—	—	12,210
Proceeds from stock option exercises	217	1	7,140	—	—	—	—	7,141
Other comprehensive loss	—	—	—	—	—	—	(37,887)	(37,887)
Net income	—	—	—	85,565	—	—	—	85,565
Balance, March 31, 2020	55,589	$56	$610,579	$1,106,285	20	$(177)	$(69,261)	$1,647,482
Restricted stock units vested	19	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(6)	—	(1,169)	—	—	—	—	(1,169)
Stock-based compensation expense	—	—	11,153	—	—	—	—	11,153
Proceeds from stock option exercises	224	—	10,116	—	—	—	—	10,116
Other comprehensive income	—	—	—	—	—	—	18,888	18,888
Net income	—	—	—	66,624	—	—	—	66,624
Balance, June 30, 2020	55,826	$56	$630,679	$1,172,909	20	$(177)	$(50,373)	$1,753,094

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$223,717	$152,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	38,261	30,166
Operating lease right-of-use assets amortization expense	31,496	33,834
Bad debt expense	2,828	3,174
Deferred taxes	1,176	2,971
Stock-based compensation expense	48,451	31,320
Other	(5,190)	4,458
Changes in assets and liabilities:
Trade receivables and contract assets	(168,038)	(11,842)
Prepaid and other assets	(7,795)	1,216
Accounts payable	(3,948)	633
Accrued expenses and other liabilities	(6,772)	(5,835)
Operating lease liabilities	(32,276)	(30,857)
Income taxes payable	(40,247)	(2,016)
Net cash provided by operating activities	81,663	209,411
Cash flows from investing activities:
Purchases of property and equipment	(33,773)	(40,524)
Purchases of short-term investments	—	(60,000)
Proceeds from short-term investments	60,000	—
Acquisition of business, net of cash acquired (Note 2)	(121,252)	(12,573)
Purchases of non-marketable securities	(2,544)	(20,500)
Other investing activities, net	179	26
Net cash used in investing activities	(97,390)	(133,571)
Cash flows from financing activities:
Proceeds from stock option exercises	15,610	17,144
Payments of withholding taxes related to net share settlements of restricted stock units	(33,696)	(15,899)
Payment of contingent consideration for previously acquired business	(1,047)	(7,869)
Other financing activities, net	137	(24)
Net cash used in financing activities	(18,996)	(6,648)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,761)	(11,999)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(38,484)	57,193
Cash, cash equivalents and restricted cash, beginning of period	1,323,533	937,688
Cash, cash equivalents and restricted cash, end of period	$1,285,049	$994,881

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of June 30, 2021	As of December 31, 2020
Balance sheet classification
Cash and cash equivalents	$1,283,233	$1,322,143
Restricted cash in Prepaid and other current assets	451	106
Restricted cash in Other noncurrent assets	1,365	1,284
Total restricted cash	1,816	1,390
Total cash, cash equivalents and restricted cash	$1,285,049	$1,323,533

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

2.ACQUISITIONS
PolSource — On April 2, 2021, the Company acquired 100% of PolSource S.A. and its subsidiaries, a Salesforce Platinum Consulting Partner with more than 350 experienced Salesforce specialists for a purchase price of $136.7 million including contingent consideration with an acquisition-date fair value of $25.0 million. The Company could pay up to $45.0 million in contingent consideration and the actual future payout is subject to attainment of certain revenue, earnings and operational targets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition for PolSource:

PolSource
Cash and cash equivalents	$2,565
Trade receivables and contract assets	13,653
Prepaid and other current assets	756
Goodwill	113,528
Intangible assets	15,290
Property and equipment and other noncurrent assets	422
Total assets acquired	$146,214
Accounts payable, accrued expenses and other current liabilities	$5,247
Other noncurrent liabilities	4,297
Total liabilities assumed	$9,544
Net assets acquired	$136,670
For the acquisition of PolSource, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
As of June 30, 2021, the following table presents the estimated fair values and useful lives of intangible assets acquired from PolSource:

	PolSource
	Weighted Average Useful Life (in years)	Amount
Customer relationships	6	$14,390
Trade names	3	900
Total		$15,290
The goodwill recognized as a result of the PolSource acquisition is attributable to synergies expected to be achieved by combining the businesses of EPAM and PolSource, expected future contracts, the assembled workforce acquired and other factors. This goodwill is not expected to be deductible for income tax purposes.
Revenues generated by PolSource included in the Company’s consolidated statements of income totaled $16.6 million during the three and six months ended June 30, 2021.
The Company recognized acquisition-related costs associated with the PolSource acquisition during the three and six months ended June 30, 2021 totaling $0.4 million and $1.4 million, respectively. These costs are included in Selling, general and administrative expenses in the accompanying consolidated statements of income.
Pro forma results of operations have not been presented because the effect of the acquisition of PolSource and its subsidiaries on the Company’s condensed consolidated financial statements was not material.
Other 2021 Acquisitions — During the three months ended June 30, 2021, the Company completed two additional acquisitions with an aggregate purchase price of $17.1 million including contingent consideration with an acquisition-date fair value of $3.4 million. The Company could pay up to $10.8 million in contingent consideration and the actual future payout is subject to attainment of specified performance targets during the periods ranging from 12 months to 24 months after the respective acquisition dates. These acquisitions increased EPAM’s e-platform offerings and expanded the Company’s geographical reach, as well as added $5.1 million in intangible assets, consisting mainly of customer relationships. Revenues generated by these Other 2021 acquisitions totaled $2.0 million during the three months ended June 30, 2021. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s consolidated financial statements was not material individually or in the aggregate.

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

3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2021	$121,132	$90,106	$718	$211,956
PolSource acquisition	68,117	45,411	—	113,528
Other 2021 acquisitions	4,609	5,716	—	10,325
2020 acquisitions purchase accounting adjustments	—	(24)	—	(24)
Effect of net foreign currency exchange rate changes	(146)	(166)	4	(308)
Balance as of June 30, 2021	$193,712	$141,043	$722	$335,477
There were no accumulated impairment losses in the North America or Europe reportable segments as of June 30, 2021 or December 31, 2020. The Russia segment had accumulated goodwill impairment losses of $2.2 million as of June 30, 2021 and December 31, 2020.

4.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$3,049	$—	$3,049	$—
Total assets measured at fair value on a recurring basis	$3,049	$—	$3,049	$—

Foreign exchange derivative liabilities	$975	$—	$975	$—
Contingent consideration	29,167	—	—	29,167
Total liabilities measured at fair value on a recurring basis	$30,142	$—	$975	$29,167

	As of December 31, 2020
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$4,955	$—	$4,955	$—
Total assets measured at fair value on a recurring basis	$4,955	$—	$4,955	$—

Foreign exchange derivative liabilities	$243	$—	$243	$—
Contingent consideration	7,470	—	—	7,470
Total liabilities measured at fair value on a recurring basis	$7,713	$—	$243	$7,470

The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 5 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.
The Company determines the fair value of the contingent consideration liabilities using Monte Carlo simulations (which involve a simulation of future revenues and earnings during the earn-out period using management's best estimates) or probability-weighted expected return methods. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earn-out criteria would result in a change in the fair value of contingent consideration. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statements of income.
The fair value of the contingent consideration for the PolSource acquisition attributable to future revenues and earnings was measured utilizing a Monte Carlo simulation, based on future revenue and earnings projections of the business, revenue volatility and asset volatility of comparable companies, and a discount rate. The discount rate used to determine the fair value of this contingent consideration was 0.4%.
The fair value of the contingent consideration for the PolSource acquisition attributable to future operating metrics was measured using a probability-weighted expected return method, based on the expected future payments using the earnout formula and performance targets specified in the purchase agreement and adjusting those estimates to reflect the probability of their achievement. The weighted-average estimated future payments were then discounted to present value using a rate based on EPAM’s cost of debt. The discount rate used to determine the fair value of this contingent consideration was 0.4%.
The fair value of the contingent consideration for all other acquisitions was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rates used to determine the fair value of contingent consideration for the 2020 Acquisitions ranged from a minimum of 15.5% to a maximum of 17.5%.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration using significant unobservable inputs for the six months ended June 30, 2021 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2021	$7,470
Payment of contingent consideration for previously acquired businesses	(1,000)
PolSource acquisition	25,000
Other 2021 acquisitions	3,366
Changes in fair value of contingent consideration included in Interest and other income, net	(5,636)
Effect of net foreign currency exchange rate changes	(33)
Contingent consideration liabilities as of June 30, 2021	$29,167

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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Financial Assets:
Cash equivalents:
Money market funds	$116,212	$116,212	$116,212	$—	$—
Total cash equivalents	$116,212	$116,212	$116,212	$—	$—
Restricted cash	$1,816	$1,816	$1,816	$—	$—
Employee loans	$579	$579	$—	$—	$579
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,007	$25,007	$—	$25,007	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Financial Assets:
Cash equivalents:
Money market funds	$153,783	$153,783	$153,783	$—	$—
Total cash equivalents	$153,783	$153,783	$153,783	$—	$—
Restricted cash	$1,390	$1,390	$1,390	$—	$—
Time deposits included in Short-term investments	$60,007	$60,007	$—	$60,007	$—
Employee loans	$794	$794	$—	$—	$794
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,007	$25,007	$—	$25,007	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $27.5 million and $25.0 million as of June 30, 2021 and December 31, 2020, respectively and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

5.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of June 30, 2021, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.

The fair value of derivative instruments on the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020 were as follows:

		As of June 30, 2021		As of December 31, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$3,049		$4,955
	Accrued expenses and other current liabilities		$975		$243
6.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 9.9 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three and six months ended June 30, 2021 and 2020.
During the three and six months ended June 30, 2021 and 2020, the components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Classification	2021	2020	2021	2020
Operating lease cost	Selling, general and administrative expenses	$17,245	$18,851	$34,501	$37,714
Variable lease cost	Selling, general and administrative expenses	1,656	579	3,916	3,214
Short-term lease cost	Selling, general and administrative expenses	336	269	514	809
Total lease cost		$19,237	$19,699	$38,931	$41,737
Supplemental cash flow information related to leases for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$17,774	$16,481	$35,419	$33,372
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,639	$11,676	$1,677	$42,928
Non-cash net decrease due to lease modifications:
Operating lease right-of-use assets	$(813)	$(8,566)	$(1,879)	$(3,982)
Operating lease liabilities	$(813)	$(8,562)	$(1,879)	$(3,989)

Weighted average remaining lease term and discount rate as of June 30, 2021 and 2020 were as follows:

	As of June 30, 2021	As of June 30, 2020
Weighted average remaining lease term, in years:
Operating leases	5.8	6.0
Weighted average discount rate:
Operating leases	2.6%	3.2%
As of June 30, 2021, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2021 (excluding six months ended June 30, 2021)	$31,405
2022	47,210
2023	36,440
2024	31,115
2025	22,471
Thereafter	51,040
Total lease payments	219,681
Less: imputed interest	(14,875)
Total	$204,806
The Company had committed to payments of $0.6 million related to operating lease agreements that had not yet commenced as of June 30, 2021. These operating leases will commence on various dates during 2021 with lease terms ranging from 2.0 to 2.8 years. The Company did not have any material finance lease agreements that had not yet commenced.

7.DEBT
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
Borrowings under the 2017 Credit Facility may be denominated in U.S. dollars or up to a maximum of $100.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of June 30, 2021, the Company’s outstanding borrowings are subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of June 30, 2021, the Company was in compliance with all covenants contained in the 2017 Credit Facility.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of June 30, 2021	As of December 31, 2020
Outstanding debt	$25,000	$25,000
Interest rate	1.1%	1.2%
Available borrowing capacity	$275,000	$275,000
Current maximum borrowing capacity	$300,000	$300,000

8.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$508,330	$18,036	$1,032	$527,398
Europe	21,615	269,596	70	291,281
CIS	1,410	—	36,293	37,703
APAC	667	24,317	—	24,984
Revenues	$532,022	$311,949	$37,395	$881,366

	Six Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$963,097	$32,699	$1,923	$997,719
Europe	39,370	511,150	133	550,653
CIS	3,266	14	64,557	67,837
APAC	1,142	44,790	—	45,932
Revenues	$1,006,875	$588,653	$66,613	$1,662,141

	Three Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$370,693	$10,835	$408	$381,936
Europe	11,195	199,866	3	211,064
CIS	2,236	4	19,838	22,078
APAC	705	16,600	—	17,305
Revenues	$384,829	$227,305	$20,249	$632,383

	Six Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$748,477	$21,254	$2,035	$771,766
Europe	21,527	412,588	6	434,121
CIS	4,790	16	42,132	46,938
APAC	1,137	29,780	—	30,917
Revenues	$775,931	$463,638	$44,173	$1,283,742
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$83,342	$85,965	$24,631	$193,938
Travel & Consumer	85,075	79,731	6,739	171,545
Software & Hi-Tech	134,638	23,934	590	159,162
Business Information & Media	92,379	65,032	436	157,847
Life Sciences & Healthcare	80,712	10,780	204	91,696
Emerging Verticals	55,876	46,507	4,795	107,178
Revenues	$532,022	$311,949	$37,395	$881,366

	Six Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$153,082	$164,005	$45,709	$362,796
Travel & Consumer	154,504	144,355	11,697	310,556
Software & Hi-Tech	260,224	44,907	1,095	306,226
Business Information & Media	179,584	125,189	823	305,596
Life Sciences & Healthcare	156,301	26,131	379	182,811
Emerging Verticals	103,180	84,066	6,910	194,156
Revenues	$1,006,875	$588,653	$66,613	$1,662,141

	Three Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$47,687	$66,655	$13,633	$127,975
Travel & Consumer	52,193	51,253	3,824	107,270
Software & Hi-Tech	100,801	18,165	519	119,485
Business Information & Media	81,481	58,338	439	140,258
Life Sciences & Healthcare	61,776	7,069	39	68,884
Emerging Verticals	40,891	25,825	1,795	68,511
Revenues	$384,829	$227,305	$20,249	$632,383

	Six Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$95,555	$134,249	$29,814	$259,618
Travel & Consumer	106,917	112,320	7,563	226,800
Software & Hi-Tech	202,538	36,311	2,485	241,334
Business Information & Media	161,701	116,484	799	278,984
Life Sciences & Healthcare	123,387	14,688	48	138,123
Emerging Verticals	85,833	49,586	3,464	138,883
Revenues	$775,931	$463,638	$44,173	$1,283,742
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$466,204	$267,070	$19,239	$752,513
Fixed-price	61,383	44,252	18,115	123,750
Licensing	4,076	260	31	4,367
Other revenues	359	367	10	736
Revenues	$532,022	$311,949	$37,395	$881,366

	Six Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$884,091	$499,761	$33,666	$1,417,518
Fixed-price	114,398	87,818	32,816	235,032
Licensing	7,611	314	112	8,037
Other revenues	775	760	19	1,554
Revenues	$1,006,875	$588,653	$66,613	$1,662,141

	Three Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$348,715	$192,173	$13,972	$554,860
Fixed-price	33,855	32,253	6,259	72,367
Licensing	1,958	545	9	2,512
Other revenues	301	2,334	9	2,644
Revenues	$384,829	$227,305	$20,249	$632,383

	Six Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$705,978	$382,493	$27,568	$1,116,039
Fixed-price	65,710	77,508	15,080	158,298
Licensing	3,728	707	1,467	5,902
Other revenues	515	2,930	58	3,503
Revenues	$775,931	$463,638	$44,173	$1,283,742

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$529,230	$311,840	$37,370	$878,440
Transferred at a point of time	2,792	109	25	2,926
Revenues	$532,022	$311,949	$37,395	$881,366

	Six Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,001,604	$588,571	$66,560	$1,656,735
Transferred at a point of time	5,271	82	53	5,406
Revenues	$1,006,875	$588,653	$66,613	$1,662,141

	Three Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$383,573	$227,073	$20,240	$630,886
Transferred at a point of time	1,256	232	9	1,497
Revenues	$384,829	$227,305	$20,249	$632,383

	Six Months Ended June 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$773,383	$463,244	$42,708	$1,279,335
Transferred at a point of time	2,548	394	1,465	4,407
Revenues	$775,931	$463,638	$44,173	$1,283,742
During the three and six months ended June 30, 2021, the Company recognized $11.6 million and $16.5 million, respectively, of revenues from performance obligations satisfied in previous periods. Performance obligations satisfied in prior periods led to a reduction of $3.7 million of revenues during three months ended June 30, 2020 and an increase of $4.2 million of revenues during six months ended June 30, 2020.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of June 30, 2021. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$21,439	$847	$145	$—	$22,431
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of June 30, 2021	As of December 31, 2020
Contract assets included in Trade receivables and contract assets	$29,802	$7,700
Contract liabilities included in Accrued expenses and other current liabilities	$20,555	$17,383
Contract liabilities included in Other noncurrent liabilities	$207	$94
Contract assets have increased since December 31, 2020 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased since December 31, 2020 due to an increase in advance payments from customers for professional services and licenses during the quarter.
During the three and six months ended June 30, 2021, the Company recognized $3.3 million and $14.3 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2020. During the three and six months ended June 30, 2020, the Company recognized $1.3 million and $7.9 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2019.

9.STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues (exclusive of depreciation and amortization)	$11,261	$8,958	$22,378	$12,942
Selling, general and administrative expenses	12,637	10,481	26,073	18,378
Total	$23,898	$19,439	$48,451	$31,320

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2021	2,772	$61.71
Options granted	88	$395.53
Options exercised	(328)	$47.76
Options forfeited/cancelled	(5)	$227.25
Options outstanding at June 30, 2021	2,527	$74.78	$1,102,051	4.1

Options vested and exercisable as of June 30, 2021	2,217	$52.50	$1,016,268	3.5
Options expected to vest as of June 30, 2021	286	$232.06	$79,898	8.6
As of June 30, 2021, $22.3 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.
Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2021:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2021	9	$167.18	686	$162.15	175	$141.16
Awards granted	—	$—	200	$397.62	26	$387.84
Awards vested	—	$—	(268)	$131.85	(83)	$116.11
Awards forfeited/cancelled	—	$—	(18)	$228.28	(2)	$221.69
Unvested service-based awards outstanding at June 30, 2021	9	$167.18	600	$252.09	116	$213.00

As of June 30, 2021, $0.6 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.
As of June 30, 2021, $121.8 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.
During the second quarter of 2021, the Company granted 17 thousand service-based equity-classified RSUs in connection with the PolSource acquisition and 11 thousand service-based equity-classified RSUs in connection with the Other 2021 acquisitions. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
As of June 30, 2021, $41.0 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.
The liability associated with the service-based liability-classified RSUs as of June 30, 2021 and December 31, 2020, was $13.3 million and $26.8 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the six months ended June 30, 2021:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2021	9	$165.87	21	$227.16
Awards granted	—	$—	1	$399.99
Unvested performance-based awards outstanding at June 30, 2021	9	$165.87	22	$233.43
As of June 30, 2021, $0.8 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years.
As of June 30, 2021, $2.8 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years.
During the second quarter of 2021, in connection with the PolSource acquisition, the Company granted 1 thousand performance-based equity-settled RSUs. Vesting of these performance-based equity-settled RSUs is dependent on continued service and achievement of certain revenue, earnings and operational targets.
Additionally, during the second quarter of 2021, the Company issued certain performance-based equity-settled RSUs with undetermined conditions for future vesting, which are not deemed granted and outstanding for accounting purposes, and therefore they have been excluded from the awards granted disclosure and recognized expense for the period presented. The Company issued 5 thousand of such performance-based equity-settled RSUs in connection with the PolSource acquisition and 1 thousand of such performance-based equity-settled RSUs in connection with the Other 2021 Acquisitions. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
As of June 30, 2021, the Company has committed to issuing 17 thousand RSUs to employees of PolSource and 1 thousand RSUs as well as future RSU awards valued at $3.8 million to employees of Other 2021 Acquisitions at various dates over the next 12 months. As of June 30, 2021, these awards were not considered granted for accounting purposes.

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
The Company’s worldwide effective tax rates for the three months ended June 30, 2021 and 2020 were 6.9% and 12.4%, respectively, and 6.0% and 11.8% during the six months ended June 30, 2021 and 2020, respectively.
The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $21.0 million and $8.1 million during the three months ended June 30, 2021 and 2020, respectively, and $42.5 million and $19.8 million during the six months ended June 30, 2021 and 2020, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$114,671	$66,624	$223,717	$152,189
Numerator for basic and diluted earnings per share	$114,671	$66,624	$223,717	$152,189

Denominator:
Weighted average common shares for basic earnings per share	56,463	55,701	56,317	55,494
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,548	2,545	2,579	2,700
Weighted average common shares for diluted earnings per share	59,011	58,246	58,896	58,194

Net income per share:
Basic	$2.03	$1.20	$3.97	$2.74
Diluted	$1.94	$1.14	$3.80	$2.62
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 83 thousand and 49 thousand during the three and six months ended June 30, 2021, respectively.
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 147 thousand and 78 thousand during the three and six months ended June 30, 2020, respectively.

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
Building Acquisition Commitments — During the year ended December 31, 2019, the Company entered into an agreement to purchase office space in Ukraine intended to support the global delivery center in that country. The agreement is subject to completion of construction and other ordinary closing conditions. As of June 30, 2021, the Company has committed to making future payments totaling approximately $36.9 million including VAT to the sellers upon transfer of the building. The Company anticipates making the future payments during the second half of 2021.

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

Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment revenues:
North America	$532,022	$384,829	$1,006,875	$775,931
Europe	311,949	227,305	588,653	463,638
Russia	37,395	20,249	66,613	44,173
Total segment revenues	$881,366	$632,383	$1,662,141	$1,283,742
Segment operating profit/(loss):
North America	$111,260	$82,752	$205,363	$161,679
Europe	50,452	34,426	101,525	66,205
Russia	6,029	(5,645)	7,008	(5,126)
Total segment operating profit	$167,741	$111,533	$313,896	$222,758
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three and six months ended June 30, 2021 and 2020.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total segment operating profit:	$167,741	$111,533	$313,896	$222,758
Unallocated amounts:
Stock-based compensation expense	(23,898)	(19,439)	(48,451)	(31,320)
Amortization of intangibles assets	(3,961)	(2,994)	(7,101)	(6,129)
Other acquisition-related expenses	(2,099)	(148)	(4,032)	(616)
Other unallocated expenses	(12,509)	(5,526)	(21,787)	(13,758)
Income from operations	125,274	83,426	232,525	170,935
Interest and other income, net	2,580	1,817	7,954	4,203
Foreign exchange loss	(4,693)	(9,167)	(2,394)	(2,643)
Income before provision for income taxes	$123,161	$76,076	$238,085	$172,495

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of June 30, 2021	As of December 31, 2020
Belarus	$77,969	$73,988
Ukraine	27,411	30,980
Russia	15,506	15,036
United States	15,147	15,718
India	7,195	7,079
Hungary	6,112	5,365
Poland	5,704	5,434
Spain	2,828	2,799
Mexico	2,656	2,419
China	2,323	2,722
Other	10,694	7,993
Total	$173,545	$169,533
The table below presents information about the Company’s revenues by customer location for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$502,499	$365,004	$950,520	$735,093
United Kingdom	112,739	82,277	206,203	174,409
Switzerland	63,794	46,537	131,362	93,759
Netherlands	36,700	27,237	69,732	53,146
Russia	35,767	19,448	63,423	41,409
Germany	25,736	19,798	47,761	39,991
Canada	24,455	16,585	46,290	34,505
Other locations	79,676	55,497	146,850	111,430
Total	$881,366	$632,383	$1,662,141	$1,283,742

14.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency translation
Beginning balance	$(38,699)	$(61,185)	$(28,168)	$(32,666)
Foreign currency translation	12,088	15,932	(1,493)	(19,400)
Income tax (expense)/benefit	(2,451)	(3,490)	599	3,323
Foreign currency translation, net of tax	9,637	12,442	(894)	(16,077)
Ending balance	$(29,062)	$(48,743)	$(29,062)	$(48,743)
Cash flow hedging instruments
Beginning balance	$(439)	$(8,076)	$3,642	$1,292
Unrealized gain/(loss) in fair value	1,271	10,168	(6,075)	(1,260)
Net gain/(loss) reclassified into Cost of revenues (exclusive of depreciation and amortization)	1,371	(1,851)	3,437	(2,511)
Income tax (expense)/benefit	(602)	(1,871)	597	849
Cash flow hedging instruments, net of tax	2,040	6,446	(2,041)	(2,922)
Ending balance(1)	$1,601	$(1,630)	$1,601	$(1,630)
Defined benefit plans
Beginning balance	$(1,612)	$—	$(986)	$—
Actuarial losses	—	—	(811)	—
Income tax benefit	—	—	185	—
Defined benefit plans, net of tax	—	—	(626)	—
Ending balance	$(1,612)	$—	$(1,612)	$—
Accumulated other comprehensive loss	$(29,073)	$(50,373)	$(29,073)	$(50,373)
(1) As of June 30, 2021, the ending balance of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

15.SUBSEQUENT EVENTS
Subsequent to June 30, 2021, the Company completed two additional acquisitions. In aggregate, the Company paid approximately $53.7 million in cash at closing, agreed to pay up to $10.8 million in deferred cash consideration, as well as up to $18.2 million in cash earn-out consideration and up to $12.0 million in restricted stock earn-out consideration based on the achievement of certain revenue, earnings and operational targets payable at various times through the fourth anniversary of the acquisition date. In addition, the Company agreed to grant performance-based RSUs valued at up to $35.3 million for which payout is dependent on the achievement of certain revenue, earnings and operational targets through December 31, 2024 and service-based RSUs valued at approximately $2.3 million to employees of the acquired companies.
Due to the timing of the acquisitions, the initial accounting for the acquisitions is incomplete. As such, the Company is not able to disclose certain information relating to the acquisitions, including the preliminary fair value of assets acquired and liabilities assumed. The Company expects to complete the initial accounting for these acquisitions during the third quarter of 2021.

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
The COVID-19 global pandemic remained a significant source of disruption and uncertainty during the second quarter of 2021. To ensure both safety and business continuity, the vast majority of our personnel remain in productive and secure remote working arrangements so they are able to continue to respond to the rapidly changing needs and demands of our customers. During the second quarter of 2021, we continued to experience increased demand in our geographies, segments, and service offerings, as detailed below under the heading “Year-to-Date 2021 Developments and Trends,” but we cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition.
For additional information on the impact of the COVID-19 pandemic on our results for the first half of 2021, please see “Year-to-Date 2021 Developments and Trends” and “Liquidity and Capital Resources” below. For further information on the various risks posed by the COVID-19 pandemic, please read “Part I. Item 1A. Risk Factors” under the sub-heading “Risks Related to COVID-19” which is included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Year-to-Date 2021 Developments and Trends
For the first six months of 2021, our revenues were $1,662.1 million, an increase of 29.5% over $1,283.7 million reported for the same period of 2020. We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings which allowed us to continue to grow revenues despite challenges posed by the worldwide COVID-19 pandemic. Certain clients and certain industry verticals were adversely impacted by the worldwide COVID-19 pandemic in 2020. However, in 2021 we are experiencing strong growth across all of our verticals with all of the verticals growing above 25% year over year, with the exception of the Business Information & Media vertical which grew 9.5% year over year.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands, except per share data and percentages)
Revenues	$881,366	100.0%	$632,383	100.0%	$1,662,141	100.0%	$1,283,742	100.0%
Income from operations	$125,274	14.2%	$83,426	13.2%	$232,525	14.0%	$170,935	13.3%
Net income	$114,671	13.0%	$66,624	10.5%	$223,717	13.5%	$152,189	11.9%
Effective tax rate	6.9%		12.4%		6.0%		11.8%
Diluted earnings per share	$1.94		$1.14		$3.80		$2.62
The key highlights of our consolidated results for the three and six months ended June 30, 2021, as compared to the corresponding period of 2020, were as follows:
•Revenues for the second quarter of 2021 were $881.4 million, representing a 39.4% increase from $632.4 million reported in the same period last year. Revenue growth was strong in the second quarter of 2021 as a result of robust demand for our services as well as a favorable comparison to the second quarter of 2020 which was adversely impacted by the COVID-19 pandemic. The second quarter of 2021 was positively impacted by $21.9 million or 3.5% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenues for the first half of 2021 were $1,662.1 million, or a 29.5% increase from $1,283.7 million reported in the corresponding period last year. Revenue growth in the first six months of 2021 was positively impacted by $34.6 million or 2.7% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenue growth also benefited from a favorable comparison to the first half of 2020 which was adversely impacted by the COVID-19 pandemic. Growth from acquisitions contributed $19.1 million and $21.8 million to our revenues for the three and six months ended June 30, 2021, respectively.
•Income from operations grew 50.2% and 36.0% to $125.3 million and $232.5 million during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020. Expressed as a percentage of revenues, income from operations for the second quarter of 2021 increased to 14.2% compared to the 13.2% in the second quarter last year and increased to 14.0% for the first six months of 2021 as compared to 13.3% for the corresponding period in 2020. During the second quarter of 2021 and during the six months ended June 30, 2021 income from operations as a percentage of revenues was positively impacted by decreases in Selling, general and administrative expenses as a percentage of revenue. Income from operations as a percentage of revenues was impacted during the second quarter of 2020 by an increase in Cost of revenues as a percentage of revenues attributable to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic which was partially offset by a reduction in travel-related expenses reported in Cost of revenues and a reduction in travel-related, recruitment, and facilities expenses reported in Selling, general and administrative expenses.
•Our effective tax rate was 6.0% in the first six months of 2021 compared to 11.8% in the corresponding period last year. Our effective tax rate during the period was impacted by higher excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income in the six months ended June 30, 2021 as compared to the corresponding period last year.
•Net income increased 72.1% to $114.7 million for the three months ended June 30, 2021, compared to $66.6 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 13.0% for the second quarter of 2021, an increase of 2.5% compared to 10.5% reported in the corresponding period of 2020. Net income grew 47.0% during the six months ended June 30, 2021 as compared to the corresponding period in the prior year primarily due to the improvement in income from operations and the decrease in our effective tax rate.
•Diluted earnings per share was $1.94 and $3.80 for the three and six months ended June 30, 2021, respectively, an increase of $0.80 and $1.18 compared to the corresponding period last year.

•Cash provided by operating activities was $81.7 million during the six months ended June 30, 2021 as compared to cash provided by operating activities of $209.4 million in the corresponding period last year. This decrease was largely driven by a larger increase in days sales outstanding and increased income tax payments during the first half of 2021 compared to the same period in 2020. The first six months of 2020 also benefited from delays in payment of certain employee-related costs.
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
During the three and six months ended June 30, 2021, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands, except percentages and per share data)
Revenues	$881,366	100.0%	$632,383	100.0%	$1,662,141	100.0%	$1,283,742	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	583,728	66.2%	419,540	66.3%	1,103,056	66.4%	843,342	65.7%
Selling, general and administrative expenses(2)	151,910	17.2%	114,191	18.1%	288,299	17.3%	239,299	18.6%
Depreciation and amortization expense	20,454	2.4%	15,226	2.4%	38,261	2.3%	30,166	2.4%
Income from operations	125,274	14.2%	83,426	13.2%	232,525	14.0%	170,935	13.3%
Interest and other income, net	2,580	0.3%	1,817	0.2%	7,954	0.4%	4,203	0.3%
Foreign exchange loss	(4,693)	(0.5)%	(9,167)	(1.4)%	(2,394)	(0.1)%	(2,643)	(0.2)%
Income before provision for income taxes	123,161	14.0%	76,076	12.0%	238,085	14.3%	172,495	13.4%
Provision for income taxes	8,490	1.0%	9,452	1.5%	14,368	0.8%	20,306	1.5%
Net income	$114,671	13.0%	$66,624	10.5%	$223,717	13.5%	$152,189	11.9%
Effective tax rate	6.9%		12.4%		6.0%		11.8%
Diluted earnings per share	$1.94		$1.14		$3.80		$2.62

(1)Includes $11,261 and $8,958 of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively, and $22,378 and $12,942 of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.
(2)Includes $12,637 and $10,481 of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively, and $26,073 and $18,378 of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.

Consolidated Results Review
Revenues
During the three months ended June 30, 2021, our total revenues grew to $881.4 million or 39.4% compared to the corresponding period in 2020. Revenues have been positively impacted by growth from acquisitions, which contributed 3.1% to our revenue growth, and by fluctuations in foreign currency exchange rates which increased our revenue growth by 3.5% during the three months ended June 30, 2021 as compared to the same period last year. Revenue growth slowed in the second quarter of 2020 as a result of deterioration in economic conditions for our customers related to the COVID-19 pandemic.
During the six months ended June 30, 2021, our total revenues grew 29.5% over the corresponding period in 2020. The first six months of 2021 were positively impacted by growth from acquisitions, which contributed 1.7% to our revenue growth, and by fluctuations in foreign currency exchange rates which increased our revenue growth by $34.6 million or 2.7% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenue growth slowed in the first half of 2020 as a result of deterioration in economic conditions for our customers related to the COVID-19 pandemic.

Revenues by customer location for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in thousands, except percentages)				(in thousands, except percentages)
North America	$527,398	59.8%	$381,936	60.4%	$997,719	60.0%	$771,766	60.1%
Europe	291,281	33.0%	211,064	33.4%	550,653	33.1%	434,121	33.8%
CIS(1)	37,703	4.4%	22,078	3.5%	67,837	4.1%	46,938	3.7%
APAC(2)	24,984	2.8%	17,305	2.7%	45,932	2.8%	30,917	2.4%
Revenues	$881,366	100.0%	$632,383	100.0%	$1,662,141	100.0%	$1,283,742	100.0%

(1)CIS includes revenues from customers in Russia, Belarus, Georgia, Kazakhstan, and Ukraine.
(2)APAC, or Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
During the three and six months ended June 30, 2021, the United States continued to be our largest customer location, with revenues increasing 37.7% to $502.5 million during the second quarter of 2021 from $365.0 million in the second quarter of 2020. During the six months ended June 30, 2021, revenues in the United States grew 29.3% to $950.5 million compared to $735.1 million in the same period of the prior year.
The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and Netherlands, generating $112.7 million, $63.8 million and $36.7 million in revenues, respectively, during the three months ended June 30, 2021. Revenues from customers in these three countries were $82.3 million, $46.5 million, and $27.2 million, respectively, in the corresponding period last year. Revenues in the European geography were positively impacted by strengthening of the euro and British pound relative to the U.S. dollar during the three months ended June 30, 2021 compared to the same period in the previous year. During the six months ended June 30, 2021, United Kingdom, Switzerland and Netherlands performed as Europe’s top revenue generating locations and contributed $206.2 million, $131.4 million, and $69.7 million, respectively, compared to $174.4 million, $93.8 million, and $53.1 million in the corresponding period last year, respectively.
During the three months ended June 30, 2021, revenues in the CIS geography included $35.8 million from customers in Russia, an increase of $16.3 million as compared to the corresponding period of 2020. The increase in revenue was partially offset by the depreciation of the Russian ruble relative to the U.S. dollar. During the six months ended June 30, 2021, customers in Russia comprised $63.4 million of the revenues in the CIS geography, an increase of $22.0 million over the corresponding period of 2020. During the six months ended June 30, 2021, revenues in the CIS geography benefited from growth in Financial Services, particularly commercial banking, and were partially offset by the depreciation of the Russian ruble relative to the U.S. dollar compared to the six months ended June 31, 2020, which was also negatively impacted by the timing of revenue recognition associated with the execution of contracts.
During the three and six months ended June 30, 2021, revenues from customers in the APAC region increased by $7.7 million, or 44.4% and $15.0 million or 48.6%, respectively, over the corresponding periods of 2020.
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
During the three months ended June 30, 2021, cost of revenues (exclusive of depreciation and amortization) was $583.7 million representing an increase of 39.1% from $419.5 million in the corresponding period of 2020. The increase was primarily due to an increase in compensation costs largely driven by the 24.9% growth in the average number of production professionals during the three months ended June 30, 2021 as compared to the same period in 2020. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 66.2% and 66.3% in the second quarter of 2021 and 2020, respectively. The year-over-year decrease is primarily due to a reduction in travel and entertainment expenses and gains on hedging, partially offset by a 0.6% increase as a percentage of revenues in personnel-related costs including stock-based compensation expense.

During the six months ended June 30, 2021, cost of revenues (exclusive of depreciation and amortization) was $1,103.1 million representing an increase of 30.8% from $843.3 million in the corresponding period of 2020. The increase was primarily due to an increase in compensation costs largely driven by the 22.7% growth in the average number of production professionals, a higher level of accrued variable compensation during the first six months of 2021 as compared to the same period in 2020 and a 1.9% unfavorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 66.4% and 65.7% for the six months ended June 30, 2021 and 2020, respectively. The year-over-year increase is primarily due to personnel-related costs including stock-based compensation expense, partially offset by decreased travel and entertainment expenses.
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
During the three months ended June 30, 2021, selling, general and administrative expenses were $151.9 million representing a 33.0% increase as compared to $114.2 million in the corresponding period of 2020. The increase in selling, general and administrative expenses was primarily driven by a $30.1 million increase in personnel-related costs including stock-based compensation expense. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 0.9% to 17.2% for the three months ended June 30, 2021 as compared to the same period from the prior year, primarily driven by reduced facility-related expenses as a percentage of revenues.
During the six months ended June 30, 2021, selling, general and administrative expenses were $288.3 million representing an increase of 20.5% as compared to $239.3 million reported in the corresponding period of 2020. The increase in selling, general and administrative expenses was primarily driven by a $45.2 million increase in personnel-related costs including stock-based compensation expense, partially offset by a $3.2 million decrease in facilities and infrastructure expenses. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 1.3% to 17.3% for the six months ended June 30, 2021 as compared to the same period from the prior year primarily driven by reduced facility-related expenses as a percentage of revenues.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and employee loans, gains and losses from certain financial instruments, interest expense related to our 2017 Credit Facility and changes in the fair value of contingent consideration. There were no material changes in interest and other income, net during the three and six months ended June 30, 2021 as compared to the same periods in 2020.
Depreciation and Amortization Expense
During the three and six months ended June 30, 2021, depreciation and amortization expense was $20.5 million and $38.3 million, respectively, as compared to $15.2 million and $30.2 million, respectively, in the corresponding periods last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees. Expressed as a percentage of revenues, depreciation and amortization expense remained at 2.4% and decreased to 2.3% during the three and six months ended June 30, 2021, respectively, as compared to 2.4% in both corresponding periods of 2020.
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
As a company operating in many countries, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $21.0 million and $8.1 million during the three months ended June 30, 2021 and 2020, respectively. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $42.5 million and $19.8 million during the six months ended June 30, 2021 and 2020, respectively.
Our effective tax rate was 6.9% and 6.0% for the three and six months ended June 30, 2021, respectively, and 12.4% and 11.8% for the three and six months ended June 30, 2020, respectively. The decrease in the effective tax rate in the six months ended June 30, 2021, as compared to the corresponding period in the prior year, is primarily attributable to the increase in excess tax benefits recorded upon vesting or exercise of stock-based awards.
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

Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Segment revenues:
North America	$532,022	$384,829	$1,006,875	$775,931
Europe	311,949	227,305	588,653	463,638
Russia	37,395	20,249	66,613	44,173
Total segment revenues	$881,366	$632,383	$1,662,141	$1,283,742
Segment operating profit/(loss):
North America	$111,260	$82,752	$205,363	$161,679
Europe	50,452	34,426	101,525	66,205
Russia	6,029	(5,645)	7,008	(5,126)
Total segment operating profit	$167,741	$111,533	$313,896	$222,758

North America Segment
During the three months ended June 30, 2021, revenues for the North America segment increased $147.2 million, or 38.2%, compared to the same period last year and segment operating profit increased $28.5 million, or 34.4%, compared to the same period last year. During the three months ended June 30, 2021, revenues from our North America segment were 60.4% of total segment revenues, a decrease from 60.9% reported in the corresponding period of 2020. The North America segment’s operating profit margin decreased to 20.9% during the second quarter of 2021 from 21.5% in the second quarter of 2020. This decrease is primarily attributable to lower operating margins of recently acquired businesses.
During the six months ended June 30, 2021, revenues for the North America segment increased $230.9 million, or 29.8%, compared to the same period last year and segment operating profit increased $43.7 million, or 27.0%, compared to the same period last year. During the six months ended June 30, 2021 and 2020, revenues from our North America segment were 60.6% and 60.4% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin decreased to 20.4% during the six months ended June 30, 2021 as compared to 20.8% in the corresponding period of 2020. This decrease is primarily attributable to lower operating margins of recently acquired businesses and higher cost of revenues as a percentage of revenues.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$134,638	$100,801	$33,837	33.6%	$260,224	$202,538	$57,686	28.5%
Business Information & Media	92,379	81,481	10,898	13.4%	179,584	161,701	17,883	11.1%
Life Sciences & Healthcare	80,712	61,776	18,936	30.7%	156,301	123,387	32,914	26.7%
Travel & Consumer	85,075	52,193	32,882	63.0%	154,504	106,917	47,587	44.5%
Financial Services	83,342	47,687	35,655	74.8%	153,082	95,555	57,527	60.2%
Emerging Verticals	55,876	40,891	14,985	36.6%	103,180	85,833	17,347	20.2%
Revenues	$532,022	$384,829	$147,193	38.2%	$1,006,875	$775,931	$230,944	29.8%

During the three and six months ended June 30, 2021 compared to the same period in the prior year, revenues from each vertical in the North America segment, except Business Information & Media, grew in excess of 30% and 20%, respectively. Software & Hi-Tech remained the largest industry vertical in the North America segment during the second quarter of 2021, growing 33.6% and 28.5% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding period from the prior year. Financial Services grew 74.8% and 60.2% during the three and six months ended June 30, 2021, respectively, due to growth in a global insurance customer that was previously one of our top 100 customers and is now one of our top 10 customers. Business Information & Media experienced slower growth during the three and six months of 2021 compared to the prior year largely due to slower relative growth at several clients where revenues from certain engagements have plateaued lower. Life Sciences & Healthcare grew 30.7% and 26.7% during the three and six months ended June 30, 2021, respectively, in part due to the addition of a significant new customer in 2021.
Europe Segment
During the three months ended June 30, 2021, Europe’s segment revenues were $311.9 million, representing an increase of $84.6 million, or 37.2%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the second quarter of 2021. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2020, we would have reported revenue growth of 28.9%. Europe’s segment revenues accounted for 35.4% and 35.9% of total segment revenues during the three months ended June 30, 2021 and 2020, respectively. During the second quarter of 2021, the segment’s operating profit increased 46.6% to $50.5 million compared to the second quarter of 2020. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 16.2% compared to 15.1% in the same period of the prior year. Segment operating profit was positively impacted by changes in foreign currency exchange rates and negatively impacted by increased personnel related costs during the second quarter of 2021. In addition, temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic negatively impacted segment revenues and segment operating profit in the second quarter of 2020.
During the six months ended June 30, 2021, revenues for the Europe segment increased $125.0 million, or 27.0%, compared to the same period last year and segment operating profit increased $35.3 million, or 53.3%, compared to the same period last year. During the six months ended June 30, 2021 and 2020, revenues from our Europe segment were 35.4% and 36.1% of total segment revenues, respectively. As a percentage of Europe segment revenues, the Europe segment’s operating profit increased to 17.2% during the six months ended June 30, 2021 from 14.3% in the corresponding period of 2020. During the first six months of 2021, Europe’s segment operating profit was positively impacted by changes in foreign currency exchange rates, predominantly the euro and British pound, as well as the recognition of $6.4 million in revenues from performance obligations satisfied in previous periods. During the six months ended June 30, 2020, segment operating profit was negatively impacted by temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic, partially offset by reduced Selling, general and administrative expenses.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$85,965	$66,655	$19,310	29.0%	$164,005	$134,249	$29,756	22.2%
Travel & Consumer	79,731	51,253	28,478	55.6%	144,355	112,320	32,035	28.5%
Business Information & Media	65,032	58,338	6,694	11.5%	125,189	116,484	8,705	7.5%
Software & Hi-Tech	23,934	18,165	5,769	31.8%	44,907	36,311	8,596	23.7%
Life Sciences & Healthcare	10,780	7,069	3,711	52.5%	26,131	14,688	11,443	77.9%
Emerging Verticals	46,507	25,825	20,682	80.1%	84,066	49,586	34,480	69.5%
Revenues	$311,949	$227,305	$84,644	37.2%	$588,653	$463,638	$125,015	27.0%

Financial Services remained the largest industry vertical in the Europe segment during the three and six months ended June 30, 2021. Revenues in Travel & Consumer experienced higher growth during the three months ended June 30, 2021 as compared to the corresponding period in 2020 primarily due to increased demand from customers in the retail and distribution industries. During the three and six months ended June 30, 2021, revenues in Business Information & Media experienced slower relative growth at several clients where revenues from certain engagements have plateaued. For the three and six months ended June 30, 2021, the increase in revenues in Life Sciences & Healthcare is largely due to expansion of services provided to a single healthcare customer. Revenues in Emerging Verticals experienced higher growth primarily attributable to growth in existing customers in the telecommunications, manufacturing and energy industries during the three and six months ended June 30, 2021.
Russia Segment
During the three months ended June 30, 2021, revenues from our Russia segment accounted for 4.2% of total segment revenues and increased $17.1 million, or 84.7%, as compared to the corresponding period in the prior year. The increase in revenues was primarily attributable to growth in the Financial Services partially offset by the depreciation of the Russian ruble relative to the U.S. dollar. During the three months ended June 30, 2021, operating profit from the Russia segment was $6.0 million, representing an increase of $11.7 million, as compared to a $5.6 million operating loss in the corresponding period last year. This increase is attributable to the second quarter of 2020 experiencing a decrease in revenues, costs incurred without recognizing corresponding revenues due to the delays in the timing of execution of contracts, and the devaluation of the Russian ruble relative to the U.S. dollar.
During the six months ended June 30, 2021, revenues from our Russia segment increased $22.4 million, or 50.8%, as compared to the corresponding period of 2020 and accounted for 4.0% of total segment revenues. During the six months ended June 30, 2021, operating profit of the Russia segment was $7.0 million, representing an increase of $12.1 million, as compared to a $5.1 million operating loss in the corresponding period last year. This increase is attributable to the first six months of 2020 experiencing a decrease in revenues, costs incurred without recognizing corresponding revenues due to the delays in the timing of execution of contracts, and the devaluation of the Russian ruble relative to the U.S. dollar.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$24,631	$13,633	$10,998	80.7%	$45,709	$29,814	$15,895	53.3%
Travel & Consumer	6,739	3,824	2,915	76.2%	11,697	7,563	4,134	54.7%
Software & Hi-Tech	590	519	71	13.7%	1,095	2,485	(1,390)	(55.9)%
Business Information & Media	436	439	(3)	(0.7)%	823	799	24	3.0%
Life Sciences & Healthcare	204	39	165	423.1%	379	48	331	689.6%
Emerging Verticals	4,795	1,795	3,000	167.1%	6,910	3,464	3,446	99.5%
Revenues	$37,395	$20,249	$17,146	84.7%	$66,613	$44,173	$22,440	50.8%
Revenues in the Russia segment are generally subject to fluctuations and are impacted by the timing of revenue recognition associated with the execution of contracts and the devaluation of the Russian ruble relative to the U.S. dollar. Revenues were impacted by a reversal of $2.5 million of previously recognized revenues associated with a change in estimate of completed performance on a fixed-fee project during the second quarter of 2020. Revenues in the Financial Services vertical primarily benefited from increased revenues from customers in the banking sector. Revenue growth in Emerging Verticals during the three and six months of 2021 compared to the same periods in 2020 was primarily due to a growth from a certain customer in the materials industry. There have been no significant changes in the other verticals during the three months ended June 30, 2021 as compared to the same period in 2020.
Currency fluctuations of the Russian ruble frequently impact results in the Russia segment. Ongoing economic and geopolitical uncertainty in the region and the volatility of the Russian ruble can significantly impact reported revenues and profitability in this segment. We continue to monitor geopolitical forces, economic and trade sanctions, and other issues involving this region.

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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $1,283.2 million as well as $275.0 million of available borrowings under our revolving credit facility.
We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia, Georgia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities are not insured. As of June 30, 2021, the total amount of cash held in these countries was $120.7 million and, of this amount, $37.1 million was held in Belarus. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.
As of June 30, 2021, we had outstanding borrowings of $25.0 million under our revolving credit facility, and were in compliance with all covenants specified under the credit facility and we anticipate being in compliance for the foreseeable future. See Note 7 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$81,663	$209,411
Net cash used in investing activities	(97,390)	(133,571)
Net cash used in financing activities	(18,996)	(6,648)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,761)	(11,999)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(38,484)	57,193
Cash, cash equivalents and restricted cash, beginning of period	1,323,533	937,688
Cash, cash equivalents and restricted cash, end of period	$1,285,049	$994,881

Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2021 was $81.7 million, a decrease of $127.7 million compared to $209.4 million provided by operating activities in the corresponding period of 2020. This decrease was largely driven by a larger increase in days sales outstanding and increased income tax payments during the first half of 2021 compared to the same period in 2020. The first six months of 2020 also benefited from delays in payment of certain employee-related costs.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2021 was $97.4 million compared to $133.6 million used in the same period in 2020. During the first six months of 2021, the cash used in investing activities was primarily attributable to $121.3 million used for the acquisitions of businesses, net of cash acquired, compared to $12.6 million used for the acquisitions of businesses, net of cash acquired, during the first six months of 2020. Cash used for capital expenditures was $33.8 million during the first six months of 2021 compared to cash used for capital expenditures of $40.5 million during the comparable period in 2020. Additionally, net cash used in investing activities was positively impacted by the maturity of $60.0 million of time deposits during the first six months of 2021 and negatively impacted by the $60.0 million use of cash to purchase these time deposits during the first six months of 2020. Furthermore, $2.5 million was used for purchases of non-marketable securities during the first six months of 2021 compared to $20.5 million used in the same period in 2020.
Financing Activities
Net cash used in financing activities was $19.0 million in the first six months of 2021 compared to $6.6 million net cash used in financing activities in the same period of 2020. During the first six months of 2021, we received cash from the exercises of stock options issued under our long-term incentive plans of $15.6 million, compared to $17.1 million received in the corresponding period of 2020. These cash inflows were offset by cash used for the payments of withholding taxes related to net share settlements of restricted stock units of $33.7 million in the first six months of 2021, compared to $15.9 million paid in the corresponding period of 2020. Additionally, the first six months of 2021 included the payment of $1.0 million for contingent consideration compared to payment of $7.9 million of contingent consideration related to the acquisition of Think during the first half of 2020.
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
We maintain our cash, cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk and we do not anticipate non-performance by the counterparties. We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia, Uzbekistan and Georgia, where the banking sector remains subject to periodic instability. Banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2021, $120.7 million of our total cash was kept in banks in these countries, of which $37.1 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.

Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at June 30, 2021. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress resulting from the COVID-19 pandemic, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
During the quarter ended June 30, 2021, foreign exchange loss was $4.7 million compared to a loss of $9.2 million reported in the corresponding period last year. The losses were largely driven by the strengthening of the Russian ruble during the second quarter of 2021 and by the strengthening of the euro and British pound during the second quarter of 2020. During the six months ended June 30, 2021, foreign exchange loss was $2.4 million compared to a loss of $2.6 million in the corresponding period last year.
During the quarter ended June 30, 2021, approximately 34.4% of consolidated revenues and 44.2% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of June 30, 2021, the net unrealized loss from these hedges was $2.1 million.
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
During the second quarter of 2021, we reported revenue growth of 39.4% over the second quarter of 2020. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2020, we would have reported revenue growth of 35.9%. Our revenues benefited from appreciation of the euro, British pound, Swiss franc and Canadian dollar relative to the U.S. dollar partially offset by the impact from depreciation of the Russian ruble relative to the U.S. dollar. During the second quarter of 2021, we reported a net income increase of 72.1% over the second quarter of 2020. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2020, we would have reported a net income increase of 63.0%. Net income was most positively impacted by appreciation of the euro and British pound relative to the U.S. dollar and by the depreciation of the Russian ruble relative to the U.S. dollar.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding, nor are we aware of any material legal or governmental proceedings pending or contemplated to be brought against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, including the fast-changing nature of the COVID-19 pandemic and its impact on global economic conditions, and our significant operations in the emerging market economies of Eastern Europe, which may be impacted by fluctuating military activities in and near Ukraine and enhanced sanctions and responses between the U.S. and Russia as well as new or enhanced sanctions imposed by the U.S., Canada, and European countries against Belarus, see the risk factors disclosed under the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks and uncertainties that we face are not limited to those set forth in our Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
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

Date: August 5, 2021

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)