Form 10-Q
period 2021-09-30
EPAM Systems, Inc.
filed 2021-11-05
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 29, 2021
Common Stock, par value $0.001 per share	56,719,559 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of September 30, 2021	As of December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,266,614	$1,322,143
Short-term investments	—	60,007
Trade receivables and contract assets, net of allowance of $6,207 and $4,886, respectively	755,588	501,062
Prepaid and other current assets	69,992	29,570
Total current assets	2,092,194	1,912,782
Restricted cash, noncurrent (Note 4)	158,454	1,284
Property and equipment, net	176,881	169,533
Operating lease right-of-use assets, net	192,628	228,672
Intangible assets, net	74,576	51,975
Goodwill	386,508	211,956
Deferred tax assets	104,057	92,454
Other noncurrent assets	56,935	52,676
Total assets	$3,242,233	$2,721,332

Liabilities
Current liabilities
Accounts payable	$8,086	$10,189
Accrued compensation and benefits expenses	412,061	294,709
Accrued expenses and other current liabilities	140,298	79,690
Income taxes payable, current	20,928	20,603
Operating lease liabilities, current	51,174	60,759
Total current liabilities	632,547	465,950
Long-term debt	25,024	25,038
Income taxes payable, noncurrent	42,193	43,448
Operating lease liabilities, noncurrent	149,556	180,604
Other noncurrent liabilities	53,794	23,274
Total liabilities	903,114	738,314
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 56,728 and 56,128 shares issued, 56,708 and 56,108 shares outstanding at September 30, 2021 and December 31, 2020, respectively	57	56
Additional paid-in capital	693,887	660,771
Retained earnings	1,687,253	1,347,880
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(41,901)	(25,512)
Total stockholders’ equity	2,339,119	1,983,018
Total liabilities and stockholders’ equity	$3,242,233	$2,721,332

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$988,539	$652,243	$2,650,680	$1,935,985
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	653,374	423,388	1,756,430	1,266,730
Selling, general and administrative expenses	169,498	116,530	457,797	355,829
Depreciation and amortization expense	21,543	15,929	59,804	46,095
Income from operations	144,124	96,396	376,649	267,331
Interest and other (loss)/income, net	(5,325)	1,672	2,629	5,875
Foreign exchange (loss)/gain	(3,441)	5,896	(5,835)	3,253
Income before provision for income taxes	135,358	103,964	373,443	276,459
Provision for income taxes	19,702	14,532	34,070	34,838
Net income	$115,656	$89,432	$339,373	$241,621

Net income per share:
Basic	$2.04	$1.60	$6.01	$4.34
Diluted	$1.95	$1.53	$5.75	$4.14
Shares used in calculation of net income per share:
Basic	56,649	55,884	56,429	55,625
Diluted	59,203	58,616	58,999	58,341

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$115,656	$89,432	$339,373	$241,621
Other comprehensive loss:
Change in foreign currency translation adjustments, net of tax	(10,761)	199	(11,655)	(15,878)
Change in unrealized loss on hedging instruments, net of tax	(2,067)	(498)	(4,108)	(3,420)
Defined benefit pension plans - actuarial loss, net of tax	—	—	(626)	—
Other comprehensive loss	(12,828)	(299)	(16,389)	(19,298)
Comprehensive income	$102,828	$89,133	$322,984	$222,323

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2021	56,108	$56	$660,771	$1,347,880	20	$(177)	$(25,512)	$1,983,018
Restricted stock units vested	248	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(84)	—	(31,935)	—	—	—	—	(31,935)
Stock-based compensation expense	—	—	14,624	—	—	—	—	14,624
Proceeds from stock option exercises	109	—	4,424	—	—	—	—	4,424
Other comprehensive loss	—	—	—	—	—	—	(15,238)	(15,238)
Net income	—	—	—	109,046	—	—	—	109,046
Balance, March 31, 2021	56,381	$56	$647,884	$1,456,926	20	$(177)	$(40,750)	$2,063,939
Restricted stock units vested	19	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(6)	—	(2,631)	—	—	—	—	(2,631)
Stock-based compensation expense	—	—	13,792	—	—	—	—	13,792
Proceeds from stock option exercises	219	1	11,219	—	—	—	—	11,220
Other comprehensive income	—	—	—	—	—	—	11,677	11,677
Net income	—	—	—	114,671	—	—	—	114,671
Balance, June 30, 2021	56,613	$57	$670,264	$1,571,597	20	$(177)	$(29,073)	$2,212,668
Restricted stock units vested	6	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(2)	—	(1,368)	—	—	—	—	(1,368)
Stock-based compensation expense	—	—	20,541	—	—	—	—	20,541
Proceeds from stock option exercises	91	—	4,450	—	—	—	—	4,450
Other comprehensive loss	—	—	—	—	—	—	(12,828)	(12,828)
Net income	—	—	—	115,656	—	—	—	115,656
Balance, September 30, 2021	56,708	$57	$693,887	$1,687,253	20	$(177)	$(41,901)	$2,339,119

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)
(Continued)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) / Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2020	55,188	$55	$607,051	$1,020,590	20	$(177)	$(31,374)	$1,596,145
Cumulative effect of adoption of ASU 2016-13	—	—	—	130	—	—	—	130
Adjusted Balance, January 1, 2020	55,188	$55	$607,051	$1,020,720	20	$(177)	$(31,374)	$1,596,275
Restricted stock units vested	274	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(90)	—	(15,822)	—	—	—	—	(15,822)
Stock-based compensation expense	—	—	12,210	—	—	—	—	12,210
Proceeds from stock option exercises	217	1	7,140	—	—	—	—	7,141
Other comprehensive loss	—	—	—	—	—	—	(37,887)	(37,887)
Net income	—	—	—	85,565	—	—	—	85,565
Balance, March 31, 2020	55,589	$56	$610,579	$1,106,285	20	$(177)	$(69,261)	$1,647,482
Restricted stock units vested	19	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(6)	—	(1,169)	—	—	—	—	(1,169)
Stock-based compensation expense	—	—	11,153	—	—	—	—	11,153
Proceeds from stock option exercises	224	—	10,116	—	—	—	—	10,116
Other comprehensive income	—	—	—	—	—	—	18,888	18,888
Net income	—	—	—	66,624	—	—	—	66,624
Balance, June 30, 2020	55,826	$56	$630,679	$1,172,909	20	$(177)	$(50,373)	$1,753,094
Restricted stock units vested	5	—	—	—	—	—	—	—
Restricted stock units withheld for employee taxes	(1)	—	(294)	—	—	—	—	(294)
Stock-based compensation expense	—	—	12,566	—	—	—	—	12,566
Proceeds from stock option exercises	152	—	5,735	—	—	—	—	5,735
Other comprehensive loss	—	—	—	—	—	—	(299)	(299)
Net income	—	—	—	89,432	—	—	—	89,432
Balance, September 30, 2020	55,982	$56	$648,686	$1,262,341	20	$(177)	$(50,672)	$1,860,234

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$339,373	$241,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,804	46,095
Operating lease right-of-use assets amortization expense	46,693	50,467
Bad debt expense	2,573	2,794
Deferred taxes	(6,948)	(4,546)
Stock-based compensation expense	77,638	54,794
Other	4,312	3,225
Changes in assets and liabilities:
Trade receivables and contract assets	(232,710)	3,477
Prepaid and other assets	(8,768)	4,261
Accounts payable	(6,468)	1,836
Accrued expenses and other liabilities	86,822	30,787
Operating lease liabilities	(48,158)	(47,023)
Income taxes payable	(26,450)	(2,813)
Net cash provided by operating activities	287,713	384,975
Cash flows from investing activities:
Purchases of property and equipment	(54,884)	(50,311)
Purchases of short-term investments	—	(60,000)
Proceeds from short-term investments	60,000	—
Acquisition of business, net of cash acquired (Note 2)	(160,964)	(18,888)
Purchases of non-marketable securities	(2,544)	(20,500)
Other investing activities, net	(100)	452
Net cash used in investing activities	(158,492)	(149,247)
Cash flows from financing activities:
Proceeds from stock option exercises	20,176	23,027
Payments of withholding taxes related to net share settlements of restricted stock units	(34,108)	(16,213)
Payment of contingent consideration for previously acquired business	(797)	(7,869)
Other financing activities, net	231	(28)
Net cash used in financing activities	(14,498)	(1,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,691)	(10,110)
Net increase in cash, cash equivalents and restricted cash	102,032	224,535
Cash, cash equivalents and restricted cash, beginning of period	1,323,533	937,688
Cash, cash equivalents and restricted cash, end of period	$1,425,565	$1,162,223

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of September 30, 2021	As of December 31, 2020
Balance sheet classification
Cash and cash equivalents	$1,266,614	$1,322,143
Restricted cash in Prepaid and other current assets	497	106
Restricted cash, noncurrent	158,454	1,284
Total restricted cash	158,951	1,390
Total cash, cash equivalents and restricted cash	$1,425,565	$1,323,533

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data and as otherwise disclosed)

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading global provider of digital platform engineering and software development services to customers located around the world, primarily in North America, Europe, and Asia. The Company’s industry expertise includes financial services, travel and consumer, software and hi-tech, business information and media, life sciences and healthcare, as well as other emerging industries. The Company is incorporated in Delaware with headquarters in Newtown, Pennsylvania.
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
Reclassifications — Restricted cash, noncurrent presented on the condensed consolidated balance sheet has been reclassified from Other noncurrent assets as of December 31, 2020 to conform to the current-period financial statement presentation.
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
2.ACQUISITIONS
PolSource — On April 2, 2021, the Company acquired 100% of PolSource S.A. and its subsidiaries, a Salesforce Platinum Consulting Partner with more than 350 experienced Salesforce specialists for a purchase price of $148.2 million including contingent consideration with an acquisition-date fair value of $35.4 million. The Company could pay up to $45.0 million in contingent consideration and the actual future payout is subject to attainment of certain revenue, earnings and operational targets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition for PolSource and updated for any changes as of September 30, 2021:

PolSource
Cash and cash equivalents	$2,565
Trade receivables and contract assets	13,016
Prepaid and other current assets	789
Goodwill	125,359
Intangible assets	15,790
Property and equipment and other noncurrent assets	461
Total assets acquired	$157,980
Accounts payable, accrued expenses and other current liabilities	$5,607
Other noncurrent liabilities	4,201
Total liabilities assumed	$9,808
Net assets acquired	$148,172
During the three months ended September 30, 2021, the Company updated the valuation of the acquired assets and liabilities resulting in a corresponding increase in the value of acquired goodwill of $11.8 million, primarily attributable to a $10.4 million increase in the fair value of contingent consideration. The effect of adjustments recorded during the three months ended September 30, 2021 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of PolSource was not material. For the acquisition of PolSource, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
As of September 30, 2021, the following table presents the estimated fair values and useful lives of intangible assets acquired from PolSource:

	PolSource
	Weighted Average Useful Life (in years)	Amount
Customer relationships	6	$14,790
Trade names	3	1,000
Total		$15,790
The goodwill recognized as a result of the PolSource acquisition is attributable to synergies expected to be achieved by combining the businesses of EPAM and PolSource, expected future contracts, the assembled workforce acquired and other factors. This goodwill is not expected to be deductible for income tax purposes.
The Company recognized acquisition-related costs associated with the PolSource acquisition during the nine months ended September 30, 2021 totaling $1.4 million. These costs are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
Revenues generated by PolSource included in the Company’s condensed consolidated statements of income totaled $19.9 million and $36.5 million during the three and nine months ended September 30, 2021, respectively. Pro forma results of operations have not been presented because the effect of the acquisition of PolSource and its subsidiaries on the Company’s condensed consolidated financial statements was not material.
CORE — On July 23, 2021, the Company acquired 100% of CORE SE and its subsidiaries (CORE), a professional service provider specializing in IT strategy and technology-driven transformations with office locations in Europe and the Middle East for a purchase price of $48.0 million including contingent consideration with an acquisition-date fair value of $4.0 million and deferred consideration of $7.8 million. The Company could pay up to $8.1 million in contingent consideration and the actual future payout is subject to attainment of certain revenue, earnings and operational targets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition for CORE:

CORE
Cash and cash equivalents	$11,272
Trade receivables and contract assets	10,063
Prepaid and other current assets	5,561
Goodwill	20,215
Intangible assets	8,368
Property and equipment and other noncurrent assets	4,618
Total assets acquired	$60,097
Accounts payable, accrued expenses and other current liabilities	$7,430
Operating lease liabilities, noncurrent	2,106
Other noncurrent liabilities	2,525
Total liabilities assumed	$12,061
Net assets acquired	$48,036
For the acquisition of CORE, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
As of September 30, 2021, the following table presents the estimated fair values and useful lives of intangible assets acquired from CORE:

	CORE
	Weighted Average Useful Life (in years)	Amount
Customer relationships	6	$7,779
Trade names	5	589
Total		$8,368
The goodwill recognized as a result of the CORE acquisition is attributable to synergies expected to be achieved by expanding the Company’s ability to support customers as a strategic consultant in Europe and the Middle East, expected future contracts, the assembled workforce acquired and other factors. This goodwill is not expected to be deductible for income tax purposes.
Revenues generated by CORE included in the Company’s condensed consolidated statements of income totaled $5.5 million during the three and nine months ended September 30, 2021. Pro forma results of operations have not been presented because the effect of the acquisition of CORE on the Company’s condensed consolidated financial statements was not material.
The Company recognized acquisition-related costs associated with the CORE acquisition during the three and nine months ended September 30, 2021 totaling $0.2 million and $1.1 million, respectively. These costs are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
Other 2021 Acquisitions — During the nine months ended September 30, 2021, the Company completed three additional acquisitions with an aggregate purchase price of $49.8 million including contingent consideration with an acquisition-date fair value of $15.3 million. The Company could pay up to $26.7 million in contingent consideration and the actual future payouts are subject to attainment of specified performance targets during the periods ranging from 14 months to 48 months after the respective acquisition dates. These acquisitions increased EPAM’s e-platform offerings and expanded the Company’s geographical reach as well as added $10.9 million in intangible assets, consisting mainly of customer relationships. Revenues generated by these Other 2021 Acquisitions totaled $6.7 million and $8.6 million during the three and nine months ended September 30, 2021, respectively. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.

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
3.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2021	$121,132	$90,106	$718	$211,956
PolSource acquisition	75,215	50,144	—	125,359
CORE acquisition	—	20,215	—	20,215
Other 2021 acquisitions	21,431	10,181	—	31,612
2020 acquisitions purchase accounting adjustments	—	(24)	—	(24)
Effect of net foreign currency exchange rate changes	(423)	(2,191)	4	(2,610)
Balance as of September 30, 2021	$217,355	$168,431	$722	$386,508
There were no accumulated impairment losses in the North America or Europe reportable segments as of September 30, 2021 or December 31, 2020. The Russia segment had accumulated goodwill impairment losses of $2.2 million as of September 30, 2021 and December 31, 2020.

4.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$2,359	$—	$2,359	$—
Total assets measured at fair value on a recurring basis	$2,359	$—	$2,359	$—

Foreign exchange derivative liabilities	$2,963	$—	$2,963	$—
Contingent consideration	61,761	—	—	61,761
Total liabilities measured at fair value on a recurring basis	$64,724	$—	$2,963	$61,761

	As of December 31, 2020
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$4,955	$—	$4,955	$—
Total assets measured at fair value on a recurring basis	$4,955	$—	$4,955	$—

Foreign exchange derivative liabilities	$243	$—	$243	$—
Contingent consideration	7,470	—	—	7,470
Total liabilities measured at fair value on a recurring basis	$7,713	$—	$243	$7,470

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
The fair value of the contingent consideration for the PolSource acquisition attributable to future revenues and earnings was measured utilizing a Monte Carlo simulation, based on future revenue and earnings projections of the business, revenue volatility and asset volatility of comparable companies, and a discount rate. The discount rates used to determine the fair value of this contingent consideration was 0.4% as of the acquisition date and 0.3% as of September 30, 2021.
The fair value of the contingent consideration for the PolSource acquisition attributable to future operating metrics was measured using a probability-weighted expected return method, based on the expected future payments using the earnout formula and performance targets specified in the purchase agreement and adjusting those estimates to reflect the probability of their achievement. The weighted-average estimated future payments were then discounted to present value using a rate based on EPAM’s cost of debt. The discount rate used to determine the fair value of this contingent consideration was 0.4% as of the acquisition date and 0.3% as of September 30, 2021.
The fair value of the contingent consideration for all other acquisitions was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rate used to determine the fair value of contingent consideration for the CORE acquisition was 13.0%. The discount rates used to determine the fair value of contingent consideration for the Other 2021 Acquisitions ranged from a minimum of 20.0% to a maximum of 22.0%. The discount rates used to determine the fair value of contingent consideration for the 2020 Acquisitions ranged from a minimum of 15.5% to a maximum of 17.5%.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration using significant unobservable inputs for the nine months ended September 30, 2021 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2021	$7,470
Payment of contingent consideration for previously acquired businesses	(1,000)
PolSource acquisition	35,400
CORE acquisition	4,007
Other 2021 acquisitions	14,684
Changes in fair value of contingent consideration included in Interest and other income, net	1,362
Effect of net foreign currency exchange rate changes	(162)
Contingent consideration liabilities as of September 30, 2021	$61,761

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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Financial Assets:
Cash equivalents:
Money market funds	$97,798	$97,798	$97,798	$—	$—
Total cash equivalents	$97,798	$97,798	$97,798	$—	$—
Restricted cash	$158,950	$158,950	$158,950	$—	$—
Employee loans	$640	$640	$—	$—	$640
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,007	$25,007	$—	$25,007	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Financial Assets:
Cash equivalents:
Money market funds	$153,783	$153,783	$153,783	$—	$—
Total cash equivalents	$153,783	$153,783	$153,783	$—	$—
Restricted cash	$1,390	$1,390	$1,390	$—	$—
Time deposits included in Short-term investments	$60,007	$60,007	$—	$60,007	$—
Employee loans	$794	$794	$—	$—	$794
Financial Liabilities:
Borrowings under the 2017 Credit Facility	$25,007	$25,007	$—	$25,007	$—
As of September 30, 2021, the Company held $157.2 million of cash which was available for the exclusive purpose of guaranteeing the payment of the price for the acquisition of the shares of Emakina Group SA. This amount is classified as Restricted cash, noncurrent in the Company’s condensed consolidated balance sheet. See Note 15 “Subsequent events” for more information regarding the acquisition of Emakina Group SA and its subsidiaries.
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $27.5 million and $25.0 million as of September 30, 2021 and December 31, 2020, respectively and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

5.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of September 30, 2021, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020 were as follows:

		As of September 30, 2021		As of December 31, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$2,359		$4,955
	Accrued expenses and other current liabilities		$2,963		$243
6.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 9.6 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three and nine months ended September 30, 2021 and 2020.
During the three and nine months ended September 30, 2021 and 2020, the components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Classification	2021	2020	2021	2020
Operating lease cost	Selling, general and administrative expenses	$16,431	$18,437	$50,932	$56,151
Variable lease cost	Selling, general and administrative expenses	2,247	1,442	6,163	4,656
Short-term lease cost	Selling, general and administrative expenses	653	180	1,167	989
Total lease cost		$19,331	$20,059	$58,262	$61,796

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$16,865	$17,952	$52,284	$51,324
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,981	$2,277	$8,658	$45,205
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$8,184	$11,726	$6,305	$7,744
Operating lease liabilities	$8,184	$11,708	$6,305	$7,719

Weighted average remaining lease term and discount rate as of September 30, 2021 and 2020 were as follows:

	As of September 30, 2021	As of September 30, 2020
Weighted average remaining lease term, in years:
Operating leases	5.6	5.9
Weighted average discount rate:
Operating leases	2.6%	3.1%
As of September 30, 2021, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2021 (excluding nine months ended September 30, 2021)	$15,890
2022	50,537
2023	39,323
2024	32,968
2025	23,688
Thereafter	52,227
Total lease payments	214,633
Less: imputed interest	(13,903)
Total	$200,730
The Company had committed to payments of $8.1 million related to operating lease agreements that had not yet commenced as of September 30, 2021. These operating leases will commence on various dates during 2021 with lease terms ranging from 0.3 to 5.8 years. The Company did not have any material finance lease agreements that had not yet commenced.

7.DEBT
Revolving Credit Facility — On May 24, 2017, the Company entered into an unsecured credit facility (the “2017 Credit Facility”), as may be amended from time to time, with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Fifth Third Bank and Santander Bank, N.A. (collectively the “Lenders”). The 2017 Credit Facility provided for a borrowing capacity of $300.0 million, with potential to increase the borrowing capacity up to $400.0 million if certain conditions are met. The 2017 Credit Facility was scheduled to mature on May 24, 2022.

Borrowings under the 2017 Credit Facility could have been denominated in U.S. dollars or up to a maximum of $100.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2017 Credit Facility bore interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate was equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, and (c) the Daily LIBOR Rate, plus 1.0%. As of September 30, 2021, the Company’s outstanding borrowings were subject to a LIBOR-based interest rate which resets regularly at issuance, based on lending terms.
The 2017 Credit Facility included customary business and financial covenants that may have restricted the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default had occurred or would have been triggered. As of September 30, 2021, the Company was in compliance with all covenants contained in the 2017 Credit Facility.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2017 Credit Facility:

	As of September 30, 2021	As of December 31, 2020
Outstanding debt	$25,000	$25,000
Interest rate	1.1%	1.2%
Available borrowing capacity	$275,000	$275,000
Maximum borrowing capacity	$300,000	$300,000
On October 21, 2021, the Company replaced the 2017 Credit Facility with a new unsecured credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Santander Bank, N.A.; and Raiffeisen Bank International AG (collectively the “Lenders”). The 2021 Credit Agreement provides for a revolving credit facility (the “2021 Revolving Facility”) with a borrowing capacity of $700.0 million, with potential to increase the borrowing capacity up to $1,000.0 million if certain conditions are met. The 2021 Credit Agreement matures on October 21, 2026.
Borrowings under the 2021 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $150.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2021 Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily LIBOR Rate, plus 1.0%, so long as the Daily LIBOR Rate is offered, ascertainable and not unlawful.
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of the date of this report, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.

8.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$569,331	$20,959	$1,078	$591,368
Europe	21,968	301,736	103	323,807
CIS	1,562	—	43,416	44,978
APAC	1,001	27,385	—	28,386
Revenues	$593,862	$350,080	$44,597	$988,539

	Nine Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$1,532,428	$53,658	$3,001	$1,589,087
Europe	61,338	812,886	236	874,460
CIS	4,828	14	107,973	112,815
APAC	2,143	72,175	—	74,318
Revenues	$1,600,737	$938,733	$111,210	$2,650,680

	Three Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$378,493	$10,853	$630	$389,976
Europe	11,278	203,255	—	214,533
CIS	1,433	16	28,590	30,039
APAC	401	17,294	—	17,695
Revenues	$391,605	$231,418	$29,220	$652,243

	Nine Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
North America	$1,126,970	$32,107	$2,665	$1,161,742
Europe	32,805	615,843	6	648,654
CIS	6,223	32	70,722	76,977
APAC	1,538	47,074	—	48,612
Revenues	$1,167,536	$695,056	$73,393	$1,935,985

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$100,631	$98,711	$31,542	$230,884
Travel & Consumer	98,494	91,197	7,875	197,566
Software & Hi-Tech	146,532	27,103	662	174,297
Business Information & Media	100,536	71,953	500	172,989
Life Sciences & Healthcare	85,534	10,374	155	96,063
Emerging Verticals	62,135	50,742	3,863	116,740
Revenues	$593,862	$350,080	$44,597	$988,539

	Nine Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$253,713	$262,716	$77,251	$593,680
Travel & Consumer	252,998	235,552	19,572	508,122
Software & Hi-Tech	406,756	72,010	1,757	480,523
Business Information & Media	280,120	197,142	1,323	478,585
Life Sciences & Healthcare	241,835	36,505	534	278,874
Emerging Verticals	165,315	134,808	10,773	310,896
Revenues	$1,600,737	$938,733	$111,210	$2,650,680

	Three Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$48,415	$68,419	$19,881	$136,715
Travel & Consumer	54,590	51,449	4,135	110,174
Software & Hi-Tech	100,847	17,492	515	118,854
Business Information & Media	84,384	55,228	402	140,014
Life Sciences & Healthcare	66,071	7,963	169	74,203
Emerging Verticals	37,298	30,867	4,118	72,283
Revenues	$391,605	$231,418	$29,220	$652,243

	Nine Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$143,970	$202,668	$49,695	$396,333
Travel & Consumer	161,507	163,769	11,698	336,974
Software & Hi-Tech	303,385	53,803	3,000	360,188
Business Information & Media	246,085	171,712	1,201	418,998
Life Sciences & Healthcare	189,458	22,651	217	212,326
Emerging Verticals	123,131	80,453	7,582	211,166
Revenues	$1,167,536	$695,056	$73,393	$1,935,985

The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$525,372	$303,521	$22,717	$851,610
Fixed-price	64,510	46,070	21,835	132,415
Licensing	3,507	106	36	3,649
Other revenues	473	383	9	865
Revenues	$593,862	$350,080	$44,597	$988,539

	Nine Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,409,463	$803,282	$56,383	$2,269,128
Fixed-price	178,908	133,888	54,651	367,447
Licensing	11,118	420	148	11,686
Other revenues	1,248	1,143	28	2,419
Revenues	$1,600,737	$938,733	$111,210	$2,650,680

	Three Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$348,570	$196,719	$13,844	$559,133
Fixed-price	41,050	34,057	15,314	90,421
Licensing	1,717	242	53	2,012
Other revenues	268	400	9	677
Revenues	$391,605	$231,418	$29,220	$652,243

	Nine Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,054,548	$579,212	$41,412	$1,675,172
Fixed-price	106,760	111,565	30,394	248,719
Licensing	5,445	949	1,520	7,914
Other revenues	783	3,330	67	4,180
Revenues	$1,167,536	$695,056	$73,393	$1,935,985

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 13 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$591,477	$349,984	$44,567	$986,028
Transferred at a point of time	2,385	96	30	2,511
Revenues	$593,862	$350,080	$44,597	$988,539

	Nine Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,593,081	$938,555	$111,127	$2,642,763
Transferred at a point of time	7,656	178	83	7,917
Revenues	$1,600,737	$938,733	$111,210	$2,650,680

	Three Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$390,295	$231,281	$29,174	$650,750
Transferred at a point of time	1,310	137	46	1,493
Revenues	$391,605	$231,418	$29,220	$652,243

	Nine Months Ended September 30, 2020
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,163,678	$694,525	$71,882	$1,930,085
Transferred at a point of time	3,858	531	1,511	5,900
Revenues	$1,167,536	$695,056	$73,393	$1,935,985

During the three and nine months ended September 30, 2021, the Company recognized $13.3 million and $18.0 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $9.1 million and $4.7 million during the three and nine months ended September 30, 2020, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of September 30, 2021. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$14,689	$678	$71	$—	$15,438
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of September 30, 2021	As of December 31, 2020
Contract assets included in Trade receivables and contract assets	$31,217	$7,700
Contract liabilities included in Accrued expenses and other current liabilities	$20,185	$17,383
Contract liabilities included in Other noncurrent liabilities	$156	$94
Contract assets have increased since December 31, 2020 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased since December 31, 2020 due to an increase in advance payments from customers for professional services and licenses during the first nine months of 2021.
During the three and nine months ended September 30, 2021, the Company recognized $1.0 million and $15.3 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2020. During the three and nine months ended September 30, 2020, the Company recognized $0.4 million and $8.3 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2019.

9.STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues (exclusive of depreciation and amortization)	$12,174	$10,854	$34,552	$23,796
Selling, general and administrative expenses	17,013	12,620	43,086	30,998
Total	$29,187	$23,474	$77,638	$54,794

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2021	2,772	$61.71
Options granted	91	$401.02
Options exercised	(418)	$48.05
Options forfeited/cancelled	(12)	$244.02
Options outstanding at September 30, 2021	2,433	$75.85	$1,203,190	3.8

Options vested and exercisable as of September 30, 2021	2,132	$52.97	$1,103,549	3.2
Options expected to vest as of September 30, 2021	280	$236.20	$93,728	8.4
As of September 30, 2021, $20.0 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years.
Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2021:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2021	9	$167.18	686	$162.15	175	$141.16
Awards granted	—	$—	221	$411.89	27	$392.93
Awards vested	—	$—	(274)	$132.67	(86)	$117.80
Awards forfeited/cancelled	—	$—	(33)	$255.14	(3)	$207.46
Unvested service-based awards outstanding at September 30, 2021	9	$167.18	600	$262.54	113	$216.32
As of September 30, 2021, $0.5 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 0.9 years.
As of September 30, 2021, $116.1 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years.
During the nine months ended September 30, 2021, the Company granted 29 thousand service-based equity-classified RSUs in connection with the PolSource acquisition, 3 thousand service-based equity-classified RSUs in connection with the CORE acquisition and 14 thousand service-based equity-classified RSUs in connection with the Other 2021 Acquisitions. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
As of September 30, 2021, $39.1 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.4 years.

The liability associated with the service-based liability-classified RSUs as of September 30, 2021 and December 31, 2020, was $20.4 million and $26.8 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the nine months ended September 30, 2021:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2021	9	$165.87	21	$227.16
Awards granted	—	$—	1	$399.99
Unvested performance-based awards outstanding at September 30, 2021	9	$165.87	22	$233.43
As of September 30, 2021, $0.7 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.9 years.
As of September 30, 2021, $1.8 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.0 years.
During the nine months ended September 30, 2021, in connection with the PolSource acquisition, the Company granted 1 thousand performance-based equity-settled RSUs. Vesting of these performance-based equity-settled RSUs is dependent on continued service and achievement of certain revenue, earnings and operational targets.
Also, in connection with the CORE acquisition, the Company has committed to issuing $34.9 million of equity-settled awards with performance conditions to be granted at future stock prices over the next 3.4 years. These awards have a two year vesting period post issuance.
Additionally, during the nine months ended September 30, 2021, the Company issued certain performance-based equity-settled RSUs with undetermined conditions for future vesting, which are not deemed granted and outstanding for accounting purposes, and therefore they have been excluded from the awards granted disclosure and recognized expense for the period presented. The Company issued 5 thousand of such performance-based equity-settled RSUs in connection with the PolSource acquisition and 2 thousand of such performance-based equity-settled RSUs in connection with the Other 2021 Acquisitions. See Note 2 “Acquisitions” in the condensed consolidated interim financial statements for additional information regarding business acquisitions.
As of September 30, 2021, the Company has committed to issuing 6 thousand RSUs to employees of PolSource and future RSU awards valued at $3.8 million to employees of Other 2021 Acquisitions at various dates over the next 12 months. As of September 30, 2021, these awards were not considered granted for accounting purposes.

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
The Company’s worldwide effective tax rates for the three months ended September 30, 2021 and 2020 were 14.6% and 14.0%, respectively, and 9.1% and 12.6% during the nine months ended September 30, 2021 and 2020, respectively.

The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $10.4 million and $9.2 million during the three months ended September 30, 2021 and 2020, respectively, and $52.8 million and $29.0 million during the nine months ended September 30, 2021 and 2020, respectively.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$115,656	$89,432	$339,373	$241,621
Numerator for basic and diluted earnings per share	$115,656	$89,432	$339,373	$241,621

Denominator:
Weighted average common shares for basic earnings per share	56,649	55,884	56,429	55,625
Net effect of dilutive stock options, restricted stock units and restricted stock awards	2,554	2,732	2,570	2,716
Weighted average common shares for diluted earnings per share	59,203	58,616	58,999	58,341

Net income per share:
Basic	$2.04	$1.60	$6.01	$4.34
Diluted	$1.95	$1.53	$5.75	$4.14
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 8 thousand and 35 thousand during the three and nine months ended September 30, 2021, respectively.
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 3 thousand and 40 thousand during the three and nine months ended September 30, 2020, respectively.

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
Building Acquisition Commitments — During the year ended December 31, 2019, the Company entered into an agreement to purchase office space in Ukraine intended to support the global delivery center in that country. The agreement is subject to completion of construction and other ordinary closing conditions. As of September 30, 2021, the Company has committed to making future payments totaling approximately $34.9 million including VAT to the sellers upon transfer of the building. The Company anticipates gaining control of the building and making the future payments during the fourth quarter of 2021.

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

Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment revenues:
North America	$593,862	$391,605	$1,600,737	$1,167,536
Europe	350,080	231,418	938,733	695,056
Russia	44,597	29,220	111,210	73,393
Total segment revenues	$988,539	$652,243	$2,650,680	$1,935,985
Segment operating profit/(loss):
North America	$122,232	$87,272	$327,595	$248,951
Europe	60,952	43,018	162,477	109,223
Russia	10,541	2,958	17,549	(2,168)
Total segment operating profit	$193,725	$133,248	$507,621	$356,006
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three and nine months ended September 30, 2021 and 2020.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total segment operating profit:	$193,725	$133,248	$507,621	$356,006
Unallocated amounts:
Stock-based compensation expense	(29,187)	(23,474)	(77,638)	(54,794)
Amortization of intangibles assets	(4,684)	(3,086)	(11,785)	(9,215)
Other acquisition-related expenses	(1,553)	(243)	(5,585)	(859)
Other unallocated expenses	(14,177)	(10,049)	(35,964)	(23,807)
Income from operations	144,124	96,396	376,649	267,331
Interest and other (loss)/income, net	(5,325)	1,672	2,629	5,875
Foreign exchange (loss)/gain	(3,441)	5,896	(5,835)	3,253
Income before provision for income taxes	$135,358	$103,964	$373,443	$276,459

Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of September 30, 2021	As of December 31, 2020
Belarus	$78,468	$73,988
Ukraine	25,816	30,980
Russia	15,982	15,036
United States	15,362	15,718
India	7,430	7,079
Poland	6,576	5,434
Hungary	5,662	5,365
Spain	2,810	2,799
Mexico	2,734	2,419
China	2,126	2,722
Germany	2,007	346
Other	11,908	7,647
Total	$176,881	$169,533

The table below presents information about the Company’s revenues by customer location for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$564,116	$371,366	$1,514,636	$1,106,459
United Kingdom	126,282	77,519	332,485	251,928
Switzerland	66,659	50,399	198,021	144,158
Netherlands	39,607	28,827	109,339	81,973
Russia	42,656	27,963	106,079	69,372
Germany	31,292	22,172	79,053	62,163
Canada	25,843	18,219	72,133	52,724
Other locations	92,084	55,778	238,934	167,208
Total	$988,539	$652,243	$2,650,680	$1,935,985

14.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency translation
Beginning balance	$(29,062)	$(48,743)	$(28,168)	$(32,666)
Foreign currency translation	(12,531)	(907)	(14,024)	(20,307)
Income tax benefit	1,770	1,106	2,369	4,429
Foreign currency translation, net of tax	(10,761)	199	(11,655)	(15,878)
Ending balance	$(39,823)	$(48,544)	$(39,823)	$(48,544)
Cash flow hedging instruments
Beginning balance	$1,601	$(1,630)	$3,642	$1,292
Unrealized (loss)/gain in fair value	(3,995)	445	(10,070)	(815)
Net gain/(loss) reclassified into Cost of revenues (exclusive of depreciation and amortization)	1,318	(1,094)	4,755	(3,605)
Income tax benefit	610	151	1,207	1,000
Cash flow hedging instruments, net of tax	(2,067)	(498)	(4,108)	(3,420)
Ending balance(1)	$(466)	$(2,128)	$(466)	$(2,128)
Defined benefit plans
Beginning balance	$(1,612)	$—	$(986)	$—
Actuarial losses	—	—	(811)	—
Income tax benefit	—	—	185	—
Defined benefit plans, net of tax	—	—	(626)	—
Ending balance	$(1,612)	$—	$(1,612)	$—
Accumulated other comprehensive loss	$(41,901)	$(50,672)	$(41,901)	$(50,672)
(1) As of September 30, 2021, the ending balance of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

15.SUBSEQUENT EVENTS
Acquisition — On November 3, 2021, the Company completed the acquisition of 98.69% of Emakina Group SA and its subsidiaries. In aggregate, the Company paid approximately $143.3 million in cash at closing. In addition, the Company expects to grant service-based RSUs and stock options valued at up to $19.7 million to employees of the acquired companies.
Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. The Company expects to complete the initial accounting for these acquisitions during the fourth quarter of 2021.
Revolving Line of Credit — On October 21, 2021, the Company entered into the 2021 Credit Agreement. See Note 7 “Debt” for more information.

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

Executive Summary
We are a leading global provider of digital platform engineering and software development services to many of the world’s leading organizations.
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
The COVID-19 global pandemic remained a significant source of disruption and uncertainty during the third quarter of 2021. To ensure both safety and business continuity, the vast majority of our personnel remain in productive and secure remote working arrangements so they are able to continue to respond to the rapidly changing needs and demands of our customers. During the third quarter of 2021, we continued to experience increased demand in our geographies, segments, and service offerings, as detailed below under the heading “Year-to-Date 2021 Developments and Trends,” but we cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition.
For additional information on the impact of the COVID-19 pandemic on our results for the first nine months of 2021, please see “Year-to-Date 2021 Developments and Trends” and “Liquidity and Capital Resources” below. For further information on the various risks posed by the COVID-19 pandemic, please read “Part I. Item 1A. Risk Factors” under the sub-heading “Risks Related to COVID-19” which is included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Year-to-Date 2021 Developments and Trends
For the first nine months of 2021, our revenues were $2,650.7 million, an increase of 36.9% over $1,936.0 million reported for the same period of 2020. We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings which allowed us to continue to grow revenues despite challenges posed by the worldwide COVID-19 pandemic. Certain clients and certain industry verticals were adversely impacted by the worldwide COVID-19 pandemic in 2020. However, in 2021 we are experiencing strong growth across all of our verticals with all of the verticals growing above 30% year over year, with the exception of the Business Information & Media vertical which grew 14.2% year over year.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands, except per share data and percentages)
Revenues	$988,539	100.0%	$652,243	100.0%	$2,650,680	100.0%	$1,935,985	100.0%
Income from operations	$144,124	14.6%	$96,396	14.8%	$376,649	14.2%	$267,331	13.8%
Net income	$115,656	11.7%	$89,432	13.7%	$339,373	12.8%	$241,621	12.5%
Effective tax rate	14.6%		14.0%		9.1%		12.6%
Diluted earnings per share	$1.95		$1.53		$5.75		$4.14
The key highlights of our consolidated results for the three and nine months ended September 30, 2021, as compared to the corresponding period of 2020, were as follows:
•Revenues for the third quarter of 2021 were $988.5 million, representing a 51.6% increase from $652.2 million reported in the same period last year. Revenue growth was strong in the third quarter of 2021 as a result of robust demand for our services as well as a favorable comparison to the third quarter of 2020 which was adversely impacted by the COVID-19 pandemic. The third quarter of 2021 was positively impacted by $5.8 million or 0.9% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenues for the first nine months of 2021 were $2,650.7 million, or a 36.9% increase from $1,936.0 million reported in the corresponding period last year. Revenue growth in the first nine months of 2021 was positively impacted by $48.2 million or 2.5% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenue growth also benefited from a favorable comparison to the first nine months of 2020 which was adversely impacted by the COVID-19 pandemic. Growth from acquisitions contributed $32.6 million and $54.5 million to our revenues for the three and nine months ended September 30, 2021, respectively.
•Income from operations grew 49.5% and 40.9% to $144.1 million and $376.6 million during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. Expressed as a percentage of revenues, income from operations for the third quarter of 2021 decreased to 14.6% compared to 14.8% in the third quarter last year and increased to 14.2% for the first nine months of 2021 as compared to 13.8% for the corresponding period in 2020. During the three and nine months ended September 30, 2021, income from operations as a percentage of revenues was positively impacted by reduced facility-related expenses as a percentage of revenues and negatively impacted by higher levels of accrued variable compensation. Income from operations as a percentage of revenues for the first nine months of 2020 was negatively impacted by an increase in Cost of revenues as a percentage of revenues attributable to temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic which was partially offset by a reduction in travel-related expenses reported in Cost of revenues and a reduction in travel-related, recruitment, and facilities expenses reported in Selling, general and administrative expenses.
•Our effective tax rate was 14.6% and 9.1% for the three and nine months ended September 30, 2021, respectively, and 14.0% and 12.6% for the three and nine months ended September 30, 2020, respectively. The increase in the effective tax rate in the three months ended September 30, 2021, as compared to the corresponding period in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income, which were partially offset by a $3.4 million one-time benefit from the recognition of certain tax credits during the three months ended September 30, 2021. The decrease in the effective tax rate in the nine months ended September 30, 2021, as compared to the corresponding period in the prior year, is primarily attributable to higher excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income as well as the one-time benefit from the recognition of certain tax credits during the three months ended September 30, 2021.

•Net income increased 29.3% to $115.7 million for the three months ended September 30, 2021, compared to $89.4 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 11.7% for the third quarter of 2021, a decrease of 2.0% compared to 13.7% reported in the corresponding period of 2020. Net income grew 40.5% during the nine months ended September 30, 2021 as compared to the corresponding period in the prior year primarily due to the improvement in income from operations and the decrease in our effective tax rate.
•Diluted earnings per share was $1.95 and $5.75 for the three and nine months ended September 30, 2021, respectively, an increase of $0.42 and $1.61 compared to the corresponding period last year.
•Cash provided by operating activities was $287.7 million during the nine months ended September 30, 2021 as compared to cash provided by operating activities of $385.0 million in the corresponding period last year. This decrease was largely driven by an increase in days sales outstanding and increased income tax payments during the first nine months of 2021 compared to the same period in 2020.
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
During the three and nine months ended September 30, 2021, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands, except percentages and per share data)
Revenues	$988,539	100.0%	$652,243	100.0%	$2,650,680	100.0%	$1,935,985	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	653,374	66.1%	423,388	64.9%	1,756,430	66.3%	1,266,730	65.4%
Selling, general and administrative expenses(2)	169,498	17.1%	116,530	17.9%	457,797	17.3%	355,829	18.4%
Depreciation and amortization expense	21,543	2.2%	15,929	2.4%	59,804	2.2%	46,095	2.4%
Income from operations	144,124	14.6%	96,396	14.8%	376,649	14.2%	267,331	13.8%
Interest and other (loss)/income, net	(5,325)	(0.5)%	1,672	0.3%	2,629	0.1%	5,875	0.3%
Foreign exchange (loss)/gain	(3,441)	(0.4)%	5,896	0.8%	(5,835)	(0.2)%	3,253	0.2%
Income before provision for income taxes	135,358	13.7%	103,964	15.9%	373,443	14.1%	276,459	14.3%
Provision for income taxes	19,702	2.0%	14,532	2.2%	34,070	1.3%	34,838	1.8%
Net income	$115,656	11.7%	$89,432	13.7%	$339,373	12.8%	$241,621	12.5%
Effective tax rate	14.6%		14.0%		9.1%		12.6%
Diluted earnings per share	$1.95		$1.53		$5.75		$4.14

(1)Includes $12,174 and $10,854 of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, and $34,552 and $23,796 of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.
(2)Includes $17,013 and $12,620 of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, and $43,086 and $30,998 of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.

Consolidated Results Review
Revenues
During the three months ended September 30, 2021, our total revenues grew to $988.5 million or 51.6% compared to the corresponding period in 2020. Revenues have been positively impacted by growth from acquisitions, which contributed 5.0% to our revenue growth, and by fluctuations in foreign currency exchange rates which increased our revenue growth by 0.9% during the three months ended September 30, 2021 as compared to the same period last year. Revenue growth slowed in the third quarter of 2020 as a result of deterioration in economic conditions for our customers related to the COVID-19 pandemic.
During the nine months ended September 30, 2021, our total revenues grew 36.9% over the corresponding period in 2020. The first nine months of 2021 were positively impacted by growth from acquisitions, which contributed 2.8% to our revenue growth, and by fluctuations in foreign currency exchange rates which increased our revenue growth by $48.2 million or 2.5% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenue growth slowed in the first nine months of 2020 as a result of deterioration in economic conditions for our customers related to the COVID-19 pandemic.

Revenues by customer location for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in thousands, except percentages)				(in thousands, except percentages)
North America(1)	$591,368	59.8%	$389,976	59.8%	$1,589,087	60.0%	$1,161,742	60.0%
Europe	323,807	32.8%	214,533	32.9%	874,460	32.9%	648,654	33.5%
CIS(2)	44,978	4.5%	30,039	4.6%	112,815	4.3%	76,977	4.0%
APAC(3)	28,386	2.9%	17,695	2.7%	74,318	2.8%	48,612	2.5%
Revenues	$988,539	100.0%	$652,243	100.0%	$2,650,680	100.0%	$1,935,985	100.0%

(1)North America includes revenues from customers in North and South America.
(2)CIS includes revenues from customers in Russia, Belarus, Georgia, Kazakhstan, and Ukraine.
(3)APAC includes revenues from customers in East Asia, Southeast Asia and Australia.
During the three and nine months ended September 30, 2021, the United States continued to be our largest customer location, with revenues increasing 51.9% to $564.1 million during the third quarter of 2021 from $371.4 million in the third quarter of 2020. During the nine months ended September 30, 2021, revenues in the United States grew 36.9% to $1,514.6 million compared to $1,106.5 million in the same period of the prior year.
The top three revenue contributing customer location countries in Europe were the United Kingdom, Switzerland and Netherlands, generating $126.3 million, $66.7 million and $39.6 million in revenues, respectively, during the three months ended September 30, 2021. Revenues from customers in these three countries were $77.5 million, $50.4 million, and $28.8 million, respectively, in the corresponding period last year. Revenues in the European geography were positively impacted by strengthening of the euro and the British pound relative to the U.S. dollar during the three months ended September 30, 2021 compared to the same period in the previous year. During the nine months ended September 30, 2021, United Kingdom, Switzerland and Netherlands performed as Europe’s top revenue generating locations and contributed $332.5 million, $198.0 million, and $109.3 million, respectively, compared to $251.9 million, $144.2 million, and $82.0 million in the corresponding period of the prior year, respectively.
During the three months ended September 30, 2021, revenues in the CIS geography included $42.7 million from customers in Russia, an increase of $14.7 million as compared to the corresponding period of 2020. The increase in revenues was primarily attributable to growth in the Financial Services vertical and positively impacted by the strengthening of the Russian ruble relative to the U.S. dollar during the three months ended September 30, 2021 compared to the same period in the previous year. During the nine months ended September 30, 2021, customers in Russia comprised $106.1 million of the revenues in the CIS geography, an increase of $36.7 million over the corresponding period of 2020. During the nine months ended September 30, 2021, revenues in the CIS geography benefited from growth in Financial Services, particularly commercial banking, as well as the strengthening of the Russian ruble relative to the U.S. dollar compared to the nine months ended September 30, 2020.
During the three and nine months ended September 30, 2021, revenues from customers in the APAC region increased by $10.7 million, or 60.4% and $25.7 million or 52.9%, respectively, over the corresponding periods of 2020, mainly due to growth in the Financial Services vertical.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, bonuses, fringe benefits, stock-based compensation, project-related travel costs and fees for subcontractors who are assigned to customer projects. Salaries and other compensation expenses of our delivery professionals are reported as cost of revenues regardless of whether the employees are actually performing customer services during a given period. Our employees are a critical resource, necessary for our continued success and therefore we expect to continue hiring talented employees and providing them with competitive compensation programs.

During the three months ended September 30, 2021, cost of revenues (exclusive of depreciation and amortization) was $653.4 million representing an increase of 54.3% from $423.4 million in the corresponding period of 2020. The increase was primarily due to an increase in compensation costs largely driven by the 36.1% growth in the average number of production professionals during the three months ended September 30, 2021 as compared to the same period in 2020. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 66.1% and 64.9% in the third quarter of 2021 and 2020, respectively. The year-over-year increase is primarily due to a 1.5% increase as a percentage of revenues in personnel-related costs including stock-based compensation expense largely driven by a higher level of accrued variable compensation during the third quarter of 2021 as compared to the same period in 2020.
During the nine months ended September 30, 2021, cost of revenues (exclusive of depreciation and amortization) was $1,756.4 million representing an increase of 38.7% from $1,266.7 million in the corresponding period of 2020. The increase was primarily due to an increase in compensation costs largely driven by the 26.4% growth in the average number of production professionals, a higher level of accrued variable compensation during the first nine months of 2021 as compared to the same period in 2020 and a 1.7% unfavorable impact from changing foreign currency exchange rates. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 66.3% and 65.4% for the nine months ended September 30, 2021 and 2020, respectively. The year-over-year increase is primarily due to a 1.7% increase in personnel-related costs including stock-based compensation expense as a percentage of revenues largely driven by a higher level of accrued variable compensation during the first nine months of 2021 as compared to the same period in 2020, partially offset by reduced travel and entertainment expenses.
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
During the three months ended September 30, 2021, selling, general and administrative expenses were $169.5 million representing a 45.5% increase as compared to $116.5 million in the corresponding period of 2020. The increase in selling, general and administrative expenses was primarily driven by a $42.5 million increase in personnel-related costs including stock-based compensation expense. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 0.8% to 17.1% for the three months ended September 30, 2021 as compared to the same period from the prior year, primarily driven by reduced facility-related expenses as a percentage of revenues.
During the nine months ended September 30, 2021, selling, general and administrative expenses were $457.8 million representing an increase of 28.7% as compared to $355.8 million reported in the corresponding period of 2020. The increase in selling, general and administrative expenses was primarily driven by an $87.7 million increase in personnel-related costs including stock-based compensation expense, partially offset by a $1.9 million decrease in facilities and infrastructure expenses. Expressed as a percentage of revenues, selling, general and administrative expenses decreased 1.1% to 17.3% for the nine months ended September 30, 2021 as compared to the same period from the prior year primarily driven by reduced facility-related expenses as a percentage of revenues.
Depreciation and Amortization Expense
During the three and nine months ended September 30, 2021, depreciation and amortization expense was $21.5 million and $59.8 million, respectively, as compared to $15.9 million and $46.1 million, respectively, in the corresponding periods last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees. Expressed as a percentage of revenues, depreciation and amortization expense decreased to 2.2% during both the three and nine months ended September 30, 2021, as compared to 2.4% in both corresponding periods of 2020.
Interest and Other (Loss)/Income, Net
Interest and other (loss)/income, net includes interest earned on cash and cash equivalents and employee loans, gains and losses from certain financial instruments, interest expense related to our 2017 Credit Facility and changes in the fair value of contingent consideration. Interest and other (loss)/income, net decreased from a gain of $1.7 million during the three months ended September 30, 2020 to a loss of $5.3 million during the three months ended September 30, 2021, which is primarily attributable to a $7.0 million increase in the charge from the change in fair value of contingent consideration reflecting improved expectations for the performance of certain acquisitions. There were no material changes in interest and other (loss)/income, net during the nine months ended September 30, 2021 as compared to the same period in 2020.

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
As a company operating in many countries, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $10.4 million and $9.2 million during the three months ended September 30, 2021 and 2020, respectively. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $52.8 million and $29.0 million during the nine months ended September 30, 2021 and 2020, respectively.
Our effective tax rate was 14.6% and 9.1% for the three and nine months ended September 30, 2021, respectively, and 14.0% and 12.6% for the three and nine months ended September 30, 2020, respectively. The increase in the effective tax rate in the three months ended September 30, 2021, as compared to the corresponding period in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income, which were partially offset by a $3.4 million one-time benefit from the recognition of certain tax credits during the three months ended September 30, 2021. The decrease in the effective tax rate in the nine months ended September 30, 2021, as compared to the corresponding period in the prior year, is primarily attributable to higher excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income as well as a $3.4 million one-time benefit from the recognition of certain tax credits during the three months ended September 30, 2021.
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

Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Segment revenues:
North America	$593,862	$391,605	$1,600,737	$1,167,536
Europe	350,080	231,418	938,733	695,056
Russia	44,597	29,220	111,210	73,393
Total segment revenues	$988,539	$652,243	$2,650,680	$1,935,985
Segment operating profit/(loss):
North America	$122,232	$87,272	$327,595	$248,951
Europe	60,952	43,018	162,477	109,223
Russia	10,541	2,958	17,549	(2,168)
Total segment operating profit	$193,725	$133,248	$507,621	$356,006

North America Segment
During the three months ended September 30, 2021, revenues for the North America segment increased $202.3 million, or 51.6%, compared to the same period last year and segment operating profit increased $35.0 million, or 40.1%, compared to the same period last year. During the three months ended September 30, 2021, revenues from our North America segment were 60.1% of total segment revenues, an increase from 60.0% reported in the corresponding period of 2020. The North America segment’s operating profit margin decreased to 20.6% during the third quarter of 2021 from 22.3% in the third quarter of 2020. This decrease is primarily attributable to increases in personnel-related costs, largely driven by a higher level of accrued variable compensation.
During the nine months ended September 30, 2021, revenues for the North America segment increased $433.2 million, or 37.1%, compared to the same period last year and segment operating profit increased $78.6 million, or 31.6%, compared to the same period last year. During the nine months ended September 30, 2021 and 2020, revenues from our North America segment were 60.4% and 60.3% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin decreased to 20.5% during the nine months ended September 30, 2021 as compared to 21.3% in the corresponding period of 2020. This decrease is primarily attributable to increases in personnel-related costs, largely driven by a higher level of accrued variable compensation.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$146,532	$100,847	$45,685	45.3%	$406,756	$303,385	$103,371	34.1%
Business Information & Media	100,536	84,384	16,152	19.1%	280,120	246,085	34,035	13.8%
Financial Services	100,631	48,415	52,216	107.9%	253,713	143,970	109,743	76.2%
Travel & Consumer	98,494	54,590	43,904	80.4%	252,998	161,507	91,491	56.6%
Life Sciences & Healthcare	85,534	66,071	19,463	29.5%	241,835	189,458	52,377	27.6%
Emerging Verticals	62,135	37,298	24,837	66.6%	165,315	123,131	42,184	34.3%
Revenues	$593,862	$391,605	$202,257	51.6%	$1,600,737	$1,167,536	$433,201	37.1%

During the three and nine months ended September 30, 2021 compared to the same period in the prior year, revenues from each vertical in the North America segment, except Business Information & Media, grew in excess of 25%. Software & Hi-Tech remained the largest industry vertical in the North America segment, growing 45.3% and 34.1% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods from the prior year. Financial Services grew 107.9% and 76.2% during the three and nine months ended September 30, 2021, respectively, due to growth in a wealth management customer that was previously one of our top 200 customers and is now one of our top 20 customers. Business Information & Media experienced slower growth during the three and nine months of 2021 compared to the prior year largely due to slower relative growth at several clients where revenues from certain engagements have plateaued. Life Sciences & Healthcare grew 29.5% and 27.6% during the three and nine months ended September 30, 2021, respectively, in part due to the addition of a significant new customer in 2021.
Europe Segment
During the three months ended September 30, 2021, Europe’s segment revenues were $350.1 million, representing an increase of $118.7 million, or 51.3%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the third quarter of 2021. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2020, we would have reported revenue growth of 49.9%. Europe’s segment revenues accounted for 35.4% and 35.5% of total segment revenues during the three months ended September 30, 2021 and 2020, respectively. During the third quarter of 2021, the segment’s operating profit increased 41.7% to $61.0 million compared to the third quarter of 2020. Expressed as a percentage of revenues, Europe’s segment operating profit decreased to 17.4% compared to 18.6% in the same period of the prior year. Segment operating profit was negatively impacted by increased personnel related costs, largely driven by a higher level of accrued variable compensation.
During the nine months ended September 30, 2021, revenues for the Europe segment increased $243.7 million, or 35.1%, compared to the same period last year and segment operating profit increased $53.3 million, or 48.8%, compared to the same period last year. During the nine months ended September 30, 2021 and 2020, revenues from our Europe segment were 35.4% and 35.9% of total segment revenues, respectively. As a percentage of Europe segment revenues, the Europe segment’s operating profit increased to 17.3% during the nine months ended September 30, 2021 from 15.7% in the corresponding period of 2020. During the first nine months of 2021, Europe’s segment operating profit was positively impacted by changes in foreign currency exchange rates, predominantly the euro and British pound, as well as the recognition of $6.4 million in revenues from performance obligations satisfied in previous periods, partially offset by a higher level of accrued variable compensation. During the nine months ended September 30, 2020, segment operating profit was negatively impacted by temporary discounts provided to certain customers experiencing challenging economic conditions due to the impact of the COVID-19 pandemic.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$98,711	$68,419	$30,292	44.3%	$262,716	$202,668	$60,048	29.6%
Travel & Consumer	91,197	51,449	39,748	77.3%	235,552	163,769	71,783	43.8%
Business Information & Media	71,953	55,228	16,725	30.3%	197,142	171,712	25,430	14.8%
Software & Hi-Tech	27,103	17,492	9,611	54.9%	72,010	53,803	18,207	33.8%
Life Sciences & Healthcare	10,374	7,963	2,411	30.3%	36,505	22,651	13,854	61.2%
Emerging Verticals	50,742	30,867	19,875	64.4%	134,808	80,453	54,355	67.6%
Revenues	$350,080	$231,418	$118,662	51.3%	$938,733	$695,056	$243,677	35.1%

Financial Services remained the largest industry vertical in the Europe segment during the three and nine months ended September 30, 2021. Revenues in Travel & Consumer experienced higher growth during the three months ended September 30, 2021 as compared to the corresponding period in 2020 primarily due to increased demand from customers in the retail and distribution industries. During the nine months ended September 30, 2021, revenues in Business Information & Media experienced slower relative growth at several clients where revenues from certain engagements have plateaued compared to the prior year. For the three and nine months ended September 30, 2021, the increase in revenues in the Software & Hi-Tech vertical is largely attributable to the expansion of services provided to one of our top 20 customers. For the nine months ended September 30, 2021, the increase in revenues in Life Sciences & Healthcare is largely due to expansion of services provided to a single healthcare customer. Revenues in Emerging Verticals experienced higher growth primarily attributable to growth in existing customers in the telecommunications, manufacturing and energy industries during the three and nine months ended September 30, 2021.
Russia Segment
During the three months ended September 30, 2021, revenues from our Russia segment accounted for 4.5% of total segment revenues and increased $15.4 million, or 52.6%, as compared to the corresponding period in the prior year. The increase in revenues was primarily attributable to growth in the Financial Services vertical and positively impacted by the strengthening of the Russian ruble relative to the U.S. dollar. During the three months ended September 30, 2021, operating profit from the Russia segment was $10.5 million, representing an increase of $7.6 million, as compared to a $3.0 million operating profit in the corresponding period last year. This increase is attributable to a net benefit in the third quarter of 2021 as compared to the corresponding period of last year from revenues from performance obligations satisfied in previous periods and a benefit from the change in the valuation of the Russian ruble relative to the U.S. dollar.
During the nine months ended September 30, 2021, revenues from our Russia segment increased $37.8 million, or 51.5%, as compared to the corresponding period of 2020 and accounted for 4.2% of total segment revenues. During the nine months ended September 30, 2021, operating profit of the Russia segment was $17.5 million, representing an increase of $19.7 million, as compared to a $2.2 million operating loss in the corresponding period last year. This increase is attributable to a net benefit in the third quarter of 2021 as compared to the corresponding period of last year from revenues from performance obligations satisfied in previous periods and a benefit from the change in the valuation of the Russian ruble relative to the U.S. dollar.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$31,542	$19,881	$11,661	58.7%	$77,251	$49,695	$27,556	55.5%
Travel & Consumer	7,875	4,135	3,740	90.4%	19,572	11,698	7,874	67.3%
Software & Hi-Tech	662	515	147	28.5%	1,757	3,000	(1,243)	(41.4)%
Business Information & Media	500	402	98	24.4%	1,323	1,201	122	10.2%
Life Sciences & Healthcare	155	169	(14)	(8.3)%	534	217	317	146.1%
Emerging Verticals	3,863	4,118	(255)	(6.2)%	10,773	7,582	3,191	42.1%
Revenues	$44,597	$29,220	$15,377	52.6%	$111,210	$73,393	$37,817	51.5%
Revenues in the Russia segment are generally subject to fluctuations and are impacted by the timing of revenue recognition associated with the execution of contracts and the foreign currency exchange rate of the Russian ruble to the U.S. dollar. Revenues in the Financial Services vertical primarily benefited from increased revenues from customers in the banking sector during the three and nine months of 2021 compared to the same periods in 2020. Revenues in the Travel & Consumer vertical benefited during the three and nine months ended September 30, 2021 from increased revenues from a single retailer. There have been no significant changes in the other verticals during the three and nine months ended September 30, 2021 as compared to the same period in 2020.
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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $1,266.6 million as well as $275.0 million of available borrowings under our revolving credit facility.
We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia, Georgia and Uzbekistan, where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets and bank deposits made by corporate entities are not insured. As of September 30, 2021, the total amount of cash held in these countries was $194.1 million and, of this amount, $65.3 million was held in Belarus. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.
As of September 30, 2021, we had outstanding borrowings of $25.0 million under the 2017 Credit Facility, and were in compliance with all covenants specified under the 2017 Credit Facility. On October 21, 2021, we replaced the 2017 Credit Facility with the 2021 Credit Agreement which provides for the 2021 Revolving Facility with a borrowing capacity of $700.0 million, with potential to increase the borrowing capacity up to $1,000.0 million if certain conditions are met. See Note 7 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$287,713	$384,975
Net cash used in investing activities	(158,492)	(149,247)
Net cash used in financing activities	(14,498)	(1,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,691)	(10,110)
Net increase in cash, cash equivalents and restricted cash	102,032	224,535
Cash, cash equivalents and restricted cash, beginning of period	1,323,533	937,688
Cash, cash equivalents and restricted cash, end of period	$1,425,565	$1,162,223
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2021 was $287.7 million, a decrease of $97.3 million compared to $385.0 million provided by operating activities in the corresponding period of 2020. This decrease was largely driven by an increase in days sales outstanding as well as increased income tax payments during the first nine months of 2021 compared to the same period in 2020.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 was $158.5 million compared to $149.2 million used in the same period in 2020. During the first nine months of 2021, the cash used in investing activities was primarily attributable to $161.0 million used for the acquisitions of businesses, net of cash acquired, compared to $18.9 million used for the acquisitions of businesses, net of cash acquired, during the first nine months of 2020. Cash used for capital expenditures was $54.9 million during the first nine months of 2021 compared to cash used for capital expenditures of $50.3 million during the comparable period in 2020. Additionally, net cash used in investing activities was positively impacted by the maturity of $60.0 million of time deposits during the first nine months of 2021 and negatively impacted by the $60.0 million use of cash to purchase these time deposits during the first nine months of 2020. Furthermore, $2.5 million was used for purchases of non-marketable securities during the first nine months of 2021 compared to $20.5 million used in the same period in 2020.
Financing Activities
Net cash used in financing activities was $14.5 million in the first nine months of 2021 compared to $1.1 million net cash used in financing activities in the same period of 2020. During the first nine months of 2021, we received cash from the exercises of stock options issued under our long-term incentive plans of $20.2 million, compared to $23.0 million received in the corresponding period of 2020. These cash inflows were offset by cash used for the payments of withholding taxes related to net share settlements of restricted stock units of $34.1 million in the first nine months of 2021, compared to $16.2 million paid in the corresponding period of 2020. Additionally, the first nine months of 2021 included payment of $0.8 million for contingent consideration compared to payment of $7.9 million of contingent consideration during the first nine months of 2020.
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
We maintain our cash, cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk and we do not anticipate non-performance by the counterparties. We have cash in banks in Belarus, Russia, Ukraine, Kazakhstan, Armenia, Uzbekistan and Georgia, where the banking sector remains subject to periodic instability. Banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of September 30, 2021, $194.1 million of our total cash was kept in banks in these countries, of which $65.3 million was held in Belarus. In this region, and particularly in Belarus, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in the region, which could adversely affect our business and financial condition. Cash in this region is used for operational needs and cash balances in those banks change with the operating needs of our entities in the region. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our business operations, we distribute the excess funds into markets with more developed banking sectors.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at September 30, 2021. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress resulting from the COVID-19 pandemic, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates on our cash and cash equivalent deposits and paid on any outstanding balance on our borrowings, mainly under our credit facility, which is subject to a variety of rates depending on the type and timing of funds borrowed. We do not believe we are exposed to material direct risks associated with changes in interest rates related to these deposits and borrowings.
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
During the quarter ended September 30, 2021, foreign exchange loss was $3.4 million compared to a gain of $5.9 million reported in the corresponding period last year. The loss was largely driven by the strengthening of the euro during the third quarter of 2021. During the nine months ended September 30, 2021, foreign exchange loss was $5.8 million compared to a gain of $3.3 million in the corresponding period last year.
During the quarter ended September 30, 2021, approximately 34.7% of consolidated revenues and 43.5% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty and Indian rupee transactions. As of September 30, 2021, the net unrealized gain from these hedges was $0.6 million.

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
During the third quarter of 2021, we reported revenue growth of 51.6% over the third quarter of 2020. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2020, we would have reported revenue growth of 50.7%. Our revenues benefited from appreciation of the euro, British pound, Russian ruble and Canadian dollar relative to the U.S. dollar. During the third quarter of 2021, we reported a net income increase of 29.3% over the third quarter of 2020. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2020, we would have reported a net income increase of 26.1%. Net income was most positively impacted by appreciation of the euro and British pound relative to the U.S. dollar partially offset by the negative impact from the appreciation of the Russian ruble relative to the U.S. dollar.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 4, 2021

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)