Form 10-Q
period 2022-03-31
EPAM Systems, Inc.
filed 2022-05-10
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 29, 2022
Common Stock, par value $0.001 per share	57,151,133 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of March 31, 2022	As of December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,276,461	$1,446,625
Trade receivables and contract assets, net of allowance of $14,229 and $5,521, respectively	901,260	768,928
Prepaid and other current assets	89,032	53,927
Total current assets	2,266,753	2,269,480
Property and equipment, net	219,639	236,214
Operating lease right-of-use assets, net	175,514	184,841
Intangible assets, net	97,569	101,143
Goodwill	534,136	530,723
Deferred tax assets	161,302	143,928
Other noncurrent assets	52,657	56,898
Total assets	$3,507,570	$3,523,227

Liabilities
Current liabilities
Accounts payable	$19,406	$24,847
Accrued compensation and benefits expenses	408,789	502,997
Accrued expenses and other current liabilities	177,872	142,014
Short-term debt	9,900	16,018
Income taxes payable, current	20,264	27,440
Operating lease liabilities, current	47,021	50,104
Total current liabilities	683,252	763,420
Long-term debt	30,550	30,234
Income taxes payable, noncurrent	44,103	42,454
Operating lease liabilities, noncurrent	140,814	142,802
Other noncurrent liabilities	55,095	48,480
Total liabilities	953,814	1,027,390
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 57,153 and 56,868 shares issued, 57,133 and 56,849 shares outstanding at March 31, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	719,122	711,912
Retained earnings	1,919,251	1,829,532
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(86,150)	(54,207)
Total EPAM Systems Inc. stockholders’ equity	2,552,103	2,487,117
Noncontrolling interest in consolidated subsidiaries	1,653	8,720
Total stockholders’ equity	2,553,756	2,495,837
Total liabilities and stockholders’ equity	$3,507,570	$3,523,227

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$1,171,614	$780,775
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	780,836	519,328
Selling, general and administrative expenses	237,277	136,389
Depreciation and amortization expense	24,259	17,807
Income from operations	129,242	107,251
Interest and other (loss)/income, net	(165)	5,374
Foreign exchange (loss)/gain	(22,785)	2,299
Income before provision for income taxes	106,292	114,924
Provision for income taxes	16,573	5,878
Net income	$89,719	$109,046

Net income per share:
Basic	$1.58	$1.94
Diluted	$1.52	$1.86
Shares used in calculation of net income per share:
Basic	56,915	56,170
Diluted	58,941	58,778

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$89,719	$109,046
Other comprehensive loss:
Change in foreign currency translation adjustments, net of tax	(30,552)	(10,531)
Change in unrealized loss on hedging instruments, net of tax	(1,391)	(4,081)
Defined benefit pension plans - actuarial loss, net of tax	—	(626)
Other comprehensive loss	(31,943)	(15,238)
Comprehensive income	$57,776	$93,808

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiaries	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2022	56,849	$57	$711,912	$1,829,532	20	$(177)	$(54,207)	$8,720	$2,495,837
Restricted stock units vested	193	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(67)	—	(18,376)	—	—	—	—	—	(18,376)
Stock-based compensation expense	—	—	22,702	—	—	—	—	—	22,702
Exercise of stock options	158	—	2,884	—	—	—	—	—	2,884
Other comprehensive loss	—	—	—	—	—	—	(31,943)	—	(31,943)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(7,067)	(7,067)
Net income	—	—	—	89,719	—	—	—	—	89,719
Balance, March 31, 2022	57,133	$57	$719,122	$1,919,251	20	$(177)	$(86,150)	$1,653	$2,553,756

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiaries	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2021	56,108	$56	$660,771	$1,347,880	20	$(177)	$(25,512)	$—	$1,983,018
Restricted stock units vested	248	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(84)	—	(31,935)	—	—	—	—	—	(31,935)
Stock-based compensation expense	—	—	14,624	—	—	—	—	—	14,624
Exercise of stock options	109	—	4,424	—	—	—	—	—	4,424
Other comprehensive loss	—	—	—	—	—	—	(15,238)	—	(15,238)
Net income	—	—	—	109,046	—	—	—	—	109,046
Balance, March 31, 2021	56,381	$56	$647,884	$1,456,926	20	$(177)	$(40,750)	$—	$2,063,939

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$89,719	$109,046
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization expense	24,259	17,807
Operating lease right-of-use assets amortization expense	14,787	15,676
Bad debt expense	8,675	2,925
Deferred taxes	(10,830)	6,692
Stock-based compensation expense	7,112	24,553
Unrealized loss on derivative	41,369	—
Impairment charges	20,401	—
Other	3,361	(4,926)
Changes in assets and liabilities:
Trade receivables and contract assets	(144,783)	(89,395)
Prepaid and other assets	(9,515)	(8,581)
Accounts payable	(4,633)	(3,166)
Accrued expenses and other liabilities	(74,929)	(15,830)
Operating lease liabilities	(14,171)	(16,065)
Income taxes payable	(2,670)	(25,909)
Net cash (used in)/provided by operating activities	(51,848)	12,827
Cash flows from investing activities:
Purchases of property and equipment	(23,274)	(11,186)
Proceeds from short-term investments	—	60,000
Acquisition of business, net of cash acquired (Note 3)	(8,207)	—
Purchases of non-marketable securities	—	(1,044)
Other investing activities, net	(3,082)	691
Net cash (used in)/provided by investing activities	(34,563)	48,461
Cash flows from financing activities:
Proceeds from stock option exercises	3,395	4,373
Payments of withholding taxes related to net share settlements of restricted stock units	(3,876)	(3,304)
Proceeds from debt	1,931	—
Repayment of debt	(6,836)	—
Payment of contingent consideration for previously acquired business	(207)	—
Purchase of noncontrolling interest	(2,146)	—
Other financing activities, net	(1,865)	260
Net cash (used in)/provided by financing activities	(9,604)	1,329
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45,407)	(11,856)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(141,422)	50,761
Cash, cash equivalents and restricted cash, beginning of period	1,449,347	1,323,533
Cash, cash equivalents and restricted cash, end of period	$1,307,925	$1,374,294

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
Balance sheet classification
Cash and cash equivalents	$1,276,461	$1,446,625
Restricted cash in Prepaid and other current assets	29,416	495
Restricted cash in Other noncurrent assets	2,048	2,227
Total restricted cash	31,464	2,722
Total cash, cash equivalents and restricted cash	$1,307,925	$1,449,347

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data and as otherwise disclosed)

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading digital transformation services and product engineering company, providing digital platform engineering and software development services to customers located around the world, primarily in North America, Europe, and Asia. The Company’s industry expertise includes financial services, travel and consumer, software and hi-tech, business information and media, life sciences and healthcare, as well as several other industries. The Company is incorporated in Delaware with headquarters in Newtown, Pennsylvania.
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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the periods presented.
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

The Company has cash in several countries, including Russia, Ukraine and Belarus, which could be impacted by the invasion of Ukraine (see Note 2, “Impact of the Invasion of Ukraine”) and where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2022, the Company had $59.5 million of cash and cash equivalents in banks in Russia, $51.0 million of cash and cash equivalents in banks in Belarus, and $28.3 million of cash and cash equivalents in banks in Ukraine. Also, as of March 31, 2022, the Company had an additional $28.9 million of cash in a bank in Belarus which could not be accessed due to an administrative review by the bank. Based on the inability to access this $28.9 million of cash on demand, the Company has classified this amount as restricted cash included in Prepaid and other current assets in its condensed consolidated balance sheets as of March 31, 2022. These funds were made available to EPAM in full during April and substantially all of these funds were transferred to another bank in the country. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. A banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition. Cash in these countries is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors.

Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited. Historically, credit losses and write-offs of trade receivables have not been material to the consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, the Company’s credit losses and write-offs of trade receivables could increase, which would negatively impact its results of operations. See Note 2 “Impact of the Invasion of Ukraine” for further discussion regarding trade receivables and contract assets from customers located in Russia.
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
The Company’s international operations expose it to foreign currency exchange rate changes that could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. The Company is exposed to fluctuations in foreign currency exchange rates primarily related to trade receivables from sales in foreign currencies and cash outflows for expenditures in foreign currencies. The Company’s results of operations, primarily revenues and expenses denominated in foreign currencies, can be affected if any of the currencies which are used materially in the Company’s business, appreciate or depreciate against the U.S. dollar. The Company has a hedging program whereby it entered into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty, Indian rupee and Hungarian forint transactions. See Note 6, “Derivative Financial Instruments” for further discussion regarding the Company’s termination of the hedging program for the Russian ruble.
Interest rate risk — The Company’s exposure to market risk is influenced by the changes in interest rates received on cash and cash equivalent deposits and short-term investments and paid on any outstanding balance on the Company’s borrowings, mainly under the 2021 Credit Agreement, which is subject to a variety of rates depending on the type and timing of funds borrowed (See Note 8 “Debt”). The Company does not believe it is exposed to material direct risks associated with changes in interest rates related to these deposits and borrowings.
Adoption of New Accounting Standards
There were no recently adopted accounting standards which had a material impact on the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows.
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

2.     IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has called for an immediate end to this unlawful and unconscionable attack. As of March 31, 2022, the Company had $74.9 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $50.4 million, laptops with a net book value of $15.3 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $8.5 million, and leasehold improvements located throughout Ukraine with a net book value of $0.7 million. Additionally, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $18.8 million as of March 31, 2022. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.

On March 4, 2022, in addition to the Company’s donations, and the work of EPAM volunteers on the ground, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. During the three months ended March 31, 2022, the Company expensed $25.7 million related to this commitment including special cash payments to support impacted employees, financial and medical support for impacted families, travel, meals and lodging expenses, and donations to third-party humanitarian organizations. Of this expensed amount, $19.2 million is classified in Cost of revenues (exclusive of depreciation and amortization) and $6.5 million is classified in Selling, general and administrative expense on the condensed consolidated financial statements for the three months ended March 31, 2022.
In response to the attacks on Ukraine, EPAM announced on March 4, 2022, it would discontinue services to customers located in Russia. Based on this change in facts and circumstances, the long-term cash flow forecast for the Company’s operations in Russia and its Russia reporting unit were significantly reduced. The reduction in the long-term cash flow forecasts indicated that the carrying amounts of goodwill and long-lived assets associated with the Company’s Russia reporting unit and operations in Russia may not be recoverable, and the carrying value of these assets was tested for impairment. The Company relied on the income approach to estimate the fair values of the Russia reporting unit and long-lived assets and considered multiple scenarios including the continuing operation and exit of operations in Russia. Reflecting the negative long-term cash flow forecasts associated with these assets that each of these scenarios produced, during the three months ended March 31, 2022, the Company recorded impairments of Property and equipment, net of $15.1 million, Operating lease right-of-use assets, net of $3.8 million, and Goodwill of $0.7 million. These asset impairment charges are included in Selling, general and administrative expenses in the interim condensed consolidated financial statements.
Additionally, the Company evaluated trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded a bad debt expense of $8.4 million, reflecting the deterioration of creditworthiness of its customers in Russia during the three months ended March 31, 2022. This expense is included in Selling, general and administrative expenses in the condensed consolidated financial statements.
Furthermore, in response to the invasion, the Company began executing its business continuity plans focused on relocating employees residing in Ukraine, Belarus and Russia to other countries as well as assigning delivery personnel in locations outside of the region to serve in unbilled standby or backup capacity to ensure the continuity of delivery for its customers who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion. In addition to costs incurred as part of EPAM’s humanitarian commitment to Ukraine, during the three months ended March 31, 2022, the Company incurred expenses of $18.7 million classified as Selling, general and administrative expenses related to its geographic repositioning efforts and $2.6 million classified as Cost of revenues (exclusive of depreciation and amortization) related to these standby resources. The Company also recorded an impairment charge of $1.3 million classified as Other income/(expense) related to a financial asset in Ukraine which the Company believes is unrealizable due to the events in Ukraine.

Subsequent to March 31, 2022, upon revelations of the atrocities committed by Russia in Ukraine, EPAM decided to exit its operations in Russia. The Company is currently exploring strategic alternatives for its assets in Russia, including the potential sale or liquidation of its holdings in Russia. The Company expects to complete the phased exit at or near the end of the second quarter of 2022. The Company expects it could incur additional significant charges in the second quarter of 2022 related to the exit of its operations in Russia including, but not limited to, restructuring costs and loss on sale. As of March 31, 2022, the Company has the following assets and liabilities in Russia:

Cash and cash equivalents	$59,456
Trade receivables and contract assets, net of allowance of $8.6 million	19,802
Prepaid and other current assets	3,400
Deferred tax assets	647
Other noncurrent assets	30
Total assets in Russia	$83,335
Accounts payable	$1,056
Accrued compensation and benefits expenses	48,964
Accrued expenses and other liabilities	4,761
Income taxes payable, current	195
Operating lease liabilities	3,199
Other noncurrent liabilities	994
Total liabilities in Russia	$59,169
3.ACQUISITIONS
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each respective acquisition and updated for any changes as of March 31, 2022:

	PolSource	CORE	Emakina
Cash and cash equivalents	$2,565	$11,283	$5,142
Trade receivables and contract assets	12,734	10,266	34,389
Prepaid and other current assets	814	5,523	3,109
Goodwill	125,265	23,354	137,037
Intangible assets	15,790	8,368	30,488
Property and equipment and other noncurrent assets	461	4,585	17,024
Total assets acquired	$157,629	$63,379	$227,189
Accounts payable, accrued expenses and other current liabilities	$5,337	$8,589	$36,411
Short-term debt	—	—	13,657
Long-term debt	—	—	8,874
Operating lease liabilities, noncurrent	157	2,056	5,397
Other noncurrent liabilities	3,963	2,525	8,363
Total liabilities assumed	$9,457	$13,170	$72,702
Noncontrolling interest in consolidated subsidiaries	—	—	10,469
Net assets acquired	$148,172	$50,209	$144,018
As of March 31, 2022 the Company has substantially completed the purchase price allocation for the acquisition of PolSource and the estimated fair values of the assets acquired and liabilities assumed have been finalized with the exception of the accounting for income taxes. The effect of adjustments recorded during the three months ended March 31, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of PolSource was not material. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
The effect of adjustments recorded during the three months ended March 31, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of CORE was not material. For the acquisition of CORE, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date.
During the three months ended March 31, 2022, the Company adjusted working capital accounts of Emakina resulting in a corresponding increase in the value of acquired goodwill of $0.4 million. For the acquisition of Emakina, the estimated fair values of the assets acquired, liabilities assumed and noncontrolling interest are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. The effect of adjustments recorded during the three months ended March 31, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of Emakina was not material.
Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s consolidated financial statements was not material individually or in the aggregate.
As of March 31, 2022, the following table presents the estimated fair values and useful lives of intangible assets acquired from PolSource, CORE and Emakina:

	PolSource		CORE		Emakina
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	6	$14,790	6	$7,779	7	$27,822
Trade names	3	1,000	5	589	3	2,666
Total		$15,790		$8,368		$30,488

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
The goodwill acquired as a result of the PolSource, CORE and Emakina acquisitions is not expected to be deductible for income tax purposes.
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
2022 Acquisition — During the three months ended March 31, 2022, the Company completed one acquisition with a purchase price of $10.6 million including contingent consideration with an acquisition-date fair value of $1.8 million. This acquisition expanded EPAM’s capabilities to deliver end-to-end solutions for designing and building sophisticated commerce platforms as well as added $2.3 million of intangible assets, consisting of customer relationships. Pro forma results of operations have not been presented because the effect of this acquisition on the Company’s condensed consolidated financial statements was not material.

4.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2022	$217,594	$312,413	$716	$530,723
Emakina acquisition purchase accounting adjustment	—	423	—	423
PolSource acquisition purchase accounting adjustment	(44)	(30)	—	(74)
CORE acquisition purchase accounting adjustment	—	120	—	120
Other 2021 acquisitions purchase accounting adjustment	(519)	142	—	(377)
2022 acquisition	—	8,467	—	8,467
Goodwill impairment	—	—	(686)	(686)
Effect of net foreign currency exchange rate changes	(80)	(4,350)	(30)	(4,460)
Balance as of March 31, 2022	$216,951	$317,185	$—	$534,136
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the goodwill impairment recorded in the Russia segment during the three months ended March 31, 2022.
The Russia segment had accumulated goodwill impairment losses of $2.9 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively. There were no accumulated impairment losses in the North America or Europe reportable segments as of March 31, 2022 or December 31, 2021.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$145	$—	$145	$—
Rights to acquire noncontrolling interest in consolidated subsidiaries	1,066	—	—	1,066
Total assets measured at fair value on a recurring basis	$1,211	$—	$145	$1,066

Foreign exchange derivative liabilities	$47,733	$—	$47,733	$—
Contingent consideration	27,992	—	—	27,992
Total liabilities measured at fair value on a recurring basis	$75,725	$—	$47,733	$27,992

	As of December 31, 2021
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,429	$—	$1,429	$—
Rights to acquire noncontrolling interest in consolidated subsidiaries	6,093	—	—	6,093
Total assets measured at fair value on a recurring basis	$7,522	$—	$1,429	$6,093

Foreign exchange derivative liabilities	$5,849	$—	$5,849	$—
Contingent consideration	23,114	—	—	23,114
Total liabilities measured at fair value on a recurring basis	$28,963	$—	$5,849	$23,114
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 6 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.
As part of the acquisition of Emakina, the Company acquired rights to purchase certain noncontrolling interests in consolidated subsidiaries of Emakina in exchange for future cash payments determined by the future profitability of certain subsidiaries. The Company determines the fair value of these rights by (i) estimating the fair value of the noncontrolling interests in consolidated subsidiaries by applying an EBITDA multiple adjusted for a lack of control and marketability, less (ii) the fair value of expected future payments to settle the related contractual obligations. The Company purchased the majority of the noncontrolling interest in consolidated subsidiaries during the first quarter of 2022.
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

The fair value of the contingent consideration for all other acquisitions was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rate used to determine the fair value of contingent consideration for the 2022 Acquisition was 13.0%. The discount rate used to determine the fair value of contingent consideration for the CORE acquisition was 13.0%. The discount rates used to determine the fair value of contingent consideration for the Other 2021 Acquisitions ranged from a minimum of 15.0% to a maximum of 22.0%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statement of income.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration using significant unobservable inputs for the three months ended March 31, 2022 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2022	$23,114
Acquisition date fair value of contractual contingent liabilities - 2022 Acquisition	1,784
Changes in fair value of contingent consideration included in Interest and other (loss)/income, net	3,373
Effect of net foreign currency exchange rate changes	(279)
Contingent consideration liabilities as of March 31, 2022	$27,992
See Note 2, “Impact of the Invasion of Ukraine” for discussion of the nonrecurring level 3 fair value assessment used in the impairment tests of long-lived assets in Russia.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
Estimates of fair value of financial instruments not carried at fair value on a recurring basis on the Company’s condensed consolidated balance sheets are generally subjective in nature and are determined as of a specific point in time based on the characteristics of the financial instruments and relevant market information. The generally short maturities of certain assets and liabilities result in a number of assets and liabilities for which fair value equals or closely approximates the amount recorded on the Company’s condensed consolidated balance sheets. The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$63,817	$63,817	$63,817	$—	$—
Total cash equivalents	$63,817	$63,817	$63,817	$—	$—
Restricted cash	$31,464	$31,464	$31,464	$—	$—
Employee loans	$922	$922	$—	$—	$922
Financial Liabilities:
Short term debt	$9,900	$9,900	$—	$9,900	$—
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Other long term debt	$5,550	$5,550	$—	$5,550	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Financial Assets:
Cash equivalents:
Money market funds	$78,302	$78,302	$78,302	$—	$—
Total cash equivalents	$78,302	$78,302	$78,302	$—	$—
Restricted cash	$2,722	$2,722	$2,722	$—	$—
Employee loans	$818	$818	$—	$—	$818
Financial Liabilities:
Short term debt	$16,018	$16,018	$—	$16,018	$—
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Other long term debt	$5,234	$5,234	$—	$5,234	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $27.5 million and $27.5 million as of March 31, 2022 and December 31, 2021, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

6.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty, Hungarian forint and Indian rupee transactions. As of March 31, 2022, all of the Company’s foreign exchange forward contracts, except the Russian ruble foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
During the three months ended March 31, 2022, in response to the war in Ukraine, the Company de-designated its Russian ruble foreign exchange forward contracts as hedges and entered into offsetting foreign exchange forward contracts with the same counterparty. The Company determined it was probable the underlying forecasted foreign currency transactions which were hedged would not occur and reclassified the accumulated loss of $43.9 million on the underlying hedges into income which is classified as foreign exchange loss in the condensed consolidated statement of income.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 were as follows:

		As of March 31, 2022		As of December 31, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$145		$1,429
	Accrued expenses and other current liabilities		$6,364		$5,849
Foreign exchange forward contracts - Not designated as hedging instruments	Accrued expenses and other current liabilities		$41,369		$—

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 9.8 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three months ended March 31, 2022 and 2021. See Note 2, “Impact of the Invasion of Ukraine” for discussion of impairment of right-of-use assets in Russia.
During the three months ended March 31, 2022 and 2021, the components of lease expense were as follows:

		Three Months Ended March 31,
	Income Statement Classification	2022	2021
Operating lease cost	Selling, general and administrative expenses	$15,884	$17,256
Variable lease cost	Selling, general and administrative expenses	3,187	2,260
Short-term lease cost	Selling, general and administrative expenses	1,039	178
Total lease cost		$20,110	$19,694
Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,803	$17,645
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,484	$38
Non-cash net decrease due to lease modifications:
Operating lease right-of-use assets	$7,428	$1,066
Operating lease liabilities	$7,434	$1,066

Weighted average remaining lease term and discount rate as of March 31, 2022 and 2021 were as follows:

	As of March 31, 2022	As of March 31, 2021
Weighted average remaining lease term, in years:
Operating leases	5.7	5.8
Weighted average discount rate:
Operating leases	2.4%	3.0%

As of March 31, 2022, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2022 (excluding three months ended March 31, 2022)	$39,877
2023	39,984
2024	33,442
2025	25,346
2026	20,225
Thereafter	41,165
Total lease payments	200,039
Less: imputed interest	(12,204)
Total	$187,835
The Company had committed to payments of $12.3 million related to operating lease agreements that had not yet commenced as of March 31, 2022. These operating leases will commence on various dates during 2022 with lease terms ranging from 0.1 to 9.0 years. The Company did not have any material finance lease agreements that had not yet commenced.

8.DEBT
Revolving Credit Facility — On October 21, 2021, the Company replaced the 2017 credit facility with a new unsecured credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Santander Bank, N.A.; and Raiffeisen Bank International AG (collectively the “Lenders”). The 2021 Credit Agreement provides for a revolving credit facility (the “2021 Revolving Facility”) with a borrowing capacity of $700.0 million, with the potential to increase the borrowing capacity up to $1,000.0 million if certain conditions are met. The 2021 Credit Agreement matures on October 21, 2026.
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
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of March 31, 2022, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of March 31, 2022	As of December 31, 2021
Outstanding debt	$25,000	$25,000
Interest rate	1.3%	1.0%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

Other Debt - On November 3, 2021, in connection with the acquisition of Emakina, the Company assumed the debt obligations of the acquired companies. Debt that matures within one year is classified as Short-term debt on the condensed consolidated balance sheets, consists of multiple bank loans and credit lines totaling $9.9 million that bear a weighted-average interest rate of 1.6%. Debt that matures from 2023 through 2027 is classified as Long-term debt on the condensed consolidated balance sheets and consists of multiple bank loans and credit lines totaling $5.5 million that bear interest at a weighted-average interest rate of 1.3%. Some of this debt is secured by assets of Emakina. Some of the debt agreements contain covenants and as of March 31, 2022, the Company was in compliance with all those covenants.

9.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$659,776	$25,960	$1,057	$686,793
EMEA	25,098	396,753	99	421,950
CEE	2,054	458	30,777	33,289
APAC	783	28,799	—	29,582
Revenues	$687,711	$451,970	$31,933	$1,171,614

	Three Months Ended March 31, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$454,767	$14,663	$891	$470,321
EMEA	17,755	241,554	63	259,372
CEE	1,856	14	28,264	30,134
APAC	475	20,473	—	20,948
Revenues	$474,853	$276,704	$29,218	$780,775

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$122,247	$136,788	$6,284	$265,319
Financial Services	120,335	117,330	22,398	260,063
Business Information & Media	110,946	82,901	456	194,303
Software & Hi-Tech	156,282	32,454	747	189,483
Life Sciences & Healthcare	111,371	12,282	150	123,803
Emerging Verticals	66,530	70,215	1,898	138,643
Revenues	$687,711	$451,970	$31,933	$1,171,614

	Three Months Ended March 31, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$69,429	$64,624	$4,958	$139,011
Financial Services	69,740	78,040	21,078	168,858
Business Information & Media	87,205	60,157	387	147,749
Software & Hi-Tech	125,586	20,973	505	147,064
Life Sciences & Healthcare	75,589	15,351	175	91,115
Emerging Verticals	47,304	37,559	2,115	86,978
Revenues	$474,853	$276,704	$29,218	$780,775

The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$626,807	$377,655	$18,691	$1,023,153
Fixed-price	56,765	73,608	13,190	143,563
Licensing	3,635	145	52	3,832
Other revenues	504	562	—	1,066
Revenues	$687,711	$451,970	$31,933	$1,171,614

	Three Months Ended March 31, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$417,887	$232,691	$14,427	$665,005
Fixed-price	53,015	43,566	14,701	111,282
Licensing	3,535	54	81	3,670
Other revenues	416	393	9	818
Revenues	$474,853	$276,704	$29,218	$780,775

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$685,109	$451,848	$31,891	$1,168,848
Transferred at a point of time	2,602	122	42	2,766
Revenues	$687,711	$451,970	$31,933	$1,171,614

	Three Months Ended March 31, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$472,374	$276,731	$29,190	$778,295
Transferred at a point of time	2,479	(27)	28	2,480
Revenues	$474,853	$276,704	$29,218	$780,775

During the three months ended March 31, 2022, the Company recognized $6.0 million of revenues from performance obligations satisfied in previous periods compared to $15.2 million during the three months ended March 31, 2021.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of March 31, 2022. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$8,827	$3,406	$2,050	$1,537	$15,820
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
Contract assets included in Trade receivables and contract assets, net	$17,525	$13,798
Contract liabilities included in Accrued expenses and other current liabilities	$37,321	$39,810
Contract liabilities included in Other noncurrent liabilities	$116	$84
Contract assets have increased since December 31, 2021 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have decreased since December 31, 2021 due to services performed for customers during the first three months of 2022.
During the three months ended March 31, 2022, the Company recognized $26.3 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2021. During the three months ended March 31, 2021, the Company recognized $11.0 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2020.

10.STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Cost of revenues (exclusive of depreciation and amortization)	$(424)	$11,117
Selling, general and administrative expenses	7,536	13,436
Total	$7,112	$24,553

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2022	2,318	$77.79
Options granted	105	$272.17
Options exercised	(160)	$22.72
Options outstanding at March 31, 2022	2,263	$90.75	$477,283	3.9

Options vested and exercisable as of March 31, 2022	1,976	$64.10	$461,284	3.2
Options expected to vest as of March 31, 2022	262	$273.03	$14,872	8.9
As of March 31, 2022, $28.5 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.1 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2022:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2022	9	$167.18	576	$277.38	112	$217.28
Awards granted	—	$—	366	$278.53	42	$266.75
Awards modified	—	$—	(3)	$387.74	3	$220.00
Awards vested	—	$—	(193)	$199.32	(52)	$181.18
Awards forfeited/cancelled	—	$—	(5)	$368.35	—	$253.51
Unvested service-based awards outstanding at March 31, 2022	9	$167.18	741	$297.23	105	$254.85
As of March 31, 2022, $0.2 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 0.4 years.
As of March 31, 2022, $183.2 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.2 years.
As of March 31, 2022, $26.9 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years.
The liability associated with the service-based liability-classified RSUs as of March 31, 2022 and December 31, 2021, was $11.2 million and $31.5 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the three months ended March 31, 2022:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2022	9	$165.87	23	$339.69
Awards granted	—	$—	1	$556.68
Unvested performance-based awards outstanding at March 31, 2022	9	$165.87	24	$344.04
As of March 31, 2022, $0.6 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.4 years.
As of March 31, 2022, $4.7 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.
2021 Employee Stock Purchase Plan
On November 1, 2021, the first offering period of the 2021 Employee Stock Purchase Plan ("ESPP") commenced. As of March 31, 2022, no purchases have been made under the ESPP as the first anticipated purchase date will be on April 29, 2022. The Company recognizes compensation expense related to shares issued pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three months ended March 31, 2022, the Company recognized $1.7 million of stock-based compensation expense related to the ESPP. As of March 31, 2022, total unrecognized stock-based compensation cost related to the ESPP was $0.6 million, which is expected to be recognized over a period of 0.08 years.

Commitments for Future Equity Awards
In connection with the Company’s acquisitions of businesses as discussed in Note 3 “Acquisitions,” EPAM enters into agreements that contractually commit it to granting equity awards at future dates. The agreements are unique to each acquisition and terms vary to specify the number of future awards to be issued or a monetary value that will be settled with equity awards valued at future stock prices.
As of March 31, 2022, the Company has commitments to grant up to $43.1 million of equity awards with the number of awards to be determined based on future stock prices. There is a service-based vesting requirement after the grant date associated with these awards and certain of these awards contain performance criteria that will determine the amount of future awards to be issued. These awards are considered granted for accounting purposes. In determining the expense, the Company adjusts the expected settlement based on the probability of achievement of such performance criteria. Related to these awards, the Company recorded $1.1 million and $1.2 million of stock-based compensation expense in the condensed consolidated statements of income for the quarters ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the Company has commitments to grant 7 thousand RSUs in the future as the grantee has not yet been determined. In addition, as of March 31, 2022, the Company has issued 7 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined.
On April 15, 2022, the Company granted stock-based compensation awards to employees including 22 thousand stock options, 198 thousand equity-classified RSUs and 7 thousand liability-classified cash-settled RSUs, vesting over 4 years from the grant date.

11.INCOME TAXES
In determining its interim provision for income taxes, the Company historically has used an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. During the first quarter of 2022, the Company recorded its interim tax provision using the discrete method rather than using an estimated annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. In subsequent quarters, the Company will continue to evaluate the practicality of utilizing the annual effective tax rate method.
The Company’s worldwide effective tax rates for the three months ended March 31, 2022 and 2021 were 15.6% and 5.1%, respectively. The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $13.1 million and $21.5 million during the three months ended March 31, 2022 and 2021, respectively.

12.EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$89,719	$109,046
Numerator for basic and diluted earnings per share	$89,719	$109,046

Denominator:
Weighted average common shares for basic earnings per share	56,915	56,170
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	2,026	2,608
Weighted average common shares for diluted earnings per share	58,941	58,778

Net income per share:
Basic	$1.58	$1.94
Diluted	$1.52	$1.86
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 137 thousand and 16 thousand during the three months ended March 31, 2022 and 2021, respectively.

13.COMMITMENTS AND CONTINGENCIES
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
Ukraine Humanitarian Commitment — On March 4, 2022 EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitments to humanitarian aid for Ukraine.

14.SEGMENT INFORMATION
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
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia and the subsequent decision to exit its operations in Russia.

Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Segment revenues:
North America	$687,711	$474,853
Europe	451,970	276,704
Russia	31,933	29,218
Total segment revenues	$1,171,614	$780,775
Segment operating profit/(loss):
North America	$126,734	$94,103
Europe	56,711	51,073
Russia	(19,484)	979
Total segment operating profit	$163,961	$146,155
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three months ended March 31, 2022 and 2021.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2022	2021
Total segment operating profit:	$163,961	$146,155
Unallocated amounts:
Stock-based compensation expense	(7,112)	(24,553)
Amortization of intangibles assets	(5,244)	(3,140)
Other acquisition-related expenses	(579)	(1,933)
Other unallocated expenses	(21,784)	(9,278)
Income from operations	129,242	107,251
Interest and other (loss)/income, net	(165)	5,374
Foreign exchange (loss)/gain	(22,785)	2,299
Income before provision for income taxes	$106,292	$114,924

Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of March 31, 2022	As of December 31, 2021
Ukraine	$74,902	$78,289
Belarus	70,700	75,422
United States	17,423	14,843
India	10,997	9,459
Poland	8,025	8,240
Hungary	5,612	5,339
Russia	—	16,611
Other	31,980	28,011
Total	$219,639	$236,214
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia, impairment of long-lived assets in Russia and the subsequent decision to exit its operations in Russia.
The table below presents information about the Company’s revenues by customer location for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
United States	$657,027	$448,021
United Kingdom	153,197	93,464
Switzerland	81,830	67,568
Netherlands	50,179	33,032
Germany	36,389	22,025
Russia	30,692	27,656
Canada	27,029	21,835
Other locations	135,271	67,174
Total	$1,171,614	$780,775

15.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2022	2021
Foreign currency translation
Beginning balance	$(52,747)	$(28,168)
Foreign currency translation	(36,115)	(13,581)
Income tax benefit	5,563	3,050
Foreign currency translation, net of tax	(30,552)	(10,531)
Ending balance	$(83,299)	$(38,699)
Cash flow hedging instruments
Beginning balance	$(3,417)	$3,642
Unrealized loss in fair value	(46,557)	(7,346)
Net loss reclassified into Cost of revenues (exclusive of depreciation and amortization)	904	2,066
Net loss reclassified into Foreign exchange loss	43,854	—
Income tax benefit	408	1,199
Cash flow hedging instruments, net of tax	(1,391)	(4,081)
Ending balance(1)	$(4,808)	$(439)
Defined benefit plans
Beginning balance	$1,957	$(986)
Actuarial losses	—	(811)
Income tax benefit	—	185
Defined benefit plans, net of tax	—	(626)
Ending balance	$1,957	$(1,612)
Accumulated other comprehensive loss	$(86,150)	$(40,750)
(1) As of March 31, 2022, the ending balance of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

16.SUBSEQUENT EVENTS
See Note 2 “Impact of the Invasion of Ukraine” for discussion of the Company’s decision to exit operations in Russia.
See Note 10 “Stock-Based Compensation” for discussion of the grant of certain stock-based compensation awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. We assume no obligation to update any of these forward-looking statements.
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
The COVID-19 global pandemic remained a source of disruption and uncertainty during the first quarter of 2022. To ensure both safety and business continuity, many of our personnel remain in productive and secure remote working arrangements so they are able to continue to respond to the rapidly changing needs and demands of our customers. We cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition.
For additional information on the impact of the COVID-19 pandemic on our results and for further information on the various risks posed by the COVID-19 pandemic, please read “Part I. Item 1A. Risk Factors” under the sub-heading “Risks Related to COVID-19” which is included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Business Update Regarding the Attack Against Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine and we have been relocating our employees to lower risk locations in Ukraine and neighboring countries as well as providing aid through our $100 million humanitarian commitment to our people. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved in 2021. We are also executing our business continuity plans and accelerating hiring across multiple locations in Central and Eastern Europe, Latin America, and India. Our Board of Directors is responsible for oversight of our strategic risks, including geopolitical risks, cybersecurity risks, and risks related to our geographic expansion. Since the start of the invasion of Ukraine, our Board has held several special meetings, has received regular updates from management, and has provided oversight of the risks associated with the attack on Ukraine and other areas of strategic importance related to the invasion.

We discontinued services to certain sanctioned customers in Russia, announced that we will discontinue services to all customers located in Russia, and expect to complete the phased exit of our operations in Russia at or near the end of the second quarter of 2022. All of our discontinuance and exit activities have been or are expected to be in collaboration with our employees, contractors, and customers, including our commitment to providing transition support for customers in this market. We expect to continue operating in Belarus while executing on our Belarus-specific business continuity plans. A significant number of our employees in Russia and Belarus have already relocated, and we expect that substantially more Russia- and Belarus-based employees will relocate to delivery locations outside of those countries.
Prior to the attack in February 2022, Ukraine was our largest delivery location by number of personnel and Belarus and Russia were our second and third largest delivery locations by number of personnel, respectively. We own an office building and lease office space in a number of cities in Ukraine that we use for delivering services to our customers and internally. The impact of the attack on our operations, personnel, and physical assets in Ukraine as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other companies and organizations against officials, individuals, regions, and industries in Russia and Belarus, and each of those country’s responses to such sanctions and other actions has had and could continue to have a material adverse effect on our operations. Customers have and may continue to seek altered terms, conditions, and delivery locations for the performance of services, delay planned work or seek services from alternate providers, or suspend, terminate, fail to renew, or reduce existing contracts or services, which could have a material adverse effect on our financial condition. Some of our customers are considering or have implemented steps to block internet communications with Russia, Ukraine, and Belarus to protect against potential cyberattacks or other information security threats, which has caused a material adverse effect on our ability to deliver our services from those locations. Such material adverse effects disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, restrict our ability to engage in certain projects in the region and serve certain customers in or from the region, and could negatively impact our personnel, operations, financial results and business outlook.
Moving Forward
We are executing our business continuity plans and adapting to developments as they occur to protect the safety of our people and handle potential impacts to our delivery infrastructure, including reallocating work to other geographies within our global footprint. We are actively working with our personnel and with our customers to meet their needs and to mitigate delivery challenges. EPAM continues to operate productively in more than 40 countries and is committed to providing consistent high-quality delivery to our customers. Our global delivery centers have sufficient resources, including infrastructure and capital, to support ongoing operations. EPAM continues to support rapid responses to the difficult conditions in Ukraine, while maintaining a focus on customers and continuing to evaluate opportunities for long term growth.
Implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and our phased exit from operations in Russia have resulted in materially increased expenses in the first quarter of 2022 and some of those expenses will continue to be elevated in subsequent quarters. We expect that we may incur significant charges in the second quarter of 2022 related to the exit from operations in Russia in addition to the impairment of long-lived assets recorded in the first quarter. We have no way to predict the progress or outcome of the attack against Ukraine because the conflict and government reactions change quickly and are beyond our control. Prolonged military activities or broad-based sanctions could have a material adverse effect on our operations and financial condition and there is significant uncertainty for our business outlook for the second quarter and remainder of 2022. The information contained in this section is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control. For additional information on the various risks posed by the attack against Ukraine and the impact in the region, please read “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and “Part II. Item 1A. Risk Factors” in this quarterly report.
Year-to-Date 2022 Developments and Trends
Our business was disrupted by the invasion of Ukraine in the later part of the first quarter of 2022. For the first three months of 2022, our revenues were $1.172 billion, an increase of 50.1% over $780.8 million reported for the same period of 2021. For the three months ended March 31, 2022 we have experienced strong growth across all of our verticals with all of the verticals growing above 25% year over year. We have built an increasingly diversified portfolio across numerous verticals, geographies and service offerings which enables us to continue to grow revenues. Income from operations as a percentage of revenues decreased to 11.0% as compared to 13.7% largely driven by incremental expenses associated with EPAM’s humanitarian efforts in Ukraine, the global repositioning of our workforce and impairment of long-lived asset charges triggered by the discontinuance of services to customers located in Russia.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	(in thousands, except per share data and percentages)
Revenues	$1,171,614	100.0%	$780,775	100.0%
Income from operations	$129,242	11.0%	$107,251	13.7%
Net income	$89,719	7.7%	$109,046	14.0%
Effective tax rate	15.6%		5.1%
Diluted earnings per share	$1.52		$1.86
The key highlights of our consolidated results for the three months ended March 31, 2022, as compared to the corresponding period of 2021, were as follows:
•Revenues for the first quarter of 2022 were $1.172 billion, representing a 50.1% increase from $780.8 million reported in the same period last year. Revenue growth was strong in the first quarter of 2022 as a result of robust demand for our services. The first quarter of 2022 was negatively impacted by $22.7 million or 2.9% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Growth from acquisitions contributed $77.6 million to our revenues for the three months ended March 31, 2022.
•Income from operations grew 20.5% to $129.2 million during the three months ended March 31, 2022 as compared to the corresponding period in 2021. Expressed as a percentage of revenues, income from operations for the first quarter of 2022 decreased to 11.0% compared to 13.7% in the first quarter last year. During the three months ended March 31, 2022, income from operations as a percentage of revenues was negatively impacted by incremental expenses associated with EPAM’s humanitarian efforts in Ukraine, the global repositioning of our workforce and impairment of long-lived asset charges triggered by the discontinuance of services to customers in Russia.
•Our effective tax rate was 15.6% and 5.1% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate in the three months ended March 31, 2022, as compared to the corresponding period in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income and the impact of changes to certain U.S. tax regulations.
•Net income decreased 17.7% to $89.7 million for the three months ended March 31, 2022, compared to $109.0 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 7.7% for the first quarter of 2022, a decrease of 6.3% compared to 14.0% reported in the corresponding period of 2021. Net income for the three months ended March 31, 2022 was impacted by the incremental expenses associated with EPAM’s humanitarian efforts in Ukraine, the global repositioning of our workforce and impairment of long-lived asset charges triggered by the discontinuance of services to customers in Russia as well as a foreign exchange loss primarily driven by losses from our foreign exchange forward contracts associated with the Russian ruble.
•Diluted earnings per share was $1.52 for the three months ended March 31, 2022, a decrease of $0.34 compared to the corresponding period last year.
•Cash used in operating activities was $51.8 million during the three months ended March 31, 2022 as compared to cash provided by operating activities of $12.8 million in the corresponding period last year. This decrease was largely driven by a higher level of variable compensation payments based on 2021 performance, accelerated payment of variable compensation during the first quarter of 2022 compared to the first quarter of the prior year, and cash outflows related to EPAM’s humanitarian support efforts in Ukraine and geographic repositioning.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Critical Accounting Policies
The discussion and analysis of our financial position and results of operations is based on our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a recurring basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, impairments of long-lived assets including intangible assets, goodwill and right-of-use assets, income taxes including the valuation allowance for deferred tax assets, and stock-based compensation. Actual results may differ materially from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
During the three months ended March 31, 2022, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

	Three Months Ended March 31,
	2022		2021
	(in thousands, except percentages and per share data)
Revenues	$1,171,614	100.0%	$780,775	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	780,836	66.6%	519,328	66.5%
Selling, general and administrative expenses(2)	237,277	20.3%	136,389	17.5%
Depreciation and amortization expense	24,259	2.1%	17,807	2.3%
Income from operations	129,242	11.0%	107,251	13.7%
Interest and other (loss)/income, net	(165)	—%	5,374	0.7%
Foreign exchange (loss)/gain	(22,785)	(1.9)%	2,299	0.3%
Income before provision for income taxes	106,292	9.1%	114,924	14.7%
Provision for income taxes	16,573	1.4%	5,878	0.7%
Net income	$89,719	7.7%	$109,046	14.0%
Effective tax rate	15.6%		5.1%
Diluted earnings per share	$1.52		$1.86

(1)Includes $424 stock-based compensation benefit and $11,117 of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.
(2)Includes $7,536 and $13,436 of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.

Consolidated Results Review
Revenues
During the three months ended March 31, 2022, our total revenues grew to $1.172 billion or 50.1% compared to the corresponding period in 2021. Revenues have been positively impacted by growth from acquisitions, which contributed 9.9% to our revenue growth, and negatively impacted by fluctuations in foreign currency exchange rates which decreased our revenue growth by 2.9% during the three months ended March 31, 2022 as compared to the same period last year.

Revenues by customer location for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
	(in thousands, except percentages)
Americas(1)	$686,793	58.7%	$470,321	60.2%
EMEA(2)	421,950	36.0%	259,372	33.2%
CEE(3)	33,289	2.8%	30,134	3.9%
APAC(4)	29,582	2.5%	20,948	2.7%
Revenues	$1,171,614	100.0%	$780,775	100.0%

(1)Americas includes revenues from customers in North, Central and South America.
(2)EMEA includes revenues from customers in Western Europe and the Middle East.
(3)CEE includes revenues from customers in Russia, Belarus, Kazakhstan, Ukraine, and Georgia.
(4)APAC, or Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
During the three months ended March 31, 2022, the United States continued to be our largest customer location, with revenues increasing 46.7% to $657.0 million during the first quarter of 2022 from $448.0 million in the first quarter of 2021.
The top three revenue contributing customer location countries in EMEA were the United Kingdom, Switzerland and Netherlands, generating $153.2 million, $81.8 million and $50.2 million in revenues, respectively, during the three months ended March 31, 2022. Revenues from customers in these three countries were $93.5 million, $67.6 million, and $33.0 million, respectively, in the corresponding period last year. Revenues in the EMEA region were negatively impacted by the weakening of the euro and the British pound relative to the U.S. dollar during the three months ended March 31, 2022 compared to the same period in the previous year.
During the three months ended March 31, 2022, revenues in the CEE geography included $30.7 million from customers in Russia, an increase of $3.0 million as compared to the corresponding period of 2021. The increase in revenues was primarily attributable to growth in the Financial Services and Travel & Consumer verticals during the three months ended March 31, 2022 compared to the same period in the previous year. On March 4, 2022, the Company announced that it will discontinue its services to customers located in Russia. EPAM is committed to providing transition support for customers in this market. The Company is also actively evaluating its other operations in the region. As a result of this announcement, the revenues from this geography are expected to materially decline in the future.
During the three months ended March 31, 2022, revenues from customers in the APAC region increased by $8.6 million, or 41.2% over the corresponding periods of 2021, mainly due to growth in the Financial Services vertical.
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
During the three months ended March 31, 2022, cost of revenues (exclusive of depreciation and amortization) was $780.8 million representing an increase of 50.4% from $519.3 million in the corresponding period of 2021. The increase was primarily due to an increase in compensation costs largely driven by the 42.5% growth in the average number of production professionals during the three months ended March 31, 2022 as compared to the same period in 2021 as well as $19.2 million incremental costs associated with our humanitarian efforts in Ukraine and $2.6 million of unbilled business continuity resources, partially offset by the reversal of $21.4 million of previously accrued discretionary compensation expenses and $11.5 million lower stock-based compensation expenses. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 66.6% and 66.5% in the first quarter of 2022 and 2021, respectively. The year-over-year increase is primarily due to increased costs associated with our humanitarian efforts in Ukraine and unbilled business continuity resources partially offset by the reversal of previously accrued discretionary compensation expenses and by a lower level of stock-based compensation expense due to mark-to-market benefit from our cash-settled RSUs in the first quarter of 2022.

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
During the three months ended March 31, 2022, selling, general and administrative expenses were $237.3 million representing a 74.0% increase as compared to $136.4 million in the corresponding period of 2021. The increase in selling, general and administrative expenses was driven by a $45.7 million increase in personnel-related costs including stock-based compensation expense largely driven by the 40.7% growth in the average number of non-production professionals during the three months ended March 31, 2022 compared to the same period in 2021, $19.6 million of impairment charges related to our long-lived assets in Russia, $18.7 million of expenses associated with our geographic repositioning of our workforce, $8.4 million of bad debt expense attributable to customers located in Russia, and $6.5 million of expenses associated with our humanitarian efforts in Ukraine. Expressed as a percentage of revenues, selling, general and administrative expenses increased 2.8% to 20.3% for the three months ended March 31, 2022 as compared to the same period from the prior year, primarily driven by higher personnel-related costs, impairment charges related to our long-lived assets in Russia, increased costs associated with geographic repositioning of our workforce and our humanitarian efforts in Ukraine, and higher bad debt expenses attributable to customers located in Russia.
Depreciation and Amortization Expense
During the three months ended March 31, 2022, depreciation and amortization expense was $24.3 million, as compared to $17.8 million in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees and amortization of acquired finite-lived intangible assets. Expressed as a percentage of revenues, depreciation and amortization expense decreased to 2.1% during the three months ended March 31, 2022, as compared to 2.3% in corresponding period of 2021.
Interest and Other (Loss)/Income, Net
Interest and other (loss)/income, net includes interest earned on cash and cash equivalents and employee loans, gains and losses from certain financial instruments, interest expense related to our borrowings and changes in the fair value of contingent consideration. Interest and other (loss)/income, net decreased from a gain of $5.4 million during the three months ended March 31, 2021 to a loss of $0.2 million during the three months ended March 31, 2022, which is primarily attributable to a $3.4 million loss in the first quarter of 2022 for the change in fair value of contingent consideration as compared to a $4.9 million gain in the corresponding period of 2021 reflecting revised expectations for the performance of certain acquisitions and a $1.3 million charge related to the impairment of a financial asset in Ukraine.
Foreign Exchange (Loss)/Gain
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Provision for Income Taxes
In determining the interim provision for income taxes, we historically have used an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which EPAM operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. During the first quarter of 2022, we recorded the interim tax provision using the discrete method rather than using an estimated annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. In subsequent quarters, we will continue to evaluate the practicality of utilizing the annual effective tax rate method.
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and any potential related valuation allowances involves judgment. We consider factors that may contribute, favorably or unfavorably, to the overall effective tax rate in the current year as well as the future. These factors include statutory tax rates and tax law changes in the countries where we operate and excess tax benefits upon vesting or exercise of equity awards as well as consideration of any significant or unusual items.

Our effective tax rate was 15.6% and 5.1% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate in the three months ended March 31, 2022, as compared to the corresponding period in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income and the impact of changes to certain U.S. tax regulations. Our provision for income taxes benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $13.1 million and $21.5 million during the three months ended March 31, 2022 and 2021, respectively.
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
On March 4, 2022, the Company announced that it will discontinue its services to customers located in Russia and is committed to providing transition support for customers in this market.
Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Segment revenues:
North America	$687,711	$474,853
Europe	451,970	276,704
Russia	31,933	29,218
Total segment revenues	$1,171,614	$780,775
Segment operating profit/(loss):
North America	$126,734	$94,103
Europe	56,711	51,073
Russia	(19,484)	979
Total segment operating profit	$163,961	$146,155

North America Segment
During the three months ended March 31, 2022, revenues for the North America segment increased $212.9 million, or 44.8%, compared to the same period last year and segment operating profit increased $32.6 million, or 34.7%, compared to the same period last year. During the three months ended March 31, 2022, revenues from our North America segment were 58.7% of total segment revenues, a decrease from 60.8% reported in the corresponding period of 2021. The North America segment’s operating profit margin decreased to 18.4% during the first quarter of 2022 from 19.8% in the first quarter of 2021. This decrease is primarily attributable to increases in personnel-related costs and lower utilization during the first quarter of 2022 compared to the same period in 2021.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$156,282	$125,586	$30,696	24.4%
Travel & Consumer	122,247	69,429	52,818	76.1%
Financial Services	120,335	69,740	50,595	72.5%
Life Sciences & Healthcare	111,371	75,589	35,782	47.3%
Business Information & Media	110,946	87,205	23,741	27.2%
Emerging Verticals	66,530	47,304	19,226	40.6%
Revenues	$687,711	$474,853	$212,858	44.8%
During the three months ended March 31, 2022 compared to the same period in the prior year, revenues from each vertical in the North America segment grew in excess of 24% and Software & Hi-Tech remained the largest industry vertical in the North America segment, which was a result of the continued focus on working with our technology customers. Travel and Consumer grew 76.1% during the three months ended March 31, 2022 primarily due to growth from retail customers. Financial Services grew 72.5% during the three months ended March 31, 2022 due to growth in a group of wealth management customers that are in our top 20 customers. Business Information & Media grew 27.2% during the three months ended March 31, 2022 primarily due to growth from an existing customer in our top 10 customers. Life Sciences & Healthcare grew 47.3% during the three months ended March 31, 2022 primarily due to growth from customers added in the last 24 months.
Europe Segment
During the three months ended March 31, 2022, Europe’s segment revenues were $452.0 million, representing an increase of $175.3 million, or 63.3%, from the same period last year. Acquisitions completed in the last 12 months contributed $58.6 million to revenues during the three months ended March 31, 2022. Revenues were negatively impacted by changes in foreign currency exchange rates during the first quarter of 2022. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2021, we would have reported revenue growth of 69.0%. Europe’s segment revenues accounted for 38.6% and 35.5% of total segment revenues during the three months ended March 31, 2022 and 2021, respectively. During the first quarter of 2022, the segment’s operating profit increased 11.0% to $56.7 million compared to the first quarter of 2021. Expressed as a percentage of revenues, Europe’s segment operating profit decreased to 12.5% compared to 18.5% in the same period of the prior year. Segment operating profit was negatively impacted by increased personnel-related costs in part attributable to supplementing delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work, lower utilization during the first quarter of 2022 compared to the first quarter of 2021, and lower profit margins from acquisitions completed in the last twelve months.

The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Travel & Consumer	$136,788	$64,624	$72,164	111.7%
Financial Services	117,330	78,040	39,290	50.3%
Business Information & Media	82,901	60,157	22,744	37.8%
Software & Hi-Tech	32,454	20,973	11,481	54.7%
Life Sciences & Healthcare	12,282	15,351	(3,069)	(20.0)%
Emerging Verticals	70,215	37,559	32,656	86.9%
Revenues	$451,970	$276,704	$175,266	63.3%

Revenues in Travel & Consumer grew 111.7% during the three months ended March 31, 2022 as compared to the corresponding period in 2021 primarily due to increased demand from customers in the retail and distribution industries and revenues from acquisitions completed during the last twelve months which contributed $29.2 million to revenue growth. During the three months ended March 31, 2022, revenues in Financial Services experienced 50.3% growth, primarily driven by increased revenues from commercial and investment banking customers and revenues from acquisitions completed during the last twelve months which contributed $7.8 million to revenue growth. During the three months ended March 31, 2022, the increase in revenues in Business Information & Media was largely attributable to the expansion of services provided to one of our top 5 customers. For the three months ended March 31, 2022, the increase in revenues in the Software & Hi-Tech vertical was largely attributable to the expansion of services provided to one of our top 20 customers. Revenues in Emerging Verticals experienced higher growth primarily attributable to growth in existing customers in the telecommunications and automotive industries and revenues from acquisitions completed during the last twelve months which contributed $11.3 million to revenue growth during the three months ended March 31, 2022.
Russia Segment
During the three months ended March 31, 2022, revenues from our Russia segment accounted for 2.7% of total segment revenues and increased $2.7 million, or 9.3%, as compared to the corresponding period in the prior year. The increase in revenues was primarily attributable to growth in Financial Services and Travel & Consumer partially offset by the weakening of the Russian ruble relative to the U.S. dollar in the first quarter of 2022. During the three months ended March 31, 2022, operating loss from the Russia segment was $19.5 million, representing a decrease of $20.5 million, as compared to a $1.0 million operating profit in the corresponding period last year largely driven by increased bad debt expense and expenses incurred for services provided to customers for which revenue was not recognized as collectibility was not considered probable after announcing the discontinuance of services to customers in Russia.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$22,398	$21,078	$1,320	6.3%
Travel & Consumer	6,284	4,958	1,326	26.7%
Software & Hi-Tech	747	505	242	47.9%
Business Information & Media	456	387	69	17.8%
Life Sciences & Healthcare	150	175	(25)	(14.3)%
Emerging Verticals	1,898	2,115	(217)	(10.3)%
Revenues	$31,933	$29,218	$2,715	9.3%

Revenues in the Russia segment are generally subject to fluctuations and are impacted by the timing of revenue recognition associated with the execution of contracts and the foreign currency exchange rate of the Russian ruble to the U.S. dollar. On March 4, 2022, EPAM announced that it will discontinue services to customers located in Russia and is committed to providing transition support for customers in this market. As a result of this announcement, the revenues from this segment are expected to materially decline in the future. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia and the resulting impairments of long-lived assets.

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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $1,276.5 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash (used in)/provided by operating activities	$(51,848)	$12,827
Net cash (used in)/provided by investing activities	(34,563)	48,461
Net cash (used in)/provided by financing activities	(9,604)	1,329
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45,407)	(11,856)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(141,422)	50,761
Cash, cash equivalents and restricted cash, beginning of period	1,449,347	1,323,533
Cash, cash equivalents and restricted cash, end of period	$1,307,925	$1,374,294
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2022 was $51.8 million, a decrease of $64.7 million compared to $12.8 million provided by operating activities in the corresponding period of 2021. This decrease was largely driven by a higher level of variable compensation payments based on 2021 performance, accelerated payment of variable compensation during the first quarter of 2022 compared to the first quarter of the prior year, and cash outflows related to EPAM’s humanitarian support efforts in Ukraine and geographic repositioning.

Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 was $34.6 million compared to $48.5 million provided by investing activities the same period in 2021. During the first three months of 2022, the cash used in investing activities was primarily attributable to $23.3 million used for capital expenditures compared to cash used for capital expenditures of $11.2 million during the comparable period in 2021. During the first three months of 2022, the cash used for the acquisitions of businesses, net of cash acquired was $8.2 million whereas no acquisitions were completed in the first quarter of 2021. Additionally, during the first three months of 2021, net cash provided by investing activities was positively impacted by the maturity of $60.0 million of time deposits.
Financing Activities
Net cash used in financing activities was $9.6 million in the first three months of 2022 compared to $1.3 million net cash provided by financing activities in the same period of 2021. During the first three months of 2022, we received cash from the exercises of stock options issued under our long-term incentive plans of $3.4 million, compared to $4.4 million received in the corresponding period of 2021. These cash inflows were offset by cash used for the payments of withholding taxes related to net share settlements of restricted stock units of $3.9 million in the first three months of 2022, compared to $3.3 million paid in the corresponding period of 2021. Additionally, the first three months of 2022 included repayment of debt of $6.8 million.
Future Capital Requirements
We believe that our existing cash and cash equivalents combined with our expected cash flow from operations will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. However, the invasion of Ukraine, COVID-19 and related measures to contain their impact have caused material disruptions in both national and global financial markets and economies. The future impact of the invasion of Ukraine and COVID-19 and responsive measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate at which our cash flows increase or decrease and the availability of public and private debt and equity financing. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors including the impact of the invasion of Ukraine and COVID-19 pandemic, each as described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. To the extent that existing cash and cash equivalents and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise additional funds on favorable terms or at all.
See Note 13 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding contractual obligations.
Off-Balance Sheet Commitments and Arrangements
We do not have any material obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 13 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities where we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
Recent Accounting Pronouncements
See Note 1 “Business and Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for additional information.

Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our Annual Report on Form 10-K for the year ended December 31, 2021 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Those future events and trends may relate to, among other things, developments relating to the invasion of Ukraine, political and civil unrest or military action in the geographies where we conduct business and operate, developments relating to the on-going COVID-19 pandemic, and the effect that they may have on our revenues, operations, access to capital, profitability and customer demand. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual Report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this quarterly report, our Annual Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
 The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2021 might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.
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
Concentration of Credit and Other Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and trade receivables.
We maintain our cash, cash equivalents and short-term investments with financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties.

We have cash in several countries, including Russia, Ukraine and Belarus, which could be impacted by the invasion of Ukraine and where the banking sector remains subject to periodic instability, banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2022, we had $59.5 million of cash and cash equivalents in banks in Russia, $51.0 million of cash and cash equivalents in banks in Belarus, and $28.3 million of cash and cash equivalents in banks in Ukraine. Also, as of March 31, 2022, we had an additional $28.9 million of cash in a bank in Belarus which could not be accessed due to an administrative review by the bank. Based on the inability to access this cash on demand, we have classified this amount as restricted cash included in Prepaid expenses and other current assets in our condensed consolidated balance sheets as of March 31, 2022. These funds were made available to us in full during April and substantially all of these funds were transferred to another bank in the country. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. A banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of our deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect our business and financial condition. Cash in these countries is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at March 31, 2022. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations. On March 4, 2022, EPAM announced that we will discontinue services to customers located in Russia. During the three months ended March 31, 2022, the Company evaluated trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded bad debt expense of $8.4 million, which is included in Selling, general and administrative expenses reflecting the deterioration of credit-worthiness of its customers in Russia.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates on our cash and cash equivalent deposits, short-term investments and paid on any outstanding balance on our borrowings, mainly under our 2021 Credit Agreement, which is subject to a variety of rates depending on the currency and timing of funds borrowed. We do not believe we are exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.
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
During the three months ended March 31, 2022, approximately 35.0% of consolidated revenues and 57.3% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
In the normal course of business, EPAM uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. We have a hedging program whereby we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty, Hungarian forint and Indian rupee transactions. As of March 31, 2022, all of EPAM’s foreign exchange forward contracts, except the Russian ruble foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
During the quarter ended March 31, 2022, in response to the invasion of Ukraine, EPAM de-designated our Russian ruble foreign exchange forward contracts as hedges and entered into offsetting foreign exchange forward contracts with the same counterparty. The Company determined it was probable the underlying forecasted foreign currency transactions which were hedged would not occur and reclassified the accumulated loss of $43.9 million on the underlying hedge into income which is classified as foreign exchange loss in the condensed consolidated statement of income.

During the quarter ended March 31, 2022, foreign exchange loss was $22.8 million compared to a gain of $2.3 million reported in the corresponding period last year. The loss was largely driven by the recognition of the accumulated loss of the Russian ruble foreign exchange forward contracts partially offset by foreign exchange gains from the devaluation of the Russian ruble.
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
During the first quarter of 2022, we reported revenue growth of 50.1% over the first quarter of 2021. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2021, we would have reported revenue growth of 53.0%. Our revenues were negatively impacted by the depreciation of the euro, British pound and the Russian ruble relative to the U.S. dollar. During the first quarter of 2022, we reported an increase in income from operations of 20.5% over the first quarter of 2021. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2021, we would have reported an increase in income from operations of 8.7%. Income from operations was most positively impacted by the depreciation of the Russian ruble relative to the U.S. dollar partially offset by the negative impact from the depreciation of the euro and British pound relative to the U.S. dollar.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our business and operations in the normal course of business. We are not currently a party to any material legal proceeding, nor are we aware of any material legal or governmental proceedings pending or contemplated to be brought against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factor below and the risk factors disclosed under the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
We have significant operations and personnel in Ukraine, Belarus, and Russia and conflict in the region has had and could continue to have a material adverse effect on our business, customers, service delivery, and financial results.
Economic, civil, military, and political uncertainty exists and may increase in many of the regions where we operate and derive our revenues. In particular, as of December 31, 2021, more than half of our global delivery, administrative and support personnel were located in Ukraine, Belarus and Russia, all of which are involved in a military action in Ukraine. We also have significant operations in countries bordering Ukraine and in the nearby emerging market economies of Eastern Europe, which currently are, and in the future may be, adversely impacted by regional instability.
On February 24, 2022, Russian military forces attacked Ukraine, and sustained conflict and disruption in the region is likely. In addition to a significant number of personnel and operations in Ukraine, we also own an office building and lease office space in a number of cities in Ukraine, all or some of which may be damaged or destroyed as a result of the attack against Ukraine. The impact to Ukraine, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, the Donbas region of Ukraine, and Belarus, and each country’s potential response to such sanctions, tensions, and military actions has and could continue to have a material adverse effect on our operations. In order to protect against potential cyberattacks or other information security threats, some of our customers are considering or have implemented steps to block internet communications with Russia, Ukraine, and Belarus, which has had a material adverse effect on our ability to deliver our services from those locations. Our customers have and may continue to seek altered terms, conditions, and delivery locations for the performance of services, delay planned work or seek services from alternate providers, or suspend, terminate, fail to renew, or reduce existing contracts or services, all of which could have a material adverse effect on our financial condition. The material adverse effects from the conflict and enhanced sanctions activity may continue to disrupt our delivery of services, has caused us to shift portions of our work occurring in the region to other countries, and may continue to restrict our ability to engage in certain projects or with certain customers in the region. We discontinued services to certain customers located in Russia and expect to discontinue services to all customers located in Russia and to complete the phased exit of our operations in Russia at or near the end of the second quarter of 2022. We expect to continue operating in Belarus. A significant number of our employees in Russia and Belarus have already relocated, and we expect that substantially more Russia- and Belarus-based employees will relocate to delivery locations outside their countries.
EPAM is actively monitoring and enhancing the security of our people and the stability of our infrastructure, including communications, physical assets, and internet availability. We are executing our business continuity plans in response to developments as they occur and to protect the safety of our personnel and address potential impacts to our delivery infrastructure. To date we have not experienced any material interruptions in our infrastructure, utility supply or internet connectivity needed to support our customers. We have developed and, in some cases, implemented additional contingency plans to relocate work and/or personnel to other geographies within our global footprint and add new locations, as appropriate. Increased operations and hiring in existing or new geographies, including in more developed economies, is likely to increase our expenses, especially compensation expenses for technology professionals in those markets, which could reduce the profitability of our business.

Our business continuity plans are designed to address known contingency scenarios to ensure that we have adequate processes and practices in place to protect the safety of our people and to handle potential impacts to our delivery capabilities. Our crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of prolonged or multiple crises, such as civil unrest, military conflict, and a pandemic in a concentrated geographic area or in multiple geographies. The current events in the regions where we operate and where we derive a significant amount of our business pose security risks to our people, our facilities, our operations, and infrastructure, such as utilities and network services, and the further disruption of any or all of them could materially adversely affect our operations and financial results, cause additional volatility in the price of our stock, and reduce our profitability. We have no way to predict the progress or outcome of the military action in Ukraine or its impacts in Russia and Belarus as the conflict and government reactions are rapidly developing and beyond our control. Whether in these countries or in others in which we operate, prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could require us to further rebalance our geographic concentrations and could have a material adverse effect on our personnel, operations, financial results and business outlook.
The risks and uncertainties that we face are not limited to those set forth in our Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1†*	Form of Chief Executive Officer Non-Qualified Stock Option Agreement
10.2†*	Form of Global Non-Qualified Stock Option Agreement for Senior Managers
10.3†*	Form of Chief Executive Officer Restricted Stock Unit Award Agreement
10.4†*	Form of Global Restricted Stock Unit Award Agreement for Senior Managers
10.5†*	EPAM Systems, Inc. Amended Non-Employee Director Compensation Policy
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2022

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)