Form 10-Q
period 2022-06-30
EPAM Systems, Inc.
filed 2022-08-05
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 29, 2022
Common Stock, par value $0.001 per share	57,367,432 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of June 30, 2022	As of December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,293,518	$1,446,625
Trade receivables and contract assets, net of allowance of $18,554 and $5,521, respectively	929,217	768,928
Short-term investments	60,098	—
Prepaid and other current assets	76,845	53,927
Total current assets	2,359,678	2,269,480
Property and equipment, net	211,119	236,214
Operating lease right-of-use assets, net	159,726	184,841
Intangible assets, net	89,032	101,143
Goodwill	521,267	530,723
Deferred tax assets	172,807	143,928
Other noncurrent assets	50,335	56,898
Total assets	$3,563,964	$3,523,227

Liabilities
Current liabilities
Accounts payable	$22,488	$24,847
Accrued compensation and benefits expenses	414,674	502,997
Accrued expenses and other current liabilities	181,525	142,014
Short-term debt	6,701	16,018
Income taxes payable, current	18,190	27,440
Operating lease liabilities, current	41,125	50,104
Total current liabilities	684,703	763,420
Long-term debt	30,221	30,234
Income taxes payable, noncurrent	45,441	42,454
Operating lease liabilities, noncurrent	130,891	142,802
Other noncurrent liabilities	48,702	48,480
Total liabilities	939,958	1,027,390
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 57,373 and 56,868 shares issued, 57,353 and 56,849 shares outstanding at June 30, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	760,975	711,912
Retained earnings	1,937,855	1,829,532
Treasury stock	(177)	(177)
Accumulated other comprehensive loss	(76,357)	(54,207)
Total EPAM Systems Inc. stockholders’ equity	2,622,353	2,487,117
Noncontrolling interest in consolidated subsidiaries	1,653	8,720
Total stockholders’ equity	2,624,006	2,495,837
Total liabilities and stockholders’ equity	$3,563,964	$3,523,227
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$1,194,861	$881,366	$2,366,475	$1,662,141
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	846,323	583,728	1,627,159	1,103,056
Selling, general and administrative expenses	232,527	151,910	469,804	288,299
Depreciation and amortization expense	22,991	20,454	47,250	38,261
Income from operations	93,020	125,274	222,262	232,525
Interest and other income, net	1,579	2,580	1,414	7,954
Foreign exchange loss	(85,941)	(4,693)	(108,726)	(2,394)
Income before provision for income taxes	8,658	123,161	114,950	238,085
(Benefit from)/ provision for income taxes	(9,946)	8,490	6,627	14,368
Net income	$18,604	$114,671	$108,323	$223,717

Net income per share:
Basic	$0.33	$2.03	$1.90	$3.97
Diluted	$0.32	$1.94	$1.84	$3.80
Shares used in calculation of net income per share:
Basic	57,240	56,463	57,078	56,317
Diluted	59,020	59,011	58,981	58,896

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$18,604	$114,671	$108,323	$223,717
Other comprehensive income/(loss):
Change in foreign currency translation adjustments, net of tax	14,830	9,637	(15,722)	(894)
Change in unrealized (loss)/gain on hedging instruments, net of tax	(5,037)	2,040	(6,428)	(2,041)
Defined benefit pension plans - actuarial loss, net of tax	—	—	—	(626)
Other comprehensive income/(loss)	9,793	11,677	(22,150)	(3,561)
Comprehensive income	$28,397	$126,348	$86,173	$220,156

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiaries	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2022	56,849	$57	$711,912	$1,829,532	20	$(177)	$(54,207)	$8,720	$2,495,837
Restricted stock units vested	193	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(67)	—	(18,376)	—	—	—	—	—	(18,376)
Stock-based compensation expense	—	—	22,702	—	—	—	—	—	22,702
Exercise of stock options	158	—	2,884	—	—	—	—	—	2,884
Other comprehensive loss	—	—	—	—	—	—	(31,943)	—	(31,943)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(7,067)	(7,067)
Net income	—	—	—	89,719	—	—	—	—	89,719
Balance, March 31, 2022	57,133	$57	$719,122	$1,919,251	20	$(177)	$(86,150)	$1,653	$2,553,756
Restricted stock units vested	24	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(6)	—	(1,843)	—	—	—	—	—	(1,843)
Stock-based compensation expense	—	—	24,902	—	—	—	—	—	24,902
Exercise of stock options	147	—	6,410	—	—	—	—	—	6,410
Issuance of common stock from employee stock purchase plan	55	—	12,384	—	—	—	—	—	12,384
Other comprehensive income	—	—		—	—	—	9,793	—	9,793
Net income	—	—	—	18,604	—	—	—	—	18,604
Balance, June 30, 2022	57,353	$57	$760,975	$1,937,855	20	$(177)	$(76,357)	$1,653	$2,624,006

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiaries	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2021	56,108	$56	$660,771	$1,347,880	20	$(177)	$(25,512)	$—	$1,983,018
Restricted stock units vested	248	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(84)	—	(31,935)	—	—	—	—	—	(31,935)
Stock-based compensation expense	—	—	14,624	—	—	—	—	—	14,624
Exercise of stock options	109	—	4,424	—	—	—	—	—	4,424
Other comprehensive loss	—	—	—	—	—	—	(15,238)	—	(15,238)
Net income	—	—	—	109,046	—	—	—	—	109,046
Balance, March 31, 2021	56,381	$56	$647,884	$1,456,926	20	$(177)	$(40,750)	$—	$2,063,939
Restricted stock units vested	19	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(6)	—	(2,631)	—	—	—	—	—	(2,631)
Stock-based compensation expense	—	—	13,792	—	—	—	—	—	13,792
Exercise of stock options	219	1	11,219	—	—	—	—	—	11,220
Other comprehensive income	—	—	—	—	—	—	11,677	—	11,677
Net income	—	—	—	114,671	—	—	—	—	114,671
Balance, June 30, 2021	56,613	$57	$670,264	$1,571,597	20	$(177)	$(29,073)	$—	$2,212,668

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$108,323	$223,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47,250	38,261
Operating lease right-of-use assets amortization expense	26,037	31,496
Bad debt expense	11,748	2,828
Deferred taxes	(29,405)	1,176
Stock-based compensation expense	35,005	48,451
Unrealized loss on derivative	32,013	—
Impairment charges	21,002	—
Other	75,433	(5,190)
Changes in assets and liabilities:
Trade receivables and contract assets	(183,143)	(168,038)
Prepaid and other assets	(3,350)	(7,795)
Accounts payable	725	(3,948)
Accrued expenses and other liabilities	(62,153)	(6,772)
Operating lease liabilities	(29,015)	(32,276)
Income taxes payable	(24,803)	(40,247)
Net cash provided by operating activities	25,667	81,663
Cash flows from investing activities:
Purchases of property and equipment	(41,426)	(33,773)
Purchases of short-term investments	(60,000)	—
Proceeds from short-term investments	—	60,000
Acquisition of business, net of cash acquired (Note 3)	(10,621)	(121,252)
Purchases of non-marketable securities	—	(2,544)
Other investing activities, net	(11,041)	179
Net cash used in investing activities	(123,088)	(97,390)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	22,165	15,610
Payments of withholding taxes related to net share settlements of restricted stock units	(20,796)	(33,696)
Proceeds from debt	3,227	—
Repayment of debt	(10,756)	—
Payment of contingent consideration for previously acquired business	(207)	(1,047)
Purchase of noncontrolling interest	(2,146)	—
Other financing activities, net	(2,121)	137
Net cash used in financing activities	(10,634)	(18,996)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45,661)	(3,761)
Net decrease in cash, cash equivalents and restricted cash	(153,716)	(38,484)
Cash, cash equivalents and restricted cash, beginning of period	1,449,347	1,323,533
Cash, cash equivalents and restricted cash, end of period	$1,295,631	$1,285,049

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
Balance sheet classification
Cash and cash equivalents	$1,293,518	$1,446,625
Restricted cash in Prepaid and other current assets	202	495
Restricted cash in Other noncurrent assets	1,911	2,227
Total restricted cash	2,113	2,722
Total cash, cash equivalents and restricted cash	$1,295,631	$1,449,347

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the periods presented.
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

The Company has cash in several countries, including Belarus, Ukraine and Russia, which have been impacted by the invasion of Ukraine (see Note 2, “Impact of the Invasion of Ukraine”) and where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2022, the Company had $40.4 million of cash and cash equivalents in banks in Belarus, $40.2 million of cash and cash equivalents in banks in Ukraine and $17.2 million of cash and cash equivalents in banks in Russia. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. A banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition. Cash in these countries is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so.

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

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Russian rubles, Swiss francs, and Canadian dollars and incurs expenditures principally in Russian rubles, Polish zlotys, euros, Swiss francs, Hungarian forints, British pounds, Indian rupees, Chinese yuan renminbi and Mexican pesos. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee and Hungarian forint transactions. See Note 6, “Derivative Financial Instruments” for further discussion regarding the Company’s termination of the hedging program for the Russian ruble.
Interest rate risk — The Company’s exposure to interest rate risk is influenced by the changes in interest rates received on cash and cash equivalent deposits and short-term investments and paid on any outstanding balance on the Company’s borrowings, mainly under the 2021 Credit Agreement, which is subject to a variety of rates depending on the type and timing of funds borrowed (See Note 8 “Debt”). The Company does not believe it is exposed to material direct risks associated with changes in interest rates related to these deposits and borrowings.
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
2.     IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has called for an immediate end to this unlawful and unconscionable attack. As of June 30, 2022, the Company had $70.9 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $50.7 million, laptops with a net book value of $12.5 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $7.2 million, and leasehold improvements located throughout Ukraine with a net book value of $0.5 million. Additionally, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $14.4 million as of June 30, 2022. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, in addition to the Company’s donations, and the work of EPAM volunteers on the ground, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. During the three and six months ended June 30, 2022, the Company expensed $8.4 million and $34.0 million, respectively, related to this commitment including special cash payments to support impacted employees, financial and medical support for impacted families, travel, meals and lodging expenses, and donations to third-party humanitarian organizations. Of the expensed amount for the three months ended June 30, 2022, $3.3 million is classified in Cost of revenues (exclusive of depreciation and amortization) and $5.1 million is classified in Selling, general and administrative expense on the condensed consolidated financial statements. Of the expensed amount for the six months ended June 30, 2022, $22.4 million is classified in Cost of revenues (exclusive of depreciation and amortization) and $11.6 million is classified in Selling, general and administrative expense on the condensed consolidated financial statements.

The Company continues to execute its business continuity plans to relocate employees residing in Ukraine, Belarus and Russia to other countries and continues to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacity to ensure the continuity of delivery for its customers who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion. In addition to costs incurred as part of EPAM’s humanitarian commitment to Ukraine, during the three months ended June 30, 2022, the Company incurred expenses of $14.4 million related to its geographic repositioning efforts, classified as Selling, general and administrative expenses and $9.3 million related to these standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). During the six months ended June 30, 2022, the Company incurred expenses of $33.1 million related to its geographic repositioning efforts, classified as Selling, general and administrative expenses and $11.8 million related to these standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). During the six months ended June 30, 2022, the Company also recorded an impairment charge of $1.3 million classified as Other income/(expense) related to a financial asset in Ukraine which the Company believes to be unrealizable due to the events in Ukraine.
In response to the attacks on Ukraine, EPAM announced on March 4, 2022, it would discontinue services to customers located in Russia. Based on this change in facts and circumstances, the long-term cash flow forecast for the Company’s operations in Russia and its Russia reporting unit were significantly reduced. The reduction in the long-term cash flow forecasts indicated that the carrying amounts of goodwill and long-lived assets associated with the Company’s Russia reporting unit and operations in Russia may not be recoverable, and the carrying value of these assets was tested for impairment. The Company relied on the income approach to estimate the fair values of the Russia reporting unit and long-lived assets and considered multiple scenarios including the continuing operation and exit of operations in Russia. Reflecting the negative long-term cash flow forecasts that each of these scenarios produced for these assets, during the three months ended March 31, 2022, the Company recorded impairments of Property and equipment, net of $15.1 million, Operating lease right-of-use assets, net of $3.8 million, and Goodwill of $0.7 million. These asset impairment charges are included in Selling, general and administrative expenses in the interim condensed consolidated financial statements for the six months ended June 30, 2022. Additionally, the Company evaluated trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded bad debt expense of $8.2 million during the six months ended June 30, 2022, reflecting the deterioration of creditworthiness of its customers in Russia. This expense is included in Selling, general and administrative expenses in the condensed consolidated financial statements.
On April 7, 2022, the Company announced that it would begin the process of a phased exit of its operations in Russia, to be completed in the months following the announcement and in close collaboration with the Company’s employees, contractors, and customers. Through the date of issuance of these condensed consolidated financial statements, the Company continues to explore strategic alternatives for its operations in Russia, including the potential sale or liquidation of its holdings while executing its phased exit. In connection with the exit of its operations in Russia, the Company incurred employee separation costs of $16.2 million during the three and six months ended June 30, 2022, of which $7.4 million is included in Accrued compensation expenses in the condensed consolidated balance sheet as of June 30, 2022. The Company could incur additional significant charges in the future related to the exit of its operations in Russia including, but not limited to, additional restructuring costs and loss on sale, which could be impacted by amounts transferred to settle intercompany receivables and payables and the recognition of the Accumulated currency translation adjustment currently included in Accumulated other comprehensive income/(loss). The timing of completing the exit is subject to completion of regulatory requirements in the country and the Company expects to complete its exit as soon as feasible.
As of June 30, 2022, the Company had the following assets and liabilities in Russia:

Cash and cash equivalents	$17,160
Trade receivables and contract assets, net of allowance of $10.2 million	18,757
Prepaid and other current assets	5,381
Total assets in Russia	$41,298
Accounts payable	$1,201
Accrued compensation and benefits expenses	32,896
Accrued expenses and other liabilities	7,278
Operating lease liabilities	1,309
Other noncurrent liabilities	876
Total liabilities in Russia	$43,560

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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each respective acquisition and updated for any changes as of June 30, 2022:

	PolSource	CORE	Emakina
Cash and cash equivalents	$2,565	$11,283	$5,142
Trade receivables and contract assets	12,734	10,266	34,389
Prepaid and other current assets	814	5,490	3,109
Goodwill	125,265	23,237	137,037
Intangible assets	15,790	8,368	30,488
Property and equipment and other noncurrent assets	461	4,585	17,547
Total assets acquired	$157,629	$63,229	$227,712
Accounts payable, accrued expenses and other current liabilities	$5,337	$8,439	$36,411
Short-term debt	—	—	13,657
Long-term debt	—	—	8,874
Operating lease liabilities, noncurrent	157	2,056	5,527
Other noncurrent liabilities	3,963	2,525	8,756
Total liabilities assumed	$9,457	$13,020	$73,225
Noncontrolling interest in consolidated subsidiaries	—	—	10,469
Net assets acquired	$148,172	$50,209	$144,018
As of June 30, 2022 the Company has completed the purchase price allocation for the acquisition of PolSource and the estimated fair values of the assets acquired and liabilities assumed have been finalized. The effect of adjustments recorded during the three and six months ended June 30, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of PolSource was not material.
The effect of adjustments recorded during the three and six months ended June 30, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of CORE was not material. For the acquisition of CORE, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date.

The effect of adjustments recorded during the three and six months ended June 30, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of Emakina was not material. For the acquisition of Emakina, the estimated fair values of the assets acquired, liabilities assumed and noncontrolling interest are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. The effect of adjustments recorded during the three and six months ended June 30, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of Emakina was not material.
Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s consolidated financial statements was not material individually or in the aggregate.
As of June 30, 2022, the following table presents the estimated fair values and useful lives of intangible assets acquired from PolSource, CORE and Emakina:

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
2022 Acquisitions — During the six months ended June 30, 2022, the Company completed two acquisitions with a total purchase price of $13.6 million including contingent consideration with total acquisition-date fair value of $2.6 million. These acquisitions expanded EPAM’s capabilities to deliver end-to-end solutions for designing and building sophisticated commerce platforms, provided opportunities for geographic expansion as well as added $3.4 million of intangible assets, consisting of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.

4.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2022	$217,594	$312,413	$716	$530,723
Emakina acquisition purchase accounting adjustment	—	423	—	423
PolSource acquisition purchase accounting adjustment	(44)	(30)	—	(74)
CORE acquisition purchase accounting adjustment	—	3	—	3
Other 2021 acquisitions purchase accounting adjustment	(519)	15	—	(504)
2022 acquisitions	—	10,322	—	10,322
Goodwill impairment	—	—	(686)	(686)
Effect of net foreign currency exchange rate changes	(556)	(18,354)	(30)	(18,940)
Balance as of June 30, 2022	$216,475	$304,792	$—	$521,267
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the goodwill impairment recorded in the Russia segment during the three months ended March 31, 2022.
The Russia segment had accumulated goodwill impairment losses of $2.9 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively. There were no accumulated impairment losses in the North America or Europe reportable segments as of June 30, 2022 or December 31, 2021.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$25	$—	$25	$—
Rights to acquire noncontrolling interest in consolidated subsidiaries	952	—	—	952
Total assets measured at fair value on a recurring basis	$977	$—	$25	$952

Foreign exchange derivative liabilities	$44,774	$—	$44,774	$—
Contingent consideration	30,556	—	—	30,556
Total liabilities measured at fair value on a recurring basis	$75,330	$—	$44,774	$30,556

	As of December 31, 2021
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,429	$—	$1,429	$—
Rights to acquire noncontrolling interest in consolidated subsidiaries	6,093	—	—	6,093
Total assets measured at fair value on a recurring basis	$7,522	$—	$1,429	$6,093

Foreign exchange derivative liabilities	$5,849	$—	$5,849	$—
Contingent consideration	23,114	—	—	23,114
Total liabilities measured at fair value on a recurring basis	$28,963	$—	$5,849	$23,114

The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 6 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.
As part of the acquisition of Emakina, the Company acquired rights to purchase certain noncontrolling interests in consolidated subsidiaries of Emakina in exchange for future cash payments determined by the future profitability of certain subsidiaries. The Company determines the fair value of these rights by (i) estimating the fair value of the noncontrolling interests in consolidated subsidiaries by applying an EBITDA multiple adjusted for a lack of control and marketability, less (ii) the fair value of expected future payments to settle the related contractual obligations. The Company purchased the majority of the noncontrolling interest in consolidated subsidiaries during the three months ended March 31, 2022.
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
The fair value of the contingent consideration for all other acquisitions was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rate used to determine the fair value of contingent consideration for the 2022 Acquisitions ranged from a minimum of 13.0% to a maximum of 15.0%. The discount rate used to determine the fair value of contingent consideration for the CORE acquisition was 13.0%. The discount rates used to determine the fair value of contingent consideration for the Other 2021 Acquisitions ranged from a minimum of 15.0% to a maximum of 22.0%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statement of income.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration using significant unobservable inputs for the six months ended June 30, 2022 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2022	$23,114
Acquisition date fair value of contractual contingent liabilities - 2022 Acquisitions	2,645
Changes in fair value of contingent consideration included in Interest and other income, net	6,106
Payment of contingent consideration for previously acquired businesses	(207)
Effect of net foreign currency exchange rate changes	(1,102)
Contingent consideration liabilities as of June 30, 2022	$30,556
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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Financial Assets:
Cash equivalents:
Money market funds	$330,737	$330,737	$330,737	$—	$—
Total cash equivalents	$330,737	$330,737	$330,737	$—	$—
Restricted cash	$2,113	$2,113	$2,113	$—	$—
Time deposits included in Short-term investments	$60,098	$60,098	$—	$60,098	$—
Employee loans	$2,383	$2,383	$—	$—	$2,383
Financial Liabilities:
Short-term debt	$6,701	$6,701	$—	$6,701	$—
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Other long-term debt	$5,221	$5,221	$—	$5,221	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Financial Assets:
Cash equivalents:
Money market funds	$78,302	$78,302	$78,302	$—	$—
Total cash equivalents	$78,302	$78,302	$78,302	$—	$—
Restricted cash	$2,722	$2,722	$2,722	$—	$—
Employee loans	$818	$818	$—	$—	$818
Financial Liabilities:
Short-term debt	$16,018	$16,018	$—	$16,018	$—
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Other long-term debt	$5,234	$5,234	$—	$5,234	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $27.5 million and $27.5 million as of June 30, 2022 and December 31, 2021, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

6.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted, Polish zloty, Hungarian forint and Indian rupee transactions.

During the three months ended March 31, 2022, in response to the invasion of Ukraine, the Company de-designated its Russian ruble foreign exchange forward contracts as hedges and entered into offsetting foreign exchange forward contracts with the same counterparty. The Company determined it was probable the underlying forecasted foreign currency transactions which were hedged would not occur and reclassified the accumulated loss of $43.9 million on the underlying hedges into income which is classified as foreign exchange loss in the condensed consolidated statement of income.
As of June 30, 2022, all of the Company’s foreign exchange forward contracts, except the Russian ruble foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 were as follows:

		As of June 30, 2022		As of December 31, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$25		$1,429
	Accrued expenses and other current liabilities		$12,761		$5,849
Foreign exchange forward contracts - Not designated as hedging instruments	Accrued expenses and other current liabilities		$32,013		$—

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 9.6 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three and six months ended June 30, 2022 and 2021. See Note 2 “Impact of the Invasion of Ukraine” for discussion of impairment of right-of-use assets in Russia.
During the three and six months ended June 30, 2022 and 2021, the components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Classification	2022	2021	2022	2021
Operating lease cost	Selling, general and administrative expenses	$12,215	$17,245	$28,099	$34,501
Variable lease cost	Selling, general and administrative expenses	2,341	1,656	5,528	3,916
Short-term lease cost	Selling, general and administrative expenses	1,427	336	2,466	514
Total lease cost		$15,983	$19,237	$36,093	$38,931

Supplemental cash flow information related to leases for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$15,663	$17,774	$30,466	$35,419
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,248	$1,639	$24,732	$1,677
Non-cash net increase/(decrease) due to lease modifications:
Operating lease right-of-use assets	$1,581	$(813)	$(5,847)	$(1,879)
Operating lease liabilities	$325	$(813)	$(7,109)	$(1,879)
Weighted average remaining lease term and discount rate as of June 30, 2022 and 2021 were as follows:

	As of June 30, 2022	As of June 30, 2021
Weighted average remaining lease term, in years:
Operating leases	5.7	5.8
Weighted average discount rate:
Operating leases	2.2%	2.6%
As of June 30, 2022, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2022 (excluding six months ended June 30, 2022)	$23,589
2023	39,699
2024	33,070
2025	25,625
2026	20,470
Thereafter	40,068
Total lease payments	182,521
Less: imputed interest	(10,505)
Total	$172,016
The Company had committed to payments of $10.5 million related to operating lease agreements that had not yet commenced as of June 30, 2022. These operating leases will commence on various dates during 2022 with lease terms ranging from 0.7 to 9.3 years. The Company did not have any material finance lease agreements that had not yet commenced.
8.DEBT
Revolving Credit Facility — On October 21, 2021, the Company replaced its 2017 credit facility with a new unsecured credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Santander Bank, N.A.; and Raiffeisen Bank International AG (collectively the “Lenders”). The 2021 Credit Agreement provides for a revolving credit facility (the “2021 Revolving Facility”) with a borrowing capacity of $700.0 million, with the potential to increase the borrowing capacity up to $1,000.0 million if certain conditions are met. The 2021 Credit Agreement matures on October 21, 2026.

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
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of June 30, 2022, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of June 30, 2022	As of December 31, 2021
Outstanding debt	$25,000	$25,000
Interest rate	2.5%	1.0%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000
Other Debt - On November 3, 2021, in connection with the acquisition of Emakina, the Company assumed the debt obligations of the acquired companies. As of June 30, 2022, debt that matures within one year is classified as Short-term debt on the condensed consolidated balance sheets and consists of multiple bank loans and credit lines totaling $6.7 million that bear a weighted-average interest rate of 1.6%. As of June 30, 2022, debt that matures in more than one year and through 2027 is classified as Long-term debt on the condensed consolidated balance sheets and consists of multiple bank loans and credit lines totaling $5.2 million that bear interest at a weighted-average interest rate of 1.4%. Some of this debt is secured by assets of Emakina. Some of the debt agreements contain covenants and as of June 30, 2022, the Company was in compliance with all those covenants.

9.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$697,961	$22,816	$835	$721,612
EMEA	23,190	399,796	—	422,986
APAC	793	29,383	—	30,176
CEE	1,713	(51)	18,425	20,087
Revenues	$723,657	$451,944	$19,260	$1,194,861

	Six Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$1,357,737	$48,776	$1,892	$1,408,405
EMEA	48,288	796,549	99	844,936
APAC	1,576	58,182	—	59,758
CEE	3,767	407	49,202	53,376
Revenues	$1,411,368	$903,914	$51,193	$2,366,475

	Three Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$508,330	$18,036	$1,032	$527,398
EMEA	21,615	269,596	70	291,281
APAC	667	24,317	—	24,984
CEE	1,410	—	36,293	37,703
Revenues	$532,022	$311,949	$37,395	$881,366

	Six Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$963,097	$32,699	$1,923	$997,719
EMEA	39,370	511,150	133	550,653
APAC	1,142	44,790	—	45,932
CEE	3,266	14	64,557	67,837
Revenues	$1,006,875	$588,653	$66,613	$1,662,141
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$130,932	$140,081	$5,305	$276,318
Financial Services	126,879	112,766	11,338	250,983
Business Information & Media	114,026	83,681	163	197,870
Software & Hi-Tech	161,034	33,847	442	195,323
Life Sciences & Healthcare	115,899	12,527	66	128,492
Emerging Verticals	74,887	69,042	1,946	145,875
Revenues	$723,657	$451,944	$19,260	$1,194,861

	Six Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$253,179	$276,869	$11,589	$541,637
Financial Services	247,214	230,096	33,736	511,046
Business Information & Media	224,972	166,582	619	392,173
Software & Hi-Tech	317,316	66,301	1,189	384,806
Life Sciences & Healthcare	227,270	24,809	216	252,295
Emerging Verticals	141,417	139,257	3,844	284,518
Revenues	$1,411,368	$903,914	$51,193	$2,366,475

	Three Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$85,075	$79,731	$6,739	$171,545
Financial Services	83,342	85,965	24,631	193,938
Business Information & Media	92,379	65,032	436	157,847
Software & Hi-Tech	134,638	23,934	590	159,162
Life Sciences & Healthcare	80,712	10,780	204	91,696
Emerging Verticals	55,876	46,507	4,795	107,178
Revenues	$532,022	$311,949	$37,395	$881,366

	Six Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$154,504	$144,355	$11,697	$310,556
Financial Services	153,082	164,005	45,709	362,796
Business Information & Media	179,584	125,189	823	305,596
Software & Hi-Tech	260,224	44,907	1,095	306,226
Life Sciences & Healthcare	156,301	26,131	379	182,811
Emerging Verticals	103,180	84,066	6,910	194,156
Revenues	$1,006,875	$588,653	$66,613	$1,662,141

The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$654,627	$390,296	$14,648	$1,059,571
Fixed-price	65,992	60,607	4,581	131,180
Licensing	2,463	530	31	3,024
Other revenues	575	511	—	1,086
Revenues	$723,657	$451,944	$19,260	$1,194,861

	Six Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,281,434	$767,951	$33,339	$2,082,724
Fixed-price	122,757	134,215	17,771	274,743
Licensing	6,098	675	83	6,856
Other revenues	1,079	1,073	—	2,152
Revenues	$1,411,368	$903,914	$51,193	$2,366,475

	Three Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$466,204	$267,070	$19,239	$752,513
Fixed-price	61,383	44,252	18,115	123,750
Licensing	4,076	260	31	4,367
Other revenues	359	367	10	736
Revenues	$532,022	$311,949	$37,395	$881,366

	Six Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$884,091	$499,761	$33,666	$1,417,518
Fixed-price	114,398	87,818	32,816	235,032
Licensing	7,611	314	112	8,037
Other revenues	775	760	19	1,554
Revenues	$1,006,875	$588,653	$66,613	$1,662,141

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$722,311	$451,847	$19,240	$1,193,398
Transferred at a point of time	1,346	97	20	1,463
Revenues	$723,657	$451,944	$19,260	$1,194,861

	Six Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,407,420	$903,695	$51,131	$2,362,246
Transferred at a point of time	3,948	219	62	4,229
Revenues	$1,411,368	$903,914	$51,193	$2,366,475

	Three Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$529,230	$311,840	$37,370	$878,440
Transferred at a point of time	2,792	109	25	2,926
Revenues	$532,022	$311,949	$37,395	$881,366

	Six Months Ended June 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,001,604	$588,571	$66,560	$1,656,735
Transferred at a point of time	5,271	82	53	5,406
Revenues	$1,006,875	$588,653	$66,613	$1,662,141
During the three and six months ended June 30, 2022, the Company recognized $12.5 million and $6.6 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $11.6 million and $16.5 million during the three and six months ended June 30, 2021, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of June 30, 2022. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$9,731	$2,722	$1,930	$965	$15,348

The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
Contract assets included in Trade receivables and contract assets, net	$13,426	$13,798
Contract liabilities included in Accrued expenses and other current liabilities	$33,157	$39,810
Contract liabilities included in Other noncurrent liabilities	$326	$84
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have not changed materially since December 31, 2021. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have decreased since December 31, 2021, due to services performed for customers during the first six months of 2022.
During the three and six months ended June 30, 2022, the Company recognized $5.6 million and $32.0 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2021. During the three and six months ended June 30, 2021, the Company recognized $3.3 million and $14.3 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2020.

10.STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues (exclusive of depreciation and amortization)	$14,732	$11,261	$14,308	$22,378
Selling, general and administrative expenses	13,161	12,637	20,697	26,073
Total	$27,893	$23,898	$35,005	$48,451
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2022	2,318	$77.79
Options granted	132	$277.45
Options exercised	(308)	$32.70
Options forfeited	(8)	$341.30
Options outstanding at June 30, 2022	2,134	$95.65	$436,209	3.8

Options vested and exercisable as of June 30, 2022	1,832	$66.17	$420,985	3.0
Options expected to vest as of June 30, 2022	279	$272.93	$14,299	8.7
As of June 30, 2022, $28.8 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2022:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2022	9	$167.18	576	$277.38	112	$217.28
Awards granted	—	$—	621	$283.11	51	$269.60
Awards modified	—	$—	(3)	$387.74	3	$220.00
Awards vested	—	$—	(216)	$217.49	(52)	$181.19
Awards forfeited/cancelled	—	$—	(30)	$331.24	(3)	$258.23
Unvested service-based awards outstanding at June 30, 2022	9	$167.18	948	$292.73	111	$257.12
As of June 30, 2022, $0.1 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 0.2 years.
As of June 30, 2022, $223.7 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.1 years.
As of June 30, 2022, $26.3 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.
The liability associated with the service-based liability-classified RSUs as of June 30, 2022 and December 31, 2021, was $3.6 million and $31.5 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the six months ended June 30, 2022:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2022	9	$165.87	23	$339.69
Awards granted	—	$—	6	$418.26
Awards vested	—	—	(1)	$399.99
Awards forfeited/cancelled	—	—	(3)	$399.99
Unvested performance-based awards outstanding at June 30, 2022	9	$165.87	25	$349.34
As of June 30, 2022, $0.5 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.

As of June 30, 2022, $5.0 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.6 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months in April and November. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the three and six months ended June 30, 2022, the ESPP participants purchased 55 thousand shares of common stock under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and six months ended June 30, 2022, the Company recognized $3.7 million and $5.4 million, respectively, of stock-based compensation expense related to the ESPP. As of June 30, 2022, total unrecognized stock-based compensation cost related to the ESPP was $6.5 million, which is expected to be recognized over a period of 0.3 years.
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
As of June 30, 2022, the Company has commitments to grant up to $34.0 million of equity awards with the number of awards to be determined based on future stock prices. There is a service-based vesting requirement after the grant date associated with these awards and certain of these awards contain performance criteria that will determine the amount of future awards to be issued. These awards are considered granted for accounting purposes. In determining the expense, the Company adjusts the expected settlement based on the probability of achievement of such performance criteria. Related to these awards, the Company recorded stock-based compensation expense in the condensed consolidated statements of income of $0.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the Company has issued 2 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined.

11.INCOME TAXES
In determining its interim provision for income taxes, the Company historically has used an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. During the first quarter of 2022, the Company recorded its interim tax provision using the discrete method rather than using an estimated annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. During the second quarter of 2022, the Company used an estimated annual effective tax rate. The change did not have a material impact on the condensed consolidated interim financial statements. In subsequent quarters, the Company expects to continue to utilize the annual effective tax rate method.
The Company’s worldwide effective tax rates for the three months ended June 30, 2022 and 2021 were (114.9)% and 6.9%, respectively, and 5.8% and 6.0% during the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $7.4 million and $21.0 million during the three months ended June 30, 2022 and 2021, respectively, and $20.5 million and $42.5 million during the six months ended June 30, 2022 and 2021, respectively. Additionally, during the three months ended June 30, 2022, the Company’s effective tax rate benefited from the recognition of one-time benefits of $7.2 million resulting from the Company’s decision to change the tax status and to classify certain of its foreign subsidiaries as disregarded entities for U.S. income tax purposes.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$18,604	$114,671	$108,323	$223,717
Numerator for basic and diluted earnings per share	$18,604	$114,671	$108,323	$223,717

Denominator:
Weighted average common shares for basic earnings per share	57,240	56,463	57,078	56,317
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	1,780	2,548	1,903	2,579
Weighted average common shares for diluted earnings per share	59,020	59,011	58,981	58,896

Net income per share:
Basic	$0.33	$2.03	$1.90	$3.97
Diluted	$0.32	$1.94	$1.84	$3.80
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 461 thousand and 299 thousand during the three and six months ended June 30, 2022, respectively.
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 83 and 49 thousand during the three and six months ended June 30, 2021.

13.COMMITMENTS AND CONTINGENCIES
Indemnification Obligations — In the normal course of business, the Company is a party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters, infringement of third-party intellectual property rights, data privacy violations, and certain tortious conduct in the course of providing services. The duration of these indemnifications varies, and in certain cases, is indefinite.
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
Ukraine Humanitarian Commitment — On March 4, 2022, EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitments to humanitarian aid for Ukraine.

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
Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment revenues:
North America	$723,657	$532,022	$1,411,368	$1,006,875
Europe	451,944	311,949	903,914	588,653
Russia	19,260	37,395	51,193	66,613
Total segment revenues	$1,194,861	$881,366	$2,366,475	$1,662,141
Segment operating profit/(loss):
North America	$127,420	$111,260	$254,154	$205,363
Europe	35,396	50,452	92,107	101,525
Russia	1,662	6,029	(17,822)	7,008
Total segment operating profit	$164,478	$167,741	$328,439	$313,896

Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three and six months ended June 30, 2022 and 2021.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total segment operating profit:	$164,478	$167,741	$328,439	$313,896
Unallocated amounts:
Stock-based compensation expense	(27,893)	(23,898)	(35,005)	(48,451)
Amortization of intangibles assets	(5,756)	(3,961)	(11,000)	(7,101)
Other acquisition-related expenses	(90)	(2,099)	(669)	(4,032)
Other unallocated expenses	(37,719)	(12,509)	(59,503)	(21,787)
Income from operations	93,020	125,274	222,262	232,525
Interest and other income, net	1,579	2,580	1,414	7,954
Foreign exchange loss	(85,941)	(4,693)	(108,726)	(2,394)
Income before provision for income taxes	$8,658	$123,161	$114,950	$238,085
Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of June 30, 2022	As of December 31, 2021
Ukraine	$70,901	$78,289
Belarus	64,401	75,422
United States	17,186	14,843
India	9,994	9,459
Poland	7,865	8,240
Hungary	4,819	5,339
Russia	—	16,611
Other	35,953	28,011
Total	$211,119	$236,214
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia, impairment of long-lived assets in Russia and the subsequent decision to exit its operations in Russia.

The table below presents information about the Company’s revenues by customer location for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$686,952	$502,499	$1,343,979	$950,520
United Kingdom	149,730	112,739	302,927	206,203
Switzerland	79,226	63,794	161,056	131,362
Netherlands	50,879	36,700	101,058	69,732
Germany	39,874	25,736	76,263	47,761
Canada	31,811	24,455	58,840	46,290
Russia	17,987	35,767	48,679	63,423
Other locations	138,402	79,676	273,673	146,850
Total	$1,194,861	$881,366	$2,366,475	$1,662,141
15.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency translation
Beginning balance	$(83,299)	$(38,699)	$(52,747)	$(28,168)
Foreign currency translation	22,977	12,088	(13,138)	(1,493)
Income tax (expense)/ benefit	(8,147)	(2,451)	(2,584)	599
Foreign currency translation, net of tax	14,830	9,637	(15,722)	(894)
Ending balance	$(68,469)	$(29,062)	$(68,469)	$(29,062)
Cash flow hedging instruments
Beginning balance	$(4,808)	$(439)	$(3,417)	$3,642
Unrealized (loss)/ gain in fair value	(11,048)	1,271	(57,605)	(6,075)
Net loss reclassified into Cost of revenues (exclusive of depreciation and amortization)	4,557	1,371	5,461	3,437
Net (gain)/ loss reclassified into Foreign exchange loss	(26)	—	43,828	—
Income tax benefit/ (expense)	1,480	(602)	1,888	597
Cash flow hedging instruments, net of tax	(5,037)	2,040	(6,428)	(2,041)
Ending balance(1)	$(9,845)	$1,601	$(9,845)	$1,601
Defined benefit plans
Beginning balance	$1,957	$(1,612)	$1,957	$(986)
Actuarial losses	—	—	—	(811)
Income tax benefit	—	—	—	185
Defined benefit plans, net of tax	—	—	—	(626)
Ending balance	$1,957	$(1,612)	$1,957	$(1,612)
Accumulated other comprehensive loss	$(76,357)	$(29,073)	$(76,357)	$(29,073)
(1) As of June 30, 2022, the ending balance of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.
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
During the second quarter of 2022, to ensure safety and business continuity in the presence of the COVID-19 global pandemic, many of our personnel continue to work productively through secure remote working arrangements so they can respond to the rapidly changing needs and demands of our customers. We cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition. For additional information on the impact of the COVID-19 pandemic on our results and for further information on the various risks posed by the COVID-19 pandemic, please read “Part I. Item 1A. Risk Factors” under the sub-heading “Risks Related to COVID-19” which is included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine and we have continued to relocate our employees to lower risk locations, both in Ukraine and to other countries where we operate, and we have maintained our $100 million humanitarian aid commitment to our people. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved in 2021. We also continue to execute our business continuity plans and have sustained our accelerated hiring across multiple locations in Central and Eastern Europe, Latin America, and India. Our Board of Directors continues its oversight of our strategic, geopolitical, and cybersecurity risks and the risks related to our geographic expansion. Our Board has received updates from management during both regular and special meetings, while also providing oversight of the risks associated with the war in Ukraine and other strategic areas of importance related to the invasion.

On April 7, 2022, the Company announced that we would begin the process of a phased exit of our operations in Russia in close collaboration with the Company’s employees, contractors, and customers. We have discontinued services to certain customers located in Russia and expect to complete the phased exit of our operations in Russia as soon as feasible and subject to regulatory approvals. Through the date of issuance of these condensed consolidated financial statements, we continue to explore strategic alternatives for our operations in Russia, including the potential sale or liquidation of our holdings while executing our phased exit. We could incur additional significant charges in the future related to the exit of our operations in Russia.
We expect to continue operating in Belarus while executing on our Belarus-specific business continuity plans. A significant number of our employees in Russia and Belarus have already relocated, and we expect that more Belarus-based employees will relocate to delivery locations in other countries, but at a reduced rate as compared to the second quarter of 2022.
Prior to the attack in February 2022, Ukraine was our largest delivery location by number of personnel and Belarus and Russia were our second and third largest delivery locations by number of personnel, respectively. We own an office building and lease office space in a number of cities in Ukraine that we use for delivering services to our customers and internally. The impact of the attack on our operations, personnel, and physical assets in Ukraine as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other companies and organizations against officials, individuals, regions, and industries in Russia and Belarus, and each of those country’s responses to such sanctions and other actions has had and could continue to have a material adverse effect on our operations. Customers have and may continue to seek altered terms, conditions, and delivery locations for the performance of services, delay planned work or seek services from alternate providers, or suspend, terminate, fail to renew, or reduce existing contracts or services, which could have a material adverse effect on our financial condition. Some of our customers have implemented steps to block internet communications with Russia, Ukraine, and Belarus to protect against potential cyberattacks or other information security threats, which has caused a material adverse effect on our ability to deliver our services to these customers from those locations. Such material adverse effects disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, restrict our ability to engage in certain projects in the region and serve certain customers in or from the region, and could negatively impact our personnel, operations, financial results and business outlook.
Moving Forward
We continue to execute our business continuity plans and adapt to developments as they occur to protect the safety of our people and address impacts to our delivery infrastructure, including reallocating work to other geographies within our global footprint. We have engaged both our personnel and our customers to meet their needs and to mitigate delivery challenges. EPAM continues to operate productively in more than 50 countries and provides consistent high-quality delivery to our customers. Our global delivery centers have sufficient resources, including infrastructure and capital, to support ongoing operations. EPAM continues to rapidly respond to the difficult conditions in Ukraine while maintaining a focus on customers and long-term growth.
Implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and the cost of our phased exit from Russia have resulted in materially increased expenses in the first six months of 2022. We expect some of those expenses will continue to be elevated in subsequent quarters. We expect that we may incur significant charges in the third quarter of 2022 related to the exit from operations in Russia in addition to the charges recorded during the six months ended June 30, 2022. We have no way to predict the progress or outcome of the attack against Ukraine because the conflict and government reactions change quickly and are beyond our control. Prolonged military activities, broad-based sanctions and counter-sanctions could have a material adverse effect on our operations and financial condition and there is significant uncertainty for our business outlook for the third quarter and the remainder of 2022. The information contained in this section is accurate as of the date hereof but may become outdated due to changing circumstances beyond our present awareness or control. For additional information on the various risks posed by the attack against Ukraine and the impact in the region, please read “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and “Part II. Item 1A. Risk Factors” in this quarterly report.

Year-to-Date 2022 Developments and Trends
Our business was disrupted by the war in Ukraine that began in the later part of the first quarter of 2022 and continued to create uncertainties through the second quarter ended June 30, 2022. For the first six months of 2022, our revenues were $2.366 billion, an increase of 42.4% over $1.662 billion reported for the same period of 2021. For the six months ended June 30, 2022, we experienced strong growth across all of our verticals with revenues growing above 25% year over year in each vertical. We have built an increasingly diversified portfolio across numerous industry verticals, geographies and service offerings which enables us to continue to grow revenues. Income from operations as a percentage of revenues decreased to 9.4% for the six months ended June 30, 2022 as compared to 14.0% for the six months ended June 30, 2021, largely driven by incremental expenses associated with EPAM’s humanitarian efforts in Ukraine, the global repositioning of our workforce, the costs associated with our phased exit from operations in Russia and impairment of long-lived asset charges triggered by the discontinuance of services to customers located in Russia.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except per share data and percentages)
Revenues	$1,194,861	100.0%	$881,366	100.0%	$2,366,475	100.0%	$1,662,141	100.0%
Income from operations	$93,020	7.8%	$125,274	14.2%	$222,262	9.4%	$232,525	14.0%
Net income	$18,604	1.6%	$114,671	13.0%	$108,323	4.6%	$223,717	13.5%
Effective tax rate	(114.9)%		6.9%		5.8%		6.0%
Diluted earnings per share	$0.32		$1.94		$1.84		$3.80
The key highlights of our consolidated results for the three and six months ended June 30, 2022, as compared to the corresponding period of 2021, were as follows:
•Revenues for the second quarter of 2022 were $1.195 billion, representing a 35.6% increase from $881.4 million reported in the same period last year. Revenue growth was strong in the second quarter of 2022 as a result of robust demand for our services. The second quarter of 2022 was negatively impacted by $39.9 million or 4.5% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenues for the first half of 2022 were $2.366 billion, or a 42.4% increase from $1.662 billion reported in the corresponding period last year. Revenue growth in the first half of 2022 was negatively impacted by $63.1 million or 3.8% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenues from acquisitions contributed $54.6 million and $132.2 million to our revenues for the three and six months ended June 30, 2022, respectively.
•Income from operations decreased 25.7% and 4.4% to $93.0 million and $222.3 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding period in 2021. Expressed as a percentage of revenues, income from operations for the second quarter of 2022 decreased to 7.8% compared to 14.2% in the second quarter of last year and decreased to 9.4% for the first six months of 2022 as compared to 14.0% for the corresponding period in 2021. During the quarter ended June 30, 2022, income from operations as a percentage of revenues was negatively impacted by incremental expenses associated with EPAM’s humanitarian efforts in Ukraine, the continuing global repositioning of our workforce, and the costs associated with our phased exit from operations in Russia. During the six months ended June 30, 2022, income from operations as a percentage of revenues was negatively impacted by incremental expenses associated with EPAM’s humanitarian efforts in Ukraine, the global repositioning of our workforce, the costs associated with our phased exit from operations in Russia, and impairment of long-lived asset charges during the first quarter of 2022 triggered by the decision to discontinue services to customers in Russia.

•Our effective tax rate was (114.9)% and 5.8% for the three and six months ended June 30, 2022, respectively, and 6.9% and 6.0% for the three and six months ended June 30, 2021, respectively. The decrease in the effective tax rate in the three months ended June 30, 2022, as compared to the corresponding period in the prior year, is primarily attributable to higher excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income and the impact from the decision to change the tax status and to classify certain foreign subsidiaries of the Company as disregarded entities for U.S. income tax purposes.
•Net income decreased 83.8% to $18.6 million for the three months ended June 30, 2022, compared to $114.7 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 1.6% for the second quarter of 2022, a decrease of 11.4% compared to 13.0% reported in the corresponding period of 2021. Net income decreased 51.6% during the six months ended June 30, 2022 as compared to the corresponding period in the prior year. Net income for the quarter ended June 30, 2022 was impacted by the incremental expenses associated with EPAM’s humanitarian efforts in Ukraine, the global repositioning of our workforce, the costs associated with our phased exit from operations in Russia, and the foreign exchange loss driven by the impact of appreciation of the Russian ruble on the Company’s intercompany payables denominated in Russian rubles and U.S. dollar denominated assets held by our subsidiaries in Russia. Net income for the six months ended June 30, 2022 was impacted by the incremental expenses associated with EPAM’s ongoing humanitarian efforts in Ukraine, the global repositioning of our workforce, the costs associated with our phased exit from operations in Russia, the impairment of long-lived asset charges triggered by the discontinuance of services to customers in Russia, and a foreign exchange loss primarily driven by the impact of appreciation of the Russian ruble on the Company’s intercompany payables denominated in Rubles and U.S. dollar denominated assets held by our subsidiaries in Russia and losses from our foreign exchange forward contracts associated with the Russian ruble during the first quarter of 2022.
•Diluted earnings per share was $0.32 and $1.84 for the three and six months ended June 30, 2022, respectively, a decrease of $1.62 and $1.96 compared to the corresponding period last year.
•Cash provided by operating activities was $25.7 million during the six months ended June 30, 2022 as compared to cash provided by operating activities of $81.7 million in the corresponding period last year. This decrease was largely driven by a higher level of variable compensation payments made in the first half of 2022 based on 2021 performance and cash outflows related to EPAM’s humanitarian support efforts in Ukraine and geographic repositioning.
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
During the three and six months ended June 30, 2022, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except percentages and per share data)
Revenues	$1,194,861	100.0%	$881,366	100.0%	$2,366,475	100.0%	$1,662,141	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	846,323	70.8%	583,728	66.2%	1,627,159	68.8%	1,103,056	66.4%
Selling, general and administrative expenses(2)	232,527	19.5%	151,910	17.2%	469,804	19.9%	288,299	17.3%
Depreciation and amortization expense	22,991	1.9%	20,454	2.4%	47,250	1.9%	38,261	2.3%
Income from operations	93,020	7.8%	125,274	14.2%	222,262	9.4%	232,525	14.0%
Interest and other income, net	1,579	0.1%	2,580	0.3%	1,414	0.1%	7,954	0.4%
Foreign exchange loss	(85,941)	(7.2)%	(4,693)	(0.5)%	(108,726)	(4.6)%	(2,394)	(0.1)%
Income before provision for income taxes	8,658	0.7%	123,161	14.0%	114,950	4.9%	238,085	14.3%
(Benefit from)/ provision for income taxes	(9,946)	(0.9)%	8,490	1.0%	6,627	0.3%	14,368	0.8%
Net income	$18,604	1.6%	$114,671	13.0%	$108,323	4.6%	$223,717	13.5%
Effective tax rate	(114.9)%		6.9%		5.8%		6.0%
Diluted earnings per share	$0.32		$1.94		$1.84		$3.80

(1)Includes $14,732 and $11,261 of stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively, and $14,308 and $22,378 of stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively.
(2)Includes $13,161 and $12,637 of stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively, and $20,697 and $26,073 of stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively.

Consolidated Results Review
Revenues
During the three months ended June 30, 2022, our total revenues grew to $1.195 billion or 35.6% compared to the corresponding period in 2021. Revenues have been positively impacted by acquisitions, which contributed 6.2% to our revenue growth, and negatively impacted by fluctuations in foreign currency exchange rates which decreased our revenue growth by 4.5% during the three months ended June 30, 2022 as compared to the same period last year.
During the six months ended June 30, 2022, our total revenues grew 42.4% over the corresponding period in 2021. The first six months of 2022 were positively impacted by acquisitions, which contributed 8.0% to our revenue growth, and negatively impacted by fluctuations in foreign currency exchange rates which decreased our revenue growth by $63.1 million or 3.8% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year.

Revenues by customer location for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$721,612	60.4%	$527,398	59.8%	$1,408,405	59.5%	$997,719	60.0%
EMEA(2)	422,986	35.4%	291,281	33.0%	844,936	35.7%	550,653	33.1%
APAC(3)	30,176	2.5%	24,984	2.8%	59,758	2.5%	45,932	2.8%
CEE(4)	20,087	1.7%	37,703	4.4%	53,376	2.3%	67,837	4.1%
Revenues	$1,194,861	100.0%	$881,366	100.0%	$2,366,475	100.0%	$1,662,141	100.0%

(1)Americas includes revenues from customers in North, Central and South America.
(2)EMEA includes revenues from customers in Western Europe and the Middle East.
(3)APAC, or Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
(4)CEE includes revenues from customers in Russia, Belarus, Kazakhstan, Ukraine, Uzbekistan and Georgia.
During the three and six months ended June 30, 2022, the United States continued to be our largest customer location, with revenues increasing 36.7% to $687.0 million during the second quarter of 2022 from $502.5 million in the second quarter of 2021. During the six months ended June 30, 2022, revenues in the United States grew 41.4% to $1.344 billion compared to $950.5 million in the same period of the prior year.
The top three revenue contributing customer location countries in EMEA were the United Kingdom, Switzerland and Netherlands, generating $149.7 million, $79.2 million and $50.9 million in revenues, respectively, during the three months ended June 30, 2022. Revenues from customers in these three countries were $112.7 million, $63.8 million, and $36.7 million, respectively, in the corresponding period last year. During the six months ended June 30, 2022, the United Kingdom, Switzerland and Netherlands performed as EMEA’s top revenue generating locations and contributed $302.9 million, $161.1 million, and $101.1 million, respectively, compared to $206.2 million, $131.4 million, and $69.7 million, respectively, in the corresponding period last year. Revenues in the EMEA region were negatively impacted by the weakening of the euro and the British pound relative to the U.S. dollar during the three and six months ended June 30, 2022 as compared to the same period in the previous year. Revenues in the region during the three and six months ended June 30, 2022 benefited from acquisitions which contributed $49.7 million and $108.3 million to revenue growth, respectively.
During the three and six months ended June 30, 2022, revenues from customers in the APAC region increased by $5.2 million, or 20.8% and $13.8 million or 30.1% over the corresponding periods of 2021, mainly due to growth in the Financial Services vertical.
During the three months ended June 30, 2022, revenues in the CEE geography included $18.0 million from customers in Russia, a decrease of $17.8 million as compared to the corresponding period of 2021. During the six months ended June 30, 2022, customers in Russia comprised $48.7 million of the revenues in the CEE geography, a decrease of $14.7 million from the corresponding period of 2021. On March 4, 2022, the Company announced that it will discontinue its services to customers located in Russia. EPAM is committed to providing transition support for customers in this market as the Company administers the transition. As a result of this announcement and our phased exit from Russia, the revenues from this geography are expected to materially decline in the future.
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

During the three months ended June 30, 2022, cost of revenues (exclusive of depreciation and amortization) was $846.3 million representing an increase of 45.0% from $583.7 million in the corresponding period of 2021. The increase was primarily due to an increase in compensation costs largely driven by the 34.6% growth in the average number of production professionals during the three months ended June 30, 2022 as compared to the same period in 2021 as well as $3.3 million of incremental costs associated with our humanitarian efforts in Ukraine and $9.3 million of unbilled business continuity resources. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 70.8% and 66.2% in the second quarter of 2022 and 2021, respectively. The year-over-year increase is primarily due to increased costs associated with our humanitarian efforts in Ukraine, unbilled business continuity resources and the ongoing transition of customer work to higher cost geographies.
During the six months ended June 30, 2022, cost of revenues (exclusive of depreciation and amortization) was $1,627.2 million representing an increase of 47.5% from $1,103.1 million in the corresponding period of 2021. The increase was primarily due to an increase in compensation costs other than stock-based compensation expense largely driven by the 35.1% growth in the average number of production professionals, a 4.1% unfavorable impact from changing foreign currency exchange rates, as well as $22.4 million of incremental costs associated with our humanitarian efforts in Ukraine and $11.8 million of unbilled business continuity resources, partially offset by $8.1 million of lower stock-based compensation expenses and the reversal of $21.4 million of previously accrued discretionary compensation expenses during the first quarter of 2022. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 68.8% and 66.4% for the six months ended June 30, 2022 and 2021, respectively. The year-over-year increase is primarily due to increased costs associated with our humanitarian efforts in Ukraine, unbilled business continuity resources, and the ongoing transition of customer work to higher cost geographies, partially offset by a lower level of stock-based compensation expense and the reversal of previously accrued discretionary compensation expenses in the first quarter of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenditures associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities including operating leases, advertising, and other promotional activities. Additionally, selling, general and administrative expenses contain costs of relocating our employees and various one-time and unusual expenses such as impairment charges.
During the three months ended June 30, 2022, selling, general and administrative expenses were $232.5 million representing a 53.1% increase as compared to $151.9 million in the corresponding period of 2021. The increase in selling, general and administrative expenses was driven by a $39.8 million increase in personnel-related costs including stock-based compensation expense largely driven by the 34.4% growth in the average number of non-production professionals during the three months ended June 30, 2022 compared to the same period in 2021. Additionally, we incurred $14.4 million of expenses associated with our geographic repositioning of our workforce, $16.2 million of charges related to employee separation costs in Russia, and $5.1 million of expenses associated with our humanitarian efforts in Ukraine during the second quarter of 2022. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 2.3% to 19.5% for the three months ended June 30, 2022 as compared to the same period from the prior year, primarily driven by higher personnel-related costs, expenses related to the phased exit from Russia, increased costs associated with geographic repositioning of our workforce and our humanitarian efforts in Ukraine.
During the six months ended June 30, 2022, selling, general and administrative expenses were $469.8 million representing an increase of 63.0% as compared to $288.3 million reported in the corresponding period of 2021. The increase in selling, general and administrative expenses was primarily driven by an $85.5 million increase in personnel-related costs other than stock-based compensation expense, which decreased $5.4 million during the six months ended June 30, 2022 as compared to the same period in the prior year. Additionally, the six months ended June 30, 2022 were impacted by $33.1 million of expenses associated with our geographic repositioning of our workforce, $11.6 million of expenses associated with our humanitarian efforts in Ukraine, $16.2 million of charges related to employee separation costs in Russia, $19.6 million of impairment charges related to our long-lived assets in Russia and $8.2 million of bad debt expense attributable to customers located in Russia. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 2.6% to 19.9% for the six months ended June 30, 2022 as compared to the same period from the prior year primarily driven by higher personnel-related costs, impairment charges related to our long-lived assets in Russia and higher bad debt expenses attributable to customers located in Russia, increased costs associated with geographic repositioning of our workforce and employee separation costs in Russia as well as our humanitarian efforts in Ukraine.

Depreciation and Amortization Expense
During the three and six months ended June 30, 2022, depreciation and amortization expense was $23.0 million and $47.3 million, respectively, as compared to $20.5 million and $38.3 million, respectively, in the corresponding period last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees and amortization of acquired finite-lived intangible assets. Expressed as a percentage of revenues, depreciation and amortization expense decreased to 1.9% during both the three and six months ended June 30, 2022, as compared to 2.4% and 2.3% in the corresponding period of 2021.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and employee loans, gains and losses from certain financial instruments, interest expense related to our borrowings and changes in the fair value of contingent consideration. Interest and other income, net decreased from $2.6 million and $8.0 million during the three and six months ended June 30, 2021 to $1.6 million and $1.4 million during the three and six months ended June 30, 2022. The six months of 2022 were mainly impacted by a $6.1 million loss due to the change in fair value of contingent consideration as compared to a $5.6 million gain in the corresponding period of 2021 reflecting revised expectations for the performance of certain acquisitions. Additionally, during the first six months of 2022, we recorded a $1.3 million charge related to the impairment of a financial asset in Ukraine.
Foreign Exchange Loss
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
(Benefit from)/ provision for Income Taxes
In determining the interim provision for income taxes, we historically have used an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which EPAM operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. During the first quarter of 2022, we recorded the interim tax provision using the discrete method rather than using an estimated annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. During the second quarter of 2022, the Company used an estimated annual effective tax rate. The change did not have a material impact on the condensed consolidated interim financial statements. In subsequent quarters, the Company expects to continue to utilize the annual effective tax rate method.
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
Our effective tax rate was (114.9)% and 5.8% for the three and six months ended June 30, 2022, respectively, and 6.9% and 6.0% for the three and six months ended June 30, 2021, respectively. The decrease in the effective tax rate in the three and six months ended June 30, 2022, as compared to the corresponding period in the prior year, is primarily attributable to higher excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income and the impact of the Company’s election to disregard certain foreign subsidiaries of the Company as separate entities for U.S. tax purposes. Our provision for income taxes was impacted by excess tax benefits recorded upon vesting or exercise of stock-based awards of $7.4 million and $20.5 million during the three and six months ended June 30, 2022, respectively, and $21.0 million and $42.5 million during the three and six months ended June 30, 2021, respectively.

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
On March 4, 2022, the Company announced that it will discontinue its services to customers located in Russia and is committed to providing transition support for customers in this market. On April 7, 2022, the Company announced that it would begin the process of a phased exit of its operations in Russia, to be completed in the months following the announcement and in close collaboration with the Company’s employees, contractors, and customers. The timing of completing the exit is subject to completion of regulatory requirements in the country and the Company expects to complete its exit as soon as feasible.
Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Segment revenues:
North America	$723,657	$532,022	$1,411,368	$1,006,875
Europe	451,944	311,949	903,914	588,653
Russia	19,260	37,395	51,193	66,613
Total segment revenues	$1,194,861	$881,366	$2,366,475	$1,662,141
Segment operating profit/(loss):
North America	$127,420	$111,260	$254,154	$205,363
Europe	35,396	50,452	92,107	101,525
Russia	1,662	6,029	(17,822)	7,008
Total segment operating profit	$164,478	$167,741	$328,439	$313,896

North America Segment
During the three months ended June 30, 2022, revenues for the North America segment increased $191.6 million, or 36.0%, compared to the same period last year and segment operating profit increased $16.2 million, or 14.5%, compared to the same period last year. During the three months ended June 30, 2022, revenues from our North America segment were 60.6% of total segment revenues, an increase from 60.4% reported in the corresponding period of 2021. The North America segment’s operating profit margin decreased to 17.6% during the second quarter of 2022 from 20.9% in the second quarter of 2021. Segment operating profit was negatively impacted by increased personnel-related costs in part attributable to supplementing delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work and lower utilization during the second quarter of 2022 compared to the second quarter of 2021.
During the six months ended June 30, 2022, revenues for the North America segment increased $404.5 million, or 40.2%, compared to the same period last year and segment operating profit increased $48.8 million, or 23.8%, compared to the same period last year. During the six months ended June 30, 2022 and 2021, revenues from our North America segment were 59.6% and 60.6% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin decreased to 18.0% during the six months ended June 30, 2022 as compared to 20.4% in the corresponding period of 2021. Segment operating profit was negatively impacted by increased personnel-related costs in part attributable to supplementing delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work, lower utilization during the second quarter of 2022 compared to the second quarter of 2021, and lower profit margins from acquisitions completed in the last twelve months.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$161,034	$134,638	$26,396	19.6%	$317,316	$260,224	$57,092	21.9%
Travel & Consumer	130,932	85,075	45,857	53.9%	253,179	154,504	98,675	63.9%
Financial Services	126,879	83,342	43,537	52.2%	247,214	153,082	94,132	61.5%
Life Sciences & Healthcare	115,899	80,712	35,187	43.6%	227,270	156,301	70,969	45.4%
Business Information & Media	114,026	92,379	21,647	23.4%	224,972	179,584	45,388	25.3%
Emerging Verticals	74,887	55,876	19,011	34.0%	141,417	103,180	38,237	37.1%
Revenues	$723,657	$532,022	$191,635	36.0%	$1,411,368	$1,006,875	$404,493	40.2%
During the three and six months ended June 30, 2022 compared to the same period in the prior year, revenues from each vertical in the North America segment grew in excess of 19% and Software & Hi-Tech remained the largest industry vertical in the North America segment, which was a result of the continued focus on engaging with our technology customers. Travel and Consumer grew 53.9% and 63.9% during the three and six months ended June 30, 2022, respectively, primarily due to growth from retail customers. Financial Services grew 52.2% and 61.5% during the three and six months ended June 30, 2022, respectively, largely due to growth in a group of wealth management customers. Business Information & Media grew 23.4% and 25.3% during the three and six months ended June 30, 2022, respectively, primarily due to growth from existing customers in our top 20 customers. Life Sciences & Healthcare grew 43.6% and 45.4% during the three and six months ended June 30, 2022, respectively, primarily due to growth from customers added in the last 24 months.

Europe Segment
During the three months ended June 30, 2022, Europe’s segment revenues were $451.9 million, representing an increase of $140.0 million, or 44.9%, from the same period last year. Acquisitions completed in the last 12 months contributed $50.7 million to revenues during the three months ended June 30, 2022. Revenues were negatively impacted by changes in foreign currency exchange rates during the second quarter of 2022. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2021, we would have reported revenue growth of 57.8%. Europe’s segment revenues accounted for 37.8% and 35.4% of total segment revenues during the three months ended June 30, 2022 and 2021, respectively. During the second quarter of 2022, the segment’s operating profit decreased 29.8% to $35.4 million compared to the second quarter of 2021. Expressed as a percentage of revenues, Europe’s segment operating profit decreased to 7.8% compared to 16.2% in the same period of the prior year. Segment operating profit was negatively impacted by increased personnel-related costs in part attributable to supplementing delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work, lower utilization during the second quarter of 2022 compared to the second quarter of 2021, and lower profit margins from acquisitions completed in the last twelve months.
During the six months ended June 30, 2022, revenues for the Europe segment increased $315.3 million, or 53.6%, compared to the same period last year and segment operating profit decreased $9.4 million, or 9.3%, compared to the same period last year. During the six months ended June 30, 2022 and 2021, revenues from our Europe segment were 38.2% and 35.4% of total segment revenues, respectively. As a percentage of Europe segment revenues, the Europe segment’s operating profit decreased to 10.2% during the six months ended June 30, 2022 from 17.2% in the corresponding period of 2021. Acquisitions completed in the last 12 months contributed $109.3 million to revenues during the six months ended June 30, 2022. During the first six months of 2022, segment operating profit was negatively impacted by increased personnel-related costs partially attributable to supplementing delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work, lower utilization during the first six months of 2022 compared to the first six months of 2021, and lower profit margins from acquisitions completed in the last twelve months. Additionally, during the first six months of 2021, Europe’s segment operating profit was positively impacted by changes in foreign currency exchange rates, predominantly the euro and British pound, as well as the recognition of $6.4 million in revenues from performance obligations satisfied in previous periods.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Travel & Consumer	$140,081	$79,731	$60,350	75.7%	$276,869	$144,355	$132,514	91.8%
Financial Services	112,766	85,965	26,801	31.2%	230,096	164,005	66,091	40.3%
Business Information & Media	83,681	65,032	18,649	28.7%	166,582	125,189	41,393	33.1%
Software & Hi-Tech	33,847	23,934	9,913	41.4%	66,301	44,907	21,394	47.6%
Life Sciences & Healthcare	12,527	10,780	1,747	16.2%	24,809	26,131	(1,322)	(5.1)%
Emerging Verticals	69,042	46,507	22,535	48.5%	139,257	84,066	55,191	65.7%
Revenues	$451,944	$311,949	$139,995	44.9%	$903,914	$588,653	$315,261	53.6%
Revenues in Travel & Consumer grew 75.7% and 91.8% during the three and six months ended June 30, 2022, respectively, as compared to the corresponding period in 2021 primarily due to increased demand from customers in the retail and distribution industries and revenues from acquisitions completed during the last twelve months which contributed $26.6 million and $55.9 million to revenue growth during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2022, revenues in Financial Services experienced 31.2% and 40.3% growth, respectively, primarily driven by increased revenues from commercial and investment banking customers and revenues from recent acquisitions which contributed $7.0 million and $14.7 million to revenue growth during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2022, the increase in revenues in Business Information & Media was largely attributable to the expansion of services provided to one of our top 5 customers. For the three and six months ended June 30, 2022, the increase in revenues in the Software & Hi-Tech vertical was attributable to the expansion of services provided to one of our top 20 customers as well as growth in customers outside of our top 100 customers. Revenues in Emerging Verticals experienced higher growth primarily attributable to growth in existing customers in the energy and automotive industries and revenues from acquisitions completed during the last twelve months which contributed $9.5 million and $20.8 million to revenue growth during the three and six months ended June 30, 2022, respectively.

Russia Segment
During the three months ended June 30, 2022, revenues from our Russia segment accounted for 1.6% of total segment revenues and decreased $18.1 million, or 48.5%, as compared to the corresponding period in the prior year. The decrease in revenues was primarily attributable to decreased operations in Russia as the Company discontinues services to customers in Russia and proceeds with its phased exit from Russia. During the three months ended June 30, 2022, operating profit from the Russia segment was $1.7 million, representing a decrease of $4.4 million, as compared to a $6.0 million operating profit in the corresponding period last year largely driven by reduced revenues attributable to the discontinuance of services to customers in Russia.
During the six months ended June 30, 2022, revenues from our Russia segment decreased $15.4 million, or 23.1%, as compared to the corresponding period of 2021 and accounted for 2.2% of total segment revenues. During the six months ended June 30, 2022, operating loss from the Russia segment was $17.8 million, representing a decrease of $24.8 million, as compared to a $7.0 million operating profit in the corresponding period last year largely driven by increased bad debt expense, expenses incurred for services provided to customers for which revenue was not recognized as collectability was not considered probable after announcing the discontinuance of services to customers in Russia, and reduced revenues attributable to the discontinuance of services to customers in Russia.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$11,338	$24,631	$(13,293)	(54.0)%	$33,736	$45,709	$(11,973)	(26.2)%
Travel & Consumer	5,305	6,739	(1,434)	(21.3)%	11,589	11,697	(108)	(0.9)%
Software & Hi-Tech	442	590	(148)	(25.1)%	1,189	1,095	94	8.6%
Business Information & Media	163	436	(273)	(62.6)%	619	823	(204)	(24.8)%
Life Sciences & Healthcare	66	204	(138)	(67.6)%	216	379	(163)	(43.0)%
Emerging Verticals	1,946	4,795	(2,849)	(59.4)%	3,844	6,910	(3,066)	(44.4)%
Revenues	$19,260	$37,395	$(18,135)	(48.5)%	$51,193	$66,613	$(15,420)	(23.1)%
Revenues in the Russia segment are generally subject to fluctuations and are impacted by the timing of revenue recognition associated with the execution of contracts and the fluctuations in the foreign currency exchange rate of the Russian ruble to the U.S. dollar. On March 4, 2022, EPAM announced that it will discontinue services to customers located in Russia and is committed to providing transition support for customers in this market. On April 7, 2022, the Company announced that it would begin the process of a phased exit of its operations in Russia, to be completed in the months following the announcement and in close collaboration with the Company’s employees, contractors, and customers. The timing of completing the exit is subject to completion of regulatory requirements in the country and the Company expects to complete its exit as soon as feasible. As a result of t announcement, the revenues from this segment are expected to dissipate in the future. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia and exit our operations in Russia.

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

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $1.294 billion, short-term investments totaling $60.1 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$25,667	$81,663
Net cash used in investing activities	(123,088)	(97,390)
Net cash used in financing activities	(10,634)	(18,996)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45,661)	(3,761)
Net decrease in cash, cash equivalents and restricted cash	(153,716)	(38,484)
Cash, cash equivalents and restricted cash, beginning of period	1,449,347	1,323,533
Cash, cash equivalents and restricted cash, end of period	$1,295,631	$1,285,049
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2022 was $25.7 million, a decrease of $56.0 million compared to $81.7 million provided by operating activities in the corresponding period of 2021. This decrease was largely driven by a higher level of variable compensation payments made in the first half of 2022 based on 2021 performance, and cash outflows related to EPAM’s humanitarian support efforts in Ukraine and geographic repositioning.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 was $123.1 million compared to $97.4 million used in investing activities during the same period in 2021. During the first six months of 2022, the cash used in investing activities was primarily attributable to $41.4 million used for capital expenditures and an investment of $60.0 million into time deposits compared to cash used for capital expenditures of $33.8 million offset by the maturity of $60.0 million of time deposits during the comparable period in 2021. During the first six months of 2022, the cash used for the acquisitions of businesses, net of cash acquired was $10.6 million compared to $121.3 million used in the first six months of 2021.
Financing Activities
Net cash used in financing activities was $10.6 million in the first six months of 2022 compared to $19.0 million net cash used in financing activities in the same period of 2021. During the first six months of 2022, we received cash from the exercises of stock options issued under our long-term incentive plans and proceeds from the first purchase of shares under our ESPP of $22.2 million, compared to $15.6 million received from the exercises of stock options in the corresponding period of 2021. These cash inflows were offset by cash used for the payments of withholding taxes related to net share settlements of restricted stock units of $20.8 million in the first six months of 2022, compared to $33.7 million paid in the corresponding period of 2021. Additionally, the first six months of 2022 included repayments of debt of $10.8 million.

Future Capital Requirements
We believe that our existing cash, cash equivalents and short-term investments, combined with our expected cash flow from operations, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. However, the invasion of Ukraine, COVID-19 and the consequences and related measures to contain their impact have caused material disruptions in both national and global financial markets and economies. The future impact of the invasion of Ukraine and COVID-19 and responsive measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.
Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate at which our cash flows increase or decrease and the availability of public and private debt and equity financing. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors including the impact of the invasion of Ukraine and COVID-19 pandemic, each as described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. To the extent that existing cash, cash equivalents, short-term investments, and operating cash flows are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise additional funds on favorable terms or at all.
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
Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our Annual Report on Form 10-K for the year ended December 31, 2021 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Those future events and trends may relate to, among other things, developments relating to the invasion of Ukraine, political and civil unrest or military action in the geographies where we conduct business and operate, developments relating to the on-going COVID-19 pandemic, and the effect that they may have on our revenues, operations, access to capital, profitability and customer demand. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made based on information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual Report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this quarterly report, our Annual Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

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
We have cash in several countries, including Belarus, Ukraine and Russia, which could be impacted by the invasion of Ukraine and where the banking sector remains subject to periodic instability, banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2022, we had $40.4 million of cash and cash equivalents in banks in Belarus, $40.2 million of cash and cash equivalents in banks in Ukraine and $17.2 million of cash and cash equivalents in banks in Russia. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. A banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of our deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect our business and financial condition. Cash in these countries is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at June 30, 2022. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations. On March 4, 2022, EPAM announced that we will discontinue services to customers located in Russia and at that time the Company evaluated trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded bad debt expense of $8.2 million during the six months ended June 30, 2022, which is included in Selling, general and administrative expenses, reflecting the deterioration of credit-worthiness of its customers in Russia. The Company is actively monitoring its trade receivables from the customers in Russia for any further deterioration of creditworthiness.
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
During the three months ended June 30, 2022, approximately 33.5% of consolidated revenues and 53.0% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.

In the normal course of business, EPAM uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. We have a hedging program whereby we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty, Hungarian forint and Indian rupee transactions. As of June 30, 2022, all of EPAM’s foreign exchange forward contracts, except the Russian ruble foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
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
During the quarter ended June 30, 2022, foreign exchange loss was $85.9 million compared to a loss of $4.7 million reported in the corresponding period last year. The loss was largely driven by the impact of appreciation of the Russian ruble on the Company’s intercompany payables denominated in Rubles and U.S. dollar denominated assets held by our subsidiaries in Russia.
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
During the second quarter of 2022, we reported revenue growth of 35.6% compared to the second quarter of 2021. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2021, we would have reported revenue growth of 40.1%. Our revenues were negatively impacted mainly by the depreciation of the euro and British pound relative to the U.S. dollar. During the second quarter of 2022, we reported a decrease in income from operations of 25.7% compared to the second quarter of 2021. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2021, we would have reported a decrease in income from operations of 13.5%. Income from operations was negatively impacted by the appreciation of the Russian ruble and the depreciation of the euro and British pound relative to the U.S. dollar.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant operations and personnel in Ukraine and Belarus, and previously had significant operations and personnel in Russia. Conflict in the region has had and could continue to have a material adverse effect on our business, customers, service delivery, and financial results.
Economic, civil, military, energy supply and political uncertainty exists and may increase in many of the regions where we operate and derive our revenues. In particular, as of December 31, 2021, more than half of our global delivery, administrative and support personnel were located in Ukraine, Belarus and Russia, all of which are involved in a military action in Ukraine. We also have significant operations in countries bordering Ukraine and in those countries allied with Russia in the nearby emerging market economies of Eastern Europe and Central Asia, which currently are, and in the future may be, adversely impacted by regional instability.
On February 24, 2022, Russian military forces attacked Ukraine, and sustained conflict and disruption in the region has occurred and is likely to continue to occur. In addition to a significant number of personnel and operations in Ukraine, we also own an office building and lease office space in a number of cities in Ukraine, all or some of which may be damaged or destroyed as a result of the attack against Ukraine. The impact to Ukraine, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, the Donbas region of Ukraine, and Belarus, and each country’s potential response to such sanctions, tensions, and military actions has and could continue to have a material adverse effect on our operations. In order to protect against potential cyberattacks or other information security threats, some of our customers have implemented steps to block internet communications with Russia, Ukraine, and Belarus, which has had a material adverse effect on our ability to deliver our services from those locations. Our customers have and may continue to seek altered terms, conditions, and delivery locations for the performance of services, delay planned work or seek services from alternate providers, or suspend, terminate, fail to renew, or reduce existing contracts or services, all of which could have a material adverse effect on our financial condition. The material adverse effects from the conflict, enhanced sanctions activity, and counter-sanctions may continue to disrupt our delivery of services, has caused us to shift portions of our work occurring in the region to other countries, and may continue to restrict our ability to engage in certain projects or with certain customers in the region. We discontinued services to certain customers located in Russia and we expect to complete the phased exit of our remaining operations in Russia as soon as feasible, subject to regulatory approvals. We could incur additional significant charges in the future related to the exit of our operations in Russia. We expect to continue operating in Belarus. A significant number of our employees in Russia and Belarus have already relocated, and we expect that more Russia- and Belarus-based employees will relocate to delivery locations outside their countries, but at a reduced rate as compared to the second quarter of 2022.
EPAM is actively monitoring and enhancing the security of our people and the stability of our infrastructure, including communications, physical assets, and internet availability. We continue to execute our business continuity plans in response to developments as they occur and to protect the safety of our personnel and address potential impacts to our delivery infrastructure. To date we have not experienced any material interruptions in our infrastructure, utility supply or internet connectivity needed to support our customers. We have implemented additional contingency plans to relocate work and/or personnel to other geographies within our global footprint and add new locations, as appropriate. Increased operations and hiring in existing or new geographies, including in more developed economies, is likely to increase our expenses, especially compensation expenses for technology professionals in those markets, which could reduce the profitability of our business.

Our business continuity plans are designed to address known contingency scenarios to ensure that we have adequate processes and practices in place to protect the safety of our people and to handle potential impacts to our delivery capabilities. Our crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of prolonged or multiple crises, such as civil unrest, military conflict, energy instability and a pandemic in a concentrated geographic area or in multiple geographies. The current events in the regions where we operate and where we derive a significant amount of our business pose security risks to our people, our facilities, our operations, and infrastructure, such as utilities and network services, and the further disruption of any or all of them could materially adversely affect our operations and financial results, cause additional volatility in the price of our stock, and reduce our profitability. We have no way to predict the progress or outcome of the military action in Ukraine or its impacts in Russia and Belarus as the conflict and government reactions are rapidly changing and beyond our control. Whether in these countries or in others in which we operate, prolonged civil unrest, political instability or uncertainty, military activities, broad-based sanctions or counter-sanctions, should they continue for the long term or escalate, could require us to further rebalance our geographic concentrations and could have a material adverse effect on our personnel, operations, financial results and business outlook.
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

Date: August 4, 2022

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)