Form 10-Q
period 2022-09-30
EPAM Systems, Inc.
filed 2022-11-04
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 31, 2022
Common Stock, par value $0.001 per share	57,513,488 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of September 30, 2022	As of December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,487,599	$1,446,625
Trade receivables and contract assets, net of allowance of $18,666 and $5,521, respectively	917,139	768,928
Short-term investments	60,216	—
Prepaid and other current assets	63,032	53,927
Total current assets	2,527,986	2,269,480
Property and equipment, net	209,700	236,214
Operating lease right-of-use assets, net	148,219	184,841
Intangible assets, net	79,220	101,143
Goodwill	505,542	530,723
Deferred tax assets	214,219	143,928
Other noncurrent assets	50,717	56,898
Total assets	$3,735,603	$3,523,227

Liabilities
Current liabilities
Accounts payable	$28,288	$24,847
Accrued compensation and benefits expenses	456,965	502,997
Accrued expenses and other current liabilities	161,922	142,014
Short-term debt	7,790	16,018
Income taxes payable, current	34,390	27,440
Operating lease liabilities, current	38,602	50,104
Total current liabilities	727,957	763,420
Long-term debt	28,198	30,234
Income taxes payable, noncurrent	57,375	42,454
Operating lease liabilities, noncurrent	122,700	142,802
Other noncurrent liabilities	40,729	48,480
Total liabilities	976,959	1,027,390
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 57,516 and 56,868 shares issued, 57,502 and 56,849 shares outstanding at September 30, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	801,950	711,912
Retained earnings	2,093,909	1,829,532
Treasury stock	(118)	(177)
Accumulated other comprehensive loss	(138,632)	(54,207)
Total EPAM Systems Inc. stockholders’ equity	2,757,166	2,487,117
Noncontrolling interest in consolidated subsidiaries	1,478	8,720
Total stockholders’ equity	2,758,644	2,495,837
Total liabilities and stockholders’ equity	$3,735,603	$3,523,227
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$1,226,920	$988,539	$3,593,395	$2,650,680
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	826,796	653,374	2,453,955	1,756,430
Selling, general and administrative expenses	198,021	169,498	667,825	457,797
Depreciation and amortization expense	21,876	21,543	69,126	59,804
Income from operations	180,227	144,124	402,489	376,649
Interest and other income/(loss), net	4,228	(5,325)	5,642	2,629
Foreign exchange gain/(loss)	6,691	(3,441)	(102,035)	(5,835)
Income before provision for income taxes	191,146	135,358	306,096	373,443
Provision for income taxes	35,092	19,702	41,719	34,070
Net income	$156,054	$115,656	$264,377	$339,373

Net income per share:
Basic	$2.72	$2.04	$4.62	$6.01
Diluted	$2.63	$1.95	$4.47	$5.75
Shares used in calculation of net income per share:
Basic	57,420	56,649	57,194	56,429
Diluted	59,357	59,203	59,108	58,999

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$156,054	$115,656	$264,377	$339,373
Other comprehensive loss:
Change in foreign currency translation adjustments, net of tax	(56,923)	(10,761)	(72,645)	(11,655)
Change in unrealized loss on hedging instruments, net of tax	(5,352)	(2,067)	(11,780)	(4,108)
Defined benefit pension plans - actuarial loss, net of tax	—	—	—	(626)
Other comprehensive loss	(62,275)	(12,828)	(84,425)	(16,389)
Comprehensive income	$93,779	$102,828	$179,952	$322,984

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2022	56,849	$57	$711,912	$1,829,532	20	$(177)	$(54,207)	$8,720	$2,495,837
Restricted stock units vested	193	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(67)	—	(18,376)	—	—	—	—	—	(18,376)
Stock-based compensation expense	—	—	22,702	—	—	—	—	—	22,702
Exercise of stock options	158	—	2,884	—	—	—	—	—	2,884
Other comprehensive loss	—	—	—	—	—	—	(31,943)	—	(31,943)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(7,067)	(7,067)
Net income	—	—	—	89,719	—	—	—	—	89,719
Balance, March 31, 2022	57,133	$57	$719,122	$1,919,251	20	$(177)	$(86,150)	$1,653	$2,553,756
Restricted stock units vested	24	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(6)	—	(1,843)	—	—	—	—	—	(1,843)
Stock-based compensation expense	—	—	24,902	—	—	—	—	—	24,902
Exercise of stock options	147	—	6,410	—	—	—	—	—	6,410
Issuance of common stock from employee stock purchase plan	55	—	12,384	—	—	—	—	—	12,384
Other comprehensive income	—	—	—	—	—	—	9,793	—	9,793
Net income	—	—	—	18,604	—	—	—	—	18,604
Balance, June 30, 2022	57,353	$57	$760,975	$1,937,855	20	$(177)	$(76,357)	$1,653	$2,624,006
Restricted stock units vested	8	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(2)	—	(837)	—	—	—	—	—	(837)
Stock issued in connection with Other 2021 acquisitions (Note 3)	6	—	1,941	—	(6)	59	—	—	2,000
Stock-based compensation expense	—	—	30,597	—	—	—	—	—	30,597
Exercise of stock options	137	—	9,223	—	—	—	—	—	9,223
Purchase of subsidiary shares from noncontrolling interest	—	—	51	—	—	—	—	(248)	(197)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	73	73
Other comprehensive loss	—	—	—	—	—	—	(62,275)	—	(62,275)
Net income	—	—	—	156,054	—	—	—	—	156,054
Balance, September 30, 2022	57,502	$57	$801,950	$2,093,909	14	$(118)	$(138,632)	$1,478	$2,758,644

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2021	56,108	$56	$660,771	$1,347,880	20	$(177)	$(25,512)	$—	$1,983,018
Restricted stock units vested	248	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(84)	—	(31,935)	—	—	—	—	—	(31,935)
Stock-based compensation expense	—	—	14,624	—	—	—	—	—	14,624
Exercise of stock options	109	—	4,424	—	—	—	—	—	4,424
Other comprehensive loss	—	—	—	—	—	—	(15,238)	—	(15,238)
Net income	—	—	—	109,046	—	—	—	—	109,046
Balance, March 31, 2021	56,381	$56	$647,884	$1,456,926	20	$(177)	$(40,750)	$—	$2,063,939
Restricted stock units vested	19	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(6)	—	(2,631)	—	—	—	—	—	(2,631)
Stock-based compensation expense	—	—	13,792	—	—	—	—	—	13,792
Exercise of stock options	219	1	11,219	—	—	—	—	—	11,220
Other comprehensive income	—	—	—	—	—	—	11,677	—	11,677
Net income	—	—	—	114,671	—	—	—	—	114,671
Balance, June 30, 2021	56,613	$57	$670,264	$1,571,597	20	$(177)	$(29,073)	$—	$2,212,668
Restricted stock units vested	6	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(2)	—	(1,368)	—	—	—	—	—	(1,368)
Stock-based compensation expense	—	—	20,541	—	—	—	—	—	20,541
Exercise of stock options	91	—	4,450	—	—	—	—	—	4,450
Other comprehensive loss	—	—	—	—	—	—	(12,828)	—	(12,828)
Net income	—	—	—	115,656	—	—	—	—	115,656
Balance, September 30, 2021	56,708	$57	$693,887	$1,687,253	20	$(177)	$(41,901)	$—	$2,339,119

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$264,377	$339,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,126	59,804
Operating lease right-of-use assets amortization expense	37,336	46,693
Bad debt expense	12,888	2,573
Deferred taxes	(54,851)	(6,948)
Stock-based compensation expense	68,292	77,638
Unrealized loss on derivative	20,469	—
Impairment charges	21,212	—
Other	63,914	4,312
Changes in assets and liabilities:
Trade receivables and contract assets	(196,675)	(232,710)
Prepaid and other assets	(7,787)	(8,768)
Accounts payable	8,769	(6,468)
Accrued expenses and other liabilities	(7,100)	86,822
Operating lease liabilities	(41,395)	(48,158)
Income taxes payable	19,460	(26,450)
Net cash provided by operating activities	278,035	287,713
Cash flows from investing activities:
Purchases of property and equipment	(60,134)	(54,884)
Purchases of short-term investments	(60,000)	—
Proceeds from short-term investments	—	60,000
Acquisition of business, net of cash acquired (Note 3)	(10,530)	(160,964)
Purchases of non-marketable securities	(1,625)	(2,544)
Other investing activities, net	(19,499)	(100)
Net cash used in investing activities	(151,788)	(158,492)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	31,368	20,176
Payments of withholding taxes related to net share settlements of restricted stock units	(22,101)	(34,108)
Proceeds from debt	4,114	—
Repayment of debt	(11,542)	—
Payment of contingent consideration for previously acquired business	(6,626)	(797)
Purchase of noncontrolling interest	(2,254)	—
Other financing activities, net	(3,025)	231
Net cash used in financing activities	(10,066)	(14,498)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(75,876)	(12,691)
Net increase in cash, cash equivalents and restricted cash	40,305	102,032
Cash, cash equivalents and restricted cash, beginning of period	1,449,347	1,323,533
Cash, cash equivalents and restricted cash, end of period	$1,489,652	$1,425,565

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
Balance sheet classification
Cash and cash equivalents	$1,487,599	$1,446,625
Restricted cash in Prepaid and other current assets	201	495
Restricted cash in Other noncurrent assets	1,852	2,227
Total restricted cash	$2,053	$2,722
Total cash, cash equivalents and restricted cash	$1,489,652	$1,449,347

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Belarus, Ukraine and Russia, which have been impacted by the invasion of Ukraine (see Note 2 “Impact of the Invasion of Ukraine”) and where the banking sector remains subject to periodic instability, banking and other financial systems generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of September 30, 2022, the Company had $63.8 million of cash and cash equivalents in banks in Ukraine, $45.4 million of cash and cash equivalents in banks in Belarus, and $33.1 million of cash and cash equivalents in banks in Russia. Cash in these countries is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
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

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Swiss francs, Canadian dollars and Russian rubles and incurs expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Hungarian forints, Mexican pesos, Colombian pesos, Canadian dollars, Chinese yuan renminbi and Russian rubles. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee and Hungarian forint transactions. See Note 6, “Derivative Financial Instruments” for further discussion regarding the Company’s termination of the hedging program for the Russian ruble.
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
2.     IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. As of September 30, 2022, the Company had $71.2 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $51.2 million, laptops with a net book value of $12.7 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $5.9 million, and leasehold improvements located throughout Ukraine with a net book value of $1.4 million. Additionally, as of September 30, 2022, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $14.4 million. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's customers and employees and the work of EPAM volunteers on the ground. During the three and nine months ended September 30, 2022, the Company expensed $4.5 million and $38.5 million, respectively, related to this commitment, which included special cash payments to support impacted employees, financial and medical support for impacted families, travel, meals and lodging expenses, and donations to third-party humanitarian organizations. Of the expensed amount for the three months ended September 30, 2022, $2.9 million is classified in Cost of revenues (exclusive of depreciation and amortization) and $1.6 million is classified in Selling, general and administrative expense on the condensed consolidated financial statements. Of the expensed amount for the nine months ended September 30, 2022, $25.3 million is classified in Cost of revenues (exclusive of depreciation and amortization) and $13.2 million is classified in Selling, general and administrative expense on the condensed consolidated financial statements.

The Company executed its business continuity plans following the invasion to assist relocating employees residing in Ukraine, Belarus and Russia to other countries and to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacities to ensure the continuity of delivery for its customers who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion and ongoing war. In addition to costs incurred as part of EPAM’s humanitarian commitment to Ukraine, during the three months ended September 30, 2022, the Company incurred expenses of $4.4 million related to its geographic repositioning efforts, classified as Selling, general and administrative expenses and $1.0 million related to these standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). During the nine months ended September 30, 2022, the Company incurred expenses of $37.5 million related to its geographic repositioning efforts, classified as Selling, general and administrative expenses and $12.9 million related to these standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). During the nine months ended September 30, 2022, the Company also recorded an impairment charge of $1.3 million, classified as Other income/(expense) related to a financial asset in Ukraine which the Company believed to be unrealizable due to the events in Ukraine.
In response to the attacks on Ukraine, EPAM announced on March 4, 2022, it would discontinue services to customers located in Russia. Based on this change in facts and circumstances, the long-term cash flow forecast for the Company’s operations in Russia and its Russia reporting unit were significantly reduced. The reduction in the long-term cash flow forecasts indicated that the carrying amounts of goodwill and long-lived assets associated with the Company’s Russia reporting unit and operations in Russia may not be recoverable, and the carrying value of these assets was tested for impairment. The Company relied on the income approach to estimate the fair values of the Russia reporting unit and long-lived assets and considered multiple scenarios including the continuing operation and exit of operations in Russia. Reflecting the negative long-term cash flow forecasts that each of these scenarios produced for these assets, during the three months ended March 31, 2022, the Company recorded impairments of Property and equipment, net of $15.1 million, Operating lease right-of-use assets, net of $3.8 million, and Goodwill of $0.7 million. These asset impairment charges are included in Selling, general and administrative expenses in the interim condensed consolidated financial statements for the nine months ended September 30, 2022. Additionally, the Company evaluated trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded net bad debt expense of $5.7 million during the nine months ended September 30, 2022, reflecting the deterioration of creditworthiness of its customers in Russia. During the three months ended September 30, 2022, the Company recorded a benefit to bad debt expense of $2.5 million reflecting better than previously expected credit collections from customers located in Russia. Bad debt expense/(benefit) is included in Selling, general and administrative expenses in the condensed consolidated financial statements.
On April 7, 2022, the Company announced that it would begin the process of a phased exit of its operations in Russia, to be completed in the months following the announcement and in close collaboration with the Company’s employees, contractors, and customers. In connection with the ongoing phased exit of its operations in Russia, the Company incurred employee separation costs of $0.7 million and $16.9 million during the three and nine months ended September 30, 2022.
On September 7, 2022, the Company executed an agreement to sell substantially all of its remaining holdings in Russia to a third party. The timing and completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian government. Due to the significant uncertainty of obtaining the necessary regulatory approvals, the Company does not believe a sale was probable to be completed as of September 30, 2022 and has not reported the assets and liabilities to be sold as held for sale in its condensed consolidated balance sheet.
As of September 30, 2022, the Company had the following assets and liabilities in Russia:

Cash and cash equivalents	$33,117
Trade receivables and contract assets, net of allowance of $7,094	8,878
Prepaid and other current assets	914
Total assets in Russia	$42,909
Accounts payable	$1,091
Accrued compensation and benefits expenses	5,782
Accrued expenses and other current liabilities	2,357
Operating lease liabilities	724
Other noncurrent liabilities	794
Total liabilities in Russia	$10,748

If the contracted transaction had closed as of September 30, 2022, the Company would have recorded an immaterial gain, after consideration of amounts to be transferred to settle intercompany receivables and payables and recognition of the accumulated currency translation adjustment currently included in Accumulated other comprehensive income/(loss). The Company could incur additional significant charges in the future related to the exit of its operations in Russia including, but not limited to, additional restructuring costs and loss on sale, which could be impacted by amounts transferred to settle intercompany receivables and payables and the impact of changes in foreign currency exchange rates on the recognition of the Accumulated currency translation adjustment currently included in Accumulated other comprehensive income/(loss).
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each respective acquisition and updated for any changes as of September 30, 2022:

	PolSource	CORE	Emakina
Cash and cash equivalents	$2,565	$11,283	$5,142
Trade receivables and contract assets	12,734	10,266	34,389
Prepaid and other current assets	814	5,430	3,109
Goodwill	125,265	24,194	137,037
Intangible assets	15,790	8,368	30,488
Property and equipment and other noncurrent assets	461	4,585	17,569
Total assets acquired	$157,629	$64,126	$227,734
Accounts payable, accrued expenses and other current liabilities	$5,337	$9,336	$36,411
Short-term debt	—	—	13,657
Long-term debt	—	—	8,874
Operating lease liabilities, noncurrent	157	2,056	5,541
Other noncurrent liabilities	3,963	2,525	8,764
Total liabilities assumed	$9,457	$13,917	$73,247
Noncontrolling interest in consolidated subsidiaries	—	—	10,469
Net assets acquired	$148,172	$50,209	$144,018
As of June 30, 2022, the Company has completed the purchase price allocation for the acquisition of PolSource and the estimated fair values of the assets acquired and liabilities assumed have been finalized. The effect of adjustments recorded during the three and six months ended June 30, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of PolSource was not material.
As of September 30, 2022, the Company has completed the purchase price allocation for the acquisition of CORE and the estimated fair values of the assets acquired and liabilities assumed have been finalized. The effect of adjustments recorded during the three and nine months ended September 30, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of CORE was not material.

For the acquisition of Emakina, the estimated fair values of the assets acquired, liabilities assumed and noncontrolling interest are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. The effect of adjustments recorded during the three and nine months ended September 30, 2022 that would have been recognized in a prior period if the adjustment to the preliminary amounts had been recognized as of the acquisition date of Emakina was not material.
Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s consolidated financial statements was not material individually or in the aggregate.
As of September 30, 2022, the following table presents the estimated fair values and useful lives of intangible assets acquired from PolSource, CORE and Emakina:

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
2022 Acquisitions — During the nine months ended September 30, 2022, the Company completed two acquisitions with a total purchase price of $13.6 million including contingent consideration with total acquisition-date fair value of $2.6 million. These acquisitions expanded EPAM’s capabilities to deliver end-to-end solutions for designing and building sophisticated commerce platforms, provided opportunities for geographic expansion as well as added $3.4 million of intangible assets, consisting of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.

4.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Russia	Total
Balance as of January 1, 2022	$217,594	$312,413	$716	$530,723
CORE acquisition purchase accounting adjustment	—	959	—	959
Emakina acquisition purchase accounting adjustment	—	423	—	423
PolSource acquisition purchase accounting adjustment	(44)	(30)	—	(74)
Other 2021 acquisitions purchase accounting adjustment	(20)	519	—	499
2022 acquisitions	—	10,316	—	10,316
Goodwill impairment	—	—	(686)	(686)
Effect of net foreign currency exchange rate changes	(1,233)	(35,355)	(30)	(36,618)
Balance as of September 30, 2022	$216,297	$289,245	$—	$505,542
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the goodwill impairment recorded in the Russia segment during the three months ended March 31, 2022.
The Russia segment had accumulated goodwill impairment losses of $2.9 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively. There were no accumulated impairment losses in the North America or Europe reportable segments as of September 30, 2022 or December 31, 2021.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Balance	Level 1	Level 2	Level 3
Rights to acquire noncontrolling interest in consolidated subsidiaries	$882	$—	$—	$882
Total assets measured at fair value on a recurring basis	$882	$—	$—	$882

Foreign exchange derivative liabilities	$40,129	$—	$40,129	$—
Contingent consideration	20,852	—	—	20,852
Total liabilities measured at fair value on a recurring basis	$60,981	$—	$40,129	$20,852

	As of December 31, 2021
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,429	$—	$1,429	$—
Rights to acquire noncontrolling interest in consolidated subsidiaries	6,093	—	—	6,093
Total assets measured at fair value on a recurring basis	$7,522	$—	$1,429	$6,093

Foreign exchange derivative liabilities	$5,849	$—	$5,849	$—
Contingent consideration	23,114	—	—	23,114
Total liabilities measured at fair value on a recurring basis	$28,963	$—	$5,849	$23,114
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 6 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.

As part of the acquisition of Emakina, the Company acquired rights to purchase certain noncontrolling interests in consolidated subsidiaries of Emakina in exchange for future cash payments determined by the future profitability of certain subsidiaries. The Company determines the fair value of these rights by (i) estimating the fair value of the noncontrolling interests in consolidated subsidiaries by applying an EBITDA multiple adjusted for a lack of control and marketability, less (ii) the fair value of expected future payments to settle the related contractual obligations. The Company purchased the majority of the noncontrolling interest in consolidated subsidiaries during the nine months ended September 30, 2022.
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
The fair value of the contingent consideration for all other acquisitions was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rate used to determine the fair value of contingent consideration for the 2022 Acquisitions ranged from a minimum of 13.0% to a maximum of 15.0%. The discount rate used to determine the fair value of contingent consideration for the CORE acquisition was 13.0%. The discount rates used to determine the fair value of contingent consideration for the Other 2021 Acquisitions ranged from a minimum of 15.0% to a maximum of 22.0%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income/(loss), net in the Company’s condensed consolidated statement of income.
A reconciliation of the beginning and ending balances of Level 3 acquisition-related contingent consideration using significant unobservable inputs for the nine months ended September 30, 2022 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2022	$23,114
Acquisition date fair value of contractual contingent liabilities - 2022 Acquisitions	2,645
Changes in fair value of contingent consideration included in Interest and other income/(loss), net	8,520
Payment of contingent consideration for previously acquired businesses	(11,328)
Effect of net foreign currency exchange rate changes	(2,099)
Contingent consideration liabilities as of September 30, 2022	$20,852
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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Financial Assets:
Cash equivalents:
Money market funds	$262,515	$262,515	$262,515	$—	$—
Total cash equivalents	$262,515	$262,515	$262,515	$—	$—
Restricted cash	$2,053	$2,053	$2,053	$—	$—
Time deposits included in Short-term investments	$60,216	$60,216	$—	$60,216	$—
Employee loans	$2,820	$2,820	$—	$—	$2,820
Financial Liabilities:
Short-term debt	$6,139	$6,139	$—	$6,139	$—
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Other long-term debt	$4,849	$4,849	$—	$4,849	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Financial Assets:
Cash equivalents:
Money market funds	$78,302	$78,302	$78,302	$—	$—
Total cash equivalents	$78,302	$78,302	$78,302	$—	$—
Restricted cash	$2,722	$2,722	$2,722	$—	$—
Employee loans	$818	$818	$—	$—	$818
Financial Liabilities:
Short-term debt	$16,018	$16,018	$—	$16,018	$—
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Other long-term debt	$5,234	$5,234	$—	$5,234	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $29.2 million and $27.5 million as of September 30, 2022 and December 31, 2021, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

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
As of September 30, 2022, all of the Company’s foreign exchange forward contracts, except the Russian ruble foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 were as follows:

		As of September 30, 2022		As of December 31, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$—		$1,429
	Accrued expenses and other current liabilities		$19,660		$5,849
Foreign exchange forward contracts - Not designated as hedging instruments	Accrued expenses and other current liabilities		$20,469		$—

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 9.3 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three and nine months ended September 30, 2022 and 2021. See Note 2 “Impact of the Invasion of Ukraine” for discussion of impairment of right-of-use assets in Russia.
During the three and nine months ended September 30, 2022 and 2021, the components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Classification	2022	2021	2022	2021
Operating lease cost	Selling, general and administrative expenses	$12,204	$16,431	$40,303	$50,932
Variable lease cost	Selling, general and administrative expenses	2,263	2,247	7,791	6,163
Short-term lease cost	Selling, general and administrative expenses	916	653	3,382	1,167
Total lease cost		$15,383	$19,331	$51,476	$58,262

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$13,024	$16,865	$43,490	$52,284
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,111	$6,981	$30,843	$8,658
Non-cash net increase/(decrease) due to lease modifications:
Operating lease right-of-use assets	$3,260	$8,184	$(2,587)	$6,305
Operating lease liabilities	$3,163	$8,184	$(3,946)	$6,305
Weighted average remaining lease term and discount rate as of September 30, 2022 and 2021 were as follows:

	As of September 30, 2022	As of September 30, 2021
Weighted average remaining lease term, in years:
Operating leases	5.5	5.6
Weighted average discount rate:
Operating leases	2.4%	2.6%
As of September 30, 2022, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2022 (excluding nine months ended September 30, 2022)	$10,416
2023	40,949
2024	33,962
2025	26,472
2026	20,630
Thereafter	38,854
Total lease payments	171,283
Less: imputed interest	(9,981)
Total	$161,302
The Company had committed to payments of $17.9 million related to operating lease agreements that had not yet commenced as of September 30, 2022. These operating leases will commence on various dates during 2022 and 2023 with lease terms ranging from 0.3 to 10.0 years. The Company did not have any material finance lease agreements that had not yet commenced.
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
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of September 30, 2022, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of September 30, 2022	As of December 31, 2021
Outstanding debt	$25,000	$25,000
Interest rate	3.9%	1.0%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000
Other Debt - On November 3, 2021, in connection with the acquisition of Emakina, the Company assumed the debt obligations of the acquired companies. As of September 30, 2022, debt that matures within one year is classified as Short-term debt on the condensed consolidated balance sheets and consists of multiple bank loans and credit lines totaling $7.8 million that bear a weighted-average interest rate of 1.7%. As of September 30, 2022, debt that matures in more than one year and through 2027 is classified as Long-term debt on the condensed consolidated balance sheets and consists of multiple bank loans and credit lines totaling $3.2 million that bear interest at a weighted-average interest rate of 1.2%. Some of this debt is secured by assets of Emakina. Some of the debt agreements contain covenants and as of September 30, 2022, the Company was in compliance with all those covenants.

9.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$723,015	$23,575	$501	$747,091
EMEA	22,621	415,595	—	438,216
APAC	1,237	30,139	—	31,376
CEE	1,510	700	8,027	10,237
Revenues	$748,383	$470,009	$8,528	$1,226,920

	Nine Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$2,080,752	$72,351	$2,393	$2,155,496
EMEA	70,909	1,212,144	99	1,283,152
APAC	2,813	88,321	—	91,134
CEE	5,277	1,107	57,229	63,613
Revenues	$2,159,751	$1,373,923	$59,721	$3,593,395

	Three Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$569,331	$20,959	$1,078	$591,368
EMEA	21,968	301,736	103	323,807
APAC	1,001	27,385	—	28,386
CEE	1,562	—	43,416	44,978
Revenues	$593,862	$350,080	$44,597	$988,539

	Nine Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$1,532,428	$53,658	$3,001	$1,589,087
EMEA	61,338	812,886	236	874,460
APAC	2,143	72,175	—	74,318
CEE	4,828	14	107,973	112,815
Revenues	$1,600,737	$938,733	$111,210	$2,650,680
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$131,181	$147,271	$1,950	$280,402
Financial Services	134,673	115,372	4,741	254,786
Business Information & Media	121,703	87,028	167	208,898
Software & Hi-Tech	170,818	34,513	59	205,390
Life Sciences & Healthcare	116,878	12,569	228	129,675
Emerging Verticals	73,130	73,256	1,383	147,769
Revenues	$748,383	$470,009	$8,528	$1,226,920

	Nine Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$384,360	$424,140	$13,539	$822,039
Financial Services	381,887	345,468	38,477	765,832
Business Information & Media	346,675	253,610	786	601,071
Software & Hi-Tech	488,134	100,814	1,248	590,196
Life Sciences & Healthcare	344,148	37,378	444	381,970
Emerging Verticals	214,547	212,513	5,227	432,287
Revenues	$2,159,751	$1,373,923	$59,721	$3,593,395

	Three Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$98,494	$91,197	$7,875	$197,566
Financial Services	100,631	98,711	31,542	230,884
Business Information & Media	100,536	71,953	500	172,989
Software & Hi-Tech	146,532	27,103	662	174,297
Life Sciences & Healthcare	85,534	10,374	155	96,063
Emerging Verticals	62,135	50,742	3,863	116,740
Revenues	$593,862	$350,080	$44,597	$988,539

	Nine Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$252,998	$235,552	$19,572	$508,122
Financial Services	253,713	262,716	77,251	593,680
Business Information & Media	280,120	197,142	1,323	478,585
Software & Hi-Tech	406,756	72,010	1,757	480,523
Life Sciences & Healthcare	241,835	36,505	534	278,874
Emerging Verticals	165,315	134,808	10,773	310,896
Revenues	$1,600,737	$938,733	$111,210	$2,650,680

The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$673,927	$405,030	$5,887	$1,084,844
Fixed-price	69,565	64,426	2,424	136,415
Licensing and other revenues	4,891	553	217	5,661
Revenues	$748,383	$470,009	$8,528	$1,226,920

	Nine Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,955,361	$1,172,981	$39,226	$3,167,568
Fixed-price	192,322	198,641	20,195	411,158
Licensing and other revenues	12,068	2,301	300	14,669
Revenues	$2,159,751	$1,373,923	$59,721	$3,593,395

	Three Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$525,372	$303,521	$22,717	$851,610
Fixed-price	64,510	46,070	21,835	132,415
Licensing and other revenues	3,980	489	45	4,514
Revenues	$593,862	$350,080	$44,597	$988,539

	Nine Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,409,463	$803,282	$56,383	$2,269,128
Fixed-price	178,908	133,888	54,651	367,447
Licensing and other revenues	12,366	1,563	176	14,105
Revenues	$1,600,737	$938,733	$111,210	$2,650,680

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$746,352	$468,118	$8,316	$1,222,786
Transferred at a point of time	2,031	1,891	212	4,134
Revenues	$748,383	$470,009	$8,528	$1,226,920

	Nine Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,153,772	$1,371,390	$59,447	$3,584,609
Transferred at a point of time	5,979	2,533	274	8,786
Revenues	$2,159,751	$1,373,923	$59,721	$3,593,395

	Three Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$591,477	$349,984	$44,567	$986,028
Transferred at a point of time	2,385	96	30	2,511
Revenues	$593,862	$350,080	$44,597	$988,539

	Nine Months Ended September 30, 2021
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,593,081	$938,555	$111,127	$2,642,763
Transferred at a point of time	7,656	178	83	7,917
Revenues	$1,600,737	$938,733	$111,210	$2,650,680
During the three and nine months ended September 30, 2022, the Company recognized $12.3 million and $7.2 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $13.3 million and $18.0 million during the three and nine months ended September 30, 2021, respectively.

The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of September 30, 2022. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$7,309	$2,064	$1,791	$448	$11,612
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
Contract assets included in Trade receivables and contract assets, net	$20,204	$13,798
Contract liabilities included in Accrued expenses and other current liabilities	$25,748	$39,810
Contract liabilities included in Other noncurrent liabilities	$109	$84
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased since December 31, 2021 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have decreased since December 31, 2021, due to services performed for customers during the first nine months of 2022.
During the three and nine months ended September 30, 2022, the Company recognized $2.0 million and $34.0 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2021. During the three and nine months ended September 30, 2021, the Company recognized $1.0 million and $15.3 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2020.

10.STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues (exclusive of depreciation and amortization)	$17,474	$12,174	$31,782	$34,552
Selling, general and administrative expenses	15,813	17,013	36,510	43,086
Total	$33,287	$29,187	$68,292	$77,638

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2022	2,318	$77.79
Options granted	132	$277.70
Options exercised	(445)	$43.30
Options forfeited	(10)	$333.32
Options expired	(1)	$396.69
Options outstanding at September 30, 2022	1,994	$97.40	$532,497	3.6

Options vested and exercisable as of September 30, 2022	1,694	$66.24	$502,221	2.8
Options expected to vest as of September 30, 2022	280	$272.07	$28,521	8.5
As of September 30, 2022, $26.1 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years.
Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2022:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2022	9	$167.18	576	$277.38	112	$217.28
Awards granted	—	$—	644	$286.13	51	$269.60
Awards modified	—	$—	(3)	$387.74	3	$220.00
Awards vested	(9)	$167.18	(222)	$221.51	(54)	$182.32
Awards forfeited/cancelled	—	$—	(55)	$333.41	(11)	$261.04
Unvested service-based awards outstanding at September 30, 2022	—	$—	940	$292.98	101	$258.01
As of September 30, 2022, $200.9 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.
As of September 30, 2022, $24.9 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.
The liability associated with the service-based liability-classified RSUs as of September 30, 2022 and December 31, 2021, was $8.3 million and $31.5 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the nine months ended September 30, 2022:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2022	9	$165.87	23	$339.69
Awards granted	—	$—	6	$418.26
Awards vested	—	—	(2)	$355.39
Awards forfeited/cancelled	—	—	(5)	$375.77
Unvested performance-based awards outstanding at September 30, 2022	9	$165.87	22	$351.60
As of September 30, 2022, $0.4 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 0.9 years.
As of September 30, 2022, $4.2 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months in April and November. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the nine months ended September 30, 2022, the ESPP participants purchased 55 thousand shares of common stock under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and nine months ended September 30, 2022, the Company recognized $4.7 million and $10.0 million, respectively, of stock-based compensation expense related to the ESPP. As of September 30, 2022, total unrecognized stock-based compensation cost related to the ESPP was $1.6 million, which is expected to be recognized over a period of 0.1 years.
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
As of September 30, 2022, the Company has commitments to grant up to $29.2 million of equity awards with the number of awards to be determined based on future stock prices. There is a service-based vesting requirement after the grant date associated with these awards and certain of these awards contain performance criteria that will determine the amount of future awards to be issued. These awards are considered granted for accounting purposes. In determining the expense, the Company adjusts the expected settlement based on the probability of achievement of such performance criteria. Due to changes in the probability of payout related to these awards, the Company recorded net reversals of stock-based compensation expense in the condensed consolidated statements of income of $1.0 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2022, the Company has issued 2 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined.

11.INCOME TAXES
In determining its interim provision for income taxes, the Company historically has used an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. During the first quarter of 2022, the Company recorded its interim tax provision using the discrete method rather than using an estimated annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. During the second and third quarters of 2022, the Company used an estimated annual effective tax rate. The change did not have a material impact on the condensed consolidated interim financial statements. In subsequent quarters, the Company expects to continue to utilize the annual effective tax rate method.
The Company’s worldwide effective tax rates for the three months ended September 30, 2022 and 2021 were 18.4% and 14.6%, respectively, and 13.6% and 9.1% during the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $10.9 million and $10.4 million during the three months ended September 30, 2022 and 2021, respectively, and $31.4 million and $52.8 million during the nine months ended September 30, 2022 and 2021, respectively. Additionally, during the three and nine months ended September 30, 2022, the Company’s effective tax rates benefited from the recognition of one-time benefits of $1.3 million and $8.5 million, respectively, resulting from the Company’s decision to change the tax status and to classify certain of its foreign subsidiaries as disregarded entities for U.S. income tax purposes.
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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$156,054	$115,656	$264,377	$339,373
Numerator for basic and diluted earnings per share	$156,054	$115,656	$264,377	$339,373

Denominator:
Weighted average common shares for basic earnings per share	57,420	56,649	57,194	56,429
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	1,937	2,554	1,914	2,570
Weighted average common shares for diluted earnings per share	59,357	59,203	59,108	58,999

Net income per share:
Basic	$2.72	$2.04	$4.62	$6.01
Diluted	$2.63	$1.95	$4.47	$5.75
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 158 thousand and 252 thousand during the three and nine months ended September 30, 2022, respectively.
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 8 thousand and 35 thousand during the three and nine months ended September 30, 2021.

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

14.SEGMENT INFORMATION
The Company determines its business segments and reports segment information in accordance with how the Company’s chief operating decision maker (“CODM”) organizes the segments to evaluate performance, allocate resources and make business decisions. Segment results are based on the segment’s revenues and operating profit, where segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, non-corporate taxes, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, stock-based compensation expenses, acquisition-related costs and certain other one-time charges and benefits. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations as reported below in the reconciliation of segment operating profit to consolidated income before provision for income taxes. Additionally, management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably among the segments.
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
Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment revenues:
North America	$748,383	$593,862	$2,159,751	$1,600,737
Europe	470,009	350,080	1,373,923	938,733
Russia	8,528	44,597	59,721	111,210
Total segment revenues	$1,226,920	$988,539	$3,593,395	$2,650,680
Segment operating profit/(loss):
North America	$175,845	$122,232	$429,999	$327,595
Europe	64,813	60,952	156,920	162,477
Russia	1,507	10,541	(16,315)	17,549
Total segment operating profit	$242,165	$193,725	$570,604	$507,621
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three and nine months ended September 30, 2022 and 2021.

Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total segment operating profit:	$242,165	$193,725	$570,604	$507,621
Unallocated amounts:
Stock-based compensation expense	(33,287)	(29,187)	(68,292)	(77,638)
Amortization of intangibles assets	(5,584)	(4,684)	(16,584)	(11,785)
Other acquisition-related expenses	(265)	(1,553)	(934)	(5,585)
Other unallocated expenses	(22,802)	(14,177)	(82,305)	(35,964)
Income from operations	180,227	144,124	402,489	376,649
Interest and other income/(loss), net	4,228	(5,325)	5,642	2,629
Foreign exchange gain/(loss)	6,691	(3,441)	(102,035)	(5,835)
Income before provision for income taxes	$191,146	$135,358	$306,096	$373,443
Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of September 30, 2022	As of December 31, 2021
Ukraine	$71,172	$78,289
Belarus	59,681	75,422
United States	16,445	14,843
India	9,583	9,459
Poland	7,299	8,240
Hungary	4,188	5,339
Russia	—	16,611
Other	41,332	28,011
Total	$209,700	$236,214
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia, impairment of long-lived assets in Russia and the subsequent decision to exit its operations in Russia.
The table below presents information about the Company’s revenues by customer location for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$715,314	$564,116	$2,059,293	$1,514,636
United Kingdom	160,683	126,282	463,610	332,485
Switzerland	76,191	66,659	237,247	198,021
Netherlands	56,996	39,607	158,054	109,339
Germany	40,116	31,292	116,379	79,053
Canada	29,145	25,843	87,985	72,133
Russia	8,013	42,656	56,692	106,079
Other locations	140,462	92,084	414,135	238,934
Total	$1,226,920	$988,539	$3,593,395	$2,650,680

15.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency translation
Beginning balance	$(68,469)	$(29,062)	$(52,747)	$(28,168)
Foreign currency translation	(69,674)	(12,531)	(82,812)	(14,024)
Income tax benefit	12,751	1,770	10,167	2,369
Foreign currency translation, net of tax	(56,923)	(10,761)	(72,645)	(11,655)
Ending balance	$(125,392)	$(39,823)	$(125,392)	$(39,823)
Cash flow hedging instruments
Beginning balance	$(9,845)	$1,601	$(3,417)	$3,642
Unrealized loss in fair value	(15,222)	(3,995)	(72,827)	(10,070)
Net loss reclassified into Cost of revenues (exclusive of depreciation and amortization)	8,186	1,318	13,647	4,755
Net loss reclassified into Foreign exchange loss	112	—	43,940	—
Income tax benefit	1,572	610	3,460	1,207
Cash flow hedging instruments, net of tax	(5,352)	(2,067)	(11,780)	(4,108)
Ending balance(1)	$(15,197)	$(466)	$(15,197)	$(466)
Defined benefit plans
Beginning balance	$1,957	$(1,612)	$1,957	$(986)
Actuarial losses	—	—	—	(811)
Income tax benefit	—	—	—	185
Defined benefit plans, net of tax	—	—	—	(626)
Ending balance	$1,957	$(1,612)	$1,957	$(1,612)
Accumulated other comprehensive loss	$(138,632)	$(41,901)	$(138,632)	$(41,901)
(1) As of September 30, 2022, the ending balance of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

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
During the third quarter of 2022, to ensure safety and business continuity in the presence of the COVID-19 global pandemic, many of our personnel continued to work productively through secure remote working arrangements so they can respond to the rapidly changing needs and demands of our customers. We cannot accurately predict the extent to which the COVID-19 pandemic will continue to directly and indirectly impact our business, results of operations and financial condition. For additional information on the impact of the COVID-19 pandemic on our results and for further information on the various risks posed by the COVID-19 pandemic, please read “Part I. Item 1A. Risk Factors” under the sub-heading “Risks Related to COVID-19” which is included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as the broader region, and we have continued to support relocating our employees to lower risk locations, both in Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved in 2021. We have maintained our $100 million humanitarian aid commitment to our people in addition to our other donations and volunteer efforts. We also continue to execute our business continuity plans and have sustained our hiring across multiple locations in Central and Eastern Europe, Latin America, and India. Our Board of Directors continues its oversight of our strategic, geopolitical, and cybersecurity risks and the risks related to our geographic expansion. Our Board has received updates from management during both regular and special meetings, while also providing oversight of the risks associated with the invasion in Ukraine and other strategic areas of importance related to the war.

On April 7, 2022, the Company announced that we would begin the process of a phased exit of our operations in Russia in close collaboration with the Company’s employees, contractors, and customers. We have discontinued services to certain customers located in Russia and on September 7, 2022, we executed an agreement to sell substantially all of our remaining holdings in Russia to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian government.
We expect to continue operating in Belarus while executing on our Belarus-specific business continuity plans. A significant number of our employees in Russia and Belarus have relocated, and we may assist in relocating employees to delivery locations in other countries in the future. Ukraine remains our largest delivery location with the most delivery professionals and, prior to the attack in February 2022, Belarus and Russia were our second and third largest delivery locations by the number of delivery professionals, respectively.
We own office buildings and lease office space in a number of cities in both Ukraine and in Belarus that we use for both internal functions and for delivering services to our customers. The impact of the war on our operations, personnel, and physical assets in Ukraine has had, and, along with any escalation of the war that includes Belarus’ territory or military, could continue to have a material adverse effect on our operations. Actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other companies and organizations against officials, individuals, regions, and industries in Russia and Belarus, and each of those country’s responses to such sanctions, including counter-sanctions and other actions, has had and could continue to have a material adverse effect on our operations. Customers have and may continue to seek altered terms, conditions, and delivery locations for the performance of services, delay planned work or seek services from alternate providers, or suspend, terminate, fail to renew, or reduce existing contracts or services, which could have a material adverse effect on our financial condition. Some of our customers have implemented steps to block internet communications with Russia, Ukraine, and Belarus to protect against potential cyberattacks or other information security threats, which has caused a material adverse effect on our ability to deliver our services to these customers from those locations. Such material adverse effects disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, restrict our ability to engage in certain projects in the region and serve certain customers in or from the region, and could negatively impact our personnel, operations, financial results and business outlook.
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
Implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and the cost of our phased exit from Russia have resulted in materially increased expenses in the first nine months of 2022. We expect some of those expenses will continue to occur in subsequent quarters. In addition to the charges recorded during the nine months ended September 30, 2022 related to our exit from operations in Russia, we could record a loss when we complete the sale of substantially all of our remaining holdings in Russia and conclude our exit. We have no way to predict the progress or outcome of the attack against Ukraine because the conflict and government reactions change quickly and are beyond our control. Prolonged military activities, broad-based sanctions and counter-sanctions could have a material adverse effect on our operations and financial condition and there is significant uncertainty for our business outlook for the remainder of 2022. The information contained in this section is accurate as of the date hereof but may become outdated due to changing circumstances beyond our control or present awareness. For additional information on the various risks posed by the attack against Ukraine and the impact in the region, please read “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and “Part II. Item 1A. Risk Factors” in this quarterly report.

Year-to-Date 2022 Developments and Trends
Our business was disrupted by the war in Ukraine that began in the latter part of the first quarter of 2022 and continued to create uncertainties through the quarter ended September 30, 2022 and beyond. For the first nine months of 2022, our revenues were $3.593 billion, an increase of 35.6% over $2.651 billion reported for the same period of 2021. For the nine months ended September 30, 2022, we experienced strong growth across all of our verticals with revenues growing above 25% year over year with the exception of the Software & Hi-Tech vertical which grew 22.8% year over year. We have built an increasingly diversified portfolio across numerous industry verticals, geographies and service offerings which enables us to continue to grow revenues. Income from operations as a percentage of revenues decreased to 11.2% for the nine months ended September 30, 2022 as compared to 14.2% for the nine months ended September 30, 2021, largely driven by incremental expenses associated with EPAM’s humanitarian efforts in Ukraine, the global repositioning of our workforce, the costs associated with our phased exit from operations in Russia and impairment of long-lived asset charges triggered by the discontinuance of services to customers located in Russia.

Summary of Results of Operations
The following table presents a summary of our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except per share data and percentages)
Revenues	$1,226,920	100.0%	$988,539	100.0%	$3,593,395	100.0%	$2,650,680	100.0%
Income from operations	$180,227	14.7%	$144,124	14.6%	$402,489	11.2%	$376,649	14.2%
Net income	$156,054	12.7%	$115,656	11.7%	$264,377	7.4%	$339,373	12.8%
Effective tax rate	18.4%		14.6%		13.6%		9.1%
Diluted earnings per share	$2.63		$1.95		$4.47		$5.75
The key highlights of our consolidated results for the three and nine months ended September 30, 2022, as compared to the corresponding periods of 2021, were as follows:
•Revenues for the third quarter of 2022 were $1.227 billion, representing a 24.1% increase from $988.5 million reported in the same period last year. Revenue growth was strong in the third quarter of 2022 as a result of robust demand for our services. The third quarter of 2022 was negatively impacted by $56.4 million or 5.7% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenues for the first nine months of 2022 were $3.593 billion, or a 35.6% increase from $2.651 billion reported in the corresponding period last year. Revenue growth in the first nine months of 2022 was negatively impacted by $119.1 million or 4.5% due to changes in certain foreign currency exchange rates as compared to the corresponding period last year. Revenues from acquisitions contributed $41.7 million and $173.9 million to our revenues for the three and nine months ended September 30, 2022, respectively.
•Income from operations increased 25.0% to $180.2 million during the three months ended September 30, 2022 and 6.9% to $402.5 million during the nine months ended September 30, 2022, as compared to the corresponding periods in 2021. Expressed as a percentage of revenues, income from operations for the third quarter of 2022 increased to 14.7% compared to 14.6% in the third quarter of last year and decreased to 11.2% for the first nine months of 2022 as compared to 14.2% for the corresponding period in 2021. During the quarter ended September 30, 2022, income from operations as a percentage of revenues was positively impacted by reduced facility-related expenses and decreased variable compensation expense as a percentage of revenues. During the nine months ended September 30, 2022, income from operations as a percentage of revenues was negatively impacted by incremental expenses associated with EPAM’s humanitarian efforts in Ukraine, the global repositioning of our workforce, the costs associated with our phased exit from operations in Russia, and impairment of long-lived asset charges during the first quarter of 2022 triggered by the decision to discontinue services to customers in Russia.

•Our effective tax rate was 18.4% and 13.6% for the three and nine months ended September 30, 2022, respectively, and 14.6% and 9.1% for the three and nine months ended September 30, 2021, respectively. The increase in the effective tax rate in the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income as well as the recognition of certain tax credits in the prior year.
•Net income increased 34.9% to $156.1 million for the three months ended September 30, 2022, compared to $115.7 million reported in the corresponding period last year. Expressed as a percentage of revenues, net income was 12.7% for the third quarter of 2022, an increase of 1.0% compared to 11.7% reported in the corresponding period of 2021. Net income for the quarter ended September 30, 2022 was positively impacted by the increase in income from operations and increases in other income and net foreign exchange gains. Net income decreased 22.1% during the nine months ended September 30, 2022 as compared to the corresponding period in the prior year. Net income for the nine months ended September 30, 2022 was impacted by net foreign exchange losses, partially offset by the improvement in income from operations. Foreign exchange loss during the nine months ended September 30, 2022 was primarily driven by the impact of appreciation of the Russian ruble on the Company’s intercompany payables denominated in Russian rubles and U.S. dollar denominated assets held by our subsidiaries in Russia and losses from our foreign exchange forward contracts associated with the Russian ruble during the first quarter of 2022.
•Diluted earnings per share was $2.63 and $4.47 for the three and nine months ended September 30, 2022, respectively, an increase of $0.68 and a decrease $1.28, respectively, compared to the corresponding periods last year.
•Cash provided by operating activities was $278.0 million during the nine months ended September 30, 2022 as compared to $287.7 million in the corresponding period last year. This decrease was largely driven by a higher level of variable compensation payments made in the first nine months of 2022 based on 2021 performance and cash outflows related to EPAM’s humanitarian support efforts in Ukraine and geographic repositioning.
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
During the three and nine months ended September 30, 2022, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except percentages and per share data)
Revenues	$1,226,920	100.0%	$988,539	100.0%	$3,593,395	100.0%	$2,650,680	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	826,796	67.4%	653,374	66.1%	2,453,955	68.3%	1,756,430	66.3%
Selling, general and administrative expenses(2)	198,021	16.1%	169,498	17.1%	667,825	18.6%	457,797	17.3%
Depreciation and amortization expense	21,876	1.8%	21,543	2.2%	69,126	1.9%	59,804	2.2%
Income from operations	180,227	14.7%	144,124	14.6%	402,489	11.2%	376,649	14.2%
Interest and other income/(loss), net	4,228	0.4%	(5,325)	(0.5)%	5,642	0.1%	2,629	0.1%
Foreign exchange gain/(loss)	6,691	0.5%	(3,441)	(0.4)%	(102,035)	(2.8)%	(5,835)	(0.2)%
Income before provision for income taxes	191,146	15.6%	135,358	13.7%	306,096	8.5%	373,443	14.1%
Provision for income taxes	35,092	2.9%	19,702	2.0%	41,719	1.1%	34,070	1.3%
Net income	$156,054	12.7%	$115,656	11.7%	$264,377	7.4%	$339,373	12.8%
Effective tax rate	18.4%		14.6%		13.6%		9.1%
Diluted earnings per share	$2.63		$1.95		$4.47		$5.75

(1)Includes $17,474 and $12,174 of stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively, and $31,782 and $34,552 of stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively.
(2)Includes $15,813 and $17,013 of stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively, and $36,510 and $43,086 of stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively.

Consolidated Results Review
Revenues
During the three months ended September 30, 2022, our total revenues grew to $1.227 billion or 24.1% compared to the corresponding period in 2021. Revenues have been positively impacted by acquisitions, which contributed 4.2% to our revenue growth, and negatively impacted by our decision to exit Russia and discontinue services to customers there, and fluctuations in foreign currency exchange rates which decreased our revenue growth by 5.7% during the three months ended September 30, 2022 as compared to the same period last year.
During the nine months ended September 30, 2022, our total revenues grew 35.6% over the corresponding period in 2021. The first nine months of 2022 were positively impacted by acquisitions, which contributed 6.6% to our revenue growth, and negatively impacted by our decision to exit Russia and discontinue services to customers there and fluctuations in foreign currency exchange rates which decreased our revenue growth by $119.1 million or 4.5% as compared to the corresponding period last year.

Revenues by customer location for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$747,091	60.9%	$591,368	59.8%	$2,155,496	60.0%	$1,589,087	60.0%
EMEA(2)	438,216	35.7%	323,807	32.8%	1,283,152	35.7%	874,460	32.9%
APAC(3)	31,376	2.6%	28,386	2.9%	91,134	2.5%	74,318	2.8%
CEE(4)	10,237	0.8%	44,978	4.5%	63,613	1.8%	112,815	4.3%
Revenues	$1,226,920	100.0%	$988,539	100.0%	$3,593,395	100.0%	$2,650,680	100.0%

(1)Americas includes revenues from customers in North, Central and South America.
(2)EMEA includes revenues from customers in Western Europe and the Middle East.
(3)APAC, or Asia Pacific, includes revenues from customers in East Asia, Southeast Asia and Australia.
(4)CEE includes revenues from customers in Russia, Belarus, Kazakhstan, Ukraine, Uzbekistan and Georgia.
During the three and nine months ended September 30, 2022, the United States continued to be our largest customer location, with revenues increasing 26.8% to $715.3 million during the third quarter of 2022 from $564.1 million in the third quarter of 2021. During the nine months ended September 30, 2022, revenues in the United States grew 36.0% to $2.059 billion compared to $1.515 billion in the same period of the prior year.
The top three revenue contributing customer location countries in EMEA were the United Kingdom, Switzerland and the Netherlands, generating $160.7 million, $76.2 million and $57.0 million in revenues, respectively, during the three months ended September 30, 2022. Revenues from customers in these three countries were $126.3 million, $66.7 million, and $39.6 million, respectively, in the corresponding period last year. During the nine months ended September 30, 2022, the United Kingdom, Switzerland and the Netherlands performed as EMEA’s top revenue generating locations and contributed $463.6 million, $237.2 million, and $158.1 million, respectively, compared to $332.5 million, $198.0 million, and $109.3 million, respectively, in the corresponding period last year. Revenues in the EMEA region were negatively impacted by the weakening of the euro and the British pound relative to the U.S. dollar during the three and nine months ended September 30, 2022 as compared to the same periods in the previous year. Revenues in the region during the three and nine months ended September 30, 2022 benefited from acquisitions which contributed $36.0 million and $144.3 million to revenue growth, respectively.
During the three and nine months ended September 30, 2022, revenues from customers in the APAC region increased by $3.0 million, or 10.5% and $16.8 million or 22.6%, respectively, over the corresponding periods of 2021, mainly due to growth in the Financial Services vertical.
During the three months ended September 30, 2022, revenues in the CEE geography experienced a decrease of $34.7 million as compared to the corresponding period of 2021 and included $8.0 million of revenues from customers in Russia. During the nine months ended September 30, 2022, revenues in the CEE geography experienced a decrease of $49.2 million as compared to the corresponding period of 2021 and included $56.7 million of revenues from customers in Russia. On March 4, 2022, we announced that we will discontinue our services to customers located in Russia and have been providing transition support for customers in this market while administering the transition. On September 7, 2022, we executed an agreement to sell substantially all of our holdings in Russia to a third party. As a result of this agreement, the revenues from this geography are expected to materially decline in the future.
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

During the three months ended September 30, 2022, cost of revenues (exclusive of depreciation and amortization) was $826.8 million representing an increase of 26.5% from $653.4 million in the corresponding period of 2021. The increase was primarily due to an increase in compensation costs largely driven by the 21.0% growth in the average number of production professionals during the three months ended September 30, 2022 as compared to the same period in 2021 as well as $5.3 million of higher stock-based compensation expenses, $2.9 million of incremental costs associated with our humanitarian efforts in Ukraine and $1.0 million of unbilled business continuity resources. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 67.4% and 66.1% in the third quarter of 2022 and 2021, respectively. The year-over-year increase is primarily due to lower utilization attributable to the transition of projects and employees to new geographies, the ongoing transition of customer work to higher cost geographies and increased costs associated with our humanitarian efforts in Ukraine.
During the nine months ended September 30, 2022, cost of revenues (exclusive of depreciation and amortization) was $2.454 billion representing an increase of 39.7% from $1.756 billion in the corresponding period of 2021. The increase was primarily due to an increase in compensation costs other than stock-based compensation expense largely driven by the 27.1% growth in the average number of production professionals, a 5.1% unfavorable impact from changes in foreign currency exchange rates, as well as $25.3 million of incremental costs associated with our humanitarian efforts in Ukraine and $12.9 million of unbilled business continuity resources, partially offset by the reversal of $21.4 million of previously accrued discretionary compensation expenses during the first quarter of 2022. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 68.3% and 66.3% for the nine months ended September 30, 2022 and 2021, respectively. The year-over-year increase is primarily due to higher personnel-related costs and the ongoing transition of customer work to higher cost geographies, increased costs associated with our humanitarian efforts in Ukraine, and unbilled business continuity resources, partially offset by the reversal of previously accrued discretionary compensation expenses in the first quarter of 2022.
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
During the three months ended September 30, 2022, selling, general and administrative expenses were $198.0 million representing a 16.8% increase as compared to $169.5 million in the corresponding period of 2021. The increase in selling, general and administrative expenses was driven by a $13.3 million increase in personnel-related costs including stock-based compensation expense largely driven by the 20.6% growth in the average number of non-production professionals during the three months ended September 30, 2022 compared to the same period in 2021. Additionally, we incurred $4.4 million of expenses associated with our geographic repositioning of our workforce, $0.7 million of charges related to employee separation costs in Russia, and $1.6 million of expenses associated with our humanitarian efforts in Ukraine during the third quarter of 2022. Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 1.0% to 16.1% for the three months ended September 30, 2022 as compared to the same period from the prior year, primarily driven by reduced facility-related expenses and lower stock-based compensation expenses as a percentage of revenues.
During the nine months ended September 30, 2022, selling, general and administrative expenses were $667.8 million representing an increase of 45.9% as compared to $457.8 million reported in the corresponding period of 2021. The increase in selling, general and administrative expenses was primarily driven by an $98.7 million increase in personnel-related costs other than stock-based compensation expense, which decreased $6.6 million during the nine months ended September 30, 2022 as compared to the same period in the prior year. Additionally, the nine months ended September 30, 2022 were impacted by $37.5 million of expenses associated with our geographic repositioning of our workforce, $13.2 million of expenses associated with our humanitarian efforts in Ukraine, $16.9 million of charges related to employee separation costs in Russia, $19.6 million of impairment charges related to our long-lived assets in Russia and $5.7 million of bad debt expense attributable to customers located in Russia. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 1.3% to 18.6% for the nine months ended September 30, 2022 as compared to the same period from the prior year primarily driven by impairment charges related to our long-lived assets in Russia, higher bad debt expenses attributable to customers located in Russia, employee separation costs in Russia, increased costs associated with geographic repositioning of our workforce as well as our humanitarian efforts in Ukraine, partially offset by reduced facilities-related expenses.

Depreciation and Amortization Expense
During the three and nine months ended September 30, 2022, depreciation and amortization expense was $21.9 million and $69.1 million, respectively, as compared to $21.5 million and $59.8 million, respectively, in the corresponding periods last year. The increase in depreciation and amortization expense is primarily the result of increased investment in computer equipment used by our employees and amortization of acquired finite-lived intangible assets. Expressed as a percentage of revenues, depreciation and amortization expense decreased to 1.8% and 1.9% during the three and nine months ended September 30, 2022, respectively, as compared to 2.2% in both corresponding periods of 2021.
Interest and Other Income/(Loss), Net
Interest and other income/(loss), net includes interest earned on cash and cash equivalents, short-term investments and employee loans, gains and losses from certain financial instruments, interest expense related to our borrowings, government grant income, and changes in the fair value of contingent consideration. Interest and other income/(loss), net increased from a $5.3 million loss and a $2.6 million gain during the three and nine months ended September 30, 2021, respectively, to gains of $4.2 million and $5.6 million during the three and nine months ended September 30, 2022, respectively. The increase in Interest and other income/(loss), net during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was largely driven by a $4.6 million decrease in loss due to the change in fair value of contingent consideration, an increase in interest income from our cash and cash equivalents and short-term investments, and an increase in government grant income. The increase in Interest and other income/(loss), net during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was largely driven by an increase in government grant income and an increase in interest income from our cash and cash equivalents and short-term investments, partially offset by a $7.2 million increase in loss due to the change in fair value of contingent consideration and a $1.3 million charge related to the impairment of a financial asset in Ukraine recorded during the nine months ended September, 30 2022.
Foreign Exchange Gain/(Loss)
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Provision for Income Taxes
In determining the interim provision for income taxes, we historically have used an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which EPAM operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. During the first quarter of 2022, we recorded the interim tax provision using the discrete method rather than using an estimated annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. During the second and third quarters of 2022, the Company used an estimated annual effective tax rate. The change did not have a material impact on the condensed consolidated interim financial statements. In subsequent quarters, the Company expects to continue to utilize the annual effective tax rate method.
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

Our effective tax rate was 18.4% and 13.6% for the three and nine months ended September 30, 2022, respectively, and 14.6% and 9.1% for the three and nine months ended September 30, 2021, respectively. The increase in the effective tax rate in the three and nine months ended September 30, 2022, as compared to the corresponding periods in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income in the current periods as well as the recognition of certain tax credits in the corresponding prior periods, partially offset by the impact of the Company’s election in the current periods to disregard certain foreign subsidiaries of the Company as separate entities for U.S. tax purposes. Our provision for income taxes was impacted by excess tax benefits recorded upon vesting or exercise of stock-based awards of $10.9 million and $31.4 million during the three and nine months ended September 30, 2022, respectively, and $10.4 million and $52.8 million during the three and nine months ended September 30, 2021, respectively.

Results by Business Segment
Our operations consist of three reportable segments: North America, Europe, and Russia. The segments represent components of EPAM for which separate financial information is available and used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), to determine how to allocate resources and evaluate performance. Our CODM makes business decisions based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, certain taxes included in operating expenses, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate stock-based compensation, amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, acquisition-related costs and certain other one-time charges and benefits. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations.
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
On March 4, 2022, the Company announced that it will discontinue its services to customers located in Russia and is committed to providing transition support for customers in this market. On April 7, 2022, the Company announced that it would begin the process of a phased exit of its operations in Russia and on September 7, 2022, the Company executed an agreement to sell substantially all of its remaining operations in Russia to a third party. The timing of completing the sale is subject to completion of customary closing conditions, including regulatory approval in Russia.
Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Segment revenues:
North America	$748,383	$593,862	$2,159,751	$1,600,737
Europe	470,009	350,080	1,373,923	938,733
Russia	8,528	44,597	59,721	111,210
Total segment revenues	$1,226,920	$988,539	$3,593,395	$2,650,680
Segment operating profit/(loss):
North America	$175,845	$122,232	$429,999	$327,595
Europe	64,813	60,952	156,920	162,477
Russia	1,507	10,541	(16,315)	17,549
Total segment operating profit	$242,165	$193,725	$570,604	$507,621

North America Segment
During the three months ended September 30, 2022, revenues for the North America segment increased $154.5 million, or 26.0%, compared to the same period last year and segment operating profit increased $53.6 million, or 43.9%, compared to the same period last year. During the three months ended September 30, 2022, revenues from our North America segment were 61.0% of total segment revenues, an increase from 60.1% reported in the corresponding period of 2021. The North America segment’s operating profit margin increased to 23.5% during the third quarter of 2022 from 20.6% in the third quarter of 2021. Segment operating profit was positively impacted by a decrease in variable compensation expense as a percentage of segment revenues and the appreciation of the U.S. dollar, partially offset by lower utilization during the third quarter of 2022 compared to the third quarter of 2021.
During the nine months ended September 30, 2022, revenues for the North America segment increased $559.0 million, or 34.9%, compared to the same period last year and segment operating profit increased $102.4 million, or 31.3%, compared to the same period last year. During the nine months ended September 30, 2022 and 2021, revenues from our North America segment were 60.1% and 60.4% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin decreased to 19.9% during the nine months ended September 30, 2022 as compared to 20.5% in the corresponding period of 2021. Segment operating profit was negatively impacted by increased personnel-related costs in part attributable to supplementing delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work, lower utilization during the first nine months of 2022 compared to the same period of 2021, and lower profit margins from acquisitions completed in the last twelve months, partially offset by a decrease in variable compensation expense as a percentage of segment revenues.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$170,818	$146,532	$24,286	16.6%	$488,134	$406,756	$81,378	20.0%
Travel & Consumer	131,181	98,494	32,687	33.2%	384,360	252,998	131,362	51.9%
Financial Services	134,673	100,631	34,042	33.8%	381,887	253,713	128,174	50.5%
Business Information & Media	121,703	100,536	21,167	21.1%	346,675	280,120	66,555	23.8%
Life Sciences & Healthcare	116,878	85,534	31,344	36.6%	344,148	241,835	102,313	42.3%
Emerging Verticals	73,130	62,135	10,995	17.7%	214,547	165,315	49,232	29.8%
Revenues	$748,383	$593,862	$154,521	26.0%	$2,159,751	$1,600,737	$559,014	34.9%
During the three and nine months ended September 30, 2022 compared to the same periods in the prior year, revenues from each vertical, except Software & Hi-Tech in the North America segment grew in excess of 20%. However, Software & Hi-Tech remained the largest industry vertical in the North America segment, which was a result of the continued focus on engaging with our technology customers. Travel and Consumer grew 33.2% and 51.9% during the three and nine months ended September 30, 2022, respectively, primarily due to growth from retail customers. Financial Services grew 33.8% and 50.5% during the three and nine months ended September 30, 2022, respectively, largely due to growth in a group of wealth management customers and growth from insurance customers added in the last 12 month. Business Information & Media grew 21.1% and 23.8% during the three and nine months ended September 30, 2022, respectively, primarily due to growth from existing customers in our top 20 customers. Life Sciences & Healthcare grew 36.6% and 42.3% during the three and nine months ended September 30, 2022, respectively, primarily due to growth from customers added in the last 24 months.

Europe Segment
During the three months ended September 30, 2022, Europe’s segment revenues were $470.0 million, representing an increase of $119.9 million, or 34.3%, from the same period last year. Acquisitions completed in the last twelve months contributed $40.5 million to revenues during the three months ended September 30, 2022. Revenues were negatively impacted by changes in foreign currency exchange rates during the third quarter of 2022. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2021, we would have reported revenue growth of 49.3%. Europe’s segment revenues accounted for 38.3% and 35.4% of total segment revenues during the three months ended September 30, 2022 and 2021, respectively. During the third quarter of 2022, the segment’s operating profit increased 6.3% to $64.8 million compared to the third quarter of 2021. Expressed as a percentage of revenues, Europe’s segment operating profit decreased to 13.8% compared to 17.4% in the same period of the prior year. Segment operating profit as a percentage of revenues was negatively impacted by changes in foreign currency exchanges rates and lower utilization, partially offset by a decrease in variable compensation expense as a percentage of segment revenues during the third quarter of 2022 compared to the third quarter of 2021.
During the nine months ended September 30, 2022, revenues for the Europe segment increased $435.2 million, or 46.4%, compared to the same period last year and segment operating profit decreased $5.6 million, or 3.4%, compared to the same period last year. During the nine months ended September 30, 2022 and 2021, revenues from our Europe segment were 38.2% and 35.4% of total segment revenues, respectively. Acquisitions completed in the last twelve months contributed $149.7 million to revenues during the nine months ended September 30, 2022. As a percentage of Europe segment revenues, the Europe segment’s operating profit decreased to 11.4% during the nine months ended September 30, 2022 from 17.3% in the corresponding period of 2021. During the first nine months of 2022, segment operating profit was negatively impacted by changes in foreign currency exchanges rates, increased personnel-related costs partially attributable to supplementing delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work, lower utilization during the first nine months of 2022 compared to the first nine months of 2021, and lower profit margins from acquisitions completed in the last twelve months, partially offset by a decrease in variable compensation expense as a percentage of segment revenues during the first nine months of 2022 compared to the first nine months of 2021.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Travel & Consumer	$147,271	$91,197	$56,074	61.5%	$424,140	$235,552	$188,588	80.1%
Financial Services	115,372	98,711	16,661	16.9%	345,468	262,716	82,752	31.5%
Business Information & Media	87,028	71,953	15,075	21.0%	253,610	197,142	56,468	28.6%
Software & Hi-Tech	34,513	27,103	7,410	27.3%	100,814	72,010	28,804	40.0%
Life Sciences & Healthcare	12,569	10,374	2,195	21.2%	37,378	36,505	873	2.4%
Emerging Verticals	73,256	50,742	22,514	44.4%	212,513	134,808	77,705	57.6%
Revenues	$470,009	$350,080	$119,929	34.3%	$1,373,923	$938,733	$435,190	46.4%
Revenues in Travel & Consumer grew 61.5% and 80.1% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021 primarily due to increased demand from customers in the retail and distribution industries and revenues from acquisitions completed during the last twelve months which contributed $25.1 million and $81.0 million to revenue growth during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, revenues in Financial Services experienced 16.9% and 31.5% growth, respectively, primarily driven by increased revenues from commercial and investment banking customers and revenues from recent acquisitions which contributed $2.7 million and $17.4 million to revenue growth during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, the increase in revenues in Business Information & Media was largely attributable to the expansion of services provided to one of our top 5 customers. For the three and nine months ended September 30, 2022, the increase in revenues in the Software & Hi-Tech vertical was attributable to the expansion of services provided to one of our top 20 customers as well as growth in customers outside of our top 100 customers. Revenues in Emerging Verticals experienced higher growth primarily attributable to growth in existing customers in the energy, telecommunications and automotive industries, a new customer that we added in 2022 as well as revenues from acquisitions completed during the last twelve months which contributed $7.4 million and $28.2 million to revenue growth during the three and nine months ended September 30, 2022, respectively.

Russia Segment
During the three months ended September 30, 2022, revenues from our Russia segment accounted for 0.7% of total segment revenues and decreased $36.1 million, or 80.9%, as compared to the corresponding period in the prior year. The decrease in revenues was primarily attributable to decreased operations in Russia as we proceed with the phased exit from Russia while discontinuing services to customers there. During the three months ended September 30, 2022, operating profit from the Russia segment was $1.5 million, representing a decrease of $9.0 million, as compared to a $10.5 million operating profit in the corresponding period last year largely driven by reduced revenues attributable to the discontinuance of services to customers in Russia.
During the nine months ended September 30, 2022, revenues from our Russia segment decreased $51.5 million, or 46.3%, as compared to the corresponding period of 2021 and accounted for 1.7% of total segment revenues. During the nine months ended September 30, 2022, operating loss from the Russia segment was $16.3 million, representing a decrease of $33.9 million, as compared to a $17.5 million operating profit in the corresponding period last year, largely driven by discontinuance of services to customers in Russia which led to reduced revenues, increased bad debt expense, and expenses incurred for services provided to customers for which revenue was not recognized as collectability was not considered probable after announcing the discontinuance of services to customers in Russia.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage	2022	2021	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$4,741	$31,542	$(26,801)	(85.0)%	$38,477	$77,251	$(38,774)	(50.2)%
Travel & Consumer	1,950	7,875	(5,925)	(75.2)%	13,539	19,572	(6,033)	(30.8)%
Software & Hi-Tech	59	662	(603)	(91.1)%	1,248	1,757	(509)	(29.0)%
Business Information & Media	167	500	(333)	(66.6)%	786	1,323	(537)	(40.6)%
Life Sciences & Healthcare	228	155	73	47.1%	444	534	(90)	(16.9)%
Emerging Verticals	1,383	3,863	(2,480)	(64.2)%	5,227	10,773	(5,546)	(51.5)%
Revenues	$8,528	$44,597	$(36,069)	(80.9)%	$59,721	$111,210	$(51,489)	(46.3)%
Revenues in the Russia segment are generally subject to fluctuations and are impacted by the timing of revenue recognition associated with the execution of contracts and the fluctuations in the foreign currency exchange rate of the Russian ruble to the U.S. dollar. On March 4, 2022, EPAM announced that it will discontinue services to customers located in Russia and will provide transition support for the customers in this market. On April 7, 2022, the Company announced that it would begin the process of a phased exit of its operations in Russia and on September 7, 2022, the Company executed an agreement to sell substantially all of its remaining operations in Russia to a third party. The timing and completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian government. As a result of these announcements, the revenues from this segment are expected to dissipate in the future. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia and exit our operations in Russia.

Effects of Inflation
Economies in many countries where we operate have periodically experienced high rates of inflation. Periods of higher inflation may affect various economic sectors in those countries and increase our cost of doing business there. We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to track the impact of inflation, particularly on wages, while attempting to minimize its effects through pricing and cost management strategies. A higher than normal rate of inflation in the future could adversely affect our operations and financial condition.

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations and investments to support the growth of our business. As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $1.488 billion, short-term investments totaling $60.2 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$278,035	$287,713
Net cash used in investing activities	(151,788)	(158,492)
Net cash used in financing activities	(10,066)	(14,498)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(75,876)	(12,691)
Net increase in cash, cash equivalents and restricted cash	40,305	102,032
Cash, cash equivalents and restricted cash, beginning of period	1,449,347	1,323,533
Cash, cash equivalents and restricted cash, end of period	$1,489,652	$1,425,565
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2022 was $278.0 million, a decrease of $9.7 million compared to $287.7 million provided by operating activities in the corresponding period of 2021. This decrease was largely driven by a higher level of variable compensation payments made in the first nine months of 2022 based on 2021 performance, and cash outflows related to EPAM’s humanitarian support efforts in Ukraine and geographic repositioning.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was $151.8 million compared to $158.5 million used in investing activities during the same period in 2021. During the first nine months of 2022, the cash used in investing activities was primarily attributable to $60.1 million used for capital expenditures and an investment of $60.0 million in time deposits compared to cash used for capital expenditures of $54.9 million offset by the maturity of $60.0 million of time deposits during the comparable period in 2021. During the first nine months of 2022, the cash used for the acquisitions of businesses, net of cash acquired was $10.5 million compared to $161.0 million used in the first nine months of 2021.
Financing Activities
Net cash used in financing activities was $10.1 million in the first nine months of 2022 compared to $14.5 million net cash used in financing activities in the same period of 2021. During the first nine months of 2022, we received cash from the exercises of stock options issued under our long-term incentive plans and proceeds from the first purchase of shares under our ESPP of $31.4 million, compared to $20.2 million received from the exercises of stock options in the corresponding period of 2021. These cash inflows were offset by cash used for the payments of withholding taxes related to net share settlements of restricted stock units of $22.1 million in the first nine months of 2022, compared to $34.1 million paid in the corresponding period of 2021. Additionally, the first nine months of 2022 included repayments of debt of $11.5 million.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our Annual Report on Form 10-K for the year ended December 31, 2021 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Those future events and trends may relate to, among other things, developments relating to the invasion of Ukraine and escalation of the war in the surrounding region, political and civil unrest or military action in the geographies where we conduct business and operate, developments relating to the on-going COVID-19 pandemic, and the effect that they may have on our revenues, operations, access to capital, profitability and customer demand. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made based on information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual Report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this quarterly report, our Annual Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

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
We have cash in several countries, including Belarus, Ukraine and Russia, which could be impacted by the invasion of Ukraine and where the banking sector remains subject to periodic instability, banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of September 30, 2022, we had $63.8 million of cash and cash equivalents in banks in Ukraine, $45.4 million of cash and cash equivalents in banks in Belarus, and $33.1 million of cash and cash equivalents in banks in Russia. Cash in these countries is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of our deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at September 30, 2022. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations. Reflecting the deterioration of credit-worthiness of its customers in Russia after Russia’s invasion of Ukraine, the Company evaluated its trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded net bad debt expense of $5.7 million during the nine months ended September 30, 2022, which is included in Selling, general and administrative expenses. The Company is actively monitoring its trade receivables from its customers in Russia for any further deterioration of creditworthiness.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs, Canadian dollars and Russian rubles. Other than U.S. dollars, we incur expenditures principally in euros, Polish zlotys, British pounds, Indian rupees, Hungarian forints, Russian rubles, Swiss francs, Chinese yuan renminbi, Mexican pesos and Colombian pesos. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations.
During the three months ended September 30, 2022, approximately 32.4% of consolidated revenues and 51.0% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.

In the normal course of business, EPAM uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. We have a hedging program whereby we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Russian ruble, Polish zloty, Hungarian forint and Indian rupee transactions. As of September 30, 2022, all of EPAM’s foreign exchange forward contracts, except the Russian ruble foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
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
During the three months ended September 30, 2022, foreign exchange gain was $6.7 million compared to a loss of $3.4 million reported in the corresponding period last year. The improvement was largely driven by the impact of fluctuations in foreign currencies on the Company’s assets and liabilities denominated in foreign currencies. During the nine months ended September 30, 2022, foreign exchange loss was $102.0 million compared to a loss of $5.8 million in the corresponding period last year. Foreign exchange loss was primarily driven by the impact of appreciation of the Russian ruble on the Company’s intercompany payables denominated in Russian rubles and U.S. dollar denominated assets held by our subsidiaries in Russia, and losses from our foreign exchange forward contracts associated with the Russian ruble during the first quarter of 2022.
Management supplements results reported in accordance with United States generally accepted accounting principles, referred to as GAAP, with non-GAAP financial measures. Management believes these measures help illustrate underlying trends in our business and uses the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating its performance. When important to management’s analysis, operating results are compared on the basis of “constant currency,” which is a non-GAAP financial measure. This measure excludes the effect of foreign currency exchange rate fluctuations by translating the current period revenues and expenses into U.S. dollars at the weighted average exchange rates of the prior period of comparison.
During the third quarter of 2022, we reported revenue growth of 24.1% compared to the third quarter of 2021. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2021, we would have reported revenue growth of 29.8%. Our revenues were negatively impacted mainly by the depreciation of the euro and British pound relative to the U.S. dollar. During the third quarter of 2022, we reported an increase in income from operations of 25.0% compared to the third quarter of 2021. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2021, we would have reported an increase in income from operations of 21.4%. Income from operations was positively impacted largely by the depreciation of the Polish zloty, the Hungarian forint and Colombian peso, partially offset by the depreciation of the euro and British pound relative to the U.S. dollar during the third quarter of 2022 compared to the same period in the prior year.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Economic, civil, military, energy supply and political uncertainty exists and may increase in many of the regions where we operate and derive our revenues. In particular, as of December 31, 2021, more than half of our global delivery, administrative and support personnel were located in Ukraine, Belarus and Russia, and all of these locations are involved in or affected by the military action in Ukraine. We also have significant operations in countries bordering Ukraine and in countries allied with Russia in the nearby emerging market economies of Eastern Europe and Central Asia, which currently are, and in the future may be, adversely impacted by regional instability.
On February 24, 2022, Russian military forces attacked Ukraine, and sustained conflict and disruption in the region has occurred and is likely to continue to occur. In addition to a significant number of personnel and operations in Ukraine, we also own an office building and lease office space in a number of cities in Ukraine, all or some of which may be damaged or destroyed as a result of the attack against Ukraine. Any escalation of the conflict that includes Belarus or its military could jeopardize our personnel, facilities, and operations in Belarus. The impact to Ukraine, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, the annexed portions of Ukraine, and Belarus, and each country’s potential response to such sanctions, tensions, and military actions has and could continue to have a material adverse effect on our operations. In order to protect against potential cyberattacks or other information security threats, some of our customers have implemented steps to block internet communications with Russia, Ukraine, and Belarus, which has had a material adverse effect on our ability to deliver our services from those locations. Our customers have and may continue to seek altered terms, conditions, and delivery locations for the performance of services, delay planned work or seek services from alternate providers, or suspend, terminate, fail to renew, or reduce existing contracts or services, all of which could have a material adverse effect on our financial condition. The material adverse effects from the conflict, enhanced sanctions activity, and counter-sanctions may continue to disrupt our delivery of services, has caused us to shift portions of our work occurring in the region to other countries, and may continue to restrict our ability to engage in certain projects or with certain customers in the region. We discontinued services to certain customers located in Russia and we hope to complete the sale of substantially all of our holdings in Russia as soon as feasible, subject to customary closing conditions including regulatory approval, the completion of which is not assured. We could incur additional significant charges in the future related to the exit of our operations in Russia. We expect to continue operating in Belarus. A significant number of our employees in Russia and Belarus have relocated, and we expect more employees may relocate to delivery locations outside their countries in the future.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 23, 2022, in connection with the Company’s acquisition of all of the outstanding equity of S4N Holding, Inc. (“S4N”), a Panamanian corporation reported as one of the Other 2021 Acquisitions (see Note 3 “Acquisitions”), the Company issued 6,443 shares of common stock to the S4N sellers under the terms of the purchase agreement and following achievement of certain performance metrics set forth under the purchase agreement. All of the shares of common stock issued in connection with this issuance are restricted securities (as defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”)). No underwriter was involved in this issuance and no underwriting commissions were paid. The transaction was exempt from the registration requirements of Section 4(a)(2) of the Securities Act, since the transaction did not involve any public offering.
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

Date: November 4, 2022

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)