Form 10-Q
period 2023-03-31
EPAM Systems, Inc.
filed 2023-05-05
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 28, 2023
Common Stock, par value $0.001 per share	57,905,539 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,749,422	$1,681,344
Trade receivables and contract assets, net of allowance of $14,184 and $15,310, respectively	934,236	932,626
Short-term investments	60,373	60,336
Prepaid and other current assets	86,758	85,319
Total current assets	2,830,789	2,759,625
Property and equipment, net	267,067	273,348
Operating lease right-of-use assets, net	146,815	148,780
Intangible assets, net	73,113	77,652
Goodwill	533,730	529,072
Deferred tax assets	167,654	172,797
Other noncurrent assets	52,177	47,877
Total assets	$4,071,345	$4,009,151

Liabilities
Current liabilities
Accounts payable	$28,857	$30,852
Accrued compensation and benefits expenses	444,728	475,871
Accrued expenses and other current liabilities	130,902	154,339
Income taxes payable, current	37,439	46,069
Operating lease liabilities, current	40,932	40,352
Total current liabilities	682,858	747,483
Long-term debt	28,253	27,693
Operating lease liabilities, noncurrent	117,913	122,317
Other noncurrent liabilities	111,879	108,648
Total liabilities	940,903	1,006,141
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 57,862 and 57,668 shares issued, 57,848 and 57,655 shares outstanding at March 31, 2023 and December 31, 2022, respectively	58	58
Additional paid-in capital	864,254	847,965
Retained earnings	2,342,730	2,248,948
Treasury stock	(118)	(118)
Accumulated other comprehensive loss	(77,960)	(95,321)
Total EPAM Systems Inc. stockholders’ equity	3,128,964	3,001,532
Noncontrolling interest in consolidated subsidiaries	1,478	1,478
Total equity	3,130,442	3,003,010
Total liabilities and stockholders’ equity	$4,071,345	$4,009,151
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$1,210,941	$1,171,614
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	855,901	780,836
Selling, general and administrative expenses	211,887	237,277
Depreciation and amortization expense	22,782	24,259
Income from operations	120,371	129,242
Interest and other income/(loss), net	11,521	(165)
Foreign exchange loss	(4,608)	(22,785)
Income before provision for income taxes	127,284	106,292
Provision for income taxes	24,992	16,573
Net income	$102,292	$89,719

Net income per share:
Basic	$1.77	$1.58
Diluted	$1.73	$1.52
Shares used in calculation of net income per share:
Basic	57,702	56,915
Diluted	59,298	58,941

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$102,292	$89,719
Other comprehensive income/(loss):
Change in foreign currency translation adjustments, net of tax	13,227	(30,552)
Change in unrealized gain/(loss) on hedging instruments, net of tax	4,134	(1,391)
Other comprehensive income/(loss)	17,361	(31,943)
Comprehensive income	$119,653	$57,776

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2023	57,655	$58	$847,965	$2,248,948	14	$(118)	$(95,321)	$1,478	$3,003,010
Restricted stock units vested	224	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(72)	—	(20,501)	—	—	—	—	—	(20,501)
Stock-based compensation expense	—	—	34,265	—	—	—	—	—	34,265
Exercise of stock options	71	—	2,525	—	—	—	—	—	2,525
Repurchase of common stock	(30)	—	—	(8,510)	—	—	—	—	(8,510)
Other comprehensive income	—	—	—	—	—	—	17,361	—	17,361
Net income	—	—	—	102,292	—	—	—	—	102,292
Balance, March 31, 2023	57,848	$58	$864,254	$2,342,730	14	$(118)	$(77,960)	$1,478	$3,130,442

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2022	56,849	$57	$711,912	$1,829,532	20	$(177)	$(54,207)	$8,720	$2,495,837
Restricted stock units vested	193	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(67)	—	(18,376)	—	—	—	—	—	(18,376)
Stock-based compensation expense	—	—	22,702	—	—	—	—	—	22,702
Exercise of stock options	158	—	2,884	—	—	—	—	—	2,884
Other comprehensive loss	—	—	—	—	—	—	(31,943)	—	(31,943)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(7,067)	(7,067)
Net income	—	—	—	89,719	—	—	—	—	89,719
Balance, March 31, 2022	57,133	$57	$719,122	$1,919,251	20	$(177)	$(86,150)	$1,653	$2,553,756

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$102,292	$89,719
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization expense	22,782	24,259
Operating lease right-of-use assets amortization expense	10,043	14,787
Bad debt expense	182	8,675
Deferred taxes	823	(10,830)
Stock-based compensation expense	38,579	7,112
Unrealized (gain)/loss on derivative	(7,904)	41,369
Impairment charges	88	20,401
Other	(3,268)	3,361
Changes in assets and liabilities:
Trade receivables and contract assets	(3,573)	(144,783)
Prepaid and other assets	(105)	(9,515)
Accounts payable	1,494	(4,633)
Accrued expenses and other liabilities	(58,463)	(74,929)
Operating lease liabilities	(10,672)	(14,171)
Income taxes payable	(4,964)	(2,670)
Net cash provided by/(used in) operating activities	87,334	(51,848)
Cash flows from investing activities:
Purchases of property and equipment	(7,913)	(23,274)
Acquisition of business, net of cash acquired (Note 3)	—	(8,207)
Purchases of non-marketable securities	(1,906)	—
Other investing activities, net	(7,898)	(3,082)
Net cash used in investing activities	(17,717)	(34,563)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	2,488	3,395
Payments of withholding taxes related to net share settlements of restricted stock units	(3,153)	(3,876)
Proceeds from debt	172	1,931
Repayment of debt	(1,411)	(6,836)
Repurchase of common stock	(8,510)	—
Payment of contingent consideration for previously acquired business	(4,678)	(207)
Purchase of noncontrolling interest	—	(2,146)
Other financing activities, net	(226)	(1,865)
Net cash used in financing activities	(15,318)	(9,604)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14,070	(45,407)
Net increase/(decrease) in cash, cash equivalents and restricted cash	68,369	(141,422)
Cash, cash equivalents and restricted cash, beginning of period	1,683,636	1,449,347
Cash, cash equivalents and restricted cash, end of period	$1,752,005	$1,307,925

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
Balance sheet classification
Cash and cash equivalents	$1,749,422	$1,681,344
Restricted cash in Prepaid and other current assets	406	430
Restricted cash in Other noncurrent assets	2,177	1,862
Total restricted cash	$2,583	$2,292
Total cash, cash equivalents and restricted cash	$1,752,005	$1,683,636

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine, Belarus and Russia, which have been impacted by the invasion of Ukraine (see Note 2 “Impact of the Invasion of Ukraine”) and where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of March 31, 2023, the Company had $68.3 million of cash and cash equivalents in banks in Ukraine, $34.0 million of cash and cash equivalents in banks in Belarus, and $27.1 million of cash and cash equivalents in banks in Russia. Cash in Ukraine and Belarus is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. Due to restrictions imposed by the Russian government, our ability to distribute excess funds from Russia to other countries is limited. On April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia, including cash and cash equivalents, to a third party. The timing and completion of a sale remains uncertain and any sale would be subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. Subsequent to March 31, 2023, the required approvals from the Russian government were received to proceed with the sale. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.

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
Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Swiss francs and Canadian dollars and incurs expenditures principally in euros, Polish zlotys, British pounds, Indian rupees, Swiss francs, Hungarian forints, Mexican pesos, Canadian dollars, Colombian pesos and Chinese yuan renminbi. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee and Hungarian forint transactions. See Note 6, “Derivative Financial Instruments” for further discussion regarding the Company’s termination of the hedging program for the Russian ruble.
Interest rate risk — The Company is exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from variable rates related to cash and cash equivalent deposits, short-term investments and the Company’s borrowings, mainly under the 2021 Credit Agreement, which is subject to a variety of rates depending on the type and timing of funds borrowed (See Note 8 “Debt”). The Company does not believe it is exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.
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
2.     IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. As of March 31, 2023, the Company had $69.3 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $51.5 million, laptops with a net book value of $10.5 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $5.6 million, and leasehold improvements located throughout Ukraine with a net book value of $1.7 million. Additionally, as of March 31, 2023, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $11.0 million. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's customers and employees and the work of EPAM volunteers on the ground. During the three months ended March 31, 2023 and 2022, the Company expensed $6.1 million and $25.7 million, respectively, related to this commitment, which included special cash payments to support impacted employees, financial and medical support for impacted families, travel, meals and lodging expenses, and donations to third-party humanitarian organizations. Of the expensed amount for the three months ended March 31, 2023, $2.5 million is classified in Cost of revenues (exclusive of depreciation and amortization) and $3.6 million is classified in Selling, general and administrative expense on the condensed consolidated financial statements. Of this expensed amount for the three months ended March 31, 2022, $19.2 million is classified in Cost of revenues (exclusive of depreciation and amortization) and $6.5 million is classified in Selling, general and administrative expense on the condensed consolidated financial statements. As of March 31, 2023, the Company has $49.1 million remaining to be expensed under this humanitarian commitment.

The Company executed its business continuity plans following the invasion to assist relocating employees residing in Ukraine and the surrounding region impacted by the war and geopolitical uncertainty to other countries and to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacities to ensure the continuity of delivery for its customers who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion and ongoing war. In addition to costs incurred as part of EPAM’s humanitarian commitment to Ukraine, during the three months ended March 31, 2023, the Company incurred expenses of $0.2 million related to its geographic repositioning efforts, classified as Selling, general and administrative expenses and $7.4 million related to these standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). During the three months ended March 31, 2022, the Company incurred expenses of $18.7 million related to its geographic repositioning efforts, classified as Selling, general and administrative expenses and $2.6 million related to these standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). During the three months ended March 31, 2022, the Company also recorded an impairment charge of $1.3 million, classified as Other income/(expense) related to a financial asset in Ukraine which the Company believed to be unrealizable due to the events in Ukraine.
In response to the attacks on Ukraine, EPAM announced on March 4, 2022, it would discontinue services to customers located in Russia. Based on this change in facts and circumstances, the long-term cash flow forecast for the Company’s operations in Russia and its Russia reporting unit were significantly reduced. The reduction in the long-term cash flow forecasts indicated that the carrying amounts of goodwill and long-lived assets associated with the Company’s Russia reporting unit and operations in Russia may not be recoverable, and the carrying value of these assets was tested for impairment. The Company relied on the income approach to estimate the fair values of the Russia reporting unit and long-lived assets and considered multiple scenarios including the continuing operation and exit of operations in Russia. Reflecting the negative long-term cash flow forecasts that each of these scenarios produced for these assets, during the three months ended March 31, 2022, the Company recorded impairments of Property and equipment, net of $15.1 million, Operating lease right-of-use assets, net of $3.8 million, and Goodwill of $0.7 million. These asset impairment charges are included in Selling, general and administrative expenses in the interim condensed consolidated financial statements for the three months ended March 31, 2022.
Additionally, the Company evaluated trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded a bad debt expense of $8.4 million, reflecting the deterioration of creditworthiness of its customers in Russia during the three months ended March 31, 2022. The Company recorded a benefit to bad debt expense of $0.4 million during the three months ended March 31, 2023, reflecting better than previously expected credit collections from customers located in Russia. Bad debt expense is included in Selling, general and administrative expenses in the condensed consolidated statements of income.
On April 7, 2023, the Company amended and restated the agreement to sell substantially all of its remaining holdings in Russia to a third party. The timing and completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. Subsequent to March 31, 2023 and prior to the issuance of these interim financial statements, the required approvals from the Russian government were received to proceed with the sale. Due to the significant uncertainty of obtaining the necessary regulatory approvals as of March 31, 2023, the Company does not believe a sale was probable to be completed as of March 31, 2023 and has not reported the assets and liabilities to be sold as held for sale in its condensed consolidated balance sheet.
As of March 31, 2023, the Company had the following assets and liabilities in Russia:

Cash and cash equivalents	$26,696
Trade receivables and contract assets, net of allowance of $4,724	4,329
Prepaid and other current assets	242
Total assets in Russia	$31,267
Accounts payable	$65
Accrued compensation and benefits expenses	5,508
Accrued expenses and other current liabilities	1,127
Operating lease liabilities	122
Other noncurrent liabilities	71
Total liabilities in Russia	$6,893

As of March 31, 2023, based on the Company’s expected net proceeds from sale and recognition of the accumulated currency translation loss currently included in Accumulated other comprehensive loss, the Company expects to record a loss upon the earlier of classification of the assets and liabilities to be sold as held for sale or closing of a sale. Such loss is not expected to be material based on the information available through the date of issuance of these financial statements.
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

4.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2023	$216,960	$312,112	$529,072
2022 Acquisitions purchase accounting adjustments	—	87	87
Effect of net foreign currency exchange rate changes	128	4,443	4,571
Balance as of March 31, 2023	$217,088	$316,642	$533,730
The Russia segment had accumulated goodwill impairment losses of $2.9 million as of March 31, 2023 and December 31, 2022. There were no accumulated impairment losses in the North America or Europe reportable segments as of March 31, 2023 or December 31, 2022.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$16,224	$—	$16,224	$—
Rights to acquire noncontrolling interest in consolidated subsidiaries	$322	$—	$—	$322
Total assets measured at fair value on a recurring basis	$16,546	$—	$16,224	$322

Foreign exchange derivative liabilities	$131	$—	$131	$—
Contingent consideration	19,214	—	—	19,214
Total liabilities measured at fair value on a recurring basis	$19,345	$—	$131	$19,214

	As of December 31, 2022
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$12,191	$—	$12,191	$—
Rights to acquire noncontrolling interest in consolidated subsidiaries	334	—	—	334
Total assets measured at fair value on a recurring basis	$12,525	$—	$12,191	$334

Foreign exchange derivative liabilities	$9,350	$—	$9,350	$—
Contingent consideration	24,308	—	—	24,308
Total liabilities measured at fair value on a recurring basis	$33,658	$—	$9,350	$24,308
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 6 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.
The fair value of the contingent consideration was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rates used to determine the fair value of contingent consideration both as of March 31, 2023 and December 31, 2022, were at a maximum of 20.0%, if a rate was applied. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income/(loss), net in the Company’s condensed consolidated statement of income.
A reconciliation of the beginning and ending balances of Level 3 contingent consideration using significant unobservable inputs for the three months ended March 31, 2023 is as follows:

Amount
Contingent consideration as of January 1, 2023	$24,308
Changes in fair value of contingent consideration included in Interest and other income/(loss), net	297
Payment of contingent consideration for previously acquired businesses	(5,520)
Effect of foreign currency exchange rate changes, net	129
Contingent consideration as of March 31, 2023	$19,214
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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$143,684	$143,684	$143,684	$—	$—
Time deposits	$80,157	$80,157	$80,157	$—	$—
Total cash equivalents	$223,841	$223,841	$223,841	$—	$—
Restricted cash	$2,583	$2,583	$2,583	$—	$—
Time deposits included in Short-term investments	$60,373	$60,373	$—	$60,373	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$54,115	$54,115	$—	$54,115	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$312,321	$312,321	$312,321	$—	$—
Total cash equivalents	$312,321	$312,321	$312,321	$—	$—
Restricted cash	$2,292	$2,292	$2,292	$—	$—
Time deposits included in Short-term investments	$60,336	$60,336	$—	$60,336	$—
Financial Liabilities:
Short-term debt	$2,861	$2,861	$—	$2,861	$—
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Other long-term debt	$2,693	$2,693	$—	$2,693	$—
Deferred consideration for asset acquisition	$53,636	$53,636	$—	$53,636	$—
During the year ended December 31, 2022, the Company completed an asset acquisition of software licenses for use in the regular course of business for a purchase price of $66.1 million, which included an upfront payment of $13.3 million and fixed deferred consideration, payable in annual installments, with an acquisition-date fair value of $52.8 million. To estimate fair value, the future payments were discounted to present value using a discount rate based on the estimated borrowing rate of the Company. The weighted average discount rate used to determine the acquisition-date fair value was 5.20%. See Note 13 “Commitments and Contingencies” for more information regarding the deferred consideration.
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $30.3 million and $28.4 million as of March 31, 2023 and December 31, 2022, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

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

During the three months ended March 31, 2022, in response to the invasion of Ukraine, the Company de-designated its Russian ruble foreign exchange forward contracts as hedges and entered into offsetting foreign exchange forward contracts with the same counterparty. The Company determined it was probable the underlying forecasted foreign currency transactions which were hedged would not occur and reclassified the accumulated loss of $43.9 million on the underlying hedges into income which is classified as foreign exchange loss in the condensed consolidated statement of income. As of March 31, 2023, all of the Company’s Russian ruble foreign exchange forwards contracts had settled.
As of March 31, 2023, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were as follows:

		As of March 31, 2023		As of December 31, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$16,224		$12,191
	Accrued expenses and other current liabilities		$131		$1,445
Foreign exchange forward contracts - Not designated as hedging instruments	Accrued expenses and other current liabilities		$—		$7,905

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 8.8 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three months ended March 31, 2023 and 2022. See Note 2 “Impact of the Invasion of Ukraine” for discussion of impairment of right-of-use assets in Russia.
During the three months ended March 31, 2023 and 2022, the components of lease expense were as follows:

		Three Months Ended March 31,
	Income Statement Classification	2023	2022
Operating lease cost	Selling, general and administrative expenses	$11,183	$15,884
Variable lease cost	Selling, general and administrative expenses	3,648	3,187
Short-term lease cost	Selling, general and administrative expenses	2,656	1,039
Total lease cost		$17,487	$20,110

Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$11,719	$14,803
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,349	$19,484
Non-cash net increase/(decrease) due to lease modifications:
Operating lease right-of-use assets	$1,383	$(7,428)
Operating lease liabilities	$1,114	$(7,434)
Weighted average remaining lease term and discount rate as of March 31, 2023 and 2022 were as follows:

	As of March 31, 2023	As of March 31, 2022
Weighted average remaining lease term, in years:
Operating leases	5.3	5.7
Weighted average discount rate:
Operating leases	3.3%	2.4%
As of March 31, 2023, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2023 (excluding three months ended March 31, 2023)	$34,923
2024	38,223
2025	30,128
2026	23,774
2027	14,968
Thereafter	29,400
Total lease payments	171,416
Less: imputed interest	(12,571)
Total	$158,845
The Company had committed to payments of $14.2 million related to operating lease agreements that had not yet commenced as of March 31, 2023. These operating leases will commence on various dates during 2023 with lease terms ranging from 0.2 to 7.3 years. The Company did not have any material finance lease agreements that had not yet commenced.

8.DEBT
Revolving Credit Facility — On October 21, 2021, the Company replaced its 2017 credit facility with a new unsecured credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Santander Bank, N.A.; and Raiffeisen Bank International AG (collectively the “Lenders”). The 2021 Credit Agreement provides for a revolving credit facility (the “2021 Revolving Facility”) with a borrowing capacity of $700.0 million, with the potential to increase the borrowing capacity up to $1.000 billion if certain conditions are met. The 2021 Credit Agreement matures on October 21, 2026.

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
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of March 31, 2023, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of March 31, 2023	As of December 31, 2022
Outstanding debt	$25,000	$25,000
Interest rate	5.6%	5.2%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

9.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$683,553	$25,954	$295	$709,802
EMEA	25,372	438,565	—	463,937
APAC	726	26,084	—	26,810
CEE	306	2,544	7,542	10,392
Revenues	$709,957	$493,147	$7,837	$1,210,941

	Three Months Ended March 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$659,776	$25,960	$1,057	$686,793
EMEA	25,098	396,753	99	421,950
APAC	783	28,799	—	29,582
CEE	2,054	458	30,777	33,289
Revenues	$687,711	$451,970	$31,933	$1,171,614

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$123,659	$153,055	$1,646	$278,360
Financial Services	143,850	123,608	3,207	270,665
Business Information & Media	116,158	86,108	114	202,380
Software & Hi-Tech	149,798	38,682	711	189,191
Life Sciences & Healthcare	96,597	14,526	135	111,258
Emerging Verticals	79,895	77,168	2,024	159,087
Revenues	$709,957	$493,147	$7,837	$1,210,941

	Three Months Ended March 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$122,247	$136,788	$6,284	$265,319
Financial Services	120,335	117,330	22,398	260,063
Business Information & Media	110,946	82,901	456	194,303
Software & Hi-Tech	156,282	32,454	747	189,483
Life Sciences & Healthcare	111,371	12,282	150	123,803
Emerging Verticals	66,530	70,215	1,898	138,643
Revenues	$687,711	$451,970	$31,933	$1,171,614
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$644,628	$425,598	$4,753	$1,074,979
Fixed-price	61,231	66,203	3,071	130,505
Licensing and other revenues	4,098	1,346	13	5,457
Revenues	$709,957	$493,147	$7,837	$1,210,941

	Three Months Ended March 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$626,807	$377,655	$18,691	$1,023,153
Fixed-price	56,765	73,608	13,190	143,563
Licensing and other revenues	4,139	707	52	4,898
Revenues	$687,711	$451,970	$31,933	$1,171,614

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$707,034	$492,397	$7,824	$1,207,255
Transferred at a point of time	2,923	750	13	3,686
Revenues	$709,957	$493,147	$7,837	$1,210,941

	Three Months Ended March 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$685,109	$451,848	$31,891	$1,168,848
Transferred at a point of time	2,602	122	42	2,766
Revenues	$687,711	$451,970	$31,933	$1,171,614
During the three months ended March 31, 2023, the Company recognized $7.2 million of revenues from performance obligations satisfied in previous periods compared to $6.0 million during the three months ended March 31, 2022.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of March 31, 2023. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$12,353	$3,124	$2,564	$—	$18,041
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
Contract assets included in Trade receivables and contract assets, net	$22,524	$11,490
Contract liabilities included in Accrued expenses and other current liabilities	$35,598	$36,036
Contract liabilities included in Other noncurrent liabilities	$319	$42
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased since December 31, 2022 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.
During the three months ended March 31, 2023, the Company recognized $19.2 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2022. During the three months ended March 31, 2022, the Company recognized $26.3 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2021.

10.STOCKHOLDERS’ EQUITY

Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Cost of revenues (exclusive of depreciation and amortization)	$16,011	$(424)
Selling, general and administrative expenses	22,568	7,536
Total	$38,579	$7,112
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2023	1,923	$98.92
Options granted	108	$299.00
Options exercised	(72)	$35.54
Options outstanding at March 31, 2023	1,959	$112.21	$376,403	3.6

Options vested and exercisable as of March 31, 2023	1,665	$79.73	$369,504	2.7
Options expected to vest as of March 31, 2023	272	$295.97	$6,519	9.0
As of March 31, 2023, $33.8 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.6 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2023:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2023	916	$291.19	99	$257.74
Awards granted	458	$299.19	36	$299.00
Awards modified	(15)	$278.52	15	$305.59
Awards vested	(223)	$251.17	(42)	$235.38
Awards forfeited/cancelled	(18)	$289.75	(3)	$229.31
Unvested service-based awards outstanding at March 31, 2023	1,118	$302.65	105	$288.01
As of March 31, 2023, $271.0 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.1 years.
As of March 31, 2023, $26.8 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.
The liability associated with the service-based liability-classified RSUs as of March 31, 2023 and December 31, 2022, was $3.7 million and $10.2 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the three months ended March 31, 2023:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2023	9	$165.87	15	$412.60
Awards vested	—	—	(1)	$437.25
Awards forfeited/cancelled	—	—	(1)	$363.93
Unvested performance-based awards outstanding at March 31, 2023	9	$165.87	13	$414.75
As of March 31, 2023, $0.2 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified restricted stock is expected to be recognized over the weighted-average remaining requisite service period of 0.4 years.
As of March 31, 2023, $3.0 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.3 years.

2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months in April and November. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the three months ended March 31, 2023 and 2022, no purchases of common stock have been made under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three months ended March 31, 2023 and 2022, the Company recognized $3.2 million and $1.7 million, respectively, of stock-based compensation expense related to the ESPP. As of March 31, 2023, total unrecognized stock-based compensation cost related to the ESPP was $1.1 million, which is expected to be recognized over a period of 0.1 years.
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
As of March 31, 2023, the Company has commitments to grant up to $26.1 million of equity awards with the number of awards to be determined based on future stock prices. These awards contain performance criteria that will determine the number of future awards to be issued and there is a service-based vesting requirement after the grant date associated with these awards. As these awards are considered granted for accounting purposes, in determining the expense, the Company adjusts the expected settlement based on the probability of achievement of the performance criteria. Related to these awards, the amount of stock-based compensation expense recorded in the condensed consolidated statements of income for the three months ended March 31, 2023 was not material.
As of March 31, 2023, the Company has issued 2 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined.
Share Repurchases
On February 13, 2023, the Board of Directors authorized a share repurchase program for up to $500.0 million of the Company's outstanding common stock. EPAM may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.
During the three months ended March 31, 2023, the Company repurchased 30 thousand shares of its common stock at an average price of $283.69 for a total of $8.5 million in cash. All of the repurchased shares have been retired. As of March 31, 2023, a remaining balance of $491.5 million of the Company's common stock was available for purchase under share repurchase authorizations by its Board of Directors.

11.INCOME TAXES
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
During the first quarter of 2022, the Company recorded its interim tax provision using the discrete method rather than using an estimated annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. During the second, third and fourth quarters of 2022, the Company used an estimated annual effective tax rate. The change did not have a material impact on the condensed consolidated interim financial statements.

The Company’s worldwide effective tax rates for the three months ended March 31, 2023 and 2022 were 19.6% and 15.6%, respectively. The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $6.0 million and $13.1 million during the three months ended March 31, 2023 and 2022, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$102,292	$89,719
Numerator for basic and diluted earnings per share	$102,292	$89,719

Denominator:
Weighted average common shares for basic earnings per share	57,702	56,915
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	1,596	2,026
Weighted average common shares for diluted earnings per share	59,298	58,941

Net income per share:
Basic	$1.77	$1.58
Diluted	$1.73	$1.52
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 260 thousand and 137 thousand during the three months ended March 31, 2023 and 2022, respectively.

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
Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, future annual payments due over the next 4 years. As of March 31, 2023, the undiscounted deferred consideration amounts owed totaled approximately $60.0 million and are expected to be paid as follows: $14.2 million during the remainder of 2023, $14.0 million in 2024, $15.1 million in 2025, and $16.7 million in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75 million over the term of the agreement. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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

Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
Segment revenues:
North America	$709,957	$687,711
Europe	493,147	451,970
Russia	7,837	31,933
Total segment revenues	$1,210,941	$1,171,614
Segment operating profit/(loss):
North America	$122,831	$126,734
Europe	59,904	56,711
Russia	(3,005)	(19,484)
Total segment operating profit	$179,730	$163,961
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no customers that accounted for more than 10% of total segment revenues during the three months ended March 31, 2023 and 2022.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2023	2022
Total segment operating profit:	$179,730	$163,961
Unallocated amounts:
Stock-based compensation expense	(38,579)	(7,112)
Amortization of intangibles assets	(5,537)	(5,244)
Other acquisition-related expenses	(241)	(579)
Other unallocated expenses	(15,002)	(21,784)
Income from operations	120,371	129,242
Interest and other income/(loss), net	11,521	(165)
Foreign exchange loss	(4,608)	(22,785)
Income before provision for income taxes	$127,284	$106,292

Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of March 31, 2023	As of December 31, 2022
Ukraine	$69,290	$70,183
United States	65,165	68,804
Belarus	55,282	57,311
Poland	14,736	14,685
Hungary	8,483	8,552
India	7,895	8,506
Other	46,216	45,307
Total	$267,067	$273,348
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia, impairment of long-lived assets in Russia and the subsequent decision to exit its operations in Russia.
The table below presents information about the Company’s revenues by customer location for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
United States	$679,437	$657,027
United Kingdom	155,327	153,197
Switzerland	89,861	81,830
Netherlands	59,100	50,179
Germany	42,735	36,389
Canada	27,832	27,029
Russia	5,873	30,692
Other locations	150,776	135,271
Total	$1,210,941	$1,171,614

15.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2023	2022
Foreign currency translation
Beginning balance	$(101,780)	$(52,747)
Foreign currency translation	16,300	(36,115)
Income tax (expense)/ benefit	(3,073)	5,563
Foreign currency translation, net of tax	13,227	(30,552)
Ending balance	$(88,553)	$(83,299)
Cash flow hedging instruments
Beginning balance	$8,306	$(3,417)
Unrealized gain/ (loss) in fair value	7,895	(46,557)
Net (gain)/ loss reclassified into Cost of revenues (exclusive of depreciation and amortization)	(2,580)	904
Net loss reclassified into Foreign exchange loss	33	43,854
Income tax (expense)/ benefit	(1,214)	408
Cash flow hedging instruments, net of tax	4,134	(1,391)
Ending balance(1)	$12,440	$(4,808)
Defined benefit plans
Beginning balance	$(1,847)	$1,957
Ending balance	$(1,847)	$1,957
Accumulated other comprehensive loss	$(77,960)	$(86,150)
(1) As of March 31, 2023, the ending balance of net unrealized gain related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2022 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. We assume no obligation to update any of these forward-looking statements.
In this quarterly report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
“EPAM” is a trademark of EPAM Systems, Inc. All other trademarks and service marks used herein are the property of their respective owners.
Executive Summary
We are a leading digital transformation services and product engineering company, providing digital platform engineering and software development services to many of the world’s leading organizations.
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
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as the broader region, and we have continued to support relocating our employees to lower risk locations, both in Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of March 31, 2023, Ukraine remains the delivery location with the most delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts.
Prior to the attack in February 2022, Russia was our third largest delivery location by the number of delivery professionals. In April 2022, the Company announced the beginning of a phased exit of our operations in Russia in close collaboration with our employees, contractors, and customers. We have discontinued services to certain customers located in Russia and on April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. Subsequent to March 31, 2023, the required approvals from the Russian government were received to proceed with the sale.

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
Moving Forward
We continue to execute our business continuity plans and adapt to developments as they occur to protect the safety of our people and address impacts to our delivery infrastructure, including reallocating work to other geographies within our global footprint. We have engaged both our personnel and our customers to meet their needs and to mitigate delivery challenges. EPAM continues to operate productively in more than 50 countries and provides consistent high-quality delivery to our customers. Our global delivery centers have sufficient resources, including infrastructure and capital, to support ongoing operations. We continue to rapidly respond to the difficult conditions in Ukraine while maintaining a focus on customers and long-term growth.
Implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and the cost of our phased exit from Russia have resulted in materially increased expenses during 2022 and in the first three months of 2023. We expect some of those expenses will continue to occur in subsequent quarters for some time in the future. In addition to the charges recorded during 2022 related to our exit from Russia, based on the information available through the date of issuance of the financial statements, we expect to record a loss upon the earlier of classification of the assets and liabilities to be sold as held for sale or closing of a sale, and such loss is not expected to be material based on the information available through the date of issuance of these financial statements. Fluctuations in foreign currency exchange rates could impact the gain or loss the Company could recognize in the future. If unable to complete a sale, the Company could recognize other charges including restructuring costs.
We have no way to predict the progress or outcome of the attack against Ukraine because the conflict and government reactions change quickly and are beyond our control. Prolonged military activities, broad-based sanctions and counter-sanctions, or escalation of the war that includes Belarus’ territory or military could have a material adverse effect on our operations and financial condition. The information contained in this section is accurate as of the date hereof but may become outdated due to changing circumstances beyond our control or present awareness. For additional information on the various risks posed by the attack against Ukraine and the impact in the region as well as other disruptors to our business, please read “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and “Part II. Item 1A. Risk Factors” in this quarterly report.
Year-to-Date 2023 Developments and Trends
Our business was disrupted by the war in Ukraine that began in the latter part of the first quarter of 2022 and continued to create uncertainties through the quarter ended March 31, 2023 and beyond. In addition, our business and operating results were negatively impacted in the first quarter of 2023 by reduced demand for our services as our customers took action to reduce spending in light of the anticipated global slowdown in demand. For the first three months of 2023, our revenues were $1.211 billion, an increase of 3.4% over $1.172 billion reported for the same period of 2022. Income from operations as a percentage of revenues decreased to 9.9% for the three months ended March 31, 2023 as compared to 11.0% for the three months ended March 31, 2022, largely driven by lower utilization due to the slowdown in global demand and some year-over-year compression in account margins.

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
During the three months ended March 31, 2023, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percentages and per share data)
Revenues	$1,210,941	100.0%	$1,171,614	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	855,901	70.7%	780,836	66.6%
Selling, general and administrative expenses(2)	211,887	17.5%	237,277	20.3%
Depreciation and amortization expense	22,782	1.9%	24,259	2.1%
Income from operations	120,371	9.9%	129,242	11.0%
Interest and other income/(loss), net	11,521	1.0%	(165)	—%
Foreign exchange loss	(4,608)	(0.4)%	(22,785)	(1.9)%
Income before provision for income taxes	127,284	10.5%	106,292	9.1%
Provision for income taxes	24,992	2.1%	16,573	1.4%
Net income	$102,292	8.4%	$89,719	7.7%
Effective tax rate	19.6%		15.6%
Diluted earnings per share	$1.73		$1.52

(1)Includes $16,011 of stock-based compensation expense and $424 of stock-based compensation benefit for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes $22,568 and $7,536 of stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.

Consolidated Results Review
Revenues
During the three months ended March 31, 2023, our total revenues grew to $1.211 billion or 3.4% compared to the corresponding period in 2022. Revenues have been negatively impacted by our decision to exit Russia and discontinue services to customers there, and fluctuations in foreign currency exchange rates which decreased our revenue growth by 1.5% during the three months ended March 31, 2023 as compared to the same period last year.

Revenues by customer location for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percentages)
Americas(1)	$709,802	58.6%	$686,793	58.7%
EMEA(2)	463,937	38.3%	421,950	36.0%
APAC(3)	26,810	2.2%	29,582	2.5%
CEE(4)	10,392	0.9%	33,289	2.8%
Revenues	$1,210,941	100.0%	$1,171,614	100.0%

(1)Americas includes revenues from customers in North, Central and South America.
(2)EMEA includes revenues from customers in Western Europe and the Middle East.
(3)APAC includes revenues from customers in East Asia, Southeast Asia and Australia.
(4)CEE includes revenues from customers in Russia, Belarus, Kazakhstan, Ukraine, Uzbekistan and Georgia.
During the three months ended March 31, 2023, the United States continued to be our largest customer location, with revenues increasing 3.4% to $679.4 million during the first quarter of 2023 from $657.0 million in the first quarter of 2022.
The top three revenue contributing customer location countries in EMEA were the United Kingdom, Switzerland and the Netherlands, generating $155.3 million, $89.9 million and $59.1 million in revenues, respectively, during the three months ended March 31, 2023. Revenues from customers in these three countries were $153.2 million, $81.8 million, and $50.2 million, respectively, in the corresponding period last year. Revenues in the EMEA region were negatively impacted by the weakening of the euro and the British pound relative to the U.S. dollar during the three months ended March 31, 2023 as compared to the same period in the previous year. Revenues in the region during the three months ended March 31, 2023 benefited from acquisitions which contributed $1.4 million to revenue growth.
During the three months ended March 31, 2023, revenues from customers in the APAC region decreased by $2.8 million, or 9.4% compared to the corresponding period of 2022, mainly due to decline in the Financial Services vertical.
During the three months ended March 31, 2023, revenues in the CEE geography experienced a decrease of $22.9 million as compared to the corresponding period of 2022. Revenues in the region during the three months ended March 31, 2023 included $5.9 million of revenues from customers in Russia. On March 4, 2022, we announced that we will discontinue our services to customers located in Russia and have been providing transition support for customers in this market while administering the transition. On April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. Subsequent to March 31, 2023, the required approvals from the Russian government were received to proceed with the sale. As a result of this agreement, the revenues from this geography are expected to decline in the future.
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
During the three months ended March 31, 2023, cost of revenues (exclusive of depreciation and amortization) was $855.9 million representing an increase of 9.6% from $780.8 million in the corresponding period of 2022. The increase was primarily due to higher compensation and benefits costs, attributable to salary increases and promotions for existing delivery professionals as well as due to the relocation of employees to higher cost geographies, $16.4 million of higher stock-based compensation expenses, and $4.8 million of higher expenses for unbilled business continuity resources, partially offset by $16.7 million of reduced costs associated with our humanitarian efforts in Ukraine during the three months ended March 31, 2023 as compared to the same period in 2022. Additionally, during the three months ended March 31, 2022, we reversed $21.4 million of previously accrued discretionary compensation expenses.

Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 70.7% and 66.6% in the first quarter of 2023 and 2022, respectively. The year-over-year increase in the first quarter of 2023 as compared to the corresponding period of the prior year is primarily due to lower utilization attributable to uneven demand for our services.
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
During the three months ended March 31, 2023, selling, general and administrative expenses were $211.9 million representing a 10.7% decrease as compared to $237.3 million in the corresponding period of 2022. The decrease in selling, general and administrative expenses was largely driven by an $18.5 million decrease in expenses associated with the geographic repositioning of our workforce and a $2.9 million decrease in expenses associated with our humanitarian efforts in Ukraine, partially offset by a $15.0 million increase in stock-based compensation expenses and $9.5 million of severance expenses recorded in the first quarter of 2023. Additionally, the three months ended March 31, 2022 were impacted by the recognition of $19.6 million of impairment charges related to our long-lived assets in Russia and $8.4 million of bad debt expense attributable to customers located in Russia.
Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 2.8% to 17.5% for the three months ended March 31, 2023 as compared to the same period from the prior year, primarily driven by a reduction in impairment charges, expenses associated with our geographic repositioning of our workforce, and bad debt expense.
Depreciation and Amortization Expense
During the three months ended March 31, 2023, depreciation and amortization expense was $22.8 million, as compared to $24.3 million in the corresponding period last year. The decrease in depreciation and amortization expense is primarily the result of lower depreciation on leasehold improvements and desktop hardware driven by our phased exit from our operations in Russia, partially offset by increased depreciation on software licenses during the three months ended March 31, 2023, as compared to the corresponding period last year. Expressed as a percentage of revenues, depreciation and amortization expense decreased to 1.9% during the three months ended March 31, 2023, as compared to 2.1% in the corresponding period of 2022.
Interest and Other Income/(Loss), Net
Interest and other income/(loss), net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, government grant income, and changes in the fair value of contingent consideration. Interest and other income/(loss), net increased from a $0.2 million loss during the three months ended March 31, 2022, to a gain of $11.5 million during the three months ended March 31, 2023. This increase was largely driven by an $8.6 million increase in interest income earned from our cash and cash equivalents and short-term investments, a $3.1 million decrease in loss due to the change in fair value of contingent consideration, and a $2.0 million increase in government grant income.
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
During the first quarter of 2022, the Company recorded its interim tax provision using the discrete method rather than using an estimated annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. During the second, third and fourth quarters of 2022, the Company used an estimated annual effective tax rate. The change did not have a material impact on the condensed consolidated interim financial statements.

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

Our effective tax rate was 19.6% and 15.6% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate in the three months ended March 31, 2023, as compared to the corresponding period in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income in the current period, partially offset by the impact of the Company’s election in the current period to disregard certain foreign subsidiaries of the Company as separate entities for U.S. tax purposes as well as the impact of a change in certain tax regulations in the corresponding period in the prior year. Our provision for income taxes was impacted by excess tax benefits recorded upon vesting or exercise of stock-based awards of $6.0 million and $13.1 million during the three months ended March 31, 2023 and 2022, respectively.

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
On March 4, 2022, we announced that we will discontinue our services to customers located in Russia while staying committed to providing transition support for customers in this market and in April 2022 began the process of a phased exit of our operations in Russia. On April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. Subsequent to March 31, 2023, the required approvals from the Russian government were received to proceed with the sale.

Segment revenues from external customers and segment operating profit, before unallocated expenses, for the North America, Europe and Russia reportable segments for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Segment revenues:
North America	$709,957	$687,711
Europe	493,147	451,970
Russia	7,837	31,933
Total segment revenues	$1,210,941	$1,171,614
Segment operating profit/(loss):
North America	$122,831	$126,734
Europe	59,904	56,711
Russia	(3,005)	(19,484)
Total segment operating profit	$179,730	$163,961

North America Segment
During the three months ended March 31, 2023, revenues for the North America segment increased $22.2 million, or 3.2%, compared to the same period last year and segment operating profit decreased $3.9 million, or 3.1%, compared to the same period last year. During the three months ended March 31, 2023, revenues from our North America segment were 58.6% of total segment revenues, a decrease from 58.7% reported in the corresponding period of 2022. The North America segment’s operating profit margin decreased to 17.3% during the first quarter of 2023 from 18.4% in the first quarter of 2022. This decrease is primarily attributable to increased personnel-related costs in part attributable to supplementing delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work and lower utilization during the first quarter of 2023 compared to the first quarter of 2022.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$149,798	$156,282	$(6,484)	(4.1)%
Financial Services	143,850	120,335	23,515	19.5%
Travel & Consumer	123,659	122,247	1,412	1.2%
Business Information & Media	116,158	110,946	5,212	4.7%
Life Sciences & Healthcare	96,597	111,371	(14,774)	(13.3)%
Emerging Verticals	79,895	66,530	13,365	20.1%
Revenues	$709,957	$687,711	$22,246	3.2%

During the three months ended March 31, 2023 compared to the same period in the prior year, Software & Hi-Tech remained the largest industry vertical in the North America segment, which was a result of the continued focus on engaging with our technology customers. However, a reduction in revenues from a former top 20 customer and overall declines in the technology sector in the U.S. during the first quarter of 2023 impacted growth in this vertical. Financial Services grew 19.5% during the three months ended March 31, 2023, largely due to growth in a group of wealth management customers, a financial data service provider that is now one of our top 20 customers, and growth from insurance customers added in the last 12 months. Travel and Consumer grew 1.2% during the three months ended March 31, 2023, primarily due to growth from customers in the travel industry, partially offset by declines from our retail customers. Business Information & Media grew 4.7% during the three months ended March 31, 2023, primarily due to growth from customers in the information providing, publishing and media industries. Life Sciences & Healthcare declined 13.3% during the three months ended March 31, 2023, primarily due to a ramp down of a large transformation program at a customer that was previously in our top 10 customers. Emerging Verticals grew 20.1% during the three months ended March 31, 2023 due to growth from various customers in industries such as energy, agriculture, government, and manufacturing.
Europe Segment
During the three months ended March 31, 2023, Europe’s segment revenues were $493.1 million, representing an increase of $41.2 million, or 9.1%, from the same period last year. Acquisitions contributed $1.6 million to revenues during the three months ended March 31, 2023. Revenues were negatively impacted by changes in foreign currency exchange rates during the first quarter of 2023. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2022, we would have reported revenue growth of 12.4%. Europe’s segment revenues accounted for 40.7% and 38.6% of total segment revenues during the three months ended March 31, 2023 and 2022, respectively. During the first quarter of 2023, the segment’s operating profit increased 5.6% to $59.9 million compared to the first quarter of 2022. Expressed as a percentage of revenues, Europe’s segment operating profit decreased to 12.1% compared to 12.5% in the same period of the prior year. Segment operating profit as a percentage of revenues was negatively impacted by changes in foreign currency exchanges rates and lower utilization during the first quarter of 2023 compared to the first quarter of 2022.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Travel & Consumer	$153,055	$136,788	$16,267	11.9%
Financial Services	123,608	117,330	6,278	5.4%
Business Information & Media	86,108	82,901	3,207	3.9%
Software & Hi-Tech	38,682	32,454	6,228	19.2%
Life Sciences & Healthcare	14,526	12,282	2,244	18.3%
Emerging Verticals	77,168	70,215	6,953	9.9%
Revenues	$493,147	$451,970	$41,177	9.1%
Revenues in Travel & Consumer grew 11.9% during the three months ended March 31, 2023, as compared to the corresponding period in 2022 primarily due to increased demand from customers in the retail and distribution industries. During the three months ended March 31, 2023, revenues in Financial Services experienced 5.4% growth, primarily driven by increased revenues from insurance and investment banking customers as well as customers who provide various other financial services. During the three months ended March 31, 2023, the increase in revenues in Business Information & Media was largely attributable to the expansion of services provided to one of our top 5 customers. For the three months ended March 31, 2023, the increase in revenues in the Software & Hi-Tech vertical was largely attributable to the expansion of services provided to one of our top 20 customers. Revenues in Emerging Verticals experienced higher growth primarily attributable to growth in existing customers in the energy and automotive industries, as well as a new energy customer that we added in 2022.

Russia Segment
During the three months ended March 31, 2023, revenues from our Russia segment accounted for 0.7% of total segment revenues and decreased $24.1 million, or 75.5%, as compared to the corresponding period in the prior year. The decrease in revenues was primarily attributable to decreased operations in Russia as we proceed with the phased exit from Russia while discontinuing services to customers there. During the three months ended March 31, 2023, operating loss from the Russia segment improved to $3.0 million as compared to $19.5 million in the corresponding period last year. Operating loss in the first quarter of 2022 was largely impacted by increased bad debt expense and expenses incurred for services provided to customers for which revenue was not recognized as collectability was not considered probable after announcing the discontinuance of services to customers in Russia.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$3,207	$22,398	$(19,191)	(85.7)%
Travel & Consumer	1,646	6,284	(4,638)	(73.8)%
Software & Hi-Tech	711	747	(36)	(4.8)%
Life Sciences & Healthcare	135	150	(15)	(10.0)%
Business Information & Media	114	456	(342)	(75.0)%
Emerging Verticals	2,024	1,898	126	6.6%
Revenues	$7,837	$31,933	$(24,096)	(75.5)%
On March 4, 2022, EPAM announced that it will discontinue services to customers located in Russia and will provide transition support for the customers in this market. In April 2022, we began the process of a phased exit of our operations in Russia and on April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. Subsequent to March 31, 2023, the required approvals from the Russian government were received to proceed with the sale. As a result of these announcements, the revenues from this segment are expected to dissipate in the future. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia and exit our operations in Russia. The Russia segment includes revenues from certain clients that are located in countries other than Russia and the increase in Emerging Verticals during the three months ended March 31, 2023, as compared to the corresponding period in 2022 is primarily due to growth in revenues from several customers located in Ukraine and Uzbekistan.

Effects of Inflation
Economies in many countries where we operate have periodically experienced high rates of inflation. Periods of higher inflation may affect various economic sectors in those countries and increase our cost of doing business there. We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to track the impact of inflation, particularly on wages, while attempting to minimize its effects through pricing and cost management strategies. A higher-than-normal rate of inflation in the future could adversely affect our operations and financial condition. For a discussion of our potential risks and uncertainties, including those related to inflation, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, investments to support the growth of our business and share repurchases. As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $1.749 billion, short-term investments totaling $60.4 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by/(used in) operating activities	$87,334	$(51,848)
Net cash used in investing activities	(17,717)	(34,563)
Net cash used in financing activities	(15,318)	(9,604)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14,070	(45,407)
Net increase/(decrease) in cash, cash equivalents and restricted cash	68,369	(141,422)
Cash, cash equivalents and restricted cash, beginning of period	1,683,636	1,449,347
Cash, cash equivalents and restricted cash, end of period	$1,752,005	$1,307,925
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2023 was $87.3 million, an increase of $139.2 million compared to $51.8 million used in operating activities in the corresponding period of 2022. The first quarter of 2022 was negatively impacted by an increase in days sales outstanding and a higher level of variable compensation payments made based on 2021 performance.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 was $17.7 million compared to $34.6 million used in investing activities during the same period in 2022. During the first three months of 2023, the cash used in investing activities was primarily attributable to $7.9 million used for capital expenditures compared to cash used for capital expenditures of $23.3 million during the comparable period in 2022. During the first three months of 2022 we used $8.2 million for the acquisitions of businesses, net of cash acquired, and we had no such cash outflows in the corresponding period of 2023.
Financing Activities
Net cash used in financing activities was $15.3 million in the first three months of 2023 compared to $9.6 million net cash used in financing activities in the same period of 2022. During the first three months of 2023, we commenced a program to repurchase shares of EPAM common stock pursuant to the publicly announced share repurchase program and repurchased 30 thousand shares of our common stock in the open market at a total cost of $8.5 million in cash. In addition, we used cash for the payments of withholding taxes related to net share settlements of restricted stock units of $3.2 million in the first three months of 2023, compared to $3.9 million paid in the corresponding period of 2022. Additionally, the first three months of 2023 included cash outflows to settle contingent consideration obligations for previously acquired businesses of which $4.7 million was attributable to the acquisition-date fair value of these obligations and classified in financing activities compared to $0.2 million in the first quarter of 2022. The three months ended March 31, 2023, include repayments of debt of $1.4 million, compared to $6.8 million of repayments of debt in the corresponding period of 2022. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans of $2.5 million in the first quarter of 2023, compared to $3.4 million received from the exercises of stock options in the corresponding period of 2022.

Future Capital Requirements
We believe that our existing cash, cash equivalents and short-term investments, combined with our expected cash flow from operations, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. However, the invasion of Ukraine and the consequences and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The future impact of the invasion of Ukraine and responsive measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity.

Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate at which our cash flows increase or decrease and the availability of public and private debt and equity financing. We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors including the impact of the invasion of Ukraine, as described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. To the extent that existing cash, cash equivalents, short-term investments, and operating cash flows are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise additional funds on favorable terms or at all.
See Note 13 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding contractual obligations.
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
Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our Annual Report on Form 10-K for the year ended December 31, 2022 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Those future events and trends may relate to, among other things, developments relating to the war in Ukraine and escalation of the war in the surrounding region, political and civil unrest or military action in the geographies where we conduct business and operate, difficult conditions in global capital markets, foreign exchange markets and the broader economy, and the effect that these events may have on our revenues, operations, access to capital and profitability. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual Report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this quarterly report, our Annual Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2022 might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.
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
We have cash in several countries, including Ukraine, Belarus and Russia, which could be impacted by the invasion of Ukraine and where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2023, we had $68.3 million of cash and cash equivalents in banks in Ukraine, $34.0 million of cash and cash equivalents in banks in Belarus, and $27.1 million of cash and cash equivalents in banks in Russia. Cash in Ukraine and Belarus is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. Due to restrictions imposed by the Russian government, our ability to distribute excess funds from Russia to other countries is limited. On April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia, including cash and cash equivalents, to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. Subsequent to March 31, 2023, the required approvals from the Russian government were received to proceed with the sale. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at March 31, 2023. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations. As of March 31, 2023, we do not have significant trade receivables and contract assets in Russia and we are actively monitoring these receivables from our customers in Russia for any deterioration of creditworthiness.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from variable rates related to our cash and cash equivalent deposits, short-term investments, and our borrowings, mainly under our 2021 Credit Agreement, which is subject to a variety of rates depending on the currency and timing of funds borrowed. We do not believe we are exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.

Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs and Canadian dollars and incur expenditures principally in euros, Polish zlotys, British pounds, Indian rupees, Swiss francs, Hungarian forints, Mexican pesos, Canadian dollars, Colombian pesos, and Chinese yuan renminbi. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the three months ended March 31, 2023, approximately 33.7% of consolidated revenues and 62.6% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Hungarian forint, and Indian rupee transactions. As of March 31, 2023, all of EPAM’s foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
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
During the three months ended March 31, 2023, foreign exchange loss was $4.6 million compared to a loss of $22.8 million reported in the corresponding period last year. Foreign exchange loss was primarily driven by the impact of fluctuations in foreign currencies on the Company’s assets and liabilities denominated in foreign currencies. During the first quarter of 2022, foreign exchange loss was largely driven by the impact of the appreciation of the Russian ruble on the Company’s intercompany payables denominated in Russian rubles and U.S. dollar denominated assets held by our subsidiaries in Russia.
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
During the first quarter of 2023, we reported revenue growth of 3.4% compared to the first quarter of 2022. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2022, we would have reported revenue growth of 4.9%. Our revenues were negatively impacted mainly by the depreciation of the euro and British pound relative to the U.S. dollar. During the first quarter of 2023, we reported a decrease in income from operations of 6.9% compared to the first quarter of 2022. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2022, we would have reported a decrease in income from operations of 9.8%. Income from operations was positively impacted largely by the depreciation of the Polish zloty and Colombian peso, partially offset by the depreciation of the euro and British pound relative to the U.S. dollar during the first quarter of 2023 compared to the same period in the prior year.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our business and operations in the normal course of business. We are not currently a party to any material legal proceeding, nor are we aware of any material legal or governmental proceedings pending or contemplated to be brought against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, including our significant operations in Belarus and Ukraine and the material adverse effect the invasion of Ukraine by Russia has had and may have on our operations, business, and financial results, see the risk factors disclosed under the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
The risks and uncertainties that we face are not limited to those set forth in our Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On February 13, 2023, the Board of Directors authorized a repurchase program for up to $500.0 million of our outstanding common stock. EPAM may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.
The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
February 13 to February 28, 2023	—	—	—	$500,000
March 1 to March 31, 2023	30	$283.69	30	$491,489
Total	30		30
(1) Average price paid per share in the period includes commission.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1*†	Form of Chief Executive Officer Non-Qualified Stock Option Agreement
10.2*†	Form of Global Non-Qualified Stock Option Agreement for Senior Managers
10.3*†	Form of Chief Executive Officer Restricted Stock Unit Award Agreement
10.4*†	Form of Global Restricted Stock Unit Award Agreement for Senior Managers
10.5*†	EPAM Systems, Inc. Amended Non-Employee Director Compensation Policy
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith
†	Indicates management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2023

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)