Form 10-Q
period 2023-06-30
EPAM Systems, Inc.
filed 2023-08-03
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2023
Common Stock, par value $0.001 per share	57,960,775 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,776,919	$1,681,344
Trade receivables and contract assets, net of allowance of $14,744 and $15,310, respectively	917,536	932,626
Short-term investments	71,376	60,336
Prepaid and other current assets	106,143	85,319
Total current assets	2,871,974	2,759,625
Property and equipment, net	255,772	273,348
Operating lease right-of-use assets, net	145,844	148,780
Intangible assets, net	68,132	77,652
Goodwill	534,489	529,072
Deferred tax assets	164,471	172,797
Other noncurrent assets	53,015	47,877
Total assets	$4,093,697	$4,009,151

Liabilities
Current liabilities
Accounts payable	$27,289	$30,852
Accrued compensation and benefits expenses	359,299	475,871
Accrued expenses and other current liabilities	127,710	154,339
Income taxes payable, current	30,766	46,069
Operating lease liabilities, current	39,001	40,352
Total current liabilities	584,065	747,483
Long-term debt	25,854	27,693
Operating lease liabilities, noncurrent	115,987	122,317
Other noncurrent liabilities	104,451	108,648
Total liabilities	830,357	1,006,141
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 57,968 and 57,668 shares issued, 57,955 and 57,655 shares outstanding at June 30, 2023 and December 31, 2022, respectively	58	58
Additional paid-in capital	913,580	847,965
Retained earnings	2,421,326	2,248,948
Treasury stock	(118)	(118)
Accumulated other comprehensive loss	(72,085)	(95,321)
Total EPAM Systems Inc. stockholders’ equity	3,262,761	3,001,532
Noncontrolling interest in consolidated subsidiaries	579	1,478
Total equity	3,263,340	3,003,010
Total liabilities and equity	$4,093,697	$4,009,151
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,170,206	$1,194,861	$2,381,147	$2,366,475
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	808,715	846,323	1,664,616	1,627,159
Selling, general and administrative expenses	194,377	232,527	406,264	469,804
Depreciation and amortization expense	22,768	22,991	45,550	47,250
Income from operations	144,346	93,020	264,717	222,262
Interest and other income, net	11,710	1,579	23,231	1,414
Foreign exchange loss	(6,010)	(85,941)	(10,618)	(108,726)
Income before provision for income taxes	150,046	8,658	277,330	114,950
Provision for/(benefit from) income taxes	30,013	(9,946)	55,005	6,627
Net income	$120,033	$18,604	$222,325	$108,323

Net income per share:
Basic	$2.07	$0.33	$3.84	$1.90
Diluted	$2.03	$0.32	$3.75	$1.84
Shares used in calculation of net income per share:
Basic	57,993	57,240	57,848	57,078
Diluted	59,181	59,020	59,240	58,981

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$120,033	$18,604	$222,325	$108,323
Other comprehensive income/(loss):
Change in foreign currency translation adjustments, net of tax	7,395	14,830	20,622	(15,722)
Change in unrealized (loss)/gain on hedging instruments, net of tax	(1,520)	(5,037)	2,614	(6,428)
Other comprehensive income/(loss)	5,875	9,793	23,236	(22,150)
Comprehensive income	$125,908	$28,397	$245,561	$86,173

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2023	57,655	$58	$847,965	$2,248,948	14	$(118)	$(95,321)	$1,478	$3,003,010
Restricted stock units vested	224	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(72)	—	(20,501)	—	—	—	—	—	(20,501)
Stock-based compensation expense	—	—	34,265	—	—	—	—	—	34,265
Exercise of stock options	71	—	2,525	—	—	—	—	—	2,525
Repurchase of common stock	(30)	—	—	(8,510)	—	—	—	—	(8,510)
Other comprehensive income	—	—	—	—	—	—	17,361	—	17,361
Net income	—	—	—	102,292	—	—	—	—	102,292
Balance, March 31, 2023	57,848	$58	$864,254	$2,342,730	14	$(118)	$(77,960)	$1,478	$3,130,442
Restricted stock units vested	76	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(21)	—	(6,142)	—	—	—	—	—	(6,142)
Stock-based compensation expense	—	—	32,449	—	—	—	—	—	32,449
Exercise of stock options	170	—	4,601	—	—	—	—	—	4,601
Issuance of common stock from employee stock purchase plan	77	—	18,466	—	—	—	—	—	18,466
Repurchase of common stock	(195)	—	—	(41,437)	—	—	—	—	(41,437)
Purchase of subsidiary shares from noncontrolling interest	—	—	(48)	—	—	—	—	(1,405)	(1,453)
Contributions to consolidated subsidiary from noncontrolling interest	—	—	—	—	—	—	—	506	506
Other comprehensive income	—	—	—	—	—	—	5,875	—	5,875
Net income	—	—	—	120,033	—	—	—	—	120,033
Balance, June 30, 2023	57,955	$58	$913,580	$2,421,326	14	$(118)	$(72,085)	$579	$3,263,340

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2022	56,849	$57	$711,912	$1,829,532	20	$(177)	$(54,207)	$8,720	$2,495,837
Restricted stock units vested	193	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(67)	—	(18,376)	—	—	—	—	—	(18,376)
Stock-based compensation expense	—	—	22,702	—	—	—	—	—	22,702
Exercise of stock options	158	—	2,884	—	—	—	—	—	2,884
Other comprehensive loss	—	—	—	—	—	—	(31,943)	—	(31,943)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(7,067)	(7,067)
Net income	—	—	—	89,719	—	—	—	—	89,719
Balance, March 31, 2022	57,133	$57	$719,122	$1,919,251	20	$(177)	$(86,150)	$1,653	$2,553,756
Restricted stock units vested	24	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(6)	—	(1,843)	—	—	—	—	—	(1,843)
Stock-based compensation expense	—	—	24,902	—	—	—	—	—	24,902
Exercise of stock options	147	—	6,410	—	—	—	—	—	6,410
Issuance of common stock from employee stock purchase plan	55	—	12,384	—	—	—	—	—	12,384
Other comprehensive income	—	—	—	—	—	—	9,793	—	9,793
Net income	—	—	—	18,604	—	—	—	—	18,604
Balance, June 30, 2022	57,353	$57	$760,975	$1,937,855	20	$(177)	$(76,357)	$1,653	$2,624,006

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$222,325	$108,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	45,550	47,250
Operating lease right-of-use assets amortization expense	20,628	26,037
Bad debt expense	2,031	11,748
Deferred taxes	4,603	(29,405)
Stock-based compensation expense	71,689	35,005
Unrealized (gain)/loss on derivative instruments	(7,904)	32,013
Impairment charges	659	21,002
Other	(447)	75,433
Changes in assets and liabilities:
Trade receivables and contract assets	11,984	(183,143)
Prepaid and other assets	8,980	(3,350)
Accounts payable	1,784	725
Accrued expenses and other liabilities	(128,498)	(62,153)
Operating lease liabilities	(23,251)	(29,015)
Income taxes payable	(53,747)	(24,803)
Net cash provided by operating activities	176,386	25,667
Cash flows from investing activities:
Purchases of property and equipment	(14,796)	(41,426)
Purchases of short-term investments	(10,865)	(60,000)
Acquisition of business, net of cash acquired (Note 3)	—	(10,621)
Purchases of non-marketable securities	(1,906)	—
Other investing activities, net	(7,943)	(11,041)
Net cash used in investing activities	(35,510)	(123,088)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	25,631	22,165
Payments of withholding taxes related to net share settlements of restricted stock units	(25,691)	(20,796)
Proceeds from debt	173	3,227
Repayment of debt	(1,964)	(10,756)
Repurchase of common stock	(49,947)	—
Payment of contingent consideration for previously acquired business	(8,684)	(207)
Purchase of subsidiary shares from noncontrolling interest	(1,972)	(2,146)
Other financing activities, net	(377)	(2,121)
Net cash used in financing activities	(62,831)	(10,634)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,096	(45,661)
Net increase/(decrease) in cash, cash equivalents and restricted cash	95,141	(153,716)
Cash, cash equivalents and restricted cash, beginning of period	1,683,636	1,449,347
Cash, cash equivalents and restricted cash, end of period	$1,778,777	$1,295,631

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
Balance sheet classification
Cash and cash equivalents	$1,776,919	$1,681,344
Restricted cash in Prepaid and other current assets	307	430
Restricted cash in Other noncurrent assets	1,551	1,862
Total restricted cash	$1,858	$2,292
Total cash, cash equivalents and restricted cash	$1,778,777	$1,683,636

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine, Belarus and Russia, which have been impacted by the invasion of Ukraine and where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of June 30, 2023, the Company had $50.9 million of cash and cash equivalents in banks in Ukraine, $38.5 million of cash and cash equivalents in banks in Belarus, and $24.8 million of cash and cash equivalents in banks in Russia. Cash in Ukraine and Belarus is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. Due to restrictions imposed by the Russian government, our ability to distribute excess funds from Russia to other countries is limited. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition. See Note 2 “Impact of the Invasion of Ukraine” for further discussion of the Company’s response to the invasion of Ukraine and sale of its operations in Russia.

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
Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Swiss francs and Canadian dollars and incurs expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Hungarian forints, Mexican pesos, Canadian dollars, Colombian pesos and Chinese yuan renminbi. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee and Hungarian forint transactions. See Note 6, “Derivative Financial Instruments” for further discussion regarding the Company’s termination of the hedging program for the Russian ruble.
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
2.     IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. As of June 30, 2023, the Company had $67.7 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $51.5 million, laptops with a net book value of $9.5 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $5.1 million, and leasehold improvements located throughout Ukraine with a net book value of $1.6 million. Additionally, as of June 30, 2023, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $9.7 million. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.

On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's customers and employees and the work of EPAM volunteers on the ground. During the three and six months ended June 30, 2023, the Company expensed $3.9 million and $10.0 million, respectively, related to this commitment, which included special cash payments to support impacted employees, financial and medical support for impacted families, travel, meals and lodging expenses, and donations to third-party humanitarian organizations. Of the expensed amount for the three and six months ended June 30, 2023, $2.9 million and $5.3 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $1.0 million and $4.7 million, respectively, is classified in Selling, general and administrative expense on the condensed consolidated financial statements. During the three and six months ended June 30, 2022, the Company expensed $8.4 million and $34.0 million, respectively, related to this commitment, which included special cash payments to support impacted employees, financial and medical support for impacted families, travel, meals and lodging expenses, and donations to third-party humanitarian organizations. Of this expensed amount for the three and six months ended June 30, 2022, $3.3 million and $22.4 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $5.1 million and $11.6 million, respectively, is classified in Selling, general and administrative expense on the condensed consolidated financial statements. As of June 30, 2023, the Company has $45.2 million remaining to be expensed under this humanitarian commitment.
The Company executed its business continuity plans following the invasion to assist relocating employees residing in Ukraine and the surrounding region impacted by the war and geopolitical uncertainty to other countries and to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacities to ensure the continuity of delivery for its customers who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion and ongoing war. In addition to costs incurred as part of EPAM’s humanitarian commitment to Ukraine, during the three and six months ended June 30, 2023 the Company incurred expenses of $2.0 million and $9.4 million, respectively, related to these standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). Also, during the three and six months ended June 30, 2023 the Company incurred expenses of $0.2 million and $0.4 million, respectively, related to its geographic repositioning efforts, classified as Selling, general and administrative expenses.
During the three and six months ended June 30, 2022, the Company incurred expenses of $9.3 million and $11.8 million, respectively, related to these standby resources, classified as Cost of revenues (exclusive of depreciation and amortization) and $14.4 million and $33.1 million, respectively, related to its geographic repositioning efforts, classified as Selling, general and administrative expenses. During the six months ended June 30, 2022, the Company also recorded an impairment charge of $1.3 million, classified as Interest and other income, net related to a financial asset in Ukraine which the Company believed to be unrealizable due to the events in Ukraine.
In response to the attacks on Ukraine, EPAM announced on March 4, 2022, it would discontinue services to customers located in Russia. Based on this change in facts and circumstances, the long-term cash flow forecast for the Company’s operations in Russia and its Russia reporting unit were significantly reduced. The reduction in the long-term cash flow forecasts indicated that the carrying amounts of goodwill and long-lived assets associated with the Company’s Russia reporting unit and operations in Russia may not be recoverable, and the carrying value of these assets was tested for impairment. The Company relied on the income approach to estimate the fair values of the Russia reporting unit and long-lived assets and considered multiple scenarios including the continuing operation and exit of operations in Russia. Reflecting the negative long-term cash flow forecasts that each of these scenarios produced for these assets, during the three months ended March 31, 2022, the Company recorded impairments of Property and equipment, net of $15.1 million, Operating lease right-of-use assets, net of $3.8 million, and Goodwill of $0.7 million. These asset impairment charges are included in Selling, general and administrative expenses in the condensed consolidated financial statements for the six months ended June 30, 2022.
Additionally, the Company evaluated trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded a bad debt expense of $8.2 million reflecting the deterioration of creditworthiness of its customers in Russia during the six months ended June 30, 2022. Amounts recorded to bad debt expense during the three and six months ended June 30, 2023 and three months ended June 30, 2022 related to customers located in Russia were not material.

On April 7, 2023, the Company amended and restated the agreement to sell substantially all of its remaining holdings in Russia to a third party. The timing and completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. The requisite regulatory approvals from the Russian government were received during the second quarter of 2023; however, the U.S. government had not provided the requisite approvals as of June 30, 2023. Due to the significant uncertainty of obtaining the necessary regulatory approvals as of June 30, 2023, the Company did not believe a sale was probable to be completed as of June 30, 2023 and has not reported the assets and liabilities to be sold as held for sale in its condensed consolidated balance sheet. Subsequent to June 30, 2023, the Company received the required approvals from the U.S. government to proceed with the sale and, on July 26, 2023, the sale of the remaining holdings in Russia was completed. The Company expects to record a loss on sale of approximately $18.4 million during the third quarter of 2023, including the recognition of the accumulated currency translation loss related to this subsidiary currently included in Accumulated other comprehensive loss.
As of June 30, 2023, the Company had the following assets and liabilities in Russia:

Cash and cash equivalents	$24,451
Trade receivables and contract assets, net of allowance of $4,232	3,986
Prepaid and other current assets	264
Total assets in Russia	$28,701
Accounts payable	$88
Accrued compensation and benefits expenses	3,369
Accrued expenses and other current liabilities	1,169
Operating lease liabilities, current	86
Other noncurrent liabilities	51
Total liabilities in Russia	$4,763
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
4.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2023	$216,960	$312,112	$529,072
2022 Acquisitions purchase accounting adjustments	—	87	87
Effect of net foreign currency exchange rate changes	287	5,043	5,330
Balance as of June 30, 2023	$217,247	$317,242	$534,489
The Russia segment had accumulated goodwill impairment losses of $2.9 million as of June 30, 2023 and December 31, 2022. There were no accumulated impairment losses in the North America or Europe reportable segments as of June 30, 2023 or December 31, 2022.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$14,137	$—	$14,137	$—
Total assets measured at fair value on a recurring basis	$14,137	$—	$14,137	$—

Foreign exchange derivative liabilities	$10	$—	$10	$—
Contingent consideration	13,000	—	—	13,000
Total liabilities measured at fair value on a recurring basis	$13,010	$—	$10	$13,000

	As of December 31, 2022
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$12,191	$—	$12,191	$—
Rights to acquire noncontrolling interest in consolidated subsidiaries	334	—	—	334
Total assets measured at fair value on a recurring basis	$12,525	$—	$12,191	$334

Foreign exchange derivative liabilities	$9,350	$—	$9,350	$—
Contingent consideration	24,308	—	—	24,308
Total liabilities measured at fair value on a recurring basis	$33,658	$—	$9,350	$24,308
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 6 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.
The fair value of the contingent consideration was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rates used to determine the fair value of contingent consideration both as of June 30, 2023 and December 31, 2022, were at a maximum of 20.0%, if a rate was applied. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statement of income.

A reconciliation of the beginning and ending balances of Level 3 contingent consideration using significant unobservable inputs for the six months ended June 30, 2023 is as follows:

Amount
Contingent consideration as of January 1, 2023	$24,308
Changes in fair value of contingent consideration included in Interest and other income, net	1,514
Payment of contingent consideration for previously acquired businesses	(12,844)
Effect of foreign currency exchange rate changes, net	22
Contingent consideration as of June 30, 2023	$13,000
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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Financial Assets:
Cash equivalents:
Money market funds	$207,273	$207,273	$207,273	$—	$—
Time deposits	120,950	120,950	—	120,950	—
Total cash equivalents	$328,223	$328,223	$207,273	$120,950	$—
Restricted cash	$1,858	$1,858	$1,858	$—	$—
Time deposits included in Short-term investments	$71,376	$71,376	$—	$71,376	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$54,807	$54,807	$—	$54,807	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$312,321	$312,321	$312,321	$—	$—
Total cash equivalents	$312,321	$312,321	$312,321	$—	$—
Restricted cash	$2,292	$2,292	$2,292	$—	$—
Time deposits included in Short-term investments	$60,336	$60,336	$—	$60,336	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$53,636	$53,636	$—	$53,636	$—

During the year ended December 31, 2022, the Company completed an asset acquisition of software licenses for use in the regular course of business for a purchase price of $66.1 million, which included an upfront payment of $13.3 million and fixed deferred consideration, payable in annual installments, with an acquisition-date fair value of $52.8 million. To estimate fair value, the future payments were discounted to present value using a discount rate based on the estimated borrowing rate of the Company. The weighted average discount rate used to determine the acquisition-date fair value was 5.2%. See Note 13 “Commitments and Contingencies” for more information regarding the deferred consideration.
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $30.3 million and $28.4 million as of June 30, 2023 and December 31, 2022, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.
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
During the three months ended March 31, 2022, in response to the invasion of Ukraine, the Company de-designated its Russian ruble foreign exchange forward contracts as hedges and entered into offsetting foreign exchange forward contracts with the same counterparty. The Company determined it was probable the underlying forecasted foreign currency transactions which were hedged would not occur and reclassified the accumulated loss of $43.9 million on the underlying hedges into income which is classified as foreign exchange loss in the condensed consolidated statement of income. As of June 30, 2023, all of the Company’s Russian ruble foreign exchange forwards contracts had settled.
As of June 30, 2023, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 were as follows:

		As of June 30, 2023		As of December 31, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$14,137		$12,191
	Accrued expenses and other current liabilities		$10		$1,445
Foreign exchange forward contracts - Not designated as hedging instruments	Accrued expenses and other current liabilities		$—		$7,905

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 8.6 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three and six months ended June 30, 2023 and 2022. See Note 2 “Impact of the Invasion of Ukraine” for discussion of impairment of right-of-use assets in Russia.

During the three and six months ended June 30, 2023 and 2022, the components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Classification	2023	2022	2023	2022
Operating lease cost	Selling, general and administrative expenses	$11,950	$12,215	$23,133	$28,099
Variable lease cost	Selling, general and administrative expenses	3,388	2,341	7,036	5,528
Short-term lease cost	Selling, general and administrative expenses	955	1,427	3,611	2,466
Total lease cost		$16,293	$15,983	$33,780	$36,093
Supplemental cash flow information related to leases for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$13,526	$15,663	$25,245	$30,466
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,679	$5,248	$7,028	$24,732
Non-cash net increase/(decrease) due to lease modifications:
Operating lease right-of-use assets	$4,508	$1,581	$5,891	$(5,847)
Operating lease liabilities	$5,026	$325	$6,140	$(7,109)
Weighted average remaining lease term and discount rate as of June 30, 2023 and 2022 were as follows:

	As of June 30, 2023	As of June 30, 2022
Weighted average remaining lease term, in years:
Operating leases	5.2	5.7
Weighted average discount rate:
Operating leases	3.8%	2.2%
As of June 30, 2023, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2023 (excluding six months ended June 30, 2023)	$23,155
2024	39,896
2025	31,827
2026	25,524
2027	16,712
Thereafter	32,410
Total lease payments	169,524
Less: imputed interest	(14,536)
Total	$154,988
The Company had committed to payments of $14.5 million related to operating lease agreements that had not yet commenced as of June 30, 2023. These operating leases will commence on various dates during 2023 and 2024 with lease terms ranging from 3.0 to 7.3 years. The Company did not have any material finance lease agreements that had not yet commenced.

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
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of June 30, 2023, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of June 30, 2023	As of December 31, 2022
Outstanding debt	$25,000	$25,000
Interest rate	6.1%	5.2%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

9.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$653,601	$25,150	$336	$679,087
EMEA	25,629	433,456	—	459,085
APAC	649	23,570	—	24,219
CEE	192	1,266	6,357	7,815
Revenues	$680,071	$483,442	$6,693	$1,170,206

	Six Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$1,337,154	$51,104	$631	$1,388,889
EMEA	51,001	872,021	—	923,022
APAC	1,375	49,654	—	51,029
CEE	498	3,810	13,899	18,207
Revenues	$1,390,028	$976,589	$14,530	$2,381,147

	Three Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$697,961	$22,816	$835	$721,612
EMEA	23,190	399,796	—	422,986
APAC	793	29,383	—	30,176
CEE	1,713	(51)	18,425	20,087
Revenues	$723,657	$451,944	$19,260	$1,194,861

	Six Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$1,357,737	$48,776	$1,892	$1,408,405
EMEA	48,288	796,549	99	844,936
APAC	1,576	58,182	—	59,758
CEE	3,767	407	49,202	53,376
Revenues	$1,411,368	$903,914	$51,193	$2,366,475

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$120,038	$151,639	$1,782	$273,459
Financial Services	135,178	120,361	3,429	258,968
Business Information & Media	106,357	83,260	67	189,684
Software & Hi-Tech	135,755	38,910	553	175,218
Life Sciences & Healthcare	99,966	14,454	21	114,441
Emerging Verticals	82,777	74,818	841	158,436
Revenues	$680,071	$483,442	$6,693	$1,170,206

	Six Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$243,697	$304,694	$3,428	$551,819
Financial Services	279,028	243,969	6,636	529,633
Business Information & Media	222,515	169,368	181	392,064
Software & Hi-Tech	285,553	77,592	1,264	364,409
Life Sciences & Healthcare	196,563	28,980	156	225,699
Emerging Verticals	162,672	151,986	2,865	317,523
Revenues	$1,390,028	$976,589	$14,530	$2,381,147

	Three Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$130,932	$140,081	$5,305	$276,318
Financial Services	126,879	112,766	11,338	250,983
Business Information & Media	114,026	83,681	163	197,870
Software & Hi-Tech	161,034	33,847	442	195,323
Life Sciences & Healthcare	115,899	12,527	66	128,492
Emerging Verticals	74,887	69,042	1,946	145,875
Revenues	$723,657	$451,944	$19,260	$1,194,861

	Six Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$253,179	$276,869	$11,589	$541,637
Financial Services	247,214	230,096	33,736	511,046
Business Information & Media	224,972	166,582	619	392,173
Software & Hi-Tech	317,316	66,301	1,189	384,806
Life Sciences & Healthcare	227,270	24,809	216	252,295
Emerging Verticals	141,417	139,257	3,844	284,518
Revenues	$1,411,368	$903,914	$51,193	$2,366,475

The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$606,766	$416,194	$5,060	$1,028,020
Fixed-price	67,273	66,468	1,612	135,353
Licensing and other revenues	6,032	780	21	6,833
Revenues	$680,071	$483,442	$6,693	$1,170,206

	Six Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,251,394	$841,792	$9,813	$2,102,999
Fixed-price	128,504	132,671	4,683	265,858
Licensing and other revenues	10,130	2,126	34	12,290
Revenues	$1,390,028	$976,589	$14,530	$2,381,147

	Three Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$654,627	$390,296	$14,648	$1,059,571
Fixed-price	65,992	60,607	4,581	131,180
Licensing and other revenues	3,038	1,041	31	4,110
Revenues	$723,657	$451,944	$19,260	$1,194,861

	Six Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,281,434	$767,951	$33,339	$2,082,724
Fixed-price	122,757	134,215	17,771	274,743
Licensing and other revenues	7,177	1,748	83	9,008
Revenues	$1,411,368	$903,914	$51,193	$2,366,475

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$676,637	$482,999	$6,673	$1,166,309
Transferred at a point of time	3,434	443	20	3,897
Revenues	$680,071	$483,442	$6,693	$1,170,206

	Six Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,383,671	$975,396	$14,497	$2,373,564
Transferred at a point of time	6,357	1,193	33	7,583
Revenues	$1,390,028	$976,589	$14,530	$2,381,147

	Three Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$722,311	$451,847	$19,240	$1,193,398
Transferred at a point of time	1,346	97	20	1,463
Revenues	$723,657	$451,944	$19,260	$1,194,861

	Six Months Ended June 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,407,420	$903,695	$51,131	$2,362,246
Transferred at a point of time	3,948	219	62	4,229
Revenues	$1,411,368	$903,914	$51,193	$2,366,475
During the three and six months ended June 30, 2023, the Company recognized $3.5 million and $5.6 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $12.5 million and $6.6 million during the three and six months ended June 30, 2022, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of June 30, 2023. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$16,427	$3,189	$1,757	$—	$21,373
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
Contract assets included in Trade receivables and contract assets, net	$27,434	$11,490
Contract liabilities included in Accrued expenses and other current liabilities	$31,748	$36,036
Contract liabilities included in Other noncurrent liabilities	$473	$42
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased from December 31, 2022 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have decreased from December 31, 2022 primarily due to completion of services performed for customers during the first half of 2023.
During the three and six months ended June 30, 2023, the Company recognized $5.0 million and $24.2 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2022. During the three and six months ended June 30, 2022, the Company recognized $5.6 million and $32.0 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2021.
10.STOCKHOLDERS’ EQUITY

Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues (exclusive of depreciation and amortization)	$15,416	$14,732	$31,427	$14,308
Selling, general and administrative expenses	17,694	13,161	40,262	20,697
Total	$33,110	$27,893	$71,689	$35,005

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2023	1,923	$98.92
Options granted	108	$298.44
Options exercised	(241)	$29.62
Options forfeited	(1)	$317.56
Options outstanding at June 30, 2023	1,789	$120.20	$218,382	3.7

Options vested and exercisable as of June 30, 2023	1,506	$87.39	$216,710	2.7
Options expected to vest as of June 30, 2023	265	$294.39	$1,613	8.7
As of June 30, 2023, $29.9 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.4 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2023:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2023	916	$291.19	99	$257.74
Awards granted	488	$297.77	36	$299.00
Awards modified	(15)	$278.52	15	$305.59
Awards vested	(298)	$267.70	(44)	$238.41
Awards forfeited/cancelled	(41)	$302.53	(4)	$239.38
Unvested service-based awards outstanding at June 30, 2023	1,050	$300.66	102	$287.88
As of June 30, 2023, $253.6 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.
As of June 30, 2023, $19.8 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.6 years.
The liability associated with the service-based liability-classified RSUs as of June 30, 2023 and December 31, 2022, was $0.8 million and $10.2 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the six months ended June 30, 2023:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2023	9	$165.87	15	$412.60
Awards vested	(9)	$165.87	(1)	$438.26
Awards forfeited/cancelled	—	—	(1)	$363.93
Unvested performance-based awards outstanding at June 30, 2023	—	$—	13	$413.14
As of June 30, 2023, $2.5 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years.

2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months in April and November. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the three and six months ended June 30, 2023, the ESPP participants purchased 77 thousand shares of common stock under the ESPP. During the three and six months ended June 30, 2022, the ESPP participants purchased 55 thousand shares of common stock under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and six months ended June 30, 2023, the Company recognized $3.4 million and $6.5 million, respectively, of stock-based compensation expense related to the ESPP. For the three and six months ended June 30, 2022, the Company recognized $3.7 million and $5.4 million, respectively, of stock-based compensation expense related to the ESPP. As of June 30, 2023, total unrecognized stock-based compensation cost related to the ESPP was $4.3 million, which is expected to be recognized over a period of 0.3 years.
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

As of June 30, 2023, the Company has commitments to grant up to $26.2 million of equity awards with the number of awards to be determined based on future stock prices. These awards contain performance criteria that will determine the number of future awards to be issued and there is a service-based vesting requirement after the grant date associated with these awards. As these awards are considered granted for accounting purposes, in determining the expense, the Company adjusts the expected settlement based on the probability of achievement of the performance criteria. Related to these awards, the amount of stock-based compensation expense recorded in the condensed consolidated statements of income for the three months ended June 30, 2023 was not material.
As of June 30, 2023, the Company has issued 2 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined.
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
During the three and six months ended June 30, 2023, the Company repurchased 195 thousand and 225 thousand shares of its common stock for $41.4 million and $49.9 million, respectively, in cash. All of the repurchased shares have been retired. As of June 30, 2023, a remaining balance of $450.1 million was available for purchases of the Company’s common stock under the share repurchase program authorized by the Company’s Board of Directors.

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
The Company’s worldwide effective tax rates for the three months ended June 30, 2023 and 2022 were 20.0% and (114.9)%, respectively, and 19.8% and 5.8% during the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rates benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $7.4 million during each of the three months ended June 30, 2023 and 2022, respectively, and $13.4 million and $20.5 million during the six months ended June 30, 2023 and 2022, respectively. Additionally, during the three months ended June 30, 2022, the Company’s effective tax rate benefited from the recognition of one-time benefits of $7.2 million resulting from the Company’s decision to change the tax status and to classify certain of its foreign subsidiaries as disregarded entities for U.S. income tax purposes.
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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$120,033	$18,604	$222,325	$108,323
Numerator for basic and diluted earnings per share	$120,033	$18,604	$222,325	$108,323

Denominator:
Weighted average common shares for basic earnings per share	57,993	57,240	57,848	57,078
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	1,188	1,780	1,392	1,903
Weighted average common shares for diluted earnings per share	59,181	59,020	59,240	58,981

Net income per share:
Basic	$2.07	$0.33	$3.84	$1.90
Diluted	$2.03	$0.32	$3.75	$1.84
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 519 thousand and 389 thousand during the three and six months ended June 30, 2023, respectively.
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

Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, future annual payments due over the next 4 years. As of June 30, 2023, the undiscounted deferred consideration amounts owed totaled approximately $60.0 million and are expected to be paid as follows: $14.2 million during the remainder of 2023, $14.0 million in 2024, $15.1 million in 2025, and $16.7 million in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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
Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment revenues:
North America	$680,071	$723,657	$1,390,028	$1,411,368
Europe	483,442	451,944	976,589	903,914
Russia	6,693	19,260	14,530	51,193
Total segment revenues	$1,170,206	$1,194,861	$2,381,147	$2,366,475
Segment operating profit/(loss):
North America	$131,660	$127,420	$254,491	$254,154
Europe	64,801	35,396	124,705	92,107
Russia	(2,743)	1,662	(5,748)	(17,822)
Total segment operating profit	$193,718	$164,478	$373,448	$328,439
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.

There were no customers that accounted for more than 10% of total segment revenues during the three and six months ended June 30, 2023 and 2022.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segment operating profit:	$193,718	$164,478	$373,448	$328,439
Unallocated amounts:
Stock-based compensation expense	(33,110)	(27,893)	(71,689)	(35,005)
Amortization of intangibles assets	(5,483)	(5,756)	(11,020)	(11,000)
Other acquisition-related expenses	(1,340)	(90)	(1,581)	(669)
Other unallocated expenses	(9,439)	(37,719)	(24,441)	(59,503)
Income from operations	144,346	93,020	264,717	222,262
Interest and other income, net	11,710	1,579	23,231	1,414
Foreign exchange loss	(6,010)	(85,941)	(10,618)	(108,726)
Income before provision for income taxes	$150,046	$8,658	$277,330	$114,950

Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of June 30, 2023	As of December 31, 2022
Ukraine	$67,721	$70,183
United States	61,199	68,804
Belarus	53,503	57,311
Poland	14,166	14,685
Hungary	7,907	8,552
India	7,214	8,506
Other	44,062	45,307
Total	$255,772	$273,348
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia, impairment of long-lived assets in Russia and the subsequent decision to exit its operations in Russia.

The table below presents information about the Company’s revenues by customer location for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$649,622	$686,952	$1,329,059	$1,343,979
United Kingdom	152,481	149,730	307,808	302,927
Switzerland	89,497	79,226	179,358	161,056
Netherlands	58,408	50,879	117,508	101,058
Germany	45,028	39,874	87,763	76,263
Canada	26,485	31,811	54,317	58,840
Russia	5,872	17,987	11,745	48,679
Other locations	142,813	138,402	293,589	273,673
Total	$1,170,206	$1,194,861	$2,381,147	$2,366,475

15.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency translation
Beginning balance	$(88,553)	$(83,299)	$(101,780)	$(52,747)
Foreign currency translation	7,761	22,977	24,061	(13,138)
Income tax expense	(366)	(8,147)	(3,439)	(2,584)
Foreign currency translation, net of tax	7,395	14,830	20,622	(15,722)
Ending balance	$(81,158)	$(68,469)	$(81,158)	$(68,469)
Cash flow hedging instruments
Beginning balance	$12,440	$(4,808)	$8,306	$(3,417)
Unrealized gain/ (loss) in fair value	7,938	(11,048)	15,833	(57,605)
Net (gain)/ loss reclassified into Cost of revenues (exclusive of depreciation and amortization)	(9,904)	4,557	(12,484)	5,461
Net (gain)/ loss reclassified into Foreign exchange loss	—	(26)	33	43,828
Income tax benefit/ (expense)	446	1,480	(768)	1,888
Cash flow hedging instruments, net of tax	(1,520)	(5,037)	2,614	(6,428)
Ending balance(1)	$10,920	$(9,845)	$10,920	$(9,845)
Defined benefit plans
Beginning balance	$(1,847)	$1,957	$(1,847)	$1,957
Ending balance	$(1,847)	$1,957	$(1,847)	$1,957
Accumulated other comprehensive loss	$(72,085)	$(76,357)	$(72,085)	$(76,357)
(1) As of June 30, 2023, the ending balance of net unrealized gain related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

16. SUBSEQUENT EVENT
On July 26, 2023, the Company completed the sale of its operations in Russia. See Note 2 “Impact of the Invasion of Ukraine” for more information on the sale.

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
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as the broader region, and we have continued to support relocating our employees to lower risk locations, both in Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of June 30, 2023, Ukraine remains the delivery location with the most delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts.
Prior to the attack in February 2022, Russia was our third largest delivery location by the number of delivery professionals. In April 2022, the Company announced the beginning of a phased exit of our operations in Russia in close collaboration with our employees, contractors, and customers. We have discontinued services to certain customers located in Russia and on April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. The requisite regulatory approvals from the Russian government were received during the second quarter of 2023; however, the U.S. government had not provided the requisite approvals as of June 30, 2023. Subsequent to June 30, 2023, the Company received the required approvals from the U.S. government to proceed with the sale and, on July 26, 2023, the sale of the remaining holdings in Russia was completed.

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
Implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and the cost of our phased exit from Russia have resulted in materially increased expenses during 2022 and these expenses continue to be incurred in the first six months of 2023. We expect some of those expenses will continue to occur in subsequent quarters for some time in the future. Additionally, on July 26, 2023, the sale of the remaining holdings in Russia was completed and a loss will be recorded in our financial statements during the third quarter of 2023.
We have no way to predict the progress or outcome of the war in Ukraine because the conflict and government reactions change quickly and are beyond our control. Prolonged military activities, broad-based sanctions and counter-sanctions, or escalation of the war that includes Belarus’ territory or military could have a material adverse effect on our operations and financial condition. The information contained in this section is accurate as of the date hereof but may become outdated due to changing circumstances beyond our control or present awareness. For additional information on the various risks posed by the attack against Ukraine and the impact in the region as well as other disruptors to our business, please read “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and “Part II. Item 1A. Risk Factors” in this quarterly report.
Year-to-Date 2023 Developments and Trends
Our business was disrupted by the war in Ukraine that began in the latter part of the first quarter of 2022 and has continued to create uncertainties through June 30, 2023 and beyond. In addition, our business and operating results were negatively impacted in the first half of 2023 by reduced demand for our services as our customers took action to reduce spending in light of the anticipated global slowdown in economic activity. For the first six months of 2023, our revenues were $2.381 billion, an increase of 0.6% over $2.366 billion reported for the same period of 2022. Income from operations as a percentage of revenues increased to 11.1% for the six months ended June 30, 2023 as compared to 9.4% for the six months ended June 30, 2022, largely driven by a decrease in compensation and benefits costs including lower variable compensation expense, a decrease in expenses associated with the geographic repositioning of our workforce and humanitarian efforts for Ukraine, as well as a decrease in costs associated with our phased exit from operations in Russia and our prior year impairment of long-lived asset charges triggered by the discontinuance of services to customers located in Russia.

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
During the three and six months ended June 30, 2023, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands, except percentages and per share data)
Revenues	$1,170,206	100.0%	$1,194,861	100.0%	$2,381,147	100.0%	$2,366,475	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	808,715	69.1%	846,323	70.8%	1,664,616	69.9%	1,627,159	68.8%
Selling, general and administrative expenses(2)	194,377	16.7%	232,527	19.5%	406,264	17.1%	469,804	19.9%
Depreciation and amortization expense	22,768	1.9%	22,991	1.9%	45,550	1.9%	47,250	1.9%
Income from operations	144,346	12.3%	93,020	7.8%	264,717	11.1%	222,262	9.4%
Interest and other income, net	11,710	1.0%	1,579	0.1%	23,231	1.0%	1,414	0.1%
Foreign exchange loss	(6,010)	(0.5)%	(85,941)	(7.2)%	(10,618)	(0.5)%	(108,726)	(4.6)%
Income before provision for income taxes	150,046	12.8%	8,658	0.7%	277,330	11.6%	114,950	4.9%
Provision for/(benefit from) income taxes	30,013	2.5%	(9,946)	(0.9)%	55,005	2.3%	6,627	0.3%
Net income	$120,033	10.3%	$18,604	1.6%	$222,325	9.3%	$108,323	4.6%
Effective tax rate	20.0%		(114.9)%		19.8%		5.8%
Diluted earnings per share	$2.03		$0.32		$3.75		$1.84

(1)Includes $15,416 and $14,732 of stock-based compensation expense for the three months ended June 30, 2023 and 2022, respectively, and $31,427 and $14,308 of stock-based compensation expense for the six months ended June 30, 2023 and 2022, respectively.
(2)Includes $17,694 and $13,161 of stock-based compensation expense for the three months ended June 30, 2023 and 2022, respectively, and $40,262 and $20,697 of stock-based compensation expense for the six months ended June 30, 2023 and 2022, respectively.

Consolidated Results Review
Revenues
During the three months ended June 30, 2023, our total revenues decreased by 2.1% to $1.170 billion compared to the corresponding period in 2022. Revenues have been negatively impacted by our decision to exit Russia and discontinue services to customers there, reduced demand for our services as our customers took action to reduce spending in light of the anticipated global slowdown in economic activity, and positively impacted by the fluctuations in foreign currency exchange rates which increased our revenue growth by 0.3% during the three months ended June 30, 2023 as compared to the same period last year.
During the six months ended June 30, 2023, our total revenues grew 0.6% over the corresponding period in 2022. The first six months of 2023 benefited from growth during the first three months of 2023 and were negatively impacted by our decision to exit Russia and discontinue services to customers there, reduced demand for our services as our customers took action to reduce spending in light of the anticipated global slowdown in demand, and fluctuations in foreign currency exchange rates which decreased our revenue growth by 0.5% as compared to the same period last year.
Revenues by customer location for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$679,087	58.0%	$721,612	60.4%	$1,388,889	58.3%	$1,408,405	59.5%
EMEA(2)	459,085	39.2%	422,986	35.4%	923,022	38.8%	844,936	35.7%
APAC(3)	24,219	2.1%	30,176	2.5%	51,029	2.1%	59,758	2.5%
CEE(4)	7,815	0.7%	20,087	1.7%	18,207	0.8%	53,376	2.3%
Revenues	$1,170,206	100.0%	$1,194,861	100.0%	$2,381,147	100.0%	$2,366,475	100.0%

(1)Americas includes revenues from customers in North, Central and South America.
(2)EMEA includes revenues from customers in Western Europe and the Middle East.
(3)APAC includes revenues from customers in East Asia, Southeast Asia and Australia.
(4)CEE includes revenues from customers in Belarus, Georgia, Kazakhstan, Russia, Ukraine and Uzbekistan.
During the three and six months ended June 30, 2023, the United States continued to be our largest customer location. During the three months ended June 30, 2023, revenues decreased 5.4% to $649.6 million from $687.0 million in the second quarter of 2022, largely due to a ramp down of a large transformation program at a customer that was previously in our top 10 customers. During the six months ended June 30, 2023, revenues in the United States decreased 1.1% to $1.329 billion compared to $1.344 billion in the same period of the prior year, largely driven by reduced spending at certain large accounts and reduced demand for our services as our customers took action to reduce spending in light of the anticipated global slowdown in demand.
The top three revenue contributing customer location countries in EMEA were the United Kingdom, Switzerland and the Netherlands, generating $152.5 million, $89.5 million and $58.4 million in revenues, respectively, during the three months ended June 30, 2023. Revenues from customers in these three countries were $149.7 million, $79.2 million, and $50.9 million, respectively, in the corresponding period last year. Revenues in the EMEA region were positively impacted by the strengthening of the euro, Swiss franc and the British pound relative to the U.S. dollar during the three months ended June 30, 2023 as compared to the same period in the previous year.
During the six months ended June 30, 2023, the United Kingdom, Switzerland and the Netherlands performed as EMEA’s top revenue generating locations and contributed $307.8 million, $179.4 million, and $117.5 million, respectively, compared to $302.9 million, $161.1 million, and $101.1 million, respectively, in the corresponding period last year. Revenues in the EMEA region were negatively impacted by the fluctuations in the British pound relative to the U.S. dollar during the six months ended June 30, 2023 as compared to the same period in the previous year. Revenues in the region during the three and six months ended June 30, 2023 benefited from acquisitions which contributed $0.5 million and $1.9 million to revenue growth, respectively.
During the three and six months ended June 30, 2023, revenues from customers in the APAC region decreased by $6.0 million or 19.7% and $8.7 million or 14.6% compared to the corresponding periods of 2022, mainly due to decline in the Financial Services vertical.

During the three months ended June 30, 2023, revenues in the CEE geography experienced a decrease of $12.3 million as compared to the corresponding period of 2022. Revenues in the region during the three and six months ended June 30, 2023 included $5.9 million and $11.7 million of revenues from customers in Russia, respectively. On March 4, 2022, we announced that we will discontinue our services to customers located in Russia and have been providing transition support for customers in this market while administering the transition. On April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. The requisite regulatory approvals from the Russian government were received during the second quarter of 2023; however, the U.S. government had not provided the requisite approvals as of June 30, 2023. Subsequent to June 30, 2023, the Company received the required approvals from the U.S. government to proceed with the sale and, on July 26, 2023, the sale of the remaining holdings in Russia was completed. As a result of this sale, the revenues from this geography are expected to dissipate in the future.
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
During the three months ended June 30, 2023, cost of revenues (exclusive of depreciation and amortization) was $808.7 million representing a decrease of 4.4% from $846.3 million in the corresponding period of 2022. The decrease was primarily due to lower compensation and benefits costs, attributable to an 8.6% decrease in the average number of production professionals and reduced variable compensation expense adjusted for a lower level of financial performance expected for the year, and a reduction of $7.2 million for unbilled business continuity resources, partially offset by higher compensation and benefits costs, attributable to salary increases and promotions for existing delivery professionals as well as higher compensation and benefits costs resulting from the relocation of employees to higher cost geographies. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 69.1% and 70.8% in the second quarter of 2023 and 2022, respectively. The year-over-year decrease in the second quarter of 2023 as compared to the corresponding period of the prior year is primarily due to higher expenses in the second quarter of 2022 associated with the Company’s response to the invasion of Ukraine as well as reduced variable compensation expense in the second quarter of 2023, partially offset by lower utilization attributable to uneven demand for our services.
During the six months ended June 30, 2023, cost of revenues (exclusive of depreciation and amortization) was $1.665 billion representing an increase of 2.3% from $1.627 billion in the corresponding period of 2022. The increase was primarily due to higher compensation and benefits costs, attributable to salary increases and promotions for existing delivery professionals as well as due to the relocation of employees to higher cost geographies, $17.1 million of higher stock-based compensation expenses and the reversal of $21.4 million of previously accrued discretionary compensation expenses in the first quarter of 2022. The increases were offset by a decrease of $17.1 million of incremental costs associated with our humanitarian efforts for Ukraine and a decrease of $2.4 million of unbilled business continuity resources. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 69.9% and 68.8% for the six months ended June 30, 2023 and 2022, respectively. The year-over-year increase is primarily due to lower utilization attributable to uneven demand for our services, the ongoing transition of customer work to higher cost geographies, a higher level of stock-based compensation expense, as well as a reversal of previously accrued discretionary compensation expenses in the first quarter of 2022.
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

During the three months ended June 30, 2023, selling, general and administrative expenses were $194.4 million representing a 16.4% decrease as compared to $232.5 million in the corresponding period of 2022. The decrease in selling, general and administrative expenses was largely driven by a $17.3 million decrease in personnel-related costs other than stock-based compensation expense reflecting reduced variable compensation expense adjusted for a lower level of financial performance expected for the year, a $14.1 million decrease in expenses associated with the geographic repositioning of our workforce, and a $4.0 million decrease in expenses associated with our humanitarian efforts for Ukraine. These were partially offset by a $4.5 million increase in stock-based compensation expense. Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 2.8% to 16.7% for the three months ended June 30, 2023 as compared to the same period from the prior year, primarily driven by reductions in personnel-related costs excluding stock-based compensation expense and expenses associated with our geographic repositioning of our workforce.
During the six months ended June 30, 2023, selling, general and administrative expenses were $406.3 million representing a decrease of 13.5% as compared to $469.8 million reported in the corresponding period of 2022. The decrease in selling, general and administrative expenses was largely driven by a $19.5 million decrease in personnel-related costs other than stock-based compensation expense reflecting reduced variable compensation expense adjusted for a lower level of financial performance expected for the year, a $32.6 million decrease in expenses associated with the geographic repositioning of our workforce, and a $6.9 million decrease in expenses associated with our humanitarian efforts for Ukraine. These were partially offset by a $19.6 million increase in stock-based compensation expense. Additionally, the six months ended June 30, 2022 were impacted by the recognition of $19.6 million of impairment charges related to our long-lived assets in Russia and $8.2 million of bad debt expense attributable to customers located in Russia. Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 2.8% to 17.1% for the six months ended June 30, 2023 as compared to the same period from the prior year primarily driven by reductions in impairment charges, expenses associated with the geographic repositioning of our workforce, costs related to our humanitarian efforts for Ukraine, and variable compensation expense.
Depreciation and Amortization Expense
During the three and six months ended June 30, 2023, depreciation and amortization expense was $22.8 million and $45.6 million, respectively, as compared to $23.0 million and $47.3 million, respectively, in the corresponding periods last year. The decrease in depreciation and amortization expense is primarily the result of lower depreciation on leasehold improvements and desktop hardware driven by our phased exit from our operations in Russia, partially offset by increased depreciation on software licenses during the three and six months ended June 30, 2023, as compared to the corresponding periods last year. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent at 1.9% during the three and six months ended June 30, 2023 as compared to both corresponding periods of 2022.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, government grant income, and changes in the fair value of contingent consideration. Interest and other income, net increased from $1.6 million and $1.4 million during the three and six months ended June 30, 2022, respectively, to $11.7 million and $23.2 million during the three and six months ended June 30, 2023, respectively. This increase in Interest and other income, net during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was largely driven by a $10.8 million increase in interest income from our cash, cash equivalents and short-term investments driven by improved interest rates, partially offset by a $0.3 million decrease in government grant income. The increase in Interest and other income, net during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was largely driven by a $19.4 million increase in interest income from our cash, cash equivalents and short-term investments, a $1.6 million increase in government grant income and a $4.6 million decrease in loss due to the change in fair value of contingent consideration.
Foreign Exchange Loss
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Provision for/ (Benefit from) Income Taxes
In determining its interim provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

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

Our effective tax rate was 20.0% and 19.8% for the three and six months ended June 30, 2023, respectively, and (114.9)% and 5.8% for the three and six months ended June 30, 2022, respectively. The increase in the effective tax rate in the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income in the current period, as well as the impact of the Company’s election in the prior period to disregard certain foreign subsidiaries of the Company as separate entities for U.S. tax purposes and the impact of a change in certain tax regulations in the corresponding period in the prior year. Our provision for income taxes was impacted by excess tax benefits recorded upon vesting or exercise of stock-based awards of $7.4 million and $13.4 million during the three and six months ended June 30, 2023, respectively, and $7.4 million and $20.5 million during the three and six months ended June 30, 2022, respectively.

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
On March 4, 2022, we announced that we will discontinue our services to customers located in Russia while staying committed to providing transition support for customers in this market and in April 2022 began the process of a phased exit of our operations in Russia. On April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. The requisite regulatory approvals from the Russian government were received during the second quarter of 2023; however, the U.S. government had not provided the requisite approvals as of June 30, 2023. Subsequent to June 30, 2023, the Company received the required approvals from the U.S. government to proceed with the sale and, on July 26, 2023, the sale of the remaining holdings in Russia was completed.

Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Segment revenues:
North America	$680,071	$723,657	$1,390,028	$1,411,368
Europe	483,442	451,944	976,589	903,914
Russia	6,693	19,260	14,530	51,193
Total segment revenues	$1,170,206	$1,194,861	$2,381,147	$2,366,475
Segment operating profit/(loss):
North America	$131,660	$127,420	$254,491	$254,154
Europe	64,801	35,396	124,705	92,107
Russia	(2,743)	1,662	(5,748)	(17,822)
Total segment operating profit	$193,718	$164,478	$373,448	$328,439

North America Segment
During the three months ended June 30, 2023, revenues for the North America segment decreased $43.6 million, or 6.0%, compared to the same period last year and segment operating profit increased $4.2 million, or 3.3%, compared to the same period last year. During the three months ended June 30, 2023, revenues from our North America segment were 58.1% of total segment revenues, a decrease from 60.6% reported in the corresponding period of 2022. As a percentage of North America segment revenues, the North America segment’s operating profit margin increased to 19.4% during the second quarter of 2023 from 17.6% in the second quarter of 2022. This increase is primarily attributable to decreased personnel-related costs including a reduction in costs to supplement delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work and a decrease in variable compensation expense, partially offset by lower utilization during the second quarter of 2023 compared to the second quarter of 2022.
During the six months ended June 30, 2023, revenues for the North America segment decreased $21.3 million, or 1.5%, compared to the same period last year and segment operating profit increased $0.3 million, or 0.1%, compared to the same period last year. During the six months ended June 30, 2023 and 2022, revenues from our North America segment were 58.4% and 59.6% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin increased to 18.3% during the six months ended June 30, 2023 as compared to 18.0% in the corresponding period of 2022. This increase is primarily attributable to decreased personnel-related costs including a reduction in costs to supplement delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work and a decrease in variable compensation expense, partially offset by lower utilization during the first half of 2023 compared to the first half of 2022.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage	2023	2022	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$135,755	$161,034	$(25,279)	(15.7)%	$285,553	$317,316	$(31,763)	(10.0)%
Financial Services	135,178	126,879	8,299	6.5%	279,028	247,214	31,814	12.9%
Travel & Consumer	120,038	130,932	(10,894)	(8.3)%	243,697	253,179	(9,482)	(3.7)%
Business Information & Media	106,357	114,026	(7,669)	(6.7)%	222,515	224,972	(2,457)	(1.1)%
Life Sciences & Healthcare	99,966	115,899	(15,933)	(13.7)%	196,563	227,270	(30,707)	(13.5)%
Emerging Verticals	82,777	74,887	7,890	10.5%	162,672	141,417	21,255	15.0%
Revenues	$680,071	$723,657	$(43,586)	(6.0)%	$1,390,028	$1,411,368	$(21,340)	(1.5)%

During the three and six months ended June 30, 2023 compared to the same periods in the prior year, Software & Hi-Tech remained the largest industry vertical in the North America segment, which was a result of the continued focus on engaging with our technology customers. However, a reduction in revenues from a former top 20 customer and overall declines in the technology sector in the U.S. during the first six months of 2023 impacted growth in this vertical. Financial Services grew 6.5% and 12.9% during the three and six months ended June 30, 2023, respectively, largely due to growth in a group of wealth management customers and growth from insurance customers added in the last 12 months. Travel and Consumer declined 8.3% and 3.7%, respectively, during the three and six months ended June 30, 2023, primarily due to declines from customers in the retail industry, partially offset by growth from our travel customers. Business Information & Media declined 6.7% and 1.1%, respectively, during the three and six months ended June 30, 2023, primarily due to decline from customers in the information providing and credit reporting sectors. Life Sciences & Healthcare declined 13.7% and 13.5%, respectively, during the three and six months ended June 30, 2023, primarily due to a ramp down of a large transformation program at a customer that was previously one of our top 10 customers. Emerging Verticals grew 10.5% and 15.0%, respectively, during the three and six months ended June 30, 2023 due to growth from various customers in industries such as energy, government, and materials manufacturing.
Europe Segment
During the three months ended June 30, 2023, Europe’s segment revenues were $483.4 million, representing an increase of $31.5 million, or 7.0%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the second quarter of 2023 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2022, we would have reported revenue growth of 5.0%. Europe’s segment revenues accounted for 41.3% and 37.8% of total segment revenues during the three months ended June 30, 2023 and 2022, respectively. During the second quarter of 2023, the segment’s operating profit increased 83.1% to $64.8 million compared to the second quarter of 2022. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 13.4% compared to 7.8% in the same period of the prior year. Segment operating profit as a percentage of revenues was positively impacted by changes in foreign currency exchanges rates, reduction in costs to supplement delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work and a decrease in variable compensation expense, partially offset by lower utilization during the second quarter of 2023 compared to the second quarter of 2022.
During the six months ended June 30, 2023, revenues for the Europe segment increased $72.7 million, or 8.0%, compared to the same period last year and segment operating profit increased $32.6 million, or 35.4%, compared to the same period last year. During the six months ended June 30, 2023 and 2022, revenues from our Europe segment were 41.0% and 38.2% of total segment revenues, respectively. As a percentage of Europe segment revenues, the Europe segment’s operating profit increased to 12.8% during the six months ended June 30, 2023 from 10.2% in the corresponding period of 2022. During the first six months of 2023, segment operating profit was positively impacted by changes in foreign currency exchanges rates, reduction in costs to supplement delivery resources on certain projects with standby resources able to support projects if delivery resources impacted by the invasion of Ukraine become unable to work and a decrease in variable compensation expense, partially offset by lower utilization during the first six months of 2023 compared to the first six months of 2022.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage	2023	2022	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Travel & Consumer	$151,639	$140,081	$11,558	8.3%	$304,694	$276,869	$27,825	10.0%
Financial Services	120,361	112,766	7,595	6.7%	243,969	230,096	13,873	6.0%
Business Information & Media	83,260	83,681	(421)	(0.5)%	169,368	166,582	2,786	1.7%
Software & Hi-Tech	38,910	33,847	5,063	15.0%	77,592	66,301	11,291	17.0%
Life Sciences & Healthcare	14,454	12,527	1,927	15.4%	28,980	24,809	4,171	16.8%
Emerging Verticals	74,818	69,042	5,776	8.4%	151,986	139,257	12,729	9.1%
Revenues	$483,442	$451,944	$31,498	7.0%	$976,589	$903,914	$72,675	8.0%

Revenues in Travel & Consumer grew 8.3% and 10.0%, respectively, during the three and six months ended June 30, 2023, as compared to the corresponding period in 2022 primarily due to increased demand from customers in the retail and distribution industries. During the three and six months ended June 30, 2023, revenues in Financial Services experienced 6.7% and 6.0% growth, respectively, primarily driven by increased revenues from insurance and investment banking customers as well as customers who provide other financial services. During the three and six months ended June 30, 2023, revenues in Business Information & Media declined 0.5% and increased 1.7%, respectively, primarily due to fluctuations in demand from customers in the media and entertainment industries. For the three and six months ended June 30, 2023, the increase in revenues in the Software & Hi-Tech vertical was largely attributable to the expansion of services provided to one of our top 20 customers. Revenues in Emerging Verticals experienced higher growth primarily attributable to growth in existing customers in the automotive industry, as well as a new energy customer that we added in 2022.
Russia Segment
During the three months ended June 30, 2023, revenues from our Russia segment accounted for 0.6% of total segment revenues and decreased $12.6 million, or 65.2%, as compared to the corresponding period in the prior year. The decrease in revenues was primarily attributable to decreased operations in Russia as we proceed with the phased exit from Russia while discontinuing services to customers there. During the three months ended June 30, 2023, operating loss from the Russia segment was $2.7 million as compared to $1.7 million operating profit in the corresponding period last year. Operating loss in the three months ended June 30, 2023 was largely impacted by lower utilization during the second quarter of 2023 compared to the second quarter of 2022 and lower profitability from some customers due to increased expenses incurred for services provided to customers for which revenue was not recognized as collectability was not considered probable.
During the six months ended June 30, 2023, revenues from our Russia segment decreased $36.7 million, or 71.6%, as compared to the corresponding period of 2022 and accounted for 0.6% of total segment revenues. During the six months ended June 30, 2023, operating loss from the Russia segment was $5.7 million, representing an improvement of $12.1 million, as compared to an operating loss of $17.8 million in the corresponding period last year largely driven by higher costs incurred in the prior year period related to Russia’s invasion of Ukraine and the Company’s decision to discontinue services to customers located in Russia. As a percentage of Russia segment revenues, the Russia segment’s operating loss increased to 39.6% during the six months ended June 30, 2023 from 34.8% in the corresponding period of 2022 driven by lower profitability from some customers due to increased expenses incurred for services provided to customers for which revenue was not recognized as collectability was not considered probable after announcing the discontinuance of services to customers in Russia and lower levels of utilization.
The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage	2023	2022	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$3,429	$11,338	$(7,909)	(69.8)%	$6,636	$33,736	$(27,100)	(80.3)%
Travel & Consumer	1,782	5,305	(3,523)	(66.4)%	3,428	11,589	(8,161)	(70.4)%
Software & Hi-Tech	553	442	111	25.1%	1,264	1,189	75	6.3%
Business Information & Media	67	163	(96)	(58.9)%	181	619	(438)	(70.8)%
Life Sciences & Healthcare	21	66	(45)	(68.2)%	156	216	(60)	(27.8)%
Emerging Verticals	841	1,946	(1,105)	(56.8)%	2,865	3,844	(979)	(25.5)%
Revenues	$6,693	$19,260	$(12,567)	(65.2)%	$14,530	$51,193	$(36,663)	(71.6)%

On March 4, 2022, EPAM announced that it will discontinue services to customers located in Russia and will provide transition support for the customers in this market. In April 2022, we began the process of a phased exit of our operations in Russia and on April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. The requisite regulatory approvals from the Russian government were received during the second quarter of 2023; however, the U.S. government had not provided the requisite approvals as of June 30, 2023. Subsequent to June 30, 2023, the Company received the required approvals from the U.S. government to proceed with the sale and, on July 26, 2023, the sale of the remaining holdings in Russia was completed. As a result of this sale, the revenues from this segment are expected to dissipate in the future. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia and exit our operations in Russia. The Russia segment includes revenues from certain clients that are located in countries other than Russia and part of the revenues are contributed by customers located in Ukraine and Uzbekistan.

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

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, investments to support the growth of our business and share repurchases. As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $1.777 billion, short-term investments totaling $71.4 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$176,386	$25,667
Net cash used in investing activities	(35,510)	(123,088)
Net cash used in financing activities	(62,831)	(10,634)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,096	(45,661)
Net increase/(decrease) in cash, cash equivalents and restricted cash	95,141	(153,716)
Cash, cash equivalents and restricted cash, beginning of period	1,683,636	1,449,347
Cash, cash equivalents and restricted cash, end of period	$1,778,777	$1,295,631
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2023 was $176.4 million, an increase of $150.7 million compared to $25.7 million provided by operating activities in the corresponding period of 2022. The first half of 2022 was negatively impacted by an increase in days sales outstanding, a higher level of variable compensation payments made based on 2021 performance and cash outflows related to EPAM’s humanitarian efforts for Ukraine and geographic repositioning.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 was $35.5 million compared to $123.1 million used in investing activities during the same period in 2022. During the first six months of 2023, the cash used in investing activities was primarily attributable to $14.8 million used for capital expenditures and an investment of $10.9 million into time deposits compared to cash used for capital expenditures of $41.4 million and an investment of $60.0 million into time deposits during the comparable period in 2022. During the first six months of 2022 we used $10.6 million for the acquisitions of businesses, net of cash acquired, and we had no such cash outflows in the corresponding period of 2023.
Financing Activities
Net cash used in financing activities was $62.8 million in the first six months of 2023 compared to $10.6 million net cash used in financing activities in the same period of 2022. During the first six months of 2023, we commenced a program to repurchase shares of EPAM common stock pursuant to the publicly announced share repurchase program and repurchased 225 thousand shares of our common stock in the open market at a total cost of $49.9 million in cash. In addition, we used cash for the payments of withholding taxes related to net share settlements of restricted stock units of $25.7 million in the first six months of 2023, compared to $20.8 million paid in the corresponding period of 2022. Additionally, the first six months of 2023 included cash outflows to settle contingent consideration obligations for previously acquired businesses of which $8.7 million was attributable to the acquisition-date fair value of these obligations and classified in financing activities compared to $0.2 million in the first half of 2022. The six months ended June 30, 2023, include repayments of debt of $2.0 million, compared to $10.8 million of repayments of debt in the corresponding period of 2022. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans and proceeds from the purchase of shares under our ESPP of $25.6 million in the first half of 2023, compared to $22.2 million received in the corresponding period of 2022.

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

We have cash in several countries, including Ukraine, Belarus and Russia, which could be impacted by the invasion of Ukraine and where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2023, we had $50.9 million of cash and cash equivalents in banks in Ukraine, $38.5 million of cash and cash equivalents in banks in Belarus, and $24.8 million of cash and cash equivalents in banks in Russia. Cash in Ukraine and Belarus is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. Due to restrictions imposed by the Russian government, our ability to distribute excess funds from Russia to other countries is limited. On April 7, 2023, we amended and restated the agreement to sell substantially all of our remaining holdings in Russia, including cash and cash equivalents, to a third party. The completion of the sale is subject to customary closing conditions, including regulatory approvals by the Russian and U.S. governments. The requisite regulatory approvals from the Russian government were received during the second quarter of 2023; however, the U.S. government had not provided the requisite approvals as of June 30, 2023. Subsequent to June 30, 2023, the Company received the required approvals from the U.S. government to proceed with the sale and, on July 26, 2023, the sale of the remaining holdings in Russia was completed. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed at June 30, 2023. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations. As of June 30, 2023, we do not have significant trade receivables and contract assets in Russia and we are actively monitoring these receivables from our customers in Russia for any deterioration of creditworthiness.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs and Canadian dollars and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Hungarian forints, Mexican pesos, Canadian dollars, Colombian pesos, and Chinese yuan renminbi. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the three months ended June 30, 2023, approximately 34.7% of consolidated revenues and 58.8% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, and Hungarian forint transactions. As of June 30, 2023, all of EPAM’s foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
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

During the three months ended June 30, 2023, foreign exchange loss was $6.0 million compared to a loss of $85.9 million reported in the corresponding period last year. Foreign exchange loss was primarily driven by the impact of fluctuations in foreign currencies on the Company’s assets and liabilities denominated in foreign currencies. Additionally, during the quarter ended June 30, 2022, foreign exchange loss was largely driven by the impact of the appreciation of the Russian ruble on the Company’s intercompany payables denominated in Russian rubles and U.S. dollar denominated assets held by our subsidiaries in Russia.
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
During the second quarter of 2023, we reported a revenue decline of 2.1% compared to the second quarter of 2022. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2022, we would have reported a revenue decline of 2.4%. Our revenues were positively impacted mainly by the appreciation of the euro, Swiss franc and British pound, partially offset by the depreciation of the Russian ruble relative to the U.S. dollar. During the second quarter of 2023, we reported an increase in income from operations of 55.2% compared to the second quarter of 2022. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2022, we would have reported an increase in income from operations of 56.4%. Income from operations was negatively impacted mainly by the appreciation of the Mexican peso, Polish zloty and depreciation of the Russian ruble, partially offset by the positive impact from depreciation of the Colombian peso and Indian rupee and from appreciation of the euro relative to the U.S. dollar during the second quarter of 2023 compared to the same period in the prior year.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
April 1 to April 30, 2023	—	$—	—	$—
May 1 to May 31, 2023	—	$—	—	$—
June 1 to June 30, 2023	195	$212.77	195	$450,052
Total	195		195
(1) Average price paid per share in the period includes commission.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit Number	Description

10.1*†	EPAM Systems, Inc. Amended Non-Employee Director Compensation Policy
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith
†	Indicates management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2023

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)