Form 10-Q
period 2023-09-30
EPAM Systems, Inc.
filed 2023-11-03
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 31, 2023
Common Stock, par value $0.001 per share	57,700,476 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,872,977	$1,681,344
Trade receivables and contract assets, net of allowance of $10,884 and $15,310, respectively	913,029	932,626
Short-term investments	60,431	60,336
Prepaid and other current assets	78,851	85,319
Total current assets	2,925,288	2,759,625
Property and equipment, net	239,654	273,348
Operating lease right-of-use assets, net	136,311	148,780
Intangible assets, net	69,730	77,652
Goodwill	548,177	529,072
Deferred tax assets	187,524	172,797
Other noncurrent assets	55,588	47,877
Total assets	$4,162,272	$4,009,151

Liabilities
Current liabilities
Accounts payable	$25,415	$30,852
Accrued compensation and benefits expenses	392,417	475,871
Accrued expenses and other current liabilities	127,898	154,339
Income taxes payable, current	29,554	46,069
Operating lease liabilities, current	38,294	40,352
Total current liabilities	613,578	747,483
Long-term debt	27,500	27,693
Operating lease liabilities, noncurrent	108,332	122,317
Other noncurrent liabilities	112,844	108,648
Total liabilities	862,254	1,006,141
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 57,706 and 57,668 shares issued, 57,693 and 57,655 shares outstanding at September 30, 2023 and December 31, 2022, respectively	58	58
Additional paid-in capital	951,086	847,965
Retained earnings	2,440,043	2,248,948
Treasury stock	(118)	(118)
Accumulated other comprehensive loss	(91,630)	(95,321)
Total EPAM Systems, Inc. stockholders’ equity	3,299,439	3,001,532
Noncontrolling interest in consolidated subsidiaries	579	1,478
Total equity	3,300,018	3,003,010
Total liabilities and equity	$4,162,272	$4,009,151
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$1,152,136	$1,226,920	$3,533,283	$3,593,395
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	794,265	826,796	2,458,881	2,453,955
Selling, general and administrative expenses	194,829	198,021	601,093	667,825
Depreciation and amortization expense	23,092	21,876	68,642	69,126
Loss on sale of business	25,922	—	25,922	—
Income from operations	114,028	180,227	378,745	402,489
Interest and other income, net	13,931	4,228	37,162	5,642
Foreign exchange gain/(loss)	3,893	6,691	(6,725)	(102,035)
Income before provision for income taxes	131,852	191,146	409,182	306,096
Provision for income taxes	34,648	35,092	89,653	41,719
Net income	$97,204	$156,054	$319,529	$264,377

Net income per share:
Basic	$1.68	$2.72	$5.52	$4.62
Diluted	$1.65	$2.63	$5.40	$4.47
Shares used in calculation of net income per share:
Basic	57,853	57,420	57,850	57,194
Diluted	58,948	59,357	59,143	59,108

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$97,204	$156,054	$319,529	$264,377
Other comprehensive (loss)/income:
Change in foreign currency translation adjustments, net of tax	(5,801)	(56,923)	14,821	(72,645)
Change in unrealized loss on hedging instruments, net of tax	(13,744)	(5,352)	(11,130)	(11,780)
Other comprehensive (loss)/income	(19,545)	(62,275)	3,691	(84,425)
Comprehensive income	$77,659	$93,779	$323,220	$179,952

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2023	57,655	$58	$847,965	$2,248,948	14	$(118)	$(95,321)	$1,478	$3,003,010
Restricted stock units vested	224	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(72)	—	(20,501)	—	—	—	—	—	(20,501)
Stock-based compensation expense	—	—	34,265	—	—	—	—	—	34,265
Exercise of stock options	71	—	2,525	—	—	—	—	—	2,525
Repurchase of common stock	(30)	—	—	(8,510)	—	—	—	—	(8,510)
Other comprehensive income	—	—	—	—	—	—	17,361	—	17,361
Net income	—	—	—	102,292	—	—	—	—	102,292
Balance, March 31, 2023	57,848	$58	$864,254	$2,342,730	14	$(118)	$(77,960)	$1,478	$3,130,442
Restricted stock units vested	76	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(21)	—	(6,142)	—	—	—	—	—	(6,142)
Stock-based compensation expense	—	—	32,449	—	—	—	—	—	32,449
Exercise of stock options	170	—	4,601	—	—	—	—	—	4,601
Issuance of common stock from employee stock purchase plan	77	—	18,466	—	—	—	—	—	18,466
Repurchase of common stock	(195)	—	—	(41,437)	—	—	—	—	(41,437)
Purchase of subsidiary shares from noncontrolling interest	—	—	(48)	—	—	—	—	(1,405)	(1,453)
Contributions to consolidated subsidiary from noncontrolling interest	—	—	—	—	—	—	—	506	506
Other comprehensive income	—	—	—	—	—	—	5,875	—	5,875
Net income	—	—	—	120,033	—	—	—	—	120,033
Balance, June 30, 2023	57,955	$58	$913,580	$2,421,326	14	$(118)	$(72,085)	$579	$3,263,340
Restricted stock units vested	7	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(2)	—	(426)	—	—	—	—	—	(426)
Stock-based compensation expense	—	—	34,949	—	—	—	—	—	34,949
Exercise of stock options	51	—	2,983	—	—	—	—	—	2,983
Repurchase of common stock	(318)	—	—	(78,487)	—	—	—	—	(78,487)
Other comprehensive loss	—	—	—	—	—	—	(19,545)	—	(19,545)
Net income	—	—	—	97,204	—	—	—	—	97,204
Balance, September 30, 2023	57,693	$58	$951,086	$2,440,043	14	$(118)	$(91,630)	$579	$3,300,018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2022	56,849	$57	$711,912	$1,829,532	20	$(177)	$(54,207)	$8,720	$2,495,837
Restricted stock units vested	193	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(67)	—	(18,376)	—	—	—	—	—	(18,376)
Stock-based compensation expense	—	—	22,702	—	—	—	—	—	22,702
Exercise of stock options	158	—	2,884	—	—	—	—	—	2,884
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(7,067)	(7,067)
Other comprehensive loss	—	—	—	—	—	—	(31,943)	—	(31,943)
Net income	—	—	—	89,719	—	—	—	—	89,719
Balance, March 31, 2022	57,133	$57	$719,122	$1,919,251	20	$(177)	$(86,150)	$1,653	$2,553,756
Restricted stock units vested	24	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(6)	—	(1,843)	—	—	—	—	—	(1,843)
Stock-based compensation expense	—	—	24,902	—	—	—	—	—	24,902
Exercise of stock options	147	—	6,410	—	—	—	—	—	6,410
Issuance of common stock from employee stock purchase plan	55	—	12,384	—	—	—	—	—	12,384
Other comprehensive income	—	—	—	—	—	—	9,793	—	9,793
Net income	—	—	—	18,604	—	—	—	—	18,604
Balance, June 30, 2022	57,353	$57	$760,975	$1,937,855	20	$(177)	$(76,357)	$1,653	$2,624,006
Restricted stock units vested	8	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(2)	—	(837)	—	—	—	—	—	(837)
Stock issued in connection with Other 2021 acquisitions	6	—	1,941	—	(6)	59	—	—	2,000
Stock-based compensation expense	—	—	30,597	—	—	—	—	—	30,597
Exercise of stock options	137	—	9,223	—	—	—	—	—	9,223
Purchase of subsidiary shares from noncontrolling interest	—	—	51	—	—	—	—	(248)	(197)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	73	73
Other comprehensive loss	—	—	—	—	—	—	(62,275)	—	(62,275)
Net income	—	—	—	156,054	—	—	—	—	156,054
Balance, September 30, 2022	57,502	$57	$801,950	$2,093,909	14	$(118)	$(138,632)	$1,478	$2,758,644

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$319,529	$264,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68,642	69,126
Operating lease right-of-use assets amortization expense	30,842	37,336
Bad debt expense	2,739	12,888
Deferred taxes	(11,760)	(54,851)
Stock-based compensation expense	109,536	68,292
Unrealized (gain)/loss on derivative instruments	(7,904)	20,469
Impairment charges	688	21,212
Loss on sale of business	25,922	—
Other	1,106	63,914
Changes in assets and liabilities:
Trade receivables and contract assets	6,145	(196,675)
Prepaid and other assets	13,208	(7,787)
Accounts payable	837	8,769
Accrued expenses and other liabilities	(95,570)	(7,100)
Operating lease liabilities	(34,310)	(41,395)
Income taxes payable	(38,385)	19,460
Net cash provided by operating activities	391,265	278,035
Cash flows from investing activities:
Purchases of property and equipment	(18,420)	(60,134)
Purchases of short-term investments	(10,865)	(60,000)
Proceeds from short-term investments	10,865	—
Acquisition of business, net of cash acquired (Note 3)	(13,997)	(10,530)
Cash sold as part of sale of business, net of proceeds	(2,169)	—
Purchases of non-marketable securities	(3,281)	(1,625)
Other investing activities, net	(8,204)	(19,499)
Net cash used in investing activities	(46,071)	(151,788)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	28,612	31,368
Payments of withholding taxes related to net share settlements of restricted stock units	(28,202)	(22,101)
Proceeds from debt	764	4,114
Repayment of debt	(2,607)	(11,542)
Repurchase of common stock	(128,433)	—
Payment of contingent consideration for previously acquired business	(8,684)	(6,626)
Purchase of subsidiary shares from noncontrolling interest	(1,972)	(2,254)
Other financing activities, net	(2,895)	(3,025)
Net cash used in financing activities	(143,417)	(10,066)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,632)	(75,876)
Net increase in cash, cash equivalents and restricted cash	196,145	40,305
Cash, cash equivalents and restricted cash, beginning of period	1,683,636	1,449,347
Cash, cash equivalents and restricted cash, end of period	$1,879,781	$1,489,652

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
Balance sheet classification
Cash and cash equivalents	$1,872,977	$1,681,344
Restricted cash in Prepaid and other current assets	5,441	430
Restricted cash in Other noncurrent assets	1,363	1,862
Total restricted cash	$6,804	$2,292
Total cash, cash equivalents and restricted cash	$1,879,781	$1,683,636

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, which have been impacted by the invasion of Ukraine and where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of September 30, 2023, the Company had $51.7 million of cash and cash equivalents in banks in Ukraine and $37.1 million of cash and cash equivalents in banks in Belarus. Cash in Ukraine and Belarus is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition. See Note 2 “Impact of the Invasion of Ukraine” for further discussion of the Company’s response to the invasion of Ukraine and sale of its operations in Russia.
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

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Swiss francs and Canadian dollars and incurs expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Mexican pesos, Hungarian forints, Colombian pesos, Canadian dollars and Chinese yuan renminbi. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee and Hungarian forint transactions. See Note 6 “Derivative Financial Instruments” for further discussion regarding the Company’s termination of the hedging program for the Russian ruble.
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
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. As of September 30, 2023, the Company had $65.3 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $51.5 million, laptops with a net book value of $7.6 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $4.8 million, and leasehold improvements located throughout Ukraine with a net book value of $1.4 million. Additionally, as of September 30, 2023, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $9.6 million. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's customers and employees and the work of EPAM volunteers on the ground. During the three and nine months ended September 30, 2023, the Company expensed $3.6 million and $13.6 million, respectively, related to this commitment, which included special cash payments to support impacted employees, financial and medical support for impacted families, travel, meals and lodging expenses, and donations to third-party humanitarian organizations. Of the expensed amount for the three and nine months ended September 30, 2023, $3.0 million and $8.3 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $0.6 million and $5.3 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. During the three and nine months ended September 30, 2022, the Company expensed $4.5 million and $38.5 million, respectively, related to this commitment, which included special cash payments to support impacted employees, financial and medical support for impacted families, travel, meals and lodging expenses, and donations to third-party humanitarian organizations. Of this expensed amount for the three and nine months ended September 30, 2022, $2.9 million and $25.3 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $1.6 million and $13.2 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. As of September 30, 2023, the Company has $41.6 million remaining to be expensed under this humanitarian commitment.

The Company executed its business continuity plans following the invasion to assist relocating employees residing in Ukraine and the surrounding region impacted by the war and geopolitical uncertainty to other countries and to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacities to ensure the continuity of delivery for its customers who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion and ongoing war. In addition to costs incurred as part of EPAM’s humanitarian commitment to Ukraine, during the three and nine months ended September 30, 2023 the Company incurred $0.0 million and $9.4 million of expenses, respectively, related to these standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). Also, during the three and nine months ended September 30, 2023 the Company incurred expenses of $0.4 million and $0.9 million, respectively, related to its geographic repositioning efforts, classified as Selling, general and administrative expenses.
During the three and nine months ended September 30, 2022, the Company incurred expenses of $1.0 million and $12.9 million, respectively, related to the standby resources, classified as Cost of revenues (exclusive of depreciation and amortization) and $4.4 million and $37.5 million, respectively, related to its geographic repositioning efforts, classified as Selling, general and administrative expenses. During the nine months ended September 30, 2022, the Company also recorded an impairment charge of $1.3 million, classified as Interest and other income, net related to a financial asset in Ukraine which the Company believed to be unrealizable due to the events in Ukraine.
In response to the attacks on Ukraine, EPAM announced on March 4, 2022, it would discontinue services to customers located in Russia. Based on this change in facts and circumstances, the long-term cash flow forecast for the Company’s operations in Russia and its Russia reporting unit were significantly reduced. The reduction in the long-term cash flow forecasts indicated that the carrying amounts of goodwill and long-lived assets associated with the Company’s Russia reporting unit and operations in Russia may not be recoverable, and the carrying value of these assets was tested for impairment. The Company relied on the income approach to estimate the fair values of the Russia reporting unit and long-lived assets and considered multiple scenarios including the continuing operation and exit of operations in Russia. Reflecting the negative long-term cash flow forecasts that each of these scenarios produced for these assets, during the three months ended March 31, 2022, the Company recorded impairments of Property and equipment, net of $15.1 million, Operating lease right-of-use assets, net of $3.8 million, and Goodwill of $0.7 million. These asset impairment charges are included in Selling, general and administrative expenses in the condensed consolidated financial statements for the nine months ended September 30, 2022.
Additionally, the Company evaluated trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded a bad debt expense of $5.7 million reflecting the deterioration of creditworthiness of its customers in Russia during the nine months ended September 30, 2022. Amounts recorded to bad debt expense during the three and nine months ended September 30, 2023 and three months ended September 30, 2022 related to customers located in Russia were not material. Also, during the three and nine months ended September 30, 2022, the Company incurred employee separation costs of $0.7 million and $16.9 million, respectively, in connection with the decision to exit its operations in Russia, with no such costs incurred during the three and nine months ended September 30, 2023.
On July 26, 2023, the Company completed the sale of its remaining holdings in Russia to a third-party. The Company recorded a loss on sale of $25.9 million during the third quarter of 2023, including the recognition of the accumulated currency translation loss related to this foreign entity that was previously included in Accumulated other comprehensive loss in the condensed consolidated financial statements.
3.ACQUISITIONS
2022 Acquisitions — During the year ended December 31, 2022, the Company completed two acquisitions with a total purchase price of $13.6 million including contingent consideration with acquisition-date fair value of $2.6 million. These acquisitions expanded EPAM’s capabilities to deliver end-to-end solutions for designing and building sophisticated commerce platforms, provided opportunities for geographic expansion as well as added $3.4 million of intangible assets, consisting of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material individually or in the aggregate.
2023 Acquisition — During the three months ended September 30, 2023, the Company completed one acquisition with a total purchase price of $28.9 million including contingent consideration with acquisition-date fair value of $14.9 million. This acquisition expanded EPAM’s capabilities in software design and product development, as well as added $8.3 million of intangible assets, consisting of customer relationships. Pro forma results of operations have not been presented because the effect of this acquisition on the Company’s condensed consolidated financial statements was not material.

4.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2023	$216,960	$312,112	$529,072
2023 Acquisition	20,537	—	20,537
2022 Acquisitions purchase accounting adjustments	—	87	87
Effect of net foreign currency exchange rate changes	(24)	(1,495)	(1,519)
Balance as of September 30, 2023	$237,473	$310,704	$548,177
The Russia segment had accumulated goodwill impairment losses of $2.9 million as of September 30, 2023 and December 31, 2022. There were no accumulated impairment losses in the North America or Europe reportable segments as of September 30, 2023 or December 31, 2022.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$2,136	$—	$2,136	$—
Total assets measured at fair value on a recurring basis	$2,136	$—	$2,136	$—

Foreign exchange derivative liabilities	$5,789	$—	$5,789	$—
Contingent consideration	28,150	—	—	28,150
Total liabilities measured at fair value on a recurring basis	$33,939	$—	$5,789	$28,150

	As of December 31, 2022
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$12,191	$—	$12,191	$—
Rights to acquire noncontrolling interest in consolidated subsidiaries	334	—	—	334
Total assets measured at fair value on a recurring basis	$12,525	$—	$12,191	$334

Foreign exchange derivative liabilities	$9,350	$—	$9,350	$—
Contingent consideration	24,308	—	—	24,308
Total liabilities measured at fair value on a recurring basis	$33,658	$—	$9,350	$24,308
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 6 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.

The fair value of the contingent consideration was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rates used to determine the fair value of contingent consideration both as of September 30, 2023 and December 31, 2022, were at a maximum of 20.0%, if a rate was applied. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statement of income.
A reconciliation of the beginning and ending balances of Level 3 contingent consideration using significant unobservable inputs for the nine months ended September 30, 2023 is as follows:

Amount
Contingent consideration as of January 1, 2023	$24,308
2023 Acquisition	14,850
Changes in fair value of contingent consideration included in Interest and other income, net	1,814
Payment of contingent consideration for previously acquired businesses	(12,844)
Effect of foreign currency exchange rate changes, net	22
Contingent consideration as of September 30, 2023	$28,150
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

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Financial Assets:
Cash equivalents:
Money market funds	$154,147	$154,147	$154,147	$—	$—
Time deposits	199,678	199,678	—	199,678	—
Total cash equivalents	$353,825	$353,825	$154,147	$199,678	$—
Restricted cash	$6,804	$6,804	$6,804	$—	$—
Time deposits included in Short-term investments	$60,431	$60,431	$—	$60,431	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$55,501	$55,501	$—	$55,501	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Financial Assets:
Cash equivalents:
Money market funds	$312,321	$312,321	$312,321	$—	$—
Total cash equivalents	$312,321	$312,321	$312,321	$—	$—
Restricted cash	$2,292	$2,292	$2,292	$—	$—
Time deposits included in Short-term investments	$60,336	$60,336	$—	$60,336	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$53,636	$53,636	$—	$53,636	$—
During the year ended December 31, 2022, the Company completed an asset acquisition of software licenses for use in the regular course of business for a purchase price of $66.1 million, which included an upfront payment of $13.3 million and fixed deferred consideration, payable in annual installments, with an acquisition-date fair value of $52.8 million. To estimate fair value, the future payments were discounted to present value using a discount rate based on the estimated borrowing rate of the Company. The weighted average discount rate used to determine the acquisition-date fair value was 5.2%. See Note 14 “Commitments and Contingencies” for more information regarding the deferred consideration.
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $31.7 million and $28.4 million as of September 30, 2023 and December 31, 2022, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.
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
During the three months ended March 31, 2022, in response to the invasion of Ukraine, the Company de-designated its Russian ruble foreign exchange forward contracts as hedges and entered into offsetting foreign exchange forward contracts with the same counterparty. The Company determined it was probable the underlying forecasted foreign currency transactions which were hedged would not occur and reclassified the accumulated loss of $43.9 million on the underlying hedges into income which is classified as foreign exchange loss in the condensed consolidated statement of income. As of September 30, 2023, all of the Company’s Russian ruble foreign exchange forwards contracts had settled.
As of September 30, 2023, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 were as follows:

		As of September 30, 2023		As of December 31, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$2,136		$12,191
	Accrued expenses and other current liabilities		$5,789		$1,445
Foreign exchange forward contracts - Not designated as hedging instruments	Accrued expenses and other current liabilities		$—		$7,905

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 8.3 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were immaterial for the three and nine months ended September 30, 2023 and 2022. See Note 2 “Impact of the Invasion of Ukraine” for discussion of impairment of right-of-use assets in Russia.

During the three and nine months ended September 30, 2023 and 2022, the components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Classification	2023	2022	2023	2022
Operating lease cost	Selling, general and administrative expenses	$11,592	$12,204	$34,725	$40,303
Variable lease cost	Selling, general and administrative expenses	2,905	2,263	9,941	7,791
Short-term lease cost	Selling, general and administrative expenses	998	916	4,609	3,382
Total lease cost		$15,495	$15,383	$49,275	$51,476
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12,383	$13,024	$37,628	$43,490
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,815	$6,111	$10,843	$30,843
Non-cash net increase/(decrease) due to lease modifications:
Operating lease right-of-use assets	$1,312	$3,260	$7,203	$(2,587)
Operating lease liabilities	$1,276	$3,163	$7,416	$(3,946)

Weighted average remaining lease term and discount rate as of September 30, 2023 and 2022 were as follows:

	As of September 30, 2023	As of September 30, 2022
Weighted average remaining lease term, in years:
Operating leases	5.0	5.5
Weighted average discount rate:
Operating leases	3.9%	2.4%
As of September 30, 2023, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2023 (excluding nine months ended September 30, 2023)	$11,491
2024	41,039
2025	32,609
2026	26,005
2027	16,942
Thereafter	32,083
Total lease payments	160,169
Less: imputed interest	(13,543)
Total	$146,626
The Company had committed to payments of $12.3 million related to operating lease agreements that had not yet commenced as of September 30, 2023. These operating leases will commence on various dates during 2023 and 2024 with lease terms ranging from 0.2 to 7.3 years. The Company did not have any material finance lease agreements that had not yet commenced.
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
Borrowings under the 2021 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $150.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2021 Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful.
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of September 30, 2023, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of September 30, 2023	As of December 31, 2022
Outstanding debt	$25,000	$25,000
Interest rate	6.3%	5.2%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

9.COST OPTIMIZATION PROGRAM
During the third quarter ended September 30, 2023 the Company initiated a Cost Optimization Program to streamline operations and optimize corporate functions. This program is expected to include workforce reduction and closure of underutilized facilities.
The Company recorded $7.1 million of expenses during the three and nine months ended September 30, 2023 which are classified in Selling, general and administrative expenses in the condensed consolidated statements of income. The Company did not allocate these charges to individual segments as they are not considered by the chief operating decision maker during the review of segment results. Accordingly, such expenses are separately disclosed in our segment reporting as “Other unallocated expenses” (See Note 15 “Segment Information”).
Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2022	Charges	Payments Made	Balance at September 30. 2023
2023 Cost Optimization Program
Employee separation costs	$—	$7,116	$(3,379)	$3,737
Total	$—	$7,116	$(3,379)	$3,737

The Company expects to complete all restructuring actions commenced during the three months ended September 30, 2023 by the end of the first quarter of 2024 and to incur additional charges of approximately $15.0 million related primarily to employee severance and facility exit costs. The actual amount and timing of severance and other costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.

10.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by customer location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$654,717	$22,693	$—	$677,410
EMEA	29,251	416,986	—	446,237
APAC	786	24,265	—	25,051
CEE	24	1,869	1,545	3,438
Revenues	$684,778	$465,813	$1,545	$1,152,136

	Nine Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$1,991,871	$73,797	$631	$2,066,299
EMEA	80,252	1,289,007	—	1,369,259
APAC	2,161	73,919	—	76,080
CEE	522	5,679	15,444	21,645
Revenues	$2,074,806	$1,442,402	$16,075	$3,533,283

	Three Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$723,015	$23,575	$501	$747,091
EMEA	22,621	415,595	—	438,216
APAC	1,237	30,139	—	31,376
CEE	1,510	700	8,027	10,237
Revenues	$748,383	$470,009	$8,528	$1,226,920

	Nine Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Customer Locations
Americas	$2,080,752	$72,351	$2,393	$2,155,496
EMEA	70,909	1,212,144	99	1,283,152
APAC	2,813	88,321	—	91,134
CEE	5,277	1,107	57,229	63,613
Revenues	$2,159,751	$1,373,923	$59,721	$3,593,395
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$115,778	$146,837	$342	$262,957
Financial Services	131,499	114,122	814	246,435
Business Information & Media	104,863	78,983	15	183,861
Software & Hi-Tech	136,520	37,545	281	174,346
Life Sciences & Healthcare	109,137	15,143	(36)	124,244
Emerging Verticals	86,981	73,183	129	160,293
Revenues	$684,778	$465,813	$1,545	$1,152,136

	Nine Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$359,475	$451,531	$3,770	$814,776
Financial Services	410,527	358,091	7,450	776,068
Business Information & Media	327,378	248,351	196	575,925
Software & Hi-Tech	422,073	115,137	1,545	538,755
Life Sciences & Healthcare	305,700	44,123	120	349,943
Emerging Verticals	249,653	225,169	2,994	477,816
Revenues	$2,074,806	$1,442,402	$16,075	$3,533,283

	Three Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$131,181	$147,271	$1,950	$280,402
Financial Services	134,673	115,372	4,741	254,786
Business Information & Media	121,703	87,028	167	208,898
Software & Hi-Tech	170,818	34,513	59	205,390
Life Sciences & Healthcare	116,878	12,569	228	129,675
Emerging Verticals	73,130	73,256	1,383	147,769
Revenues	$748,383	$470,009	$8,528	$1,226,920

	Nine Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Travel & Consumer	$384,360	$424,140	$13,539	$822,039
Financial Services	381,887	345,468	38,477	765,832
Business Information & Media	346,675	253,610	786	601,071
Software & Hi-Tech	488,134	100,814	1,248	590,196
Life Sciences & Healthcare	344,148	37,378	444	381,970
Emerging Verticals	214,547	212,513	5,227	432,287
Revenues	$2,159,751	$1,373,923	$59,721	$3,593,395
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$602,765	$391,479	$1,355	$995,599
Fixed-price	73,640	73,226	190	147,056
Licensing and other revenues	8,373	1,108	—	9,481
Revenues	$684,778	$465,813	$1,545	$1,152,136

	Nine Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,854,159	$1,233,271	$11,168	$3,098,598
Fixed-price	202,144	205,897	4,873	412,914
Licensing and other revenues	18,503	3,234	34	21,771
Revenues	$2,074,806	$1,442,402	$16,075	$3,533,283

	Three Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$673,927	$405,030	$5,887	$1,084,844
Fixed-price	69,565	64,426	2,424	136,415
Licensing and other revenues	4,891	553	217	5,661
Revenues	$748,383	$470,009	$8,528	$1,226,920

	Nine Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,955,361	$1,172,981	$39,226	$3,167,568
Fixed-price	192,322	198,641	20,195	411,158
Licensing and other revenues	12,068	2,301	300	14,669
Revenues	$2,159,751	$1,373,923	$59,721	$3,593,395

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$682,410	$465,286	$1,545	$1,149,241
Transferred at a point of time	2,368	527	—	2,895
Revenues	$684,778	$465,813	$1,545	$1,152,136

	Nine Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,066,081	$1,440,682	$16,042	$3,522,805
Transferred at a point of time	8,725	1,720	33	10,478
Revenues	$2,074,806	$1,442,402	$16,075	$3,533,283

	Three Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$746,352	$468,118	$8,316	$1,222,786
Transferred at a point of time	2,031	1,891	212	4,134
Revenues	$748,383	$470,009	$8,528	$1,226,920

	Nine Months Ended September 30, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,153,772	$1,371,390	$59,447	$3,584,609
Transferred at a point of time	5,979	2,533	274	8,786
Revenues	$2,159,751	$1,373,923	$59,721	$3,593,395
During the three and nine months ended September 30, 2023, the Company recognized $9.2 million and $7.1 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $12.3 million and $7.2 million during the three and nine months ended September 30, 2022, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of September 30, 2023. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$12,016	$2,930	$931	$—	$15,877
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
Contract assets included in Trade receivables and contract assets, net	$29,331	$11,490
Contract liabilities included in Accrued expenses and other current liabilities	$26,904	$36,036
Contract liabilities included in Other noncurrent liabilities	$630	$42
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased from December 31, 2022 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s customers for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have decreased from December 31, 2022 primarily due to completion of services performed for customers during the first nine months of 2023.
During the three and nine months ended September 30, 2023, the Company recognized $3.1 million and $27.4 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2022. During the three and nine months ended September 30, 2022, the Company recognized $2.0 million and $34.0 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2021.

11.STOCKHOLDERS’ EQUITY

Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues (exclusive of depreciation and amortization)	$18,142	$17,474	$49,569	$31,782
Selling, general and administrative expenses	19,705	15,813	59,967	36,510
Total	$37,847	$33,287	$109,536	$68,292
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2023	1,923	$98.92
Options granted	114	$295.73
Options exercised	(292)	$34.59
Options forfeited	(3)	$304.41
Options expired	(4)	$332.74
Options outstanding at September 30, 2023	1,738	$121.77	$253,440	3.5

Options vested and exercisable as of September 30, 2023	1,452	$88.07	$250,628	2.5
Options expected to vest as of September 30, 2023	270	$292.64	$2,739	8.5
As of September 30, 2023, $26.5 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.3 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2023:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2023	916	$291.19	99	$257.74
Awards granted	502	$296.40	36	$299.00
Awards modified	(15)	$278.52	15	$305.59
Awards vested	(305)	$270.64	(44)	$239.75
Awards forfeited/cancelled	(67)	$306.98	(4)	$244.87
Unvested service-based awards outstanding at September 30, 2023	1,031	$298.95	102	$287.41

As of September 30, 2023, $225.8 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.
As of September 30, 2023, $19.3 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.
The liability associated with the service-based liability-classified RSUs as of September 30, 2023 and December 31, 2022, was $4.4 million and $10.2 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based awards for the nine months ended September 30, 2023:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2023	9	$165.87	15	$412.60
Awards vested	(9)	$165.87	(1)	$438.26
Awards forfeited/cancelled	—	—	(1)	$363.93
Unvested performance-based awards outstanding at September 30, 2023	—	$—	13	$413.14
As of September 30, 2023, $2.4 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years.

2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months in April and November. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the nine months ended September 30, 2023, the ESPP participants purchased 77 thousand shares of common stock under the ESPP. During the nine months ended September 30, 2022, the ESPP participants purchased 55 thousand shares of common stock under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and nine months ended September 30, 2023, the Company recognized $3.1 million and $9.7 million, respectively, of stock-based compensation expense related to the ESPP. For the three and nine months ended September 30, 2022, the Company recognized $4.7 million and $10.0 million, respectively, of stock-based compensation expense related to the ESPP. As of September 30, 2023, total unrecognized stock-based compensation cost related to the ESPP was $1.1 million, which is expected to be recognized over a period of 0.1 years.
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

As of September 30, 2023, the Company has commitments to grant up to $25.4 million of equity awards with the number of awards to be determined based on future stock prices. These awards contain performance criteria that will determine the number of future awards to be issued and there is a service-based vesting requirement after the grant date associated with these awards. As these awards are considered granted for accounting purposes, in determining the expense, the Company adjusts the expected settlement based on the probability of achievement of the performance criteria. Related to these awards, the amount of stock-based compensation expense recorded in the condensed consolidated statements of income for the three months ended September 30, 2023 was not material.
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
During the three and nine months ended September 30, 2023, the Company repurchased 318 thousand and 543 thousand shares of its common stock for $78.5 million and $128.4 million, respectively, in cash. All of the repurchased shares have been retired. As of September 30, 2023, a remaining balance of $371.6 million was available for purchases of the Company’s common stock under the share repurchase program authorized by the Company’s Board of Directors.

12.INCOME TAXES
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
The Company’s worldwide effective tax rate for the three months ended September 30, 2023 and 2022 was 26.3% and 18.4%, respectively, and 21.9% and 13.6% during the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $1.7 million and $10.9 million during the three months ended September 30, 2023 and 2022, respectively, and $15.1 million and $31.4 million during the nine months ended September 30, 2023 and 2022, respectively. Additionally, during the three and nine months ended September 30, 2022, the Company’s effective tax rate benefited from the recognition of one-time benefits of $1.3 million and $8.5 million, respectively, resulting from the Company’s decision to change the tax status and to classify certain of its foreign subsidiaries as disregarded entities for U.S. income tax purposes. During the three and nine months ended September 30, 2023, the Company’s effective tax rate increased due to a $3.6 million charge in the third quarter associated with the completion of EPAM’s exit from Russia.
13.EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of computing basic earnings per share, any unvested shares of restricted stock that have been issued by the Company and are contingently returnable to the Company are excluded from the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested restricted stock, unvested equity-settled RSUs and the stock to be issued under the Company’s ESPP. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$97,204	$156,054	$319,529	$264,377
Numerator for basic and diluted earnings per share	$97,204	$156,054	$319,529	$264,377

Denominator:
Weighted average common shares for basic earnings per share	57,853	57,420	57,850	57,194
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	1,095	1,937	1,293	1,914
Weighted average common shares for diluted earnings per share	58,948	59,357	59,143	59,108

Net income per share:
Basic	$1.68	$2.72	$5.52	$4.62
Diluted	$1.65	$2.63	$5.40	$4.47
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 452 thousand and 410 thousand during the three and nine months ended September 30, 2023, respectively.
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 158 thousand and 252 thousand during the three and nine months ended September 30, 2022, respectively.
14.COMMITMENTS AND CONTINGENCIES
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

Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, future annual payments due over the next 4 years. As of September 30, 2023, the undiscounted deferred consideration amounts owed totaled approximately $60.0 million and are expected to be paid as follows: $14.2 million during the remainder of 2023, $14.0 million in 2024, $15.1 million in 2025, and $16.7 million in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

15.SEGMENT INFORMATION
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
On July 26, 2023, the Company completed the sale of its remaining holdings in Russia to a third party. As a result of this sale, the Company no longer has operations associated with this segment. See Note 2 “Impact of the Invasion of Ukraine” for more information.
Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment revenues:
North America	$684,778	$748,383	$2,074,806	$2,159,751
Europe	465,813	470,009	1,442,402	1,373,923
Russia	1,545	8,528	16,075	59,721
Total segment revenues	$1,152,136	$1,226,920	$3,533,283	$3,593,395
Segment operating profit/(loss):
North America	$132,438	$175,845	$386,929	$429,999
Europe	64,074	64,813	188,779	156,920
Russia	(118)	1,507	(5,866)	(16,315)
Total segment operating profit	$196,394	$242,165	$569,842	$570,604
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.

There were no customers that accounted for more than 10% of total segment revenues during the three and nine months ended September 30, 2023 and 2022.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total segment operating profit:	$196,394	$242,165	$569,842	$570,604
Unallocated amounts:
Stock-based compensation expense	(37,847)	(33,287)	(109,536)	(68,292)
Amortization of intangibles assets	(5,688)	(5,584)	(16,708)	(16,584)
Other acquisition-related expenses	(867)	(265)	(2,448)	(934)
Loss on sale of business	(25,922)	—	(25,922)	—
Other unallocated expenses	(12,042)	(22,802)	(36,483)	(82,305)
Income from operations	114,028	180,227	378,745	402,489
Interest and other income, net	13,931	4,228	37,162	5,642
Foreign exchange gain/(loss)	3,893	6,691	(6,725)	(102,035)
Income before provision for income taxes	$131,852	$191,146	$409,182	$306,096

Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of September 30, 2023	As of December 31, 2022
Ukraine	$65,277	$70,183
United States	56,995	68,804
Belarus	51,761	57,311
Poland	12,213	14,685
India	6,856	8,506
Hungary	6,752	8,552
Other	39,800	45,307
Total	$239,654	$273,348
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia, impairment of long-lived assets in Russia and the sale of its holdings in Russia.

The table below presents information about the Company’s revenues by customer location for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$652,757	$715,314	$1,981,816	$2,059,293
United Kingdom	140,718	160,683	448,526	463,610
Switzerland	91,504	76,191	270,862	237,247
Netherlands	59,020	56,996	176,528	158,054
Germany	44,843	40,116	132,606	116,379
Canada	21,808	29,145	76,125	87,985
Russia	1,545	8,013	13,290	56,692
Other locations	139,941	140,462	433,530	414,135
Total	$1,152,136	$1,226,920	$3,533,283	$3,593,395

16.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency translation
Beginning balance	$(81,158)	$(68,469)	$(101,780)	$(52,747)
Foreign currency translation	(33,292)	(69,674)	(9,231)	(82,812)
Net loss reclassified into Loss on sale of business	23,931	—	23,931	—
Income tax benefit	3,560	12,751	121	10,167
Foreign currency translation, net of tax	(5,801)	(56,923)	14,821	(72,645)
Ending balance	$(86,959)	$(125,392)	$(86,959)	$(125,392)
Cash flow hedging instruments
Beginning balance	$10,920	$(9,845)	$8,306	$(3,417)
Unrealized (loss)/ gain in fair value	(8,805)	(15,222)	7,028	(72,827)
Net (gain)/ loss reclassified into Cost of revenues (exclusive of depreciation and amortization)	(8,764)	8,186	(21,248)	13,647
Net (gain)/ loss reclassified into Foreign exchange loss	(211)	112	(178)	43,940
Income tax benefit	4,036	1,572	3,268	3,460
Cash flow hedging instruments, net of tax	(13,744)	(5,352)	(11,130)	(11,780)
Ending balance(1)	$(2,824)	$(15,197)	$(2,824)	$(15,197)
Defined benefit plans
Beginning balance	$(1,847)	$1,957	$(1,847)	$1,957
Ending balance	$(1,847)	$1,957	$(1,847)	$1,957
Accumulated other comprehensive loss	$(91,630)	$(138,632)	$(91,630)	$(138,632)
(1) As of September 30, 2023, the ending balance of net unrealized loss related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

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
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as the broader region, and we have continued to support relocating our employees to lower risk locations, both in Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of September 30, 2023, Ukraine remains the delivery location with the most delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts.
Prior to the attack in February 2022, Russia was our third largest delivery location by the number of delivery professionals. In April 2022, the Company announced the beginning of a phased exit of our operations in Russia in close collaboration with our employees, contractors, and customers. We have discontinued services to certain customers located in Russia and on July 26, 2023, we completed the sale of our remaining holdings in Russia to a third party.

The impact of Russia’s invasion of Ukraine on our operations, personnel, and physical assets in Ukraine has had, and, along with any escalation of the war that includes Belarus’ territory or military, could continue to have a material adverse effect on our operations. Actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other companies and organizations against officials, individuals, regions, and industries in Belarus, and Belarus’ responses to those sanctions, including counter-sanctions and other actions, have had and could continue to have a material adverse effect on our operations. Customers have and may continue to seek altered terms, conditions, and delivery locations for the performance of services, delay planned work or seek services from alternate providers, or suspend, terminate, fail to renew, or reduce existing contracts or services, which could have a material adverse effect on our financial condition. Some of our customers have implemented steps to block internet communications with Ukraine and Belarus to protect against potential cyberattacks or other information security threats, which has caused a material adverse effect on our ability to deliver our services to these customers from those locations. Such material adverse effects disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, restrict our ability to engage in certain projects in the region and serve certain customers in or from the region, and could negatively impact our personnel, operations, financial results and business outlook. Our Board of Directors continues its oversight of our strategic, geopolitical, and cybersecurity risks and the risks related to our geographic expansion. Our Board has received updates from management during both regular and special meetings, while also providing oversight of the risks associated with Russia’s invasion of Ukraine and other strategic areas of importance related to the war.
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
Implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and the cost of our phased exit from Russia resulted in materially increased expenses during 2022 and these expenses continue to be incurred in the first nine months of 2023. We expect some of those expenses will continue to occur in subsequent quarters for some time in the future.
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
Year-to-Date 2023 Developments and Trends
Our business was disrupted by the war in Ukraine that began in the latter part of the first quarter of 2022 and has continued to create uncertainties through September 30, 2023 and beyond. In addition, our business and operating results were negatively impacted in the first nine months of 2023 by reduced demand for our services as our customers took action to reduce spending in light of the anticipated global slowdown in economic activity. For the first nine months of 2023, our revenues were $3.533 billion, a decrease of 1.7% from $3.593 billion reported for the same period of 2022. Income from operations as a percentage of revenues decreased to 10.7% for the nine months ended September 30, 2023 as compared to 11.2% for the nine months ended September 30, 2022, largely driven by an increase in compensation and benefits costs including stock-based compensation expense and recognition of a $25.9 million loss from the sale of the Russia business, partially offset by lower variable compensation expense and a decrease in expenses associated with the geographic repositioning of our workforce and humanitarian efforts for Ukraine.

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
During the three and nine months ended September 30, 2023, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands, except percentages and per share data)
Revenues	$1,152,136	100.0%	$1,226,920	100.0%	$3,533,283	100.0%	$3,593,395	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	794,265	68.9%	826,796	67.4%	2,458,881	69.6%	2,453,955	68.3%
Selling, general and administrative expenses(2)	194,829	16.9%	198,021	16.1%	601,093	17.0%	667,825	18.6%
Depreciation and amortization expense	23,092	2.0%	21,876	1.8%	68,642	2.0%	69,126	1.9%
Loss on sale of business	25,922	2.3%	—	—%	25,922	0.7%	—	—%
Income from operations	114,028	9.9%	180,227	14.7%	378,745	10.7%	402,489	11.2%
Interest and other income, net	13,931	1.2%	4,228	0.4%	37,162	1.1%	5,642	0.1%
Foreign exchange gain/(loss)	3,893	0.3%	6,691	0.5%	(6,725)	(0.2)%	(102,035)	(2.8)%
Income before provision for income taxes	131,852	11.4%	191,146	15.6%	409,182	11.6%	306,096	8.5%
Provision for income taxes	34,648	3.0%	35,092	2.9%	89,653	2.6%	41,719	1.1%
Net income	$97,204	8.4%	$156,054	12.7%	$319,529	9.0%	$264,377	7.4%
Effective tax rate	26.3%		18.4%		21.9%		13.6%
Diluted earnings per share	$1.65		$2.63		$5.40		$4.47

(1)Includes $18,142 and $17,474 of stock-based compensation expense for the three months ended September 30, 2023 and 2022, respectively, and $49,569 and $31,782 of stock-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively.
(2)Includes $19,705 and $15,813 of stock-based compensation expense for the three months ended September 30, 2023 and 2022, respectively, and $59,967 and $36,510 of stock-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively.

Consolidated Results Review
Revenues
During the three months ended September 30, 2023, our total revenues decreased by 6.1% to $1.152 billion compared to the corresponding period in 2022. Revenues have been negatively impacted by reduced demand for our services as our customers took action to reduce spending in light of the anticipated global slowdown in economic activity and the sale of our remaining holdings in Russia, and positively impacted by fluctuations in foreign currency exchange rates which offset our revenue decline by 1.9% during the three months ended September 30, 2023 as compared to the same period last year.
During the nine months ended September 30, 2023, our total revenues decreased 1.7% over the corresponding period in 2022. The first nine months of 2023 were negatively impacted by reduced demand for our services as our customers took action to reduce spending in light of the anticipated global slowdown in economic activity and our decision to exit Russia and discontinue services to customers there, and positively impacted by growth during the first three months of 2023 and fluctuations in foreign currency exchange rates which offset our revenue decline by 0.4% as compared to the same period last year.
Revenues by customer location for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$677,410	58.8%	$747,091	60.9%	$2,066,299	58.4%	$2,155,496	60.0%
EMEA(2)	446,237	38.7%	438,216	35.7%	1,369,259	38.8%	1,283,152	35.7%
APAC(3)	25,051	2.2%	31,376	2.6%	76,080	2.2%	91,134	2.5%
CEE(4)	3,438	0.3%	10,237	0.8%	21,645	0.6%	63,613	1.8%
Revenues	$1,152,136	100.0%	$1,226,920	100.0%	$3,533,283	100.0%	$3,593,395	100.0%

(1)Americas includes revenues from customers in North, Central and South America.
(2)EMEA includes revenues from customers in Western Europe and the Middle East.
(3)APAC includes revenues from customers in East Asia, Southeast Asia and Australia.
(4)CEE includes revenues from customers in Belarus, Georgia, Kazakhstan, Russia, Ukraine and Uzbekistan. On July 26, 2023, the Company completed the sale of its remaining holdings in Russia to a third-party.
During the three and nine months ended September 30, 2023, the United States continued to be our largest customer location. During the three months ended September 30, 2023, revenues in the United States decreased 8.7% to $652.8 million from $715.3 million in the third quarter of 2022, largely due to a ramp down initiated in the fourth quarter of 2022 of a large transformation program at a customer that was previously in our top 10 customers as well as reduced spending at certain other large accounts and generally slower growth in revenues across a range of customers in the geography. During the nine months ended September 30, 2023, revenues in the United States decreased 3.8% to $1.982 billion compared to $2.059 billion in the same period of the prior year, largely driven by a ramp down initiated in the fourth quarter of 2022 of a large transformation program at a customer that was previously in our top 10 customers as well as reduced spending at certain other large accounts and reduced demand for our services as our customers took action to reduce spending in light of the anticipated global slowdown in economic activity.
The top three revenue contributing customer location countries in EMEA were the United Kingdom, Switzerland and the Netherlands, generating $140.7 million, $91.5 million and $59.0 million in revenues, respectively, during the three months ended September 30, 2023. Revenues from customers in these three countries were $160.7 million, $76.2 million, and $57.0 million, respectively, in the corresponding period last year. Revenues in the EMEA region were positively impacted by the strengthening of the euro, the British pound and Swiss franc relative to the U.S. dollar during the three months ended September 30, 2023 as compared to the same period in the previous year.
During the nine months ended September 30, 2023, the United Kingdom, Switzerland and the Netherlands performed as EMEA’s top revenue generating locations and contributed $448.5 million, $270.9 million, and $176.5 million, respectively, compared to $463.6 million, $237.2 million, and $158.1 million, respectively, in the corresponding period last year. Revenues in the EMEA region were positively impacted by the strengthening of the euro, Swiss franc and the British pound relative to the U.S. dollar during the nine months ended September 30, 2023 as compared to the same period in the previous year.

During the three and nine months ended September 30, 2023, revenues from customers in the APAC region decreased by $6.3 million or 20.2% and $15.1 million or 16.5% compared to the corresponding periods of 2022, mainly due to decline in the Financial Services vertical.
During the three months ended September 30, 2023, revenues in the CEE geography experienced a decrease of $6.8 million as compared to the corresponding period of 2022. Revenues in the region during the three and nine months ended September 30, 2023 included $1.5 million and $13.3 million of revenues from customers in Russia, respectively. On March 4, 2022, we announced our decision to discontinue our services to customers located in Russia and on July 26, 2023, we completed the sale of our remaining holdings in Russia to a third-party. During this time, we have been providing transition support for customers in this market while pursuing the sale and as a result of this sale, the revenues from this geography are expected to dissipate in the future.
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
During the three months ended September 30, 2023, cost of revenues (exclusive of depreciation and amortization) was $794.3 million representing a decrease of 3.9% from $826.8 million in the corresponding period of 2022. The decrease was primarily due to lower compensation and benefits costs, attributable to a 10.0% decrease in the average number of production professionals and reduced variable compensation expense attributable to the lower level of financial performance expected for the year, and a reduction of $1.0 million for unbilled business continuity resources, partially offset by higher compensation and benefits costs, attributable to salary increases and promotions for existing delivery professionals as well as higher compensation and benefits costs resulting from the relocation of employees to higher cost geographies. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 68.9% and 67.4% in the third quarter of 2023 and 2022, respectively. The year-over-year increase in the third quarter of 2023 as compared to the corresponding period of the prior year is primarily due to lower utilization attributable to uneven demand for our services and compensation and benefits costs being a higher percentage of our revenues due to the ongoing transition of customer work to higher cost geographies.
During the nine months ended September 30, 2023, cost of revenues (exclusive of depreciation and amortization) was $2.459 billion representing an increase of 0.2% from $2.454 billion in the corresponding period of 2022. The increase was primarily due to higher compensation and benefits costs, attributable to salary increases and promotions for existing delivery professionals as well as due to the relocation of employees to higher cost geographies, $17.8 million of higher stock-based compensation expenses and the reversal of $21.4 million of previously accrued discretionary compensation expenses in the first quarter of 2022. The increases were partially offset by a decrease of $17.0 million of incremental costs associated with our humanitarian efforts for Ukraine, a decrease of $3.4 million of unbilled business continuity resources and reduced variable compensation expense attributable to the lower level of financial performance expected for the year. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 69.6% and 68.3% for the nine months ended September 30, 2023 and 2022, respectively. The year-over-year increase is primarily due to lower utilization attributable to uneven demand for our services, the ongoing transition of customer work to higher cost geographies, a higher level of stock-based compensation expense, as well as a reversal of previously accrued discretionary compensation expenses in the first quarter of 2022.
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

During the three months ended September 30, 2023, selling, general and administrative expenses were $194.8 million representing a 1.6% decrease as compared to $198.0 million in the corresponding period of 2022. The decrease in selling, general and administrative expenses was largely driven by a $4.7 million decrease in personnel-related costs other than stock-based compensation expense reflecting reduced variable compensation expense attributable to a lower level of financial performance expected for the year, a $4.0 million decrease in expenses associated with the geographic repositioning of our workforce, and a $1.0 million decrease in expenses associated with our humanitarian efforts for Ukraine. These were partially offset by a $3.9 million increase in stock-based compensation expense. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 0.8% to 16.9% for the three months ended September 30, 2023 as compared to the same period from the prior year, primarily driven by higher stock-based compensation expense and higher compensation and benefits costs, attributable to salary increases and promotions for existing employees as well as higher compensation and benefits costs resulting from the relocation of employees to higher cost geographies.
During the nine months ended September 30, 2023, selling, general and administrative expenses were $601.1 million representing a decrease of 10.0% as compared to $667.8 million reported in the corresponding period of 2022. The decrease in selling, general and administrative expenses was largely driven by a $24.2 million decrease in personnel-related costs other than stock-based compensation expense reflecting reduced variable compensation expense attributable to a lower level of financial performance expected for the year, a $36.6 million decrease in expenses associated with the geographic repositioning of our workforce, and a $7.9 million decrease in expenses associated with our humanitarian efforts for Ukraine. These were partially offset by a $23.5 million increase in stock-based compensation expense. Additionally, the nine months ended September 30, 2022 were impacted by the recognition of $19.6 million of impairment charges related to our long-lived assets in Russia and $5.7 million of bad debt expense attributable to customers located in Russia. Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 1.6% to 17.0% for the nine months ended September 30, 2023 as compared to the same period from the prior year primarily driven by reductions in impairment charges, expenses associated with the geographic repositioning of our workforce, costs related to our humanitarian efforts for Ukraine, and variable compensation expense.
During the three and nine months ended September 30, 2023, selling, general and administrative expenses included $7.1 million of employee separation costs incurred as part of the Cost Optimization Program. See Note 9 “Cost Optimization Program” for more information regarding the Company’s restructuring decision.
Depreciation and Amortization Expense
During the three and nine months ended September 30, 2023, depreciation and amortization expense was $23.1 million and $68.6 million, respectively, as compared to $21.9 million and $69.1 million, respectively, in the corresponding periods last year. The increase in depreciation and amortization expense during the three months ended September 30, 2023 is primarily the result of increased depreciation on software licenses as compared to the corresponding period last year. The decrease in depreciation and amortization expense during the nine months ended September 30, 2023 is primarily the result of lower depreciation on leasehold improvements and desktop hardware driven by our phased exit from our operations in Russia, partially offset by increased depreciation on software licenses. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent at 2.0% during both the three and nine months ended September 30, 2023 as compared to 1.8% and 1.9% in the corresponding periods of 2022.
Loss on Sale of Business
On July 26, 2023, the Company completed the sale of its remaining holdings in Russia to a third-party. The Company recorded a loss on sale of $25.9 million during the third quarter of 2023, including the recognition of the accumulated currency translation loss related to this foreign entity that was previously included in Accumulated other comprehensive loss.

Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, government grant income, and changes in the fair value of contingent consideration. Interest and other income, net increased from $4.2 million and $5.6 million during the three and nine months ended September 30, 2022, respectively, to $13.9 million and $37.2 million during the three and nine months ended September 30, 2023, respectively. This increase in Interest and other income, net during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was largely driven by an $11.8 million increase in interest income from our cash, cash equivalents and short-term investments, driven by improved interest rates, and a $2.1 million decrease in loss due to the change in fair value of contingent consideration, partially offset by a $2.9 million decrease in government grant income. The increase in Interest and other income, net during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was largely driven by a $31.2 million increase in interest income from our cash, cash equivalents and short-term investments, a $6.7 million decrease in loss due to the change in fair value of contingent consideration, partially offset by a $1.2 million decrease in government grant income.
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

Our effective tax rate was 26.3% and 21.9% for the three and nine months ended September 30, 2023, respectively, and 18.4% and 13.6% for the three and nine months ended September 30, 2022, respectively. The increase in the effective tax rate in the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock-based awards as a percentage of pre-tax income in the current period. Excess tax benefits recorded upon vesting or exercise of stock-based awards were $1.7 million and $15.1 million during the three and nine months ended September 30, 2023, respectively, and $10.9 million and $31.4 million during the three and nine months ended September 30, 2022, respectively. Additionally, during the three and nine months ended September 30, 2022 the Company’s effective tax rate benefited from the recognition of one-time benefits of $1.3 million and $8.5 million, respectively, resulting from the Company’s decision to change the tax status and to classify certain of its foreign subsidiaries as disregarded entities for U.S. income tax purposes. During the three and nine months ended September 30, 2023, the Company’s effective tax rate was also negatively impacted by a $3.6 million charge in the quarter associated with the completion of EPAM’s exit from Russia.

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
On March 4, 2022, we announced that we will discontinue our services to customers located in Russia while staying committed to providing transition support for customers in this market and in April 2022 began the process of a phased exit of our operations in Russia. On July 26, 2023, we completed the sale of our remaining holdings in Russia to a third party.
Revenues from external customers and operating profit/(loss), before unallocated expenses, by reportable segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Segment revenues:
North America	$684,778	$748,383	$2,074,806	$2,159,751
Europe	465,813	470,009	1,442,402	1,373,923
Russia	1,545	8,528	16,075	59,721
Total segment revenues	$1,152,136	$1,226,920	$3,533,283	$3,593,395
Segment operating profit/(loss):
North America	$132,438	$175,845	$386,929	$429,999
Europe	64,074	64,813	188,779	156,920
Russia	(118)	1,507	(5,866)	(16,315)
Total segment operating profit	$196,394	$242,165	$569,842	$570,604

North America Segment
During the three months ended September 30, 2023, revenues for the North America segment decreased $63.6 million, or 8.5%, compared to the same period last year and segment operating profit decreased $43.4 million, or 24.7%, compared to the same period last year. During the three months ended September 30, 2023, revenues from our North America segment were 59.4% of total segment revenues, a decrease from 61.0% reported in the corresponding period of 2022. As a percentage of North America segment revenues, the North America segment’s operating profit margin decreased to 19.3% during the third quarter of 2023 from 23.5% in the third quarter of 2022. This decrease is primarily attributable to lower utilization, partially offset by a decrease in variable compensation expense as a percentage of segment revenues during the third quarter of 2023 compared to the third quarter of 2022.

During the nine months ended September 30, 2023, revenues for the North America segment decreased $84.9 million, or 3.9%, compared to the same period last year and segment operating profit decreased $43.1 million, or 10.0%, compared to the same period last year. During the nine months ended September 30, 2023 and 2022, revenues from our North America segment were 58.7% and 60.1% of total segment revenues, respectively. As a percentage of North America segment revenues, the North America segment’s operating profit margin decreased to 18.6% during the nine months ended September 30, 2023 as compared to 19.9% in the corresponding period of 2022. This decrease is primarily attributable to lower utilization, partially offset by a decrease in variable compensation expense as a percentage of segment revenues during the first nine months of 2023 compared to the first nine months of 2022.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage	2023	2022	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$136,520	$170,818	$(34,298)	(20.1)%	$422,073	$488,134	$(66,061)	(13.5)%
Financial Services	131,499	134,673	(3,174)	(2.4)%	410,527	381,887	28,640	7.5%
Travel & Consumer	115,778	131,181	(15,403)	(11.7)%	359,475	384,360	(24,885)	(6.5)%
Business Information & Media	104,863	121,703	(16,840)	(13.8)%	327,378	346,675	(19,297)	(5.6)%
Life Sciences & Healthcare	109,137	116,878	(7,741)	(6.6)%	305,700	344,148	(38,448)	(11.2)%
Emerging Verticals	86,981	73,130	13,851	18.9%	249,653	214,547	35,106	16.4%
Revenues	$684,778	$748,383	$(63,605)	(8.5)%	$2,074,806	$2,159,751	$(84,945)	(3.9)%

During the three and nine months ended September 30, 2023 compared to the same periods in the prior year, Software & Hi-Tech remained the largest industry vertical in the North America segment, which was a result of the continued focus on engaging with our technology customers. However, a reduction in revenues from a former top 20 customer and overall declines in the technology sector in the U.S. during the first nine months of 2023 impacted growth in this vertical. Financial Services declined 2.4% and grew 7.5% during the three and nine months ended September 30, 2023, respectively, largely impacted by the fluctuations in demand from a group of wealth management and insurance customers. Travel and Consumer declined 11.7% and 6.5%, respectively, during the three and nine months ended September 30, 2023, primarily due to declines from customers in the retail industry, partially offset by growth from our travel customers. Business Information & Media declined 13.8% and 5.6%, respectively, during the three and nine months ended September 30, 2023, primarily due to decline from customers in the information providing and credit reporting sectors. Life Sciences & Healthcare declined 6.6% and 11.2%, respectively, during the three and nine months ended September 30, 2023, primarily due to a ramp down of a large transformation program at a customer that was previously one of our top 10 customers. Emerging Verticals grew 18.9% and 16.4%, respectively, during the three and nine months ended September 30, 2023 due to growth from various customers in industries such as energy, telecommunications, manufacturing and automotive.
Europe Segment
During the three months ended September 30, 2023, Europe’s segment revenues were $465.8 million, representing a decrease of $4.2 million, or 0.9%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the third quarter of 2023 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2022, we would have reported revenue decline of 6.1%. Europe’s segment revenues accounted for 40.4% and 38.3% of total segment revenues during the three months ended September 30, 2023 and 2022, respectively. During the third quarter of 2023, the segment’s operating profit decreased 1.1% to $64.1 million compared to the third quarter of 2022. Expressed as a percentage of revenues, Europe’s segment operating profit remained at 13.8% compared to the same period of the prior year.

During the nine months ended September 30, 2023, revenues for the Europe segment increased $68.5 million, or 5.0%, compared to the same period last year and segment operating profit increased $31.9 million, or 20.3%, compared to the same period last year. During the nine months ended September 30, 2023 and 2022, revenues from our Europe segment were 40.8% and 38.2% of total segment revenues, respectively. As a percentage of Europe segment revenues, the Europe segment’s operating profit increased to 13.1% during the nine months ended September 30, 2023 from 11.4% in the corresponding period of 2022. During the first nine months of 2023, segment operating profit was positively impacted by changes in foreign currency exchange rates and a decrease in variable compensation expense, partially offset by lower utilization during the first nine months of 2023 compared to the first nine months of 2022.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage	2023	2022	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Travel & Consumer	$146,837	$147,271	$(434)	(0.3)%	$451,531	$424,140	$27,391	6.5%
Financial Services	114,122	115,372	(1,250)	(1.1)%	358,091	345,468	12,623	3.7%
Business Information & Media	78,983	87,028	(8,045)	(9.2)%	248,351	253,610	(5,259)	(2.1)%
Software & Hi-Tech	37,545	34,513	3,032	8.8%	115,137	100,814	14,323	14.2%
Life Sciences & Healthcare	15,143	12,569	2,574	20.5%	44,123	37,378	6,745	18.0%
Emerging Verticals	73,183	73,256	(73)	(0.1)%	225,169	212,513	12,656	6.0%
Revenues	$465,813	$470,009	$(4,196)	(0.9)%	$1,442,402	$1,373,923	$68,479	5.0%

Revenues in Travel & Consumer declined 0.3% and grew 6.5%, during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding period in 2022 primarily due to fluctuations in demand from customers in the consumer goods and retail industries. During the three and nine months ended September 30, 2023, revenues in Financial Services decreased 1.1% and increased 3.7%, respectively, primarily driven by decreased revenues from commercial banking, investment banking and payment processing customers and increased revenues from insurance customers as well as customers who provide other financial services. During the three and nine months ended September 30, 2023, revenues in Business Information & Media decreased 9.2% and 2.1%, respectively, primarily due to decreased demand from one of our top 10 customers. For the three and nine months ended September 30, 2023, the increase in revenues in the Software & Hi-Tech vertical was largely attributable to the expansion of services provided to one of our top 20 customers. Revenues in Emerging Verticals declined 0.1% and grew 6.0% during the three and nine months ended September 30, 2023, respectively, with growth experienced from the customers in the energy and the automotive industry, and declines from the customers in the telecommunications industry.
Russia Segment
On March 4, 2022, EPAM announced that it will discontinue services to customers located in Russia and will provide transition support for the customers in this market. In April 2022, we began the process of a phased exit of our operations in Russia and on July 26, 2023, we completed the sale of our remaining holdings in Russia to a third party. As a result of this sale, the Company no longer has operations associated with this segment. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia and exit our operations in Russia.
During the nine months ended September 30, 2023, revenues from our Russia segment decreased $43.6 million, or 73.1%, as compared to the corresponding period of 2022 and accounted for 0.5% of total segment revenues. During the nine months ended September 30, 2023, operating loss from the Russia segment was $5.9 million, representing an improvement of $10.4 million, as compared to an operating loss of $16.3 million in the corresponding period last year largely driven by higher costs incurred in the prior year period related to Russia’s invasion of Ukraine and the Company’s decision to exit Russia. As a percentage of Russia segment revenues, the Russia segment’s operating loss increased to 36.5% during the nine months ended September 30, 2023 from 27.3% in the corresponding period of 2022 as we continued to decrease our revenues in the Russia segment.

The following table presents Russia segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage	2023	2022	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$814	$4,741	$(3,927)	(82.8)%	$7,450	$38,477	$(31,027)	(80.6)%
Travel & Consumer	342	1,950	(1,608)	(82.5)%	3,770	13,539	(9,769)	(72.2)%
Software & Hi-Tech	281	59	222	376.3%	1,545	1,248	297	23.8%
Business Information & Media	15	167	(152)	(91.0)%	196	786	(590)	(75.1)%
Life Sciences & Healthcare	(36)	228	(264)	(115.8)%	120	444	(324)	(73.0)%
Emerging Verticals	129	1,383	(1,254)	(90.7)%	2,994	5,227	(2,233)	(42.7)%
Revenues	$1,545	$8,528	$(6,983)	(81.9)%	$16,075	$59,721	$(43,646)	(73.1)%

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

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, investments to support the growth of our business and share repurchases. As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $1.873 billion, short-term investments totaling $60.4 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$391,265	$278,035
Net cash used in investing activities	(46,071)	(151,788)
Net cash used in financing activities	(143,417)	(10,066)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,632)	(75,876)
Net increase in cash, cash equivalents and restricted cash	196,145	40,305
Cash, cash equivalents and restricted cash, beginning of period	1,683,636	1,449,347
Cash, cash equivalents and restricted cash, end of period	$1,879,781	$1,489,652

Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2023 was $391.3 million, an increase of $113.2 million compared to $278.0 million provided by operating activities in the corresponding period of 2022. The first nine months of 2022 was negatively impacted by an increase in days sales outstanding, a higher level of variable compensation payments made based on 2021 performance and cash outflows related to EPAM’s humanitarian efforts for Ukraine and geographic repositioning.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2023 was $46.1 million compared to $151.8 million used in investing activities during the same period in 2022. During the first nine months of 2023, the cash used in investing activities was primarily attributable to $18.4 million used for capital expenditures and $14.0 million used for the acquisition of a business, net of cash acquired, compared to cash used for capital expenditures of $60.1 million, an investment of $60.0 million into time deposits and $10.5 million for the acquisitions of businesses, net of cash acquired during the comparable period in 2022.
Financing Activities
Net cash used in financing activities was $143.4 million in the first nine months of 2023 compared to $10.1 million net cash used in financing activities in the same period of 2022. During 2023 we commenced a program to repurchase shares of EPAM common stock pursuant to the publicly announced share repurchase program and during the first nine months of 2023 we used $128.4 million of cash to repurchase our common stock. In addition, we used cash for the payments of withholding taxes related to net share settlements of restricted stock units of $28.2 million in the first nine months of 2023, compared to $22.1 million paid in the corresponding period of 2022. Net cash used in financing activities during the nine months ended September 30, 2023 included repayments of debt of $2.6 million, compared to $11.5 million of repayments of debt in the corresponding period of 2022. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans and proceeds from the purchase of shares under our ESPP of $28.6 million in the first nine months of 2023, compared to $31.4 million received in the corresponding period of 2022.
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
See Note 14 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding contractual obligations.

Off-Balance Sheet Commitments and Arrangements
We do not have any material obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 14 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities where we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
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

We have cash in several countries, including Ukraine and Belarus, which could be impacted by the invasion of Ukraine and where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of September 30, 2023, we had $51.7 million of cash and cash equivalents in banks in Ukraine and $37.1 million of cash and cash equivalents in banks in Belarus. Cash in Ukraine and Belarus is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of September 30, 2023. Though our results of operations depend on our ability to successfully collect payment from our customers for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If any of our customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs and Canadian dollars and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Mexican pesos, Hungarian forints, Colombian pesos, Canadian dollars, and Chinese yuan renminbi. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the three months ended September 30, 2023, approximately 33.9% of consolidated revenues and 55.7% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, and Hungarian forint transactions. As of September 30, 2023, all of EPAM’s foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
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
During the three months ended September 30, 2023, foreign exchange gain was $3.9 million compared to a gain of $6.7 million reported in the corresponding period last year. Foreign exchange gain was primarily driven by the impact of fluctuations in foreign currencies on the Company’s assets and liabilities denominated in foreign currencies.

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
During the third quarter of 2023, we reported a revenue decline of 6.1% compared to the third quarter of 2022. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2022, we would have reported a revenue decline of 8.0%. Our revenues were positively impacted by the appreciation of the euro, British pound and Swiss franc, partially offset by the depreciation of the Russian ruble relative to the U.S. dollar. During the third quarter of 2023, we reported a decrease in income from operations of 36.7% compared to the third quarter of 2022. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2022, we would have reported a decrease in income from operations of 35.2%. Income from operations was negatively impacted by the appreciation of Polish zloty, Mexican peso and Colombian peso and positively impacted by the appreciation of the euro, British pound and Swiss franc and depreciation of Indian Rupee relative to the U.S. dollar during the third quarter of 2023 compared to the same period in the prior year.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
July 1 to July 31, 2023	—	$—	—	$450,052
August 1 to August 31, 2023	232	$239.84	232	$394,447
September 1 to September 30, 2023	86	$264.11	86	$371,566
Total	318		318
(1) Average price paid per share in the period includes commission.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
On August 8, 2023, Jason Peterson, Senior Vice President, Treasurer, and Chief Financial Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Peterson’s Rule 10b5-1 Trading Plan has a term of one year and provides for the sale of up to 4,250 shares of common stock according to the terms of his Rule 10b5-1 Trading Plan.
On August 25, 2023, Elaina Shekhter, Senior Vice President and Chief Marketing and Strategy Officer, adopted a Rule 10b5-1 Trading Plan. Ms. Shekhter’s Rule 10b5-1 Trading Plan has a term of four months and provides for the sale of up to 8,176 shares of common stock according to the terms of her Rule 10b5-1 Trading Plan.

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

Date: November 2, 2023

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)