Form 10-Q
period 2024-03-31
EPAM Systems, Inc.
filed 2024-05-09
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2024
Common Stock, par value $0.001 per share	57,974,371 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,983,721	$2,036,235
Trade receivables and contract assets, net of allowance of $8,403 and $11,864, respectively	931,409	897,032
Short-term investments	61,625	60,739
Prepaid and other current assets	106,398	97,355
Total current assets	3,083,153	3,091,361
Property and equipment, net	222,244	235,053
Operating lease right-of-use assets, net	135,754	134,898
Intangible assets, net	80,756	71,118
Goodwill	595,220	562,459
Deferred tax assets	197,474	197,901
Other noncurrent assets	59,976	59,575
Total assets	$4,374,577	$4,352,365

Liabilities
Current liabilities
Accounts payable	$27,247	$31,992
Accrued compensation and benefits expenses	438,216	412,747
Accrued expenses and other current liabilities	122,900	124,823
Income taxes payable, current	33,962	38,812
Operating lease liabilities, current	36,205	36,558
Total current liabilities	658,530	644,932
Long-term debt	25,787	26,126
Operating lease liabilities, noncurrent	110,368	109,261
Other noncurrent liabilities	104,207	100,576
Total liabilities	898,892	880,895
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 57,933 shares issued and outstanding at March 31, 2024, and 57,787 shares issued and outstanding at December 31, 2023	58	58
Additional paid-in capital	1,039,647	1,008,766
Retained earnings	2,496,757	2,501,107
Accumulated other comprehensive loss	(61,352)	(39,040)
Total EPAM Systems, Inc. stockholders’ equity	3,475,110	3,470,891
Noncontrolling interest in consolidated subsidiaries	575	579
Total equity	3,475,685	3,471,470
Total liabilities and equity	$4,374,577	$4,352,365
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$1,165,465	$1,210,941
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	834,334	855,901
Selling, general and administrative expenses	198,453	211,887
Depreciation and amortization expense	22,146	22,782
Income from operations	110,532	120,371
Interest and other income, net	15,042	11,521
Foreign exchange loss	(1,919)	(4,608)
Income before provision for income taxes	123,655	127,284
Provision for income taxes	7,412	24,992
Net income	$116,243	$102,292

Net income per share:
Basic	$2.01	$1.77
Diluted	$1.97	$1.73
Shares used in calculation of net income per share:
Basic	57,837	57,702
Diluted	58,931	59,298

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$116,243	$102,292
Other comprehensive (loss)/income:
Change in foreign currency translation adjustments, net of tax	(18,712)	13,227
Change in unrealized (loss)/gain on hedging instruments, net of tax	(3,782)	4,134
Defined benefit pension plans - actuarial gain, net of tax	182	—
Other comprehensive (loss)/income	(22,312)	17,361
Comprehensive income	$93,931	$119,653

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2024	57,787	$58	$1,008,766	$2,501,107	—	$—	$(39,040)	$579	$3,471,470
Restricted stock units vested	261	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(88)	—	(26,012)	—	—	—	—	—	(26,012)
Stock-based compensation expense	—	—	41,642	—	—	—	—	—	41,642
Exercise of stock options	369	—	15,251	—	—	—	—	—	15,251
Repurchase of common stock	(396)	—	—	(120,593)	—	—	—	—	(120,593)
Other comprehensive loss	—	—	—	—	—	—	(22,312)	(4)	(22,316)
Net income	—	—	—	116,243	—	—	—	—	116,243
Balance, March 31, 2024	57,933	$58	$1,039,647	$2,496,757	—	$—	$(61,352)	$575	$3,475,685

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2023	57,655	$58	$847,965	$2,248,948	14	$(118)	$(95,321)	$1,478	$3,003,010
Restricted stock units vested	224	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(72)	—	(20,501)	—	—	—	—	—	(20,501)
Stock-based compensation expense	—	—	34,265	—	—	—	—	—	34,265
Exercise of stock options	71	—	2,525	—	—	—	—	—	2,525
Repurchase of common stock	(30)	—	—	(8,510)	—	—	—	—	(8,510)
Other comprehensive income	—	—	—	—	—	—	17,361	—	17,361
Net income	—	—	—	102,292	—	—	—	—	102,292
Balance, March 31, 2023	57,848	$58	$864,254	$2,342,730	14	$(118)	$(77,960)	$1,478	$3,130,442

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$116,243	$102,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,146	22,782
Operating lease right-of-use assets amortization expense	9,434	10,043
Bad debt (recovery)/expense	(1,438)	182
Deferred taxes	1,866	823
Stock-based compensation expense	44,791	38,579
Unrealized gain on derivative instruments	—	(7,904)
Impairment charges	45	88
Other	10,484	(3,268)
Changes in assets and liabilities:
Trade receivables and contract assets	(36,161)	(3,573)
Prepaid and other assets	(4,215)	(105)
Accounts payable	(5,483)	1,494
Accrued expenses and other liabilities	(1,749)	(58,463)
Operating lease liabilities	(9,943)	(10,672)
Income taxes payable	(16,100)	(4,964)
Net cash provided by operating activities	129,920	87,334
Cash flows from investing activities:
Purchases of property and equipment	(6,749)	(7,913)
Purchases of short-term investments	(1,217)	—
Proceeds from short-term investments	310	—
Acquisition of business, net of cash acquired (Note 3)	(44,139)	—
Purchases of non-marketable securities	(200)	(1,906)
Other investing activities, net	1,005	(7,898)
Net cash used in investing activities	(50,990)	(17,717)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	14,611	2,488
Payments of withholding taxes related to net share settlements of restricted stock units	(2,790)	(3,153)
Proceeds from debt	—	172
Repayment of debt	(589)	(1,411)
Repurchase of common stock	(120,593)	(8,510)
Payment of contingent consideration for previously acquired business	(2,375)	(4,678)
Other financing activities, net	(345)	(226)
Net cash used in financing activities	(112,081)	(15,318)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,560)	14,070
Net (decrease)/increase in cash, cash equivalents and restricted cash	(52,711)	68,369
Cash, cash equivalents and restricted cash, beginning of period	2,043,108	1,683,636
Cash, cash equivalents and restricted cash, end of period	$1,990,397	$1,752,005

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
Balance sheet classification
Cash and cash equivalents	$1,983,721	$2,036,235
Restricted cash in Prepaid and other current assets	3,051	5,294
Restricted cash in Other noncurrent assets	3,625	1,579
Total restricted cash	6,676	6,873
Total cash, cash equivalents and restricted cash	$1,990,397	$2,043,108

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data and as otherwise disclosed)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading digital transformation services and product engineering company, providing digital platform engineering and software development services to clients across six continents. In a business landscape that is constantly challenged by the pressures of digitization, EPAM focuses on building long-term partnerships with clients in various industries through delivery of innovative and scalable software solutions, integrated strategy, experience and technology consulting, and a continually evolving mix of advanced capabilities. The Company is incorporated in Delaware with headquarters in Newtown, Pennsylvania.
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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2024 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of March 31, 2024, the Company had $57.0 million of cash and cash equivalents in banks in Ukraine and $31.0 million of cash and cash equivalents in banks in Belarus. Cash in Ukraine and Belarus is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are initially scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
Trade receivables are generally dispersed across many clients operating in different industries; therefore, concentration of credit risk is limited. Historically, credit losses and write-offs of trade receivables have not been material to the consolidated financial statements. If the Company’s clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, the Company’s credit losses and write-offs of trade receivables could increase, which would negatively impact its results of operations.

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Swiss francs and Canadian dollars and incurs expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Hungarian forints, Mexican pesos, Canadian dollars, Colombian pesos, Armenian drams and Chinese yuan renminbi. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee and Hungarian forint transactions. See Note 6 “Derivative Financial Instruments” for further information on the Company’s hedging program.
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
During the three months ended March 31, 2024, there have been no material updates regarding pending accounting standards as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. As of March 31, 2024, the Company had $60.8 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $51.7 million, laptops with a net book value of $4.5 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $3.8 million, and leasehold improvements located throughout Ukraine with a net book value of $0.8 million. Additionally, as of March 31, 2024, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $5.5 million. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground. During the three months ended March 31, 2024 and 2023, the Company expensed $3.3 million and $6.1 million, respectively, related to this commitment, which included special cash payments to support impacted employees, financial and medical support for impacted families, travel, meals and lodging expenses, and donations to third-party humanitarian organizations. Of the expensed amounts for the three months ended March 31, 2024 and 2023, $0.7 million and $2.5 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $2.6 million and $3.6 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. As of March 31, 2024, the Company has $34.5 million remaining to be expensed under this humanitarian commitment.

Following the invasion, the Company executed its business continuity plans to assist relocating employees residing in Ukraine and the surrounding region, who were impacted by the war and geopolitical uncertainty, to other countries and to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacities to ensure the continuity of delivery for its clients who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion and ongoing war. In addition to costs incurred as part of EPAM’s humanitarian commitment to Ukraine, during the three months ended March 31, 2024, the Company incurred no expenses related to the standby resources and incurred expenses of $0.7 million related to its geographic repositioning efforts, classified as Selling, general and administrative expenses. During the three months ended March 31, 2023, the Company incurred expenses of $7.4 million related to the standby resources, classified as Cost of revenues (exclusive of depreciation and amortization) and $0.2 million related to its geographic repositioning efforts, classified as Selling, general and administrative expenses.
3.ACQUISITIONS
2023 Acquisitions — During the year ended December 31, 2023, the Company completed two acquisitions with a total purchase price of $42.6 million including contingent consideration with acquisition-date fair value of $14.9 million. These acquisitions expanded EPAM’s capabilities in software design and product development, as well as added $13.9 million of intangible assets, consisting of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material.
2024 Acquisitions - During the three months ended March 31, 2024, the Company completed two acquisitions with a total purchase price of $53.7 million including contingent consideration with acquisition-date fair value of $7.3 million. These acquisitions expanded EPAM’s geographical reach across Latin America and Europe, as well as added $16.6 million of intangible assets, consisting mainly of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material.
4.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2024	$241,860	$320,599	$562,459
2024 Acquisitions	24,466	12,847	37,313
2023 Acquisitions purchase accounting adjustments	805	—	805
Effect of net foreign currency exchange rate changes	(181)	(5,176)	(5,357)
Balance as of March 31, 2024	$266,950	$328,270	$595,220
There were no accumulated impairment losses in the North America or Europe reportable segments as of March 31, 2024 or December 31, 2023.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$5,949	$—	$5,949	$—
Total assets measured at fair value on a recurring basis	$5,949	$—	$5,949	$—

Foreign exchange derivative liabilities	$699	$—	$699	$—
Contingent consideration liabilities	28,882	—	—	28,882
Total liabilities measured at fair value on a recurring basis	$29,581	$—	$699	$28,882

	As of December 31, 2023
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$10,416	$—	$10,416	$—
Total assets measured at fair value on a recurring basis	$10,416	$—	$10,416	$—

Foreign exchange derivative liabilities	$248	$—	$248	$—
Contingent consideration liabilities	23,150	—	—	23,150
Total liabilities measured at fair value on a recurring basis	$23,398	$—	$248	$23,150
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 6 “Derivative Financial Instruments” in the condensed consolidated interim financial statements for additional information regarding derivative financial instruments.
The fair value of the contingent consideration was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted-average estimated future payments were then discounted to present value using a rate based on the weighted-average cost of capital of guideline companies. The discount rates used to determine the fair value of contingent consideration for the 2024 Acquisitions ranged from a minimum of 12% to a maximum of 20%. The discount rate used to determine the fair value of contingent consideration for the 2023 Acquisitions was 16.0%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statement of income.
A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the three months ended March 31, 2024 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2024	$23,150
Acquisition date fair value of contingent consideration — 2024 Acquisitions	7,256
Changes in fair value of contingent consideration included in Interest and other income, net	1,050
Payment of contingent consideration for previously acquired businesses	(2,500)
Effect of foreign currency exchange rate changes, net	(74)
Contingent consideration liabilities as of March 31, 2024	$28,882

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$127,993	$127,993	$127,993	$—	$—
Time deposits	197,701	197,701	—	197,701	—
Total cash equivalents	$325,694	$325,694	$127,993	$197,701	$—
Time deposits included in Short-term investments	$61,625	$61,625	$—	$61,625	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$45,820	$45,820	$—	$45,820	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$168,120	$168,120	$168,120	$—	$—
Time deposits	105,210	105,210	—	105,210	—
Total cash equivalents	$273,330	$273,330	$168,120	$105,210	$—
Time deposits included in Short-term investments	$60,739	$60,739	$—	$60,739	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$46,954	$46,954	$—	$46,954	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $31.9 million and $31.7 million as of March 31, 2024 and December 31, 2023, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.
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
As of March 31, 2024, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were as follows:

		As of March 31, 2024		As of December 31, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$5,949		$10,416
	Accrued expenses and other current liabilities		$699		$248

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 7.8 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were not material for the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024 and 2023, the components of lease cost were as follows:

		Three Months Ended March 31,
	Income Statement Classification	2024	2023
Operating lease cost	Selling, general and administrative expenses	$10,853	$11,183
Variable lease cost	Selling, general and administrative expenses	2,629	3,648
Short-term lease cost	Selling, general and administrative expenses	959	2,656
Total lease cost		$14,441	$17,487
Supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$11,703	$11,719
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,653	$3,349
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$5,299	$1,383
Operating lease liabilities	$5,190	$1,114
Weighted average remaining lease term and discount rate as of March 31, 2024 and 2023 were as follows:

	As of March 31, 2024	As of March 31, 2023
Weighted average remaining lease term, in years:
Operating leases	4.9	5.3
Weighted average discount rate:
Operating leases	4.3%	3.3%

As of March 31, 2024, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2024 (excluding three months ended March 31, 2024)	$31,706
2025	36,502
2026	31,054
2027	22,461
2028	18,596
Thereafter	20,637
Total lease payments	160,956
Less: imputed interest	(14,383)
Total	$146,573
The Company had committed to payments of $4.7 million related to operating lease agreements that had not yet commenced as of March 31, 2024. These operating leases will commence on various dates during 2024 with lease terms ranging from 0.8 to 5.0 years. The Company did not have any material finance lease agreements that had not yet commenced.
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
Borrowings under the 2021 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $150.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2021 Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. As of March 31, 2024, the Company’s outstanding borrowings are subject to a SOFR-based interest rate, which resets regularly at issuance, based on lending terms.
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of March 31, 2024, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of March 31, 2024	As of December 31, 2023
Outstanding debt	$25,000	$25,000
Interest rate	6.3%	6.3%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

9.COST OPTIMIZATION PROGRAM
During the quarter ended September 30, 2023, the Company initiated a Cost Optimization Program to streamline operations and optimize corporate functions. This program is expected to include workforce reduction and closure of underutilized facilities.

The total costs related to the Cost Optimization Program are classified in Selling, general and administrative expenses in the condensed consolidated statements of income. The Company did not allocate these charges to individual segments as they are not considered by the chief operating decision maker during the review of segment results. Accordingly, such expenses are presented in our segment reporting as part of “Other unallocated expenses” (See Note 15 “Segment Information”).
Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2023	Charges	Payments Made	Balance at March 31, 2024
2023 Cost Optimization Program
Employee separation costs	$6,966	$7,017	$(11,326)	$2,657
Total	$6,966	$7,017	$(11,326)	$2,657

The Company expects to complete all restructuring actions commenced during the year ended December 31, 2023 by the end of the first half of 2024 and to incur additional charges of approximately $3.0 million related primarily to employee severance. The actual amount and timing of severance and other costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.

10.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by client location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Client Locations
Americas	$668,182	$24,738	$692,920
EMEA	35,824	413,423	449,247
APAC	723	22,575	23,298
CEE(1)	—	—	—
Revenues	$704,729	$460,736	$1,165,465
(1)As a result of the sale of the Company’s remaining holdings in Russia to a third-party on July 26, 2023, revenues from the CEE region are no longer material. Starting in 2024, revenues from the CEE region are included in the EMEA region.

	Three Months Ended March 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Client Locations
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

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$117,691	$141,439	$259,130
Financial Services	124,292	118,444	242,736
Software & Hi-Tech	133,194	40,238	173,432
Business Information & Media	106,692	63,626	170,318
Life Sciences & Healthcare	121,717	18,492	140,209
Emerging Verticals	101,143	78,497	179,640
Revenues	$704,729	$460,736	$1,165,465

	Three Months Ended March 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$123,659	$153,055	$1,646	$278,360
Financial Services	143,850	123,608	3,207	270,665
Software & Hi-Tech	149,798	38,682	711	189,191
Business Information & Media	116,158	86,108	114	202,380
Life Sciences & Healthcare	96,597	14,526	135	111,258
Emerging Verticals	79,895	77,168	2,024	159,087
Revenues	$709,957	$493,147	$7,837	$1,210,941
(1) The Company renamed the Travel & Consumer vertical to Consumer Goods, Retail & Travel to better reflect the mix of clients included in this vertical. This constitutes a naming change only and no changes were made to amounts reported.
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Contract Types
Time-and-material	$605,696	$375,830	$981,526
Fixed-price	92,035	84,289	176,324
Licensing and other revenues	6,998	617	7,615
Revenues	$704,729	$460,736	$1,165,465

	Three Months Ended March 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$644,628	$425,598	$4,753	$1,074,979
Fixed-price	61,231	66,203	3,071	130,505
Licensing and other revenues	4,098	1,346	13	5,457
Revenues	$709,957	$493,147	$7,837	$1,210,941
Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$700,384	$460,655	$1,161,039
Transferred at a point of time	4,345	81	4,426
Revenues	$704,729	$460,736	$1,165,465

	Three Months Ended March 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$707,034	$492,397	$7,824	$1,207,255
Transferred at a point of time	2,923	750	13	3,686
Revenues	$709,957	$493,147	$7,837	$1,210,941
During the three months ended March 31, 2024, the Company recognized $13.1 million of revenues from performance obligations satisfied in previous periods compared to $7.2 million during the three months ended March 31, 2023.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of March 31, 2024. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$18,228	$777	$—	$—	$19,005
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
Contract assets included in Trade receivables and contract assets, net	$31,117	$24,309
Contract liabilities included in Accrued expenses and other current liabilities	$34,390	$27,988
Contract liabilities included in Other noncurrent liabilities	$496	$951
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased from December 31, 2023 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s clients for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased from December 31, 2023 primarily due to higher levels of advance collections.
During the three months ended March 31, 2024, the Company recognized $12.1 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2023. During the three months ended March 31, 2023, the Company recognized $19.2 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2022.
11.STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Cost of revenues (exclusive of depreciation and amortization)	$22,357	$16,011
Selling, general and administrative expenses	22,434	22,568
Total	$44,791	$38,579
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2024	1,629	$125.88
Options granted	79	$298.85
Options exercised	(370)	$41.25
Options forfeited	(2)	$313.86
Options expired	(1)	$455.47
Options outstanding at March 31, 2024	1,335	$159.00	$172,730	4.3

Options vested and exercisable as of March 31, 2024	1,080	$124.97	$171,999	3.2
Options expected to vest as of March 31, 2024	239	$303.14	$689	8.7
As of March 31, 2024, $29.8 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.4 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2024:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2024	1,074	$292.45	98	$287.36
Awards granted	488	$298.16	34	$298.89
Awards modified	1	$366.27	(1)	$114.30
Awards vested	(259)	$281.75	(36)	$270.45
Awards forfeited/cancelled	(17)	$303.84	(1)	$284.41
Unvested service-based awards outstanding at March 31, 2024	1,287	$296.66	94	$299.53
As of March 31, 2024, $306.6 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.
As of March 31, 2024, $22.2 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.
The liability associated with the service-based liability-classified RSUs as of March 31, 2024 and December 31, 2023, was $4.3 million and $8.7 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based restricted stock unit awards (“PSUs”) for the three months ended March 31, 2024:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2024	13	$441.87
Awards granted	32	$336.55
Awards vested	(2)	$593.58
Unvested performance-based awards outstanding at March 31, 2024	43	$355.02
As of March 31, 2024, $9.9 million of total remaining unrecognized stock-based compensation cost related to PSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.
During the three months ended March 31, 2024, the Company granted to its named executive officers and certain other members of senior management PSUs that vest after 3 years, contingent on meeting certain financial performance targets, market conditions and continued service. The financial performance targets will be set by the Compensation Committee of the Board of Directors at the beginning of each year. For the portion of the awards subject to market conditions, fair value was determined using a Monte Carlo valuation model. The portion of the awards associated with financial performance in future years where the financial performance targets have not yet been determined are not considered granted for accounting purposes and there were 32 thousand of such awards as of March 31, 2024.

2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the three months ended March 31, 2024 and 2023, no purchases of common stock have been made under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three months ended March 31, 2024, the Company recognized $2.7 million of stock-based compensation expense related to the ESPP. For the three months ended March 31, 2023, the Company recognized $3.2 million of stock-based compensation expense related to the ESPP. As of March 31, 2024, total unrecognized stock-based compensation cost related to the ESPP was $0.9 million, which is expected to be recognized over a period of 0.1 years.
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
As of March 31, 2024, the Company has commitments to grant up to $15.1 million of equity awards with the number of awards to be determined based on future stock prices. Additionally, these awards contain performance criteria that will determine the number of future awards to be issued and there is a service-based vesting requirement after the grant date associated with these awards. As these awards are considered granted for accounting purposes, in determining the expense, the Company adjusts the expected settlement based on the probability of achievement of the performance criteria. Related to these awards, the amount of stock-based compensation expense recorded in the condensed consolidated statements of income for the three months ended March 31, 2024 was not material.
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
Share repurchase activity during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Number of shares of common stock repurchased	396	30
Total cost of repurchases	$120,593	$8,510
As of March 31, 2024, a remaining balance of $214.5 million was available for purchases of the Company’s common stock under the share repurchase program authorized by the Company’s Board of Directors.

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

The Company’s worldwide effective tax rate for the three months ended March 31, 2024 and 2023 was 6.0% and 19.6%, respectively. The Company’s effective tax rate benefited from excess tax benefits recorded upon vesting or exercise of stock-based awards of $20.9 million and $6.0 million during the three months ended March 31, 2024 and 2023, respectively. Additionally, during the three months ended March 31, 2024, the Company’s effective tax rate benefited from the recognition of one-time benefits of $2.3 million, resulting from the Company’s decision to change the tax status and to classify certain of its foreign subsidiaries as disregarded entities for U.S. income tax purposes, and $1.7 million resulting from the reversal of a reserve for an uncertain tax position.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$116,243	$102,292
Numerator for basic and diluted earnings per share	$116,243	$102,292

Denominator:
Weighted average common shares for basic earnings per share	57,837	57,702
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	1,094	1,596
Weighted average common shares for diluted earnings per share	58,931	59,298

Net income per share:
Basic	$2.01	$1.77
Diluted	$1.97	$1.73
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 363 thousand and 260 thousand during the three months ended March 31, 2024 and 2023, respectively.
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
Ukraine Humanitarian Commitment — On March 4, 2022, EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitment to humanitarian aid for Ukraine.

Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the year ended December 31, 2023. As of March 31, 2024, the undiscounted deferred consideration amounts owed totaled approximately $49.7 million and are expected to be paid as follows: $16.6 million during the remainder of 2024, $16.6 million in 2025, and $16.5 million in 2026.
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

Revenues from external clients and operating profit/(loss), before unallocated expenses, by reportable segment for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Segment revenues:
North America	$704,729	$709,957
Europe	460,736	493,147
Russia	—	7,837
Total segment revenues	$1,165,465	$1,210,941
Segment operating profit/(loss):
North America	$120,664	$122,831
Europe	60,519	59,904
Russia	—	(3,005)
Total segment operating profit	$181,183	$179,730
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no clients that accounted for more than 10% of total segment revenues during the three months ended March 31, 2024 and 2023.

Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended March 31,
	2024	2023
Total segment operating profit:	$181,183	$179,730
Unallocated amounts:
Stock-based compensation expense	(44,791)	(38,579)
Amortization of intangibles assets	(5,949)	(5,537)
Other acquisition-related expenses	(1,223)	(241)
Other unallocated expenses	(18,688)	(15,002)
Income from operations	110,532	120,371
Interest and other income, net	15,042	11,521
Foreign exchange loss	(1,919)	(4,608)
Income before provision for income taxes	$123,655	$127,284
Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of March 31, 2024	As of December 31, 2023
Ukraine	$60,825	$62,653
Belarus	48,473	49,875
United States	40,601	42,510
Poland	13,920	15,057
India	12,006	12,735
Hungary	5,715	6,683
Other	40,704	45,540
Total	$222,244	$235,053
The table below presents information about the Company’s revenues by client location for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
United States	$667,148	$679,437
United Kingdom	135,901	155,327
Switzerland	98,444	89,861
Netherlands	51,670	59,100
Germany	50,462	42,735
Canada	22,620	27,832
Russia	—	5,873
Other locations	139,220	150,776
Total	$1,165,465	$1,210,941

16.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Foreign currency translation
Beginning balance	$(43,601)	$(101,780)
Foreign currency translation	(23,501)	16,300
Income tax benefit/ (expense)	4,789	(3,073)
Foreign currency translation, net of tax	(18,712)	13,227
Ending balance	$(62,313)	$(88,553)
Cash flow hedging instruments
Beginning balance	$7,819	$8,306
Unrealized (loss)/ gain in fair value	(2,507)	7,895
Net gain reclassified into Cost of revenues (exclusive of depreciation and amortization)	(2,411)	(2,580)
Net loss reclassified into Foreign exchange loss	—	33
Income tax benefit/ (expense)	1,136	(1,214)
Cash flow hedging instruments, net of tax	(3,782)	4,134
Ending balance(1)	$4,037	$12,440
Defined benefit plans
Beginning balance	$(3,258)	$(1,847)
Actuarial gains	182	—
Defined benefit plans, net of tax	182	—
Ending balance	$(3,076)	$(1,847)
Accumulated other comprehensive loss	$(61,352)	$(77,960)
(1) As of March 31, 2024, the ending balance of net unrealized gain related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2023 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. We assume no obligation to update any of these forward-looking statements.
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
Through increased specialization in focused verticals and a continued emphasis on strategic partnerships, we are able to deliver technology transformation from start to finish, leveraging agile methodologies, proven client collaboration frameworks, engineering excellence tools, hybrid teams and our award-winning proprietary global delivery platform.
Our clients depend on us to solve their complex technical challenges and rely on our expertise in core engineering, advanced technologies, digital design and intelligent enterprise development. We combine our software engineering heritage with strategic business and innovation consulting, design thinking, and physical-digital capabilities to deliver end-to-end digital transformation services for our clients. We focus on building long-term partnerships with our clients in a market that is constantly challenged by the pressures of digitization through our innovative strategy and scalable software solutions, integrated advisory, business consulting and experience design, and a continually evolving mix of advanced capabilities.
Our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, enhance our productivity levels and enable us to better manage the efficiency of our global operations. As a result, we have created a delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our global delivery centers to our clients across the world. Our teams of consultants, designers, architects, engineers and trainers have the capabilities and skill sets to deliver business results.
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as in the broader region, and we have continued to support relocating our employees to lower risk locations, both in Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of March 31, 2024, Ukraine continues to be our largest delivery location with the most delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts.

The impact of Russia’s invasion of Ukraine on our operations, personnel, and physical assets in Ukraine has had, and, along with any escalation of the war that includes Belarus’ territory or military, could continue to have a material adverse effect on our operations. Actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other companies and organizations against officials, individuals, regions, and industries in Belarus, and Belarus’ responses to those sanctions, including counter-sanctions and other actions, have had and could continue to have a material adverse effect on our operations. Clients have and may continue to seek altered terms, conditions, and delivery locations for the performance of services, delay planned work or seek services from alternate providers, or suspend, terminate, fail to renew, or reduce existing contracts or services, which could have a material adverse effect on our financial condition. Some of our clients have implemented steps to block internet communications with Ukraine and Belarus to protect against potential cyberattacks or other information security threats, which has caused a material adverse effect on our ability to deliver our services to these clients from those locations. Such material adverse effects disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, restrict our ability to engage in certain projects in the region and serve certain clients in or from the region, and could negatively impact our personnel, operations, financial results and business outlook. Our Board of Directors continues its oversight of our strategic, geopolitical, and cybersecurity risks and the risks related to our geographic expansion. Our Board has received updates from management during both regular and special meetings, while also providing oversight of the risks associated with Russia’s invasion of Ukraine and other strategic areas of importance related to the war.
Moving Forward
We continue to execute our business continuity plans and adapt to developments as they occur to protect the safety of our people and address impacts on our delivery infrastructure, including reallocating work to other geographies within our global footprint. We have engaged both our personnel and our clients to meet their needs while mitigating delivery challenges. EPAM continues to operate productively in more than 55 countries and provides consistent high-quality delivery to our clients. Our global delivery centers have sufficient resources, including infrastructure and capital, to support ongoing operations. We continue to rapidly respond to the difficult conditions in Ukraine while maintaining a focus on our clients and long-term growth.
In previous years after the invasion, implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and the cost of our phased exit from Russia resulted in materially increased expenses and some of these expenses continued during this quarter and we expect some of those expenses will continue to occur in subsequent quarters for some time in the future.
We have no way to predict the progress or outcome of the war in Ukraine because the conflict and government reactions change quickly and are beyond our control. Prolonged military activities, broad-based sanctions and counter-sanctions, or escalation of the war that includes Belarus’ territory or military could have a material adverse effect on our operations and financial condition. The information contained in this section is accurate as of the date hereof but may become outdated due to changing circumstances beyond our control or present awareness. For additional information on the various risks posed by the attack against Ukraine and the impact in the region as well as other risks to our business, please read “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and “Part II. Item 1A. Risk Factors” in this quarterly report.
Year-to-Date 2024 Developments and Trends
Our business continues to be disrupted by the war in Ukraine which has created and continues to create uncertainties through March 31, 2024 and beyond. In addition, our business and operating results were negatively impacted in the first three months of 2024 by uneven demand for our services as our clients took action to reduce their spending on information technology services. For the first three months of 2024, our revenues were $1.165 billion, a decrease of 3.8% from $1.211 billion reported for the same period of 2023. Income from operations as a percentage of revenues decreased to 9.5% for the three months ended March 31, 2024 as compared to 9.9% for the three months ended March 31, 2023, largely driven by an increase in compensation costs including stock-based compensation expense as a percentage of revenues, partially offset by a decrease in expenses associated with the geographic repositioning of our workforce and humanitarian efforts for Ukraine.

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
During the three months ended March 31, 2024, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

	Three Months Ended March 31,
	2024		2023
	(in thousands, except percentages and per share data)
Revenues	$1,165,465	100.0%	$1,210,941	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	834,334	71.6%	855,901	70.7%
Selling, general and administrative expenses(2)	198,453	17.0%	211,887	17.5%
Depreciation and amortization expense	22,146	1.9%	22,782	1.9%
Income from operations	110,532	9.5%	120,371	9.9%
Interest and other income, net	15,042	1.3%	11,521	1.0%
Foreign exchange loss	(1,919)	(0.2)%	(4,608)	(0.4)%
Income before provision for income taxes	123,655	10.6%	127,284	10.5%
Provision for income taxes	7,412	0.6%	24,992	2.1%
Net income	$116,243	10.0%	$102,292	8.4%
Effective tax rate	6.0%		19.6%
Diluted earnings per share	$1.97		$1.73

(1)Includes $22,357 and $16,011 of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes $22,434 and $22,568 of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.

Consolidated Results Review
Revenues
During the three months ended March 31, 2024, our total revenues decreased by 3.8% to $1.165 billion compared to the corresponding period in 2023. Revenues have been negatively impacted by reduced demand for our services as our clients took action to reduce spending and as a result of the sale of our remaining holdings in Russia in the third quarter of 2023, and positively impacted by fluctuations in foreign currency exchange rates which offset our revenue decline by 0.5% during the three months ended March 31, 2024 as compared to the same period last year.

Revenues by client location for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
	(in thousands, except percentages)
Americas(1)	$692,920	59.5%	$709,802	58.6%
EMEA(2)	449,247	38.5%	463,937	38.3%
APAC(3)	23,298	2.0%	26,810	2.2%
CEE(4)	—	—%	10,392	0.9%
Revenues	$1,165,465	100.0%	$1,210,941	100.0%

(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Western Europe and the Middle East.
(3)APAC includes revenues from clients in East Asia, Southeast Asia and Australia.
(4)CEE includes revenues from clients in Belarus, Georgia, Kazakhstan, Russia, Ukraine and Uzbekistan. As a result of the sale of the Company’s remaining holdings in Russia to a third-party on July 26, 2023, revenues from the CEE region are no longer material. Beginning in 2024, revenues from the CEE region are included in the EMEA region.
During the three months ended March 31, 2024, the United States continued to be our largest client location. During the three months ended March 31, 2024, revenues in the United States decreased 1.8% to $667.1 million from $679.4 million in the first quarter of 2023, largely due to reduced spending at certain large accounts and generally slower growth in revenues across a range of clients in the region.
The top three revenue contributing client location countries in EMEA were the United Kingdom, Switzerland and the Netherlands, generating $135.9 million, $98.4 million and $51.7 million in revenues, respectively, during the three months ended March 31, 2024. Revenues from clients in these three countries were $155.3 million, $89.9 million, and $59.1 million, respectively, in the corresponding period last year. Revenues in the EMEA region were negatively impacted by reduced spending at certain large accounts and were positively impacted by the strengthening of the euro, the British pound and Swiss franc relative to the U.S. dollar during the three months ended March 31, 2024 as compared to the same period in the previous year.
During the three months ended March 31, 2024, revenues from clients in the APAC region comprised 2.0% of total revenues, a level consistent with the same period in the previous year.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, bonuses, fringe benefits, stock-based compensation, and project-related travel costs for our delivery professionals and fees for subcontractors who are assigned to client projects. Salaries and other compensation expenses of our delivery professionals are reported as cost of revenues regardless of whether the employees are actually performing services for clients during a given period. Our employees are a critical asset, necessary for our continued success and, therefore, we are continuously exploring new geographies, markets, and sources to locate talented personnel and present them with competitive compensation programs and educational opportunities.
During the three months ended March 31, 2024, cost of revenues (exclusive of depreciation and amortization) was $834.3 million representing a decrease of 2.5% from $855.9 million in the corresponding period of 2023. The decrease was primarily due to a decrease in compensation costs other than stock-based compensation expense largely attributable to the 9.2% decrease in the average number of production professionals which reflects the impact from the Cost Optimization Program initiated in the third quarter of 2023. See Note 9 “Cost Optimization Program” for more information regarding the Company’s restructuring program. Other drivers that contributed to the year-over-year decrease were a decline in costs associated with our humanitarian efforts for Ukraine of $1.8 million and our unbilled business continuity resources of $7.4 million. The decreases were partially offset by higher expenses due to a $6.3 million increase in stock-based compensation expense and the negative impact from the appreciation of foreign currencies in certain of our delivery locations.
Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 71.6% and 70.7% in the first quarter of 2024 and 2023, respectively. The year-over-year increase in the first quarter of 2024 as compared to the corresponding period of the prior year is primarily due to a $6.3 million increase in stock-based compensation expense and the negative impact from the appreciation of foreign currencies in certain of our delivery locations.

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
During the three months ended March 31, 2024, selling, general and administrative expenses were $198.5 million representing a 6.3% decrease as compared to $211.9 million in the corresponding period of 2023. The decrease in selling, general and administrative expenses was primarily driven by a $9.2 million decrease in personnel-related costs resulting from a decrease in headcount which reflects the impact from the Cost Optimization Program initiated in the third quarter of 2023, partially offset by the impacts from salary increases and promotions for existing professionals. See Note 9 “Cost Optimization Program” for more information regarding the Company’s restructuring program. Selling, general and administrative expenses during the quarter also benefited from a $2.4 million reduction in facilities and infrastructure expenses and a $1.6 million decrease in bad debt expense as compared to the corresponding period of the prior year.
Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 0.5% to 17.0% for the three months ended March 31, 2024 as compared to the same period from the prior year, primarily driven by the decrease in personnel-related costs.
Depreciation and Amortization Expense
During the three months ended March 31, 2024, depreciation and amortization expense was $22.1 million as compared to $22.8 million in the corresponding period last year. The decrease in depreciation and amortization expense during the three months ended March 31, 2024 was primarily the result of lower depreciation on furniture, fixtures, other equipment and computer hardware, partially offset by increased depreciation on software licenses and increased amortization of acquired finite-lived intangible assets. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent at 1.9% during both the three months ended March 31, 2024 and 2023.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, government grant income, and changes in the fair value of contingent consideration. Interest and other income, net increased from $11.5 million during the three months ended March 31, 2023 to $15.0 million during the three months ended March 31, 2024. This increase in Interest and other income, net during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was largely driven by a $7.1 million increase in interest income from our cash, cash equivalents and short-term investments, driven by improved interest rates, partially offset by a $0.8 million increase in loss due to the change in fair value of contingent consideration and a $2.8 million decrease in government grant income.
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

Our effective tax rate was 6.0% for the three months ended March 31, 2024 and 19.6% for the three months ended March 31, 2023. The decrease in the effective tax rate in the three months ended March 31, 2024, as compared to the corresponding period in the prior year, is primarily attributable to higher excess tax benefits recorded upon vesting or exercise of stock-based awards in the current period. Excess tax benefits recorded upon vesting or exercise of stock-based awards were $20.9 million during the three months ended March 31, 2024 and $6.0 million during the three months ended March 31, 2023. Additionally, during the three months ended March 31, 2024 the Company’s effective tax rate benefited from the recognition of one-time benefits of $2.3 million, resulting from our decision to change the tax status and to classify certain of its foreign subsidiaries as disregarded entities for U.S. income tax purposes, and $1.7 million resulting from the reversal of a reserve for an uncertain tax position.
Results by Business Segment
Our operations have historically consisted of three reportable segments: North America, Europe, and Russia. On July 26, 2023, we completed the sale of our remaining holdings in Russia to a third party. As a result of this sale, we no longer have operations associated with the Russia segment. The segments represent components of EPAM for which separate financial information is available and used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), to determine how to allocate resources and evaluate performance. Our CODM makes business decisions based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, certain taxes included in operating expenses, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate stock-based compensation, amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, acquisition-related costs and certain other one-time charges and benefits. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations.
We manage our business primarily based on the managerial responsibility for the client base and market. As managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some cases, managerial responsibility for a particular client is assigned to a management team in another region and is usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In such cases, the client’s activity would be reported through the respective management team member’s reportable segment. Our Europe segment includes our business in the APAC region, which is managed by the same management team.
Revenues from external clients and operating profit/(loss), before unallocated expenses, by reportable segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Segment revenues:
North America	$704,729	$709,957
Europe	460,736	493,147
Russia	—	7,837
Total segment revenues	$1,165,465	$1,210,941
Segment operating profit/(loss):
North America	$120,664	$122,831
Europe	60,519	59,904
Russia	—	(3,005)
Total segment operating profit	$181,183	$179,730

North America Segment
During the three months ended March 31, 2024, revenues for the North America segment decreased $5.2 million, or 0.7%, compared to the same period last year and segment operating profit decreased $2.2 million, or 1.8%, compared to the same period last year. During the three months ended March 31, 2024, revenues from our North America segment were 60.5% of total segment revenues, an increase from 58.6% reported in the corresponding period of 2023. As a percentage of North America segment revenues, the North America segment’s operating profit margin decreased to 17.1% during the first quarter of 2024 from 17.3% in the first quarter of 2023, mainly impacted by the changes in foreign currency exchange rates.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$133,194	$149,798	$(16,604)	(11.1)%
Financial Services	124,292	143,850	(19,558)	(13.6)%
Life Sciences & Healthcare	121,717	96,597	25,120	26.0%
Consumer Goods, Retail & Travel	117,691	123,659	(5,968)	(4.8)%
Business Information & Media	106,692	116,158	(9,466)	(8.1)%
Emerging Verticals	101,143	79,895	21,248	26.6%
Revenues	$704,729	$709,957	$(5,228)	(0.7)%
During the three months ended March 31, 2024 compared to the same period in the prior year, Software & Hi-Tech remained the largest industry vertical in the North America segment, which was a result of the continued focus on engaging with our technology clients. However, a reduction in revenues from a former top 20 client and overall declines in the technology sector in the U.S. during 2023 impacted the revenues in this vertical. Financial Services declined 13.6% during the three months ended March 31, 2024 largely impacted by fluctuations in demand from a group of wealth management and insurance clients. Consumer Goods, Retail & Travel declined 4.8% during the three months ended March 31, 2024, primarily due to declines from clients in the retail industry, partially offset by growth from our travel clients. Business Information & Media declined 8.1% during the three months ended March 31, 2024, primarily due to decline in demand from clients in the information services and credit reporting sectors. Life Sciences & Healthcare grew 26.0% during the three months ended March 31, 2024, primarily due to increased demand from pharmaceutical and medical device companies as well as an addition of a new healthcare client in the past 12 months. Emerging Verticals grew 26.6% during the three months ended March 31, 2024 due to growth from various clients in industries such as energy, education, telecommunications, industrial materials and professional services.
Europe Segment
During the three months ended March 31, 2024, Europe’s segment revenues were $460.7 million, representing a decrease of $32.4 million, or 6.6%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the first quarter of 2024 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2023, we would have reported a revenue decline of 8.0%. Europe’s segment revenues accounted for 39.5% and 40.7% of total segment revenues during the three months ended March 31, 2024 and 2023, respectively. During the first quarter of 2024, the segment’s operating profit increased 1.0% to $60.5 million compared to the first quarter of 2023. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 13.1% compared to 12.1% in the same period of the prior year. The increase was positively impacted by higher utilization during the first quarter of 2024 compared to the first quarter of 2023, partially offset by changes in foreign currency exchange rates.

The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Consumer Goods, Retail & Travel	$141,439	$153,055	$(11,616)	(7.6)%
Financial Services	118,444	123,608	(5,164)	(4.2)%
Business Information & Media	63,626	86,108	(22,482)	(26.1)%
Software & Hi-Tech	40,238	38,682	1,556	4.0%
Life Sciences & Healthcare	18,492	14,526	3,966	27.3%
Emerging Verticals	78,497	77,168	1,329	1.7%
Revenues	$460,736	$493,147	$(32,411)	(6.6)%
During the three months ended March 31, 2024, compared to the same period in the prior year, Consumer Goods, Retail & Travel remained the largest industry vertical in the Europe segment. However, revenues in this vertical declined 7.6%, during the three months ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to decreased demand from clients in the retail and consumer goods industries. During the three months ended March 31, 2024, revenues in Financial Services decreased 4.2% primarily driven by decreased revenues from commercial banking, investment banking and payment processing clients, partially offset by increased revenues from insurance clients as well as clients who provide other financial services. During the three months ended March 31, 2024, revenues in Business Information & Media decreased 26.1% primarily due to decreased demand from two clients who were historically included in our top 10 clients. For the three months ended March 31, 2024, the 4.0% increase in revenues in the Software & Hi-Tech vertical was largely attributable to the expansion of services provided to one of our top 10 clients. Revenues in Life Sciences & Healthcare increased 27.3% during the three months ended March 31, 2024 with growth experienced from clients in the pharmaceutical and healthcare sectors. Revenues in Emerging Verticals increased 1.7% during the three months ended March 31, 2024 with growth experienced from clients in the energy industry and a client that was previously reported under the Russia segment, partially offset by declines from clients in the professional services industry.
Russia Segment
On July 26, 2023, we completed the sale of our remaining holdings in Russia to a third party. As a result of this sale, we no longer have operations associated with this segment.

Effects of Inflation
Economies in many countries where we operate have periodically experienced high rates of inflation. Periods of higher inflation may affect various economic sectors in those countries and increase our cost of doing business there. We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to track the impact of inflation, particularly on wages, while attempting to minimize its effects through pricing and cost management strategies. A higher-than-normal rate of inflation in the future could adversely affect our operations and financial condition. For a discussion of our potential risks and uncertainties, including those related to inflation, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, investments to support the growth of our business and share repurchases. As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $1.984 billion, short-term investments totaling $61.6 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$129,920	$87,334
Net cash used in investing activities	(50,990)	(17,717)
Net cash used in financing activities	(112,081)	(15,318)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,560)	14,070
Net (decrease)/increase in cash, cash equivalents and restricted cash	(52,711)	68,369
Cash, cash equivalents and restricted cash, beginning of period	2,043,108	1,683,636
Cash, cash equivalents and restricted cash, end of period	$1,990,397	$1,752,005
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. Since the invasion of Ukraine in 2022, our operating activities included using cash on humanitarian efforts for Ukraine and geographic repositioning of our workforce.
Cash provided by operating activities during the three months ended March 31, 2024 was primarily driven by the Company's cash collections from client contracts, which was partially offset by variable compensation payments and other operating outflows. The first three months of 2024 were positively impacted by lower payments for variable compensation as compared to the first three months of 2023 attributable to a lower level of financial performance for the year ended December 31, 2023 and were negatively impacted by an increase in days sales outstanding compared to a decrease in days sales outstanding during the first three months of 2023. Cash provided by operating activities in the corresponding period of 2023 was primarily driven by the Company's cash collections from client contracts, which were partially offset by variable compensation payments and EPAM’s humanitarian efforts for Ukraine and geographic repositioning.
Investing Activities
Our primary uses of cash from investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits, and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during the three months ended March 31, 2024 was primarily attributable to $6.7 million used for capital expenditures and $44.1 million used for the acquisitions of businesses, net of cash acquired. The cash used in investing activities during the same period in 2023 was primarily attributable to $7.9 million used for capital expenditures and no cash was used for the acquisitions of businesses in the corresponding period of 2023.
Financing Activities
Cash used in financing activities mainly consists of repurchasing shares of EPAM common stock under a share repurchase program announced in 2023, payments of withholding taxes related to net share settlements of restricted stock units, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the purchases of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. During the first three months of 2024 our main use of cash from financing activities consisted of $120.6 million of payments to repurchase our common stock, compared to $8.5 million in the corresponding period of 2023. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans of $14.6 million in the first three months of 2024, compared to $2.5 million received in the corresponding period of 2023.

Future Capital Requirements
We believe that our existing cash, cash equivalents and short-term investments, combined with our expected cash flow from operations, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. However, the invasion of Ukraine, other various geopolitical events, and the related measures to contain their impact have caused and may continue to cause material disruptions in financial markets and economies. These disruptions may increase our costs of capital, decrease returns on investment, and otherwise adversely affect our business, results of operations, financial condition and liquidity.
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
See Note 14 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding contractual obligations.
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
Recent Accounting Pronouncements
See Note 1 “Organization and Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for additional information.
Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our Annual Report on Form 10-K for the year ended December 31, 2023 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors.” Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Those future events and trends may relate to, among other things, developments relating to the war in Ukraine and escalation of the war in the surrounding region, political and civil unrest or military action in the geographies where we conduct business and operate, difficult conditions in global capital markets, foreign exchange markets and the broader economy, and the effect that these events may have on client demand, our revenues, operations, access to capital and profitability. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual report, may materially and adversely affect our results. You should read this quarterly report, our Annual report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

 The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made and, except to the extent required by law, we undertake no obligation to update, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2023 might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.
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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2024, we had $57.0 million of cash and cash equivalents in banks in Ukraine and $31.0 million of cash and cash equivalents in banks in Belarus. Cash in Ukraine and Belarus is used for the operational needs of the local entities and cash balances change with the expected operating needs of these entities. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are initially scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many clients operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of March 31, 2024. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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

Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs and Canadian dollars and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Hungarian forints, Mexican pesos, Canadian dollars, Colombian pesos, Armenian drams and Chinese yuan renminbi. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the three months ended March 31, 2024, approximately 32.9% of consolidated revenues and 62.7% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, and Hungarian forint transactions. As of March 31, 2024, all of EPAM’s foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
During the three months ended March 31, 2024, foreign exchange loss was $1.9 million compared to a loss of $4.6 million reported in the corresponding period last year. Foreign exchange loss was primarily driven by the impact of fluctuations in foreign currencies on our assets and liabilities denominated in foreign currencies. Exchange rate movements can impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
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
During the first quarter of 2024, we reported a revenue decline of 3.8% compared to the first quarter of 2023. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2023, we would have reported a revenue decline of 4.3%. Our revenues denominated in the Swiss franc, British pound and euro experienced the most impact from the movements in foreign currencies. During the first quarter of 2024, we reported a decrease in income from operations of 8.2% compared to the first quarter of 2023. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2023, we would have reported an increase in income from operations of 3.1%. Income from operations was most significantly impacted by the movements of Polish zloty, Colombian peso, and Mexican peso exchange rates during the first quarter of 2024 compared to the same period in the prior year.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our business and operations in the normal course of business. We are not currently a party to any material legal proceeding, nor are we aware of any material legal or governmental proceedings pending or contemplated to be brought against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, including our significant operations in Belarus and Ukraine and the material adverse effect the invasion of Ukraine by Russia has had and may have on our operations, business, and financial results, see the risk factors disclosed under the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
January 1 to January 31, 2024	—	$—	—	$335,076
February 1 to February 29, 2024	115	$301.70	115	$300,195
March 1 to March 31, 2024	281	$305.24	281	$214,483
Total	396		396
(1) Average price paid per share in the period includes commission.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:

During the quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

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

Date: May 9, 2024

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)