Form 10-Q
period 2024-06-30
EPAM Systems, Inc.
filed 2024-08-08
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2024
Common Stock, par value $0.001 per share	56,935,370 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,787,182	$2,036,235
Trade receivables and contract assets, net of allowance of $6,557 and $11,864, respectively	960,866	897,032
Short-term investments	61,492	60,739
Prepaid and other current assets	106,103	97,355
Total current assets	2,915,643	3,091,361
Property and equipment, net	210,378	235,053
Operating lease right-of-use assets, net	129,953	134,898
Intangible assets, net	78,241	71,118
Goodwill	608,072	562,459
Deferred tax assets	213,074	197,901
Other noncurrent assets	67,968	59,575
Total assets	$4,223,329	$4,352,365

Liabilities
Current liabilities
Accounts payable	$30,954	$31,992
Accrued compensation and benefits expenses	367,670	412,747
Accrued expenses and other current liabilities	129,539	124,823
Income taxes payable, current	37,466	38,812
Operating lease liabilities, current	36,829	36,558
Total current liabilities	602,458	644,932
Long-term debt	25,501	26,126
Operating lease liabilities, noncurrent	103,654	109,261
Other noncurrent liabilities	93,757	100,576
Total liabilities	825,370	880,895
Commitments and contingencies (Note 14)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 56,932 shares issued and outstanding at June 30, 2024, and 57,787 shares issued and outstanding at December 31, 2023	57	58
Additional paid-in capital	1,087,411	1,008,766
Retained earnings	2,379,332	2,501,107
Accumulated other comprehensive loss	(69,423)	(39,040)
Total EPAM Systems, Inc. stockholders’ equity	3,397,377	3,470,891
Noncontrolling interest in consolidated subsidiaries	582	579
Total equity	3,397,959	3,471,470
Total liabilities and equity	$4,223,329	$4,352,365
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$1,146,597	$1,170,206	$2,312,062	$2,381,147
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	810,857	808,715	1,645,191	1,664,616
Selling, general and administrative expenses	194,058	194,377	392,511	406,264
Depreciation and amortization expense	21,121	22,768	43,267	45,550
Income from operations	120,561	144,346	231,093	264,717
Interest and other income, net	12,036	11,710	27,078	23,231
Foreign exchange gain/(loss)	1,213	(6,010)	(706)	(10,618)
Income before provision for income taxes	133,810	150,046	257,465	277,330
Provision for income taxes	35,165	30,013	42,577	55,005
Net income	$98,645	$120,033	$214,888	$222,325

Net income per share:
Basic	$1.71	$2.07	$3.72	$3.84
Diluted	$1.70	$2.03	$3.67	$3.75
Shares used in calculation of net income per share:
Basic	57,594	57,993	57,716	57,848
Diluted	58,149	59,181	58,540	59,240

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$98,645	$120,033	$214,888	$222,325
Other comprehensive (loss)/income:
Change in foreign currency translation adjustments, net of tax	(5,649)	7,395	(24,361)	20,622
Change in unrealized (loss)/gain on hedging instruments, net of tax	(2,558)	(1,520)	(6,340)	2,614
Defined benefit pension plans - actuarial gain, net of tax	136	—	318	—
Other comprehensive (loss)/income	(8,071)	5,875	(30,383)	23,236
Comprehensive income	$90,574	$125,908	$184,505	$245,561

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2024	57,787	$58	$1,008,766	$2,501,107	—	$—	$(39,040)	$579	$3,471,470
Restricted stock units vested	261	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(88)	—	(26,012)	—	—	—	—	—	(26,012)
Stock-based compensation expense	—	—	41,642	—	—	—	—	—	41,642
Exercise of stock options	369	—	15,251	—	—	—	—	—	15,251
Repurchase of common stock	(396)	—	—	(120,593)	—	—	—	—	(120,593)
Other comprehensive loss	—	—	—	—	—	—	(22,312)	(4)	(22,316)
Net income	—	—	—	116,243	—	—	—	—	116,243
Balance, March 31, 2024	57,933	$58	$1,039,647	$2,496,757	—	$—	$(61,352)	$575	$3,475,685
Restricted stock units vested	69	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(18)	—	(4,577)	—	—	—	—	—	(4,577)
Stock-based compensation expense	—	—	35,285	—	—	—	—	—	35,285
Exercise of stock options	23	—	1,339	—	—	—	—	—	1,339
Issuance of common stock from employee stock purchase plan	85	—	15,717	—	—	—	—	—	15,717
Repurchase of common stock, including excise tax	(1,160)	(1)	—	(216,070)	—	—	—	—	(216,071)
Contributions to consolidated subsidiary from noncontrolling interest	—	—	—	—	—	—	—	7	7
Other comprehensive loss	—	—	—	—	—	—	(8,071)	—	(8,071)
Net income	—	—	—	98,645	—	—	—	—	98,645
Balance, June 30, 2024	56,932	$57	$1,087,411	$2,379,332	—	$—	$(69,423)	$582	$3,397,959

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2023	57,655	$58	$847,965	$2,248,948	14	$(118)	$(95,321)	$1,478	$3,003,010
Restricted stock units vested	224	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(72)	—	(20,501)	—	—	—	—	—	(20,501)
Stock-based compensation expense	—	—	34,265	—	—	—	—	—	34,265
Exercise of stock options	71	—	2,525	—	—	—	—	—	2,525
Repurchase of common stock	(30)	—	—	(8,510)	—	—	—	—	(8,510)
Other comprehensive income	—	—	—	—	—	—	17,361	—	17,361
Net income	—	—	—	102,292	—	—	—	—	102,292
Balance, March 31, 2023	57,848	$58	$864,254	$2,342,730	14	$(118)	$(77,960)	$1,478	$3,130,442
Restricted stock units vested	76	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(21)	—	(6,142)	—	—	—	—	—	(6,142)
Stock-based compensation expense	—	—	32,449	—	—	—	—	—	32,449
Exercise of stock options	170	—	4,601	—	—	—	—	—	4,601
Issuance of common stock from employee stock purchase plan	77	—	18,466	—	—	—	—	—	18,466
Repurchase of common stock	(195)	—	—	(41,437)	—	—	—	—	(41,437)
Purchase of subsidiary shares from noncontrolling interest	—	—	(48)	—	—	—	—	(1,405)	(1,453)
Contributions to consolidated subsidiary from noncontrolling interest	—	—	—	—	—	—	—	506	506
Other comprehensive income	—	—	—	—	—	—	5,875	—	5,875
Net income	—	—	—	120,033	—	—	—	—	120,033
Balance, June 30, 2023	57,955	$58	$913,580	$2,421,326	14	$(118)	$(72,085)	$579	$3,263,340

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$214,888	$222,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43,267	45,550
Operating lease right-of-use assets amortization expense	18,773	20,628
Bad debt (recovery)/expense	(2,397)	2,031
Deferred taxes	(12,011)	4,603
Stock-based compensation expense	80,475	71,689
Unrealized gain on derivative instruments	—	(7,904)
Impairment charges	97	659
Other	12,466	(447)
Changes in assets and liabilities:
Trade receivables and contract assets	(63,001)	11,984
Prepaid and other assets	(3,659)	8,980
Accounts payable	(2,354)	1,784
Accrued expenses and other liabilities	(44,703)	(128,498)
Operating lease liabilities	(19,380)	(23,251)
Income taxes payable	(35,514)	(53,747)
Net cash provided by operating activities	186,947	176,386
Cash flows from investing activities:
Purchases of property and equipment	(11,453)	(14,796)
Purchases of short-term investments	(1,213)	(10,865)
Proceeds from short-term investments	1,509	—
Acquisition of business, net of cash acquired (Note 3)	(56,706)	—
Purchases of non-marketable securities	(6,909)	(1,906)
Other investing activities, net	936	(7,943)
Net cash used in investing activities	(73,836)	(35,510)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	32,476	25,631
Payments of withholding taxes related to net share settlements of restricted stock units	(30,600)	(25,691)
Proceeds from debt	—	173
Repayment of debt	(1,124)	(1,964)
Repurchase of common stock	(335,070)	(49,947)
Payment of contingent consideration for previously acquired business	(4,750)	(8,684)
Purchase of subsidiary shares from noncontrolling interest	—	(1,972)
Other financing activities, net	907	(377)
Net cash used in financing activities	(338,161)	(62,831)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26,447)	17,096
Net (decrease)/increase in cash, cash equivalents and restricted cash	(251,497)	95,141
Cash, cash equivalents and restricted cash, beginning of period	2,043,108	1,683,636
Cash, cash equivalents and restricted cash, end of period	$1,791,611	$1,778,777

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of June 30, 2024	As of December 31, 2023
Balance sheet classification
Cash and cash equivalents	$1,787,182	$2,036,235
Restricted cash in Prepaid and other current assets	534	5,294
Restricted cash in Other noncurrent assets	3,895	1,579
Total restricted cash	4,429	6,873
Total cash, cash equivalents and restricted cash	$1,791,611	$2,043,108

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2024 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of June 30, 2024, the Company had $80.6 million of cash and cash equivalents in banks in Ukraine and $38.2 million of cash and cash equivalents in banks in Belarus. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are initially scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
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

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Swiss francs and Canadian dollars and incurs expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Hungarian forints, Mexican pesos, Colombian pesos, Canadian dollars, Armenian drams and Chinese yuan renminbi. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. See Note 6 “Derivative Financial Instruments” for further information on the Company’s hedging program.
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
During the three and six months ended June 30, 2024, there have been no material updates regarding pending accounting standards as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. As of June 30, 2024, the Company had $59.8 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.2 million, laptops with a net book value of $3.6 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $3.4 million, and leasehold improvements located throughout Ukraine with a net book value of $0.6 million. Additionally, as of June 30, 2024, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $4.6 million. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground and the Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the three and six months ended June 30, 2024, the Company expensed $2.7 million and $6.0 million, respectively, related to this commitment. Of the expensed amounts for the three and six months ended June 30, 2024, $0.6 million and $1.2 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $2.1 million and $4.8 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. During the three and six months ended June 30, 2023, the Company expensed $3.9 million and $10.0 million, respectively, related to this commitment. Of the expensed amounts for the three and six months ended June 30, 2023, $2.9 million and $5.3 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $1.0 million and $4.7 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. As of June 30, 2024, the Company has $31.8 million remaining to be expensed under this humanitarian commitment.

Following the invasion, the Company executed its business continuity plans to assist relocating employees residing in Ukraine and the surrounding region, who were impacted by the war and geopolitical uncertainty, to other countries and to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacities to ensure the continuity of delivery for its clients who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion and ongoing war. During the three and six months ended June 30, 2024, the Company incurred no expenses related to the standby resources and incurred expenses of $0.1 million and $0.8 million, respectively, related to its geographic repositioning efforts, classified as Selling, general and administrative expenses. During the three and six months ended June 30, 2023, the Company incurred expenses of $2.0 million and $9.4 million, respectively, related to the standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). Also, during the three and six months ended June 30, 2023, the Company incurred expenses of $0.2 million and $0.4 million, respectively, related to its geographic repositioning efforts, classified as Selling, general and administrative expenses.
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
2024 Acquisitions - During the six months ended June 30, 2024, the Company completed three acquisitions with a total purchase price of $74.2 million including contingent consideration with acquisition-date fair value of $9.8 million. These acquisitions expanded EPAM’s geographical reach across Latin America and Europe, enhanced its capabilities in Life Sciences analytics, as well as added $20.3 million of intangible assets, consisting mainly of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material.
4.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2024	$241,860	$320,599	$562,459
2024 Acquisitions	38,642	12,911	51,553
2023 Acquisitions purchase accounting adjustments	863	—	863
Effect of net foreign currency exchange rate changes	(260)	(6,543)	(6,803)
Balance as of June 30, 2024	$281,105	$326,967	$608,072
There were no accumulated impairment losses in the North America or Europe reportable segments as of June 30, 2024 or December 31, 2023.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$2,957	$—	$2,957	$—
Total assets measured at fair value on a recurring basis	$2,957	$—	$2,957	$—

Foreign exchange derivative liabilities	$1,034	$—	$1,034	$—
Contingent consideration liabilities	30,385	—	—	30,385
Total liabilities measured at fair value on a recurring basis	$31,419	$—	$1,034	$30,385

	As of December 31, 2023
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$10,416	$—	$10,416	$—
Total assets measured at fair value on a recurring basis	$10,416	$—	$10,416	$—

Foreign exchange derivative liabilities	$248	$—	$248	$—
Contingent consideration liabilities	23,150	—	—	23,150
Total liabilities measured at fair value on a recurring basis	$23,398	$—	$248	$23,150
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

A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the six months ended June 30, 2024 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2024	$23,150
Acquisition date fair value of contingent consideration — 2024 Acquisitions	9,756
Changes in fair value of contingent consideration included in Interest and other income, net	2,536
Payment of contingent consideration for previously acquired businesses	(5,000)
Effect of foreign currency exchange rate changes, net	(57)
Contingent consideration liabilities as of June 30, 2024	$30,385
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Financial Assets:
Cash equivalents:
Money market funds	$31,829	$31,829	$31,829	$—	$—
Time deposits	237,680	237,680	—	237,680	—
Total cash equivalents	$269,509	$269,509	$31,829	$237,680	$—
Time deposits included in Short-term investments	$60,414	$60,414	$—	$60,414	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$46,448	$46,448	$—	$46,448	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$168,120	$168,120	$168,120	$—	$—
Time deposits	105,210	105,210	—	105,210	—
Total cash equivalents	$273,330	$273,330	$168,120	$105,210	$—
Time deposits included in Short-term investments	$60,739	$60,739	$—	$60,739	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$46,954	$46,954	$—	$46,954	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $38.6 million and $31.7 million as of June 30, 2024 and December 31, 2023, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

6.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions.
As of June 30, 2024, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were as follows:

		As of June 30, 2024		As of December 31, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$2,957		$10,416
	Accrued expenses and other current liabilities		$1,034		$248

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 7.6 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were not material for the three and six months ended June 30, 2024 and 2023.
During the three and six months ended June 30, 2024 and 2023, the components of lease cost were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Classification	2024	2023	2024	2023
Operating lease cost	Selling, general and administrative expenses	$10,833	$11,950	$21,686	$23,133
Variable lease cost	Selling, general and administrative expenses	2,439	3,388	5,068	7,036
Short-term lease cost	Selling, general and administrative expenses	947	955	1,906	3,611
Total lease cost		$14,219	$16,293	$28,660	$33,780
Supplemental cash flow information related to leases for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$10,922	$13,526	$22,625	$25,245
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,333	$3,679	$10,986	$7,028
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$940	$4,508	$6,239	$5,891
Operating lease liabilities	$941	$5,026	$6,131	$6,140

Weighted average remaining lease term and discount rate as of June 30, 2024 and 2023 were as follows:

	As of June 30, 2024	As of June 30, 2023
Weighted average remaining lease term, in years:
Operating leases	4.7	5.2
Weighted average discount rate:
Operating leases	4.3%	3.8%
As of June 30, 2024, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2024 (excluding six months ended June 30, 2024)	$21,779
2025	37,314
2026	31,803
2027	23,105
2028	19,150
Thereafter	20,691
Total lease payments	153,842
Less: imputed interest	(13,359)
Total	$140,483
The Company had committed to payments of $3.4 million related to operating lease agreements that had not yet commenced as of June 30, 2024. These operating leases will commence on various dates during 2024 with lease terms ranging from 0.3 to 5.1 years. The Company did not have any material finance lease agreements that had not yet commenced.
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
Borrowings under the 2021 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $150.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2021 Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. As of June 30, 2024, the Company’s outstanding borrowings are subject to a SOFR-based interest rate, which resets regularly at issuance, based on lending terms.
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of June 30, 2024, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of June 30, 2024	As of December 31, 2023
Outstanding debt	$25,000	$25,000
Interest rate	6.3%	6.3%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

9.COST OPTIMIZATION PROGRAMS
During the quarter ended June 30, 2024, the Company initiated the 2024 Cost Optimization Program to streamline operations and optimize corporate functions. This program is expected to include workforce reductions and contract terminations. The Company expects to complete all restructuring actions commenced during the three months ended June 30, 2024 by the end of 2024 and to incur additional charges of approximately $20.0 million. The actual amount and timing of severance and other costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.
During the quarter ended September 30, 2023, the Company initiated the 2023 Cost Optimization Program to streamline operations and optimize corporate functions. This program included workforce reduction and closure of underutilized facilities. As of June 30, 2024, the Company has completed all restructuring actions commenced during the year ended December 31, 2023.
The total costs related to the Cost Optimization Programs are classified in Selling, general and administrative expenses in the condensed consolidated statements of income. The Company did not allocate these charges to individual segments as they are not considered by the chief operating decision maker during the review of segment results. Accordingly, such expenses are presented in our segment reporting as part of “Other unallocated expenses” (See Note 15 “Segment Information”).
Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2023	Charges	Payments Made	Balance at June 30, 2024
2024 Cost Optimization Program
Employee separation costs	$—	$7,229	$(3,691)	$3,538
Contract termination charges	—	286	—	286
2023 Cost Optimization Program
Employee separation costs	6,966	9,015	(15,981)	—
Total	$6,966	$16,530	$(19,672)	$3,824

10.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by client location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Client Locations
Americas	$665,178	$26,021	$691,199
EMEA	32,717	398,604	431,321
APAC	734	23,343	24,077
CEE(1)	—	—	—
Revenues	$698,629	$447,968	$1,146,597

	Six Months Ended June 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Client Locations
Americas	$1,333,360	$50,759	$1,384,119
EMEA	68,541	812,027	880,568
APAC	1,457	45,918	47,375
CEE(1)	—	—	—
Revenues	$1,403,358	$908,704	$2,312,062
(1)As a result of the Company’s exit from Russia and sale of the Company’s remaining holdings in Russia to a third-party on July 26, 2023, revenues from the CEE region are no longer material. Starting in 2024, revenues from the CEE region are included in the EMEA region.

	Three Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Client Locations
Americas	$653,601	$25,150	$336	$679,087
EMEA	25,629	433,456	—	459,085
APAC	649	23,570	—	24,219
CEE	192	1,266	6,357	7,815
Revenues	$680,071	$483,442	$6,693	$1,170,206

	Six Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Client Locations
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

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$113,999	$138,328	$252,327
Financial Services	123,369	121,000	244,369
Software & Hi-Tech	128,261	40,561	168,822
Business Information & Media	110,789	54,973	165,762
Life Sciences & Healthcare	120,607	19,477	140,084
Emerging Verticals	101,604	73,629	175,233
Revenues	$698,629	$447,968	$1,146,597

	Six Months Ended June 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$231,690	$279,767	$511,457
Financial Services	247,661	239,444	487,105
Software & Hi-Tech	261,455	80,799	342,254
Business Information & Media	217,481	118,599	336,080
Life Sciences & Healthcare	242,324	37,969	280,293
Emerging Verticals	202,747	152,126	354,873
Revenues	$1,403,358	$908,704	$2,312,062

	Three Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$120,038	$151,639	$1,782	$273,459
Financial Services	135,178	120,361	3,429	258,968
Software & Hi-Tech	135,755	38,910	553	175,218
Business Information & Media	106,357	83,260	67	189,684
Life Sciences & Healthcare	99,966	14,454	21	114,441
Emerging Verticals	82,777	74,818	841	158,436
Revenues	$680,071	$483,442	$6,693	$1,170,206

	Six Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$243,697	$304,694	$3,428	$551,819
Financial Services	279,028	243,969	6,636	529,633
Software & Hi-Tech	285,553	77,592	1,264	364,409
Business Information & Media	222,515	169,368	181	392,064
Life Sciences & Healthcare	196,563	28,980	156	225,699
Emerging Verticals	162,672	151,986	2,865	317,523
Revenues	$1,390,028	$976,589	$14,530	$2,381,147
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
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Contract Types
Time-and-material	$592,045	$351,576	$943,621
Fixed-price	102,328	93,323	195,651
Licensing and other revenues	4,256	3,069	7,325
Revenues	$698,629	$447,968	$1,146,597

	Six Months Ended June 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Contract Types
Time-and-material	$1,197,741	$727,406	$1,925,147
Fixed-price	194,363	177,612	371,975
Licensing and other revenues	11,254	3,686	14,940
Revenues	$1,403,358	$908,704	$2,312,062

	Three Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$606,766	$416,194	$5,060	$1,028,020
Fixed-price	67,273	66,468	1,612	135,353
Licensing and other revenues	6,032	780	21	6,833
Revenues	$680,071	$483,442	$6,693	$1,170,206

	Six Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,251,394	$841,792	$9,813	$2,102,999
Fixed-price	128,504	132,671	4,683	265,858
Licensing and other revenues	10,130	2,126	34	12,290
Revenues	$1,390,028	$976,589	$14,530	$2,381,147
Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 15 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$695,853	$445,577	$1,141,430
Transferred at a point of time	2,776	2,391	5,167
Revenues	$698,629	$447,968	$1,146,597

	Six Months Ended June 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,396,237	$906,232	$2,302,469
Transferred at a point of time	7,121	2,472	9,593
Revenues	$1,403,358	$908,704	$2,312,062

	Three Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$676,637	$482,999	$6,673	$1,166,309
Transferred at a point of time	3,434	443	20	3,897
Revenues	$680,071	$483,442	$6,693	$1,170,206

	Six Months Ended June 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,383,671	$975,396	$14,497	$2,373,564
Transferred at a point of time	6,357	1,193	33	7,583
Revenues	$1,390,028	$976,589	$14,530	$2,381,147
During the three and six months ended June 30, 2024, the Company recognized $10.4 million and $15.4 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $3.5 million and $5.6 million during the three and six months ended June 30, 2023, respectively.

The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of June 30, 2024. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$29,658	$1,141	$29	$—	$30,828
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of June 30, 2024	As of December 31, 2023
Contract assets included in Trade receivables and contract assets, net	$51,027	$24,309
Contract liabilities included in Accrued expenses and other current liabilities	$31,811	$27,988
Contract liabilities included in Other noncurrent liabilities	$243	$951
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
During the three and six months ended June 30, 2024, the Company recognized $5.3 million and $17.4 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized $5.0 million and $24.2 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2022.
11.STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues (exclusive of depreciation and amortization)	$16,937	$15,416	$39,294	$31,427
Selling, general and administrative expenses	18,747	17,694	41,181	40,262
Total	$35,684	$33,110	$80,475	$71,689

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2024	1,629	$125.88
Options granted	81	$296.87
Options exercised	(392)	$42.37
Options forfeited	(7)	$279.30
Options expired	(2)	$416.96
Options outstanding at June 30, 2024	1,309	$160.17	$86,552	4.1

Options vested and exercisable as of June 30, 2024	1,065	$127.51	$86,552	3.0
Options expected to vest as of June 30, 2024	231	$302.61	$—	8.6
As of June 30, 2024, $25.7 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years.
Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2024:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2024	1,074	$292.45	98	$287.36
Awards granted	523	$291.61	34	$298.60
Awards modified	1	$366.27	(1)	$114.30
Awards vested	(327)	$286.86	(39)	$271.72
Awards forfeited/cancelled	(48)	$300.90	(1)	$289.89
Unvested service-based awards outstanding at June 30, 2024	1,223	$293.30	91	$299.54
As of June 30, 2024, $282.1 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.8 years.
As of June 30, 2024, $14.9 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.6 years.
The liability associated with the service-based liability-classified RSUs as of June 30, 2024 and December 31, 2023, was $0.5 million and $8.7 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based restricted stock unit awards (“PSUs”) for the six months ended June 30, 2024:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2024	13	$441.87
Awards granted	38	$327.31
Awards vested	(3)	$560.97
Awards forfeited/cancelled	(1)	$594.50
Unvested performance-based awards outstanding at June 30, 2024	47	$333.56
As of June 30, 2024, $8.2 million of total remaining unrecognized stock-based compensation cost related to PSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.0 years.
During the three months ended March 31, 2024, the Company granted to its named executive officers and certain other members of senior management PSUs that vest after 3 years, contingent on meeting certain financial performance targets, market conditions and continued service. The financial performance targets will be set by the Compensation Committee of the Board of Directors at the beginning of each year. For the portion of the awards subject to market conditions, fair value was determined using a Monte Carlo valuation model. The portion of the awards associated with financial performance in future years where the financial performance targets have not yet been determined are not considered granted for accounting purposes. There were 32 thousand such awards as of June 30, 2024.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the three and six months ended June 30, 2024, the ESPP participants purchased 85 thousand shares of common stock under the ESPP. During the three and six months ended June 30, 2023, the ESPP participants purchased 77 thousand shares of common stock under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and six months ended June 30, 2024, the Company recognized $2.5 million and $5.1 million, respectively, of stock-based compensation expense related to the ESPP. For the three and six months ended June 30, 2023, the Company recognized $3.4 million and $6.5 million, respectively, of stock-based compensation expense related to the ESPP. As of June 30, 2024, total unrecognized stock-based compensation cost related to the ESPP was $3.2 million, which is expected to be recognized over a period of 0.3 years.
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
As of June 30, 2024, the Company has commitments to grant up to $15.0 million of equity awards with the number of awards to be determined based on future stock prices. Additionally, these awards contain performance criteria that will determine the number of future awards to be issued and there is a service-based vesting requirement after the grant date associated with these awards. As these awards are considered granted for accounting purposes, in determining the expense, the Company adjusts the expected settlement based on the probability of achievement of the performance criteria. Related to these awards, the amount of stock-based compensation expense recorded in the condensed consolidated statements of income for the three months ended June 30, 2024 was not material.

Share Repurchases
On February 13, 2023, the Board of Directors authorized a share repurchase program (the “2023 Repurchase Program”) for up to $500.0 million of the Company's outstanding common stock. EPAM may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.
As of June 30, 2024, the Company exhausted the $500.0 million available for purchases of the Company’s common stock under the 2023 Repurchase Program.

See Note 17 “Subsequent Event” for details of the Board of Directors authorization of a new share repurchase program for up to $500.0 million implemented on August 1, 2024.

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
The Company’s worldwide effective tax rate for the three months ended June 30, 2024 and 2023 was 26.3% and 20.0%, respectively, and 16.5% and 19.8% during the six months ended June 30, 2024 and 2023, respectively. The Company recorded a tax shortfall upon vesting or exercise of stock awards of $0.1 million during the three months ended June 30, 2024. The Company’s effective tax rate benefited from excess tax benefits recorded upon vesting or exercise of stock awards of $7.4 million during the three months ended June 30, 2023 and $20.8 million and $13.4 million during the six months ended June 30, 2024 and 2023, respectively. Additionally, during the three and six months ended June 30, 2024, the Company’s effective tax rate benefited from the recognition of one-time benefits of $0.1 million and $2.3 million, respectively, resulting from the Company’s decision to change the tax status and to classify certain of its foreign subsidiaries as disregarded entities for U.S. income tax purposes. During the three months ended June 30, 2024, the Company recorded a tax expense of $1.2 million resulting from the recognition of a deferred tax liability associated with unremitted earnings of subsidiaries.
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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$98,645	$120,033	$214,888	$222,325
Numerator for basic and diluted earnings per share	$98,645	$120,033	$214,888	$222,325

Denominator:
Weighted average common shares for basic earnings per share	57,594	57,993	57,716	57,848
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	555	1,188	824	1,392
Weighted average common shares for diluted earnings per share	58,149	59,181	58,540	59,240

Net income per share:
Basic	$1.71	$2.07	$3.72	$3.84
Diluted	$1.70	$2.03	$3.67	$3.75
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1,379 thousand and 871 thousand during the three and six months ended June 30, 2024, respectively.
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

Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the year ended December 31, 2023. As of June 30, 2024, the undiscounted deferred consideration amounts owed totaled approximately $49.7 million and are expected to be paid as follows: $16.6 million during the remainder of 2024, $16.6 million in 2025, and $16.5 million in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of June 30, 2024, $69.1 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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
Revenues from external clients and operating profit/(loss), before unallocated expenses, by reportable segment for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment revenues:
North America	$698,629	$680,071	$1,403,358	$1,390,028
Europe	447,968	483,442	908,704	976,589
Russia	—	6,693	—	14,530
Total segment revenues	$1,146,597	$1,170,206	$2,312,062	$2,381,147
Segment operating profit/(loss):
North America	$122,838	$131,660	$243,502	$254,491
Europe	54,538	64,801	115,057	124,705
Russia	—	(2,743)	—	(5,748)
Total segment operating profit	$177,376	$193,718	$358,559	$373,448
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.

There were no clients that accounted for more than 10% of total segment revenues during the three and six months ended June 30, 2024 and 2023.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segment operating profit:	$177,376	$193,718	$358,559	$373,448
Unallocated amounts:
Stock-based compensation expense	(35,684)	(33,110)	(80,475)	(71,689)
Amortization of intangibles assets	(5,821)	(5,483)	(11,770)	(11,020)
Other acquisition-related expenses	(456)	(1,340)	(1,679)	(1,581)
Other unallocated expenses	(14,854)	(9,439)	(33,542)	(24,441)
Income from operations	120,561	144,346	231,093	264,717
Interest and other income, net	12,036	11,710	27,078	23,231
Foreign exchange gain/(loss)	1,213	(6,010)	(706)	(10,618)
Income before provision for income taxes	$133,810	$150,046	$257,465	$277,330
Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of June 30, 2024	As of December 31, 2023
Ukraine	$59,792	$62,653
Belarus	47,377	49,875
United States	37,070	42,510
India	13,166	12,735
Poland	12,396	15,057
Hungary	5,171	6,683
Other	35,406	45,540
Total	$210,378	$235,053
The table below presents information about the Company’s revenues by client location for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$662,567	$649,622	$1,329,715	$1,329,059
United Kingdom	127,822	152,481	263,723	307,808
Switzerland	101,310	89,497	199,754	179,358
Germany	49,561	45,028	100,023	87,763
Netherlands	45,091	58,408	96,761	117,508
Canada	21,113	26,485	43,733	54,317
Russia	—	5,872	—	11,745
Other locations	139,133	142,813	278,353	293,589
Total	$1,146,597	$1,170,206	$2,312,062	$2,381,147

16.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency translation
Beginning balance	$(62,313)	$(88,553)	$(43,601)	$(101,780)
Foreign currency translation	(7,790)	7,761	(31,291)	24,061
Income tax benefit/(expense)	2,141	(366)	6,930	(3,439)
Foreign currency translation, net of tax	(5,649)	7,395	(24,361)	20,622
Ending balance	$(67,962)	$(81,158)	$(67,962)	$(81,158)
Cash flow hedging instruments
Beginning balance	$4,037	$12,440	$7,819	$8,306
Unrealized (loss)/ gain in fair value	(882)	7,938	(3,389)	15,833
Net gain reclassified into Cost of revenues (exclusive of depreciation and amortization)	(2,444)	(9,904)	(4,855)	(12,484)
Net loss reclassified into Foreign exchange loss	—	—	—	33
Income tax benefit/(expense)	768	446	1,904	(768)
Cash flow hedging instruments, net of tax	(2,558)	(1,520)	(6,340)	2,614
Ending balance(1)	$1,479	$10,920	$1,479	$10,920
Defined benefit plans
Beginning balance	$(3,076)	$(1,847)	$(3,258)	$(1,847)
Actuarial gains	131	—	313	—
Income tax benefit	5	—	5	—
Defined benefit plans, net of tax	136	—	318	—
Ending balance	$(2,940)	$(1,847)	$(2,940)	$(1,847)
Accumulated other comprehensive loss	$(69,423)	$(72,085)	$(69,423)	$(72,085)
(1) As of June 30, 2024, the ending balance of net unrealized gain related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

17.SUBSEQUENT EVENT
On August 1, 2024, the Board of Directors authorized a new repurchase program (the “2024 Repurchase Program”) for up to $500.0 million of the Company's outstanding common stock. EPAM may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 24 months, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of common stock.

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
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as in the broader region, and we have continued to support relocating our employees to lower risk locations, both in Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of June 30, 2024, Ukraine continues to be our largest delivery location with the most delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts.

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
The implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and the cost of our phased exit from Russia resulted in materially increased expenses. Some of these expenses continued during this quarter and we expect some of these expenses will continue to occur in subsequent quarters for some time in the future.
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
Year-to-Date 2024 Developments and Trends
Our business continues to be disrupted by the war in Ukraine which has created and continues to create uncertainties through June 30, 2024 and beyond. In addition, our business and operating results were negatively impacted in the first six months of 2024 by uneven demand for our services. For the first six months of 2024, our revenues were $2.312 billion, a decrease of 2.9% from $2.381 billion reported for the same period of 2023. Income from operations as a percentage of revenues decreased to 10.0% for the six months ended June 30, 2024 as compared to 11.1% for the six months ended June 30, 2023, largely driven by an increase in compensation costs including stock-based compensation and severance expenses as a percentage of revenues, partially offset by a decrease in expenses associated with the geographic repositioning of our workforce and humanitarian efforts for Ukraine.

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
During the three and six months ended June 30, 2024, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(in thousands, except percentages and per share data)
Revenues	$1,146,597	100.0%	$1,170,206	100.0%	$2,312,062	100.0%	$2,381,147	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	810,857	70.7%	808,715	69.1%	1,645,191	71.2%	1,664,616	69.9%
Selling, general and administrative expenses(2)	194,058	16.9%	194,377	16.7%	392,511	16.9%	406,264	17.1%
Depreciation and amortization expense	21,121	1.9%	22,768	1.9%	43,267	1.9%	45,550	1.9%
Income from operations	120,561	10.5%	144,346	12.3%	231,093	10.0%	264,717	11.1%
Interest and other income, net	12,036	1.1%	11,710	1.0%	27,078	1.1%	23,231	1.0%
Foreign exchange gain/(loss)	1,213	0.1%	(6,010)	(0.5)%	(706)	—%	(10,618)	(0.5)%
Income before provision for income taxes	133,810	11.7%	150,046	12.8%	257,465	11.1%	277,330	11.6%
Provision for income taxes	35,165	3.1%	30,013	2.5%	42,577	1.8%	55,005	2.3%
Net income	$98,645	8.6%	$120,033	10.3%	$214,888	9.3%	$222,325	9.3%
Effective tax rate	26.3%		20.0%		16.5%		19.8%
Diluted earnings per share	$1.70		$2.03		$3.67		$3.75

(1)Includes $16,937 and $15,416 of stock-based compensation expense for the three months ended June 30, 2024 and 2023. respectively, and $39,294 and $31,427 of stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively.
(2)Includes $18,747 and $17,694 of stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively, and $41,181 and $40,262 of stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively.

Consolidated Results Review
Revenues
During the three months ended June 30, 2024, our total revenues decreased by 2.0% to $1.147 billion compared to the corresponding period in 2023. Revenues have been negatively impacted by uneven demand for our services, the sale of our remaining holdings in Russia in the third quarter of 2023, and fluctuations in foreign currency exchange rates which decreased our revenue growth by 0.3% during the three months ended June 30, 2024 as compared to the same period last year.
Revenues by client location for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$691,199	60.3%	$679,087	58.0%	$1,384,119	59.9%	$1,388,889	58.3%
EMEA(2)	431,321	37.6%	459,085	39.2%	880,568	38.1%	923,022	38.8%
APAC(3)	24,077	2.1%	24,219	2.1%	47,375	2.0%	51,029	2.1%
CEE(4)	—	—%	7,815	0.7%	—	—%	18,207	0.8%
Revenues	$1,146,597	100.0%	$1,170,206	100.0%	$2,312,062	100.0%	$2,381,147	100.0%

(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Western Europe and the Middle East.
(3)APAC includes revenues from clients in East Asia, Southeast Asia and Australia.
(4)CEE includes revenues from clients in Belarus, Georgia, Kazakhstan, Russia, Ukraine and Uzbekistan. As a result of the Company’s exit from Russia and sale of the Company’s remaining holdings in Russia to a third-party on July 26, 2023, revenues from the CEE region are no longer material. Beginning in 2024, revenues from the CEE region are included in the EMEA region.
During the three and six months ended June 30, 2024, the United States continued to be our largest client location. During the three months ended June 30, 2024, revenues in the United States increased 2.0% to $662.6 million from $649.6 million in the second quarter of 2023, largely due to increased spending at certain large accounts in the region. During the six months ended June 30, 2024, revenues in the United States remained consistent at $1.330 billion as compared to $1.329 billion in the same period of the prior year.
The top three revenue contributing countries by client location in EMEA were the United Kingdom, Switzerland and Germany, generating $127.8 million, $101.3 million and $49.6 million in revenues, respectively, during the three months ended June 30, 2024. Revenues from clients in these three countries were $152.5 million, $89.5 million, and $45.0 million, respectively, in the corresponding period last year. During the six months ended June 30, 2024, the United Kingdom, Switzerland and Germany performed as EMEA’s top revenue generating locations and contributed $263.7 million, $199.8 million, and $100.0 million, respectively, compared to $307.8 million, $179.4 million, and $87.8 million, respectively, in the corresponding period last year. Revenues in the EMEA region were negatively impacted by reduced spending at certain large accounts during the three and six months ended June 30, 2024 as compared to the same period in the previous year.
During the three and six months ended June 30, 2024, revenues from clients in the APAC region decreased by $0.1 million or 0.6% and $3.7 million or 7.2% compared to the corresponding periods of 2023, mainly due to a decline in the Financial Services vertical.
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

During the three months ended June 30, 2024, cost of revenues (exclusive of depreciation and amortization) was $810.9 million representing an increase of 0.3% from $808.7 million in the corresponding period of 2023. The increase was primarily due to negative impact from the appreciation of foreign currencies in certain of our delivery locations, reduced benefits from our hedging program, and a $1.5 million increase in stock-based compensation expense. These increases were partially offset by a decrease in costs associated with our humanitarian efforts for Ukraine of $2.3 million, our unbilled business continuity resources of $2.0 million and compensation costs, other than stock-based compensation expense, largely attributable to the 6.4% decrease in the average number of production professionals which reflects the impact from the Cost Optimization Programs initiated in the second quarter of 2024 and the third quarter of 2023, partially offset by the impacts from salary increases and promotions for existing professionals. See Note 9 “Cost Optimization Programs” for more information regarding the Company’s restructuring programs. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 70.7% and 69.1% in the second quarter of 2024 and 2023, respectively. The year-over-year increase in the second quarter of 2024 as compared to the corresponding period of the prior year is primarily due to an increase in personnel related costs as a percentage of revenues.
During the six months ended June 30, 2024, cost of revenues (exclusive of depreciation and amortization) was $1.645 billion representing a decrease of 1.2% from $1.665 billion in the corresponding period of 2023. The decrease was primarily due to a decrease in compensation costs other than stock-based compensation expense largely attributable to the 7.7% decrease in the average number of production professionals which reflects the impact from the Cost Optimization Programs initiated in the second quarter of 2024 and the third quarter of 2023, partially offset by the impacts from salary increases and promotions for existing professionals. See Note 9 “Cost Optimization Programs” for more information regarding the Company’s restructuring programs. Other drivers that contributed to the year-over-year decrease were a decline in costs associated with our humanitarian efforts for Ukraine of $4.1 million and our unbilled business continuity resources of $9.4 million. The decreases were partially offset by higher expenses due to a $7.9 million increase in stock-based compensation expense, the negative impact from the appreciation of foreign currencies in certain of our delivery locations and reduced benefits from our hedging program. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 71.2% and 69.9% for the six months ended June 30, 2024 and 2023, respectively. The year-over-year increase is primarily due to a $7.9 million increase in stock-based compensation expense and the negative impact from the appreciation of foreign currencies in certain of our delivery locations.
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
During the three months ended June 30, 2024, selling, general and administrative expenses were $194.1 million representing a 0.2% decrease as compared to $194.4 million in the corresponding period of 2023. Selling, general and administrative expenses during the quarter benefited primarily from a $1.2 million reduction in facilities and infrastructure expenses and a $2.8 million decrease in bad debt expense as compared to the corresponding period of the prior year. The decrease in selling, general and administrative expenses was partially offset by the $9.2 million of employee separation costs resulting from the Cost Optimization Programs initiated in the second quarter of 2024 and the third quarter of 2023, partially offset by the impacts from salary increases and promotions for existing professionals. See Note 9 “Cost Optimization Programs” for more information regarding the Company’s restructuring programs. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 0.2% to 16.9% for the three months ended June 30, 2024 as compared to the same period from the prior year, primarily driven by the increase in personnel-related costs as a percentage of revenues.
During the six months ended June 30, 2024, selling, general and administrative expenses were $392.5 million representing a 3.4% decrease as compared to $406.3 million in the corresponding period of 2023. The decrease in selling, general and administrative expenses was primarily driven by a $3.7 million reduction in facilities and infrastructure expenses and a $4.4 million decrease in bad debt expense as compared to the corresponding period of the prior year. Additionally, during the six months ended June 30, 2024, selling, general and administrative expenses benefited from the $4.6 million decrease in personnel-related costs resulting from a decrease in headcount which reflects the impact from the Cost Optimization Programs initiated in the second quarter of 2024 and the third quarter of 2023, partially offset by the impacts from salary increases and promotions for existing professionals. See Note 9 “Cost Optimization Programs” for more information regarding the Company’s restructuring programs. Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 0.2% to 16.9% for the six months ended June 30, 2024 as compared to the same period from the prior year, primarily driven by the reduction in facilities and infrastructure expenses as a percentage of revenues.

Depreciation and Amortization Expense
During the three and six months ended June 30, 2024, depreciation and amortization expense was $21.1 million and $43.3 million, respectively, as compared to $22.8 million and $45.6 million, respectively, in the corresponding period last year. The decrease in depreciation and amortization expense during the three and six months ended June 30, 2024 was primarily the result of lower depreciation on furniture, fixtures, other equipment and computer hardware, partially offset by increased amortization of acquired finite-lived intangible assets. Expressed as a percentage of revenues, depreciation and amortization expense remained consistent at 1.9% during the three and six months ended June 30, 2024, as well as in both corresponding periods of 2023.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, and changes in the fair value of contingent consideration. Interest and other income, net increased from $11.7 million and $23.2 million during the three and six months ended June 30, 2023, respectively, to $12.0 million and $27.1 million during the three and six months ended June 30, 2024, respectively. This increase in Interest and other income, net during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was largely driven by a $2.5 million increase in interest income from our cash, cash equivalents and short-term investments driven by improved interest rates, partially offset by a $1.4 million decrease in government grant income. The increase in Interest and other income, net during the six months June 30, 2024 as compared to the six months ended June 30, 2023 was largely driven by a $9.6 million increase in interest income from our cash, cash equivalents and short-term investments, partially offset by a $4.2 million decrease in government grant income and a $1.0 million increase in loss due to the change in fair value of contingent consideration.
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

Our effective tax rate was 26.3% and 16.5% for the three and six months ended June 30, 2024, respectively, and 20.0% and 19.8% for the three and six months ended June 30, 2023, respectively. The increase in the effective tax rate in the three months ended June 30, 2024, as compared to the corresponding period in the prior year, is due primarily to a decrease in excess tax benefits recorded upon the vesting or exercise of stock awards in the current period. The decrease in the effective tax rate in the six months ended June 30, 2024, as compared to the corresponding period in the prior year, is due primarily to an increase in excess tax benefits recorded upon the vesting or exercise of stock awards in the current period.
We recorded a tax shortfall upon vesting or exercise of stock awards of $0.1 million during the three months ended June 30, 2024 and excess tax benefits upon vesting or exercise of stock awards of $20.8 million during the six months ended June 30, 2024, compared to excess tax benefits of $7.4 million and $13.4 million during the three and six months ended June 30, 2023, respectively. Additionally, during the three and six months ended June 30, 2024, the effective tax rate benefited from the recognition of one-time benefits of $0.1 million and $2.3 million, respectively, resulting from our decision to change the tax status and to classify certain of our foreign subsidiaries as disregarded entities for U.S. income tax purposes. During the three months ended June 30, 2024, we recorded tax expense of $1.2 million resulting from the recognition of a deferred tax liability associated with unremitted earnings of subsidiaries.

Results by Business Segment
Our operations have historically consisted of three reportable segments: North America, Europe, and Russia. On July 26, 2023, we completed the sale of our remaining holdings in Russia to a third party and as a result of this sale, we no longer have operations associated with the Russia segment. The segments represent components of EPAM for which separate financial information is available and used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), to determine how to allocate resources and evaluate performance. Our CODM makes business decisions based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, certain taxes included in operating expenses, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate stock-based compensation, amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, acquisition-related costs and certain other one-time charges and benefits. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations.
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
Revenues from external clients and operating profit/(loss), before unallocated expenses, by reportable segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Segment revenues:
North America	$698,629	$680,071	$1,403,358	$1,390,028
Europe	447,968	483,442	908,704	976,589
Russia	—	6,693	—	14,530
Total segment revenues	$1,146,597	$1,170,206	$2,312,062	$2,381,147
Segment operating profit/(loss):
North America	$122,838	$131,660	$243,502	$254,491
Europe	54,538	64,801	115,057	124,705
Russia	—	(2,743)	—	(5,748)
Total segment operating profit	$177,376	$193,718	$358,559	$373,448

North America Segment
During the three months ended June 30, 2024, revenues for the North America segment increased $18.6 million, or 2.7%, compared to the same period last year and segment operating profit decreased $8.8 million, or 6.7%, compared to the same period last year. During the three months ended June 30, 2024, revenues from our North America segment were 60.9% of total segment revenues, an increase from 58.1% reported in the corresponding period of 2023. As a percentage of North America segment revenues, the North America segment’s operating profit decreased to 17.6% during the second quarter of 2024 from 19.4% in the second quarter of 2023. This decrease is primarily attributable to an increase in variable compensation expense and negative impact of foreign exchange rates, partially offset by higher utilization.

During the six months ended June 30, 2024, revenues for the North America segment increased $13.3 million, or 1.0%, compared to the same period last year and segment operating profit decreased $11.0 million, or 4.3%, compared to the same period last year. During the six months ended June 30, 2024, revenues from our North America segment were 60.7% of total segment revenues, an increase from 58.4% reported in the corresponding period of 2023. As a percentage of North America segment revenues, the North America segment’s operating profit decreased to 17.4% during the six months ended June 30, 2024 from 18.3% in the corresponding period of 2023. This decrease is primarily attributable to an increase in variable compensation expense and negative impact of foreign exchange rates, partially offset by higher utilization.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage	2024	2023	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$128,261	$135,755	$(7,494)	(5.5)%	$261,455	$285,553	$(24,098)	(8.4)%
Financial Services	123,369	135,178	(11,809)	(8.7)%	247,661	279,028	(31,367)	(11.2)%
Life Sciences & Healthcare	120,607	99,966	20,641	20.6%	242,324	196,563	45,761	23.3%
Consumer Goods, Retail & Travel	113,999	120,038	(6,039)	(5.0)%	231,690	243,697	(12,007)	(4.9)%
Business Information & Media	110,789	106,357	4,432	4.2%	217,481	222,515	(5,034)	(2.3)%
Emerging Verticals	101,604	82,777	18,827	22.7%	202,747	162,672	40,075	24.6%
Revenues	$698,629	$680,071	$18,558	2.7%	$1,403,358	$1,390,028	$13,330	1.0%
During the three and six months ended June 30, 2024 compared to the same period in the prior year, Software & Hi-Tech remained the largest industry vertical in the North America segment, which was a result of the continued focus on engaging with our technology clients. However, a reduction in revenues from a former top 20 client and overall declines in the technology sector in the U.S. during 2023 impacted the revenues in this vertical. Financial Services declined 8.7% and 11.2% during the three and six months ended June 30, 2024, respectively, largely impacted by decline in demand from a group of wealth management and insurance clients. Life Sciences & Healthcare grew 20.6% and 23.3% during the three and six months ended June 30, 2024, respectively, primarily due to increased demand from pharmaceutical and medical device companies. Consumer Goods, Retail & Travel declined 5.0% and 4.9% during the three and six months ended June 30, 2024, respectively, primarily due to declines from clients in the retail industry, partially offset by growth from our travel clients. Business Information & Media grew 4.2% and declined 2.3% during the three and six months ended June 30, 2024, respectively, primarily due to the fluctuations in demand from clients in the information services and credit reporting sectors. Emerging Verticals grew 22.7% and 24.6% during the three and six months ended June 30, 2024, respectively, due to growth from various clients in industries such as energy, professional services, telecommunications, industrial materials and educational platforms.
Europe Segment
During the three months ended June 30, 2024, Europe’s segment revenues were $448.0 million, representing a decrease of $35.5 million, or 7.3%, from the same period last year. Revenues were negatively impacted by changes in foreign currency exchange rates during the second quarter of 2024 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2023, we would have reported a revenue decline of 6.9%. Europe’s segment revenues accounted for 39.1% and 41.3% of total segment revenues during the three months ended June 30, 2024 and 2023, respectively. During the second quarter of 2024, the segment’s operating profit decreased 15.8% to $54.5 million compared to the second quarter of 2023. Expressed as a percentage of revenues, Europe’s segment operating profit decreased to 12.2% compared to 13.4% in the same period of the prior year. Segment operating profit was negatively impacted by an increase in variable compensation expense and foreign exchange rates, partially offset by higher utilization.
During the six months ended June 30, 2024, Europe’s segment revenues were $908.7 million, representing a decrease of $67.9 million, or 7.0%, from the same period last year. Europe’s segment revenues accounted for 39.3% and 41.0% of total segment revenues during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the segment’s operating profit decreased 7.7% to $115.1 million compared to the corresponding period of 2023. Expressed as a percentage of revenues, Europe’s segment operating profit decreased to 12.7% compared to 12.8% in the same period of the prior year. Segment operating profit was negatively impacted by an increase in variable compensation expense and foreign exchange rates, partially offset by higher utilization.

The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage	2024	2023	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Consumer Goods, Retail & Travel	$138,328	$151,639	$(13,311)	(8.8)%	$279,767	$304,694	$(24,927)	(8.2)%
Financial Services	121,000	120,361	639	0.5%	239,444	243,969	(4,525)	(1.9)%
Business Information & Media	54,973	83,260	(28,287)	(34.0)%	118,599	169,368	(50,769)	(30.0)%
Software & Hi-Tech	40,561	38,910	1,651	4.2%	80,799	77,592	3,207	4.1%
Life Sciences & Healthcare	19,477	14,454	5,023	34.8%	37,969	28,980	8,989	31.0%
Emerging Verticals	73,629	74,818	(1,189)	(1.6)%	152,126	151,986	140	0.1%
Revenues	$447,968	$483,442	$(35,474)	(7.3)%	$908,704	$976,589	$(67,885)	(7.0)%
During the three and six months ended June 30, 2024, compared to the same period in the prior year, Consumer Goods, Retail & Travel remained the largest industry vertical in the Europe segment. However, revenues in this vertical declined 8.8% and 8.2%, during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023 primarily due to decreased demand from clients in the retail and consumer goods industries. During the three and six months ended June 30, 2024, revenues in Financial Services grew 0.5% and declined 1.9%, respectively, primarily due to the fluctuations in demand from commercial banking, investment banking, payment processing and insurance clients. During the three and six months ended June 30, 2024, revenues in Business Information & Media declined 34.0% and 30.0%, respectively, primarily due to decreased demand from two clients who were historically included in our top 10 clients. During the three and six months ended June 30, 2024, revenues in Software & Hi-Tech grew 4.2% and 4.1%, respectively, primarily due to the expansion of services provided to one of our top 10 clients. Revenues in Life Sciences & Healthcare grew 34.8% and 31.0% during the three and six months ended June 30, 2024, respectively, primarily due to the growth experienced from clients in the pharmaceutical and healthcare sectors. Revenues in Emerging Verticals declined 1.6% and grew 0.1% during the three and six months ended June 30, 2024, respectively, with declines experienced from clients in the professional services and telecommunications industries, and growth experienced from clients in the energy industry as well as a client that was previously reported under the Russia segment.
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

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, to repurchase shares and make investments to support the growth of our business. As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $1.787 billion, short-term investments totaling $61.5 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$186,947	$176,386
Net cash used in investing activities	(73,836)	(35,510)
Net cash used in financing activities	(338,161)	(62,831)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26,447)	17,096
Net (decrease)/increase in cash, cash equivalents and restricted cash	(251,497)	95,141
Cash, cash equivalents and restricted cash, beginning of period	2,043,108	1,683,636
Cash, cash equivalents and restricted cash, end of period	$1,791,611	$1,778,777
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. Since the invasion of Ukraine in 2022, our operating activities included using cash on humanitarian efforts for Ukraine and geographic repositioning of our workforce. The first six months of 2024 were positively impacted by lower payments for variable compensation as compared to the first six months of 2023 attributable to a lower level of financial performance for the year ended December 31, 2023 and were negatively impacted by a larger increase in days sales outstanding compared to the first six months of 2023.
Investing Activities
Our primary uses of cash from investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during the six months ended June 30, 2024 was primarily attributable to $11.5 million used for capital expenditures and $56.7 million used for the acquisitions of businesses, net of cash acquired. The cash used in investing activities during the same period in 2023 was primarily attributable to $14.8 million used for capital expenditures and an investment of $10.9 million into time deposits.
Financing Activities
Cash used in financing activities mainly consists of repurchasing shares of EPAM common stock under the 2023 Repurchase Program, payments of withholding taxes related to net share settlements of restricted stock units, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the purchases of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. During the first six months of 2024, our main use of cash from financing activities consisted of $335.1 million of payments to repurchase our common stock, compared to $49.9 million in the corresponding period of 2023. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans and proceeds from the purchase of shares under our ESPP of $32.5 million in the first six months of 2024, compared to $25.6 million received in the corresponding period of 2023.

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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2024, we had $80.6 million of cash and cash equivalents in banks in Ukraine and $38.2 million of cash and cash equivalents in banks in Belarus. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are initially scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many clients operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of June 30, 2024. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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

Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs and Canadian dollars and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Hungarian forints, Mexican pesos, Colombian pesos, Canadian dollars, Armenian drams and Chinese yuan renminbi. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the three months ended June 30, 2024, approximately 33.0% of consolidated revenues and 57.9% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. As of June 30, 2024, all of EPAM’s foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
During the three months ended June 30, 2024, foreign exchange gain was $1.2 million compared to a loss of $6.0 million reported in the corresponding period last year. Foreign exchange gain was primarily driven by the impact of fluctuations in foreign currencies on our assets and liabilities denominated in foreign currencies. Exchange rate movements can impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
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
During the second quarter of 2024, we reported a revenue decline of 2.0% compared to the second quarter of 2023. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2023, we would have reported a revenue decline of 1.7%. Our revenues denominated in the British pound and euro experienced the most impact from the movements in foreign currencies. During the second quarter of 2024, we reported a decrease in income from operations of 16.5% compared to the second quarter of 2023. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2023, we would have reported a decrease in income from operations of 8.1%. Income from operations was most significantly impacted by the movements of Polish zloty, Hungarian forint, Colombian peso and Indian rupee exchange rates during the second quarter of 2024 compared to the same period in the prior year.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On February 13, 2023, the Board of Directors authorized a repurchase program (the “2023 Repurchase Program”) for up to $500.0 million of our outstanding common stock. EPAM may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
April 1 to April 30, 2024	—	$—	—	$214,483
May 1 to May 31, 2024	883	$186.88	883	$49,500
June 1 to June 30, 2024	277	$178.85	277	$—
Total	1,160		1,160
(1) Average price paid per share in the period includes commission and excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of changes in equity.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
On June 13, 2024, Jason Peterson, Senior Vice President, Treasurer, and Chief Financial Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Peterson’s Rule 10b5-1 Trading Plan expires on June 30, 2025 and provides for the sale of up to 2,542 shares of common stock according to the terms of his Rule 10b5-1 Trading Plan.

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

Date: August 8, 2024

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)