Form 10-Q
period 2024-09-30
EPAM Systems, Inc.
filed 2024-11-07
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 31, 2024
Common Stock, par value $0.001 per share	56,721,427 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$2,036,394	$2,036,235
Trade receivables and contract assets, net of allowance of $5,864 and $11,864, respectively	935,077	897,032
Short-term investments	22,316	60,739
Prepaid and other current assets	113,069	97,355
Total current assets	3,106,856	3,091,361
Property and equipment, net	207,502	235,053
Operating lease right-of-use assets, net	129,929	134,898
Intangible assets, net	74,494	71,118
Goodwill	621,903	562,459
Deferred tax assets	218,320	197,901
Other noncurrent assets	98,193	59,575
Total assets	$4,457,197	$4,352,365

Liabilities
Current liabilities
Accounts payable	$30,774	$31,992
Accrued compensation and benefits expenses	422,548	412,747
Accrued expenses and other current liabilities	155,817	124,823
Income taxes payable, current	34,346	38,812
Operating lease liabilities, current	37,561	36,558
Total current liabilities	681,046	644,932
Long-term debt	25,331	26,126
Operating lease liabilities, noncurrent	102,551	109,261
Other noncurrent liabilities	93,640	100,576
Total liabilities	902,568	880,895
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 56,708 shares issued and outstanding at September 30, 2024, and 57,787 shares issued and outstanding at December 31, 2023	57	58
Additional paid-in capital	1,129,238	1,008,766
Retained earnings	2,465,269	2,501,107
Accumulated other comprehensive loss	(40,517)	(39,040)
Total EPAM Systems, Inc. stockholders’ equity	3,554,047	3,470,891
Noncontrolling interest in consolidated subsidiaries	582	579
Total equity	3,554,629	3,471,470
Total liabilities and equity	$4,457,197	$4,352,365
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,167,527	$1,152,136	$3,479,589	$3,533,283
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	763,992	794,265	2,409,183	2,458,881
Selling, general and administrative expenses	206,820	194,829	599,331	601,093
Depreciation and amortization expense	19,736	23,092	63,003	68,642
Loss on sale of business	—	25,922	—	25,922
Income from operations	176,979	114,028	408,072	378,745
Interest and other income, net	13,347	13,931	40,425	37,162
Foreign exchange (loss)/gain	(710)	3,893	(1,416)	(6,725)
Income before provision for income taxes	189,616	131,852	447,081	409,182
Provision for income taxes	53,270	34,648	95,847	89,653
Net income	$136,346	$97,204	$351,234	$319,529

Net income per share:
Basic	$2.40	$1.68	$6.11	$5.52
Diluted	$2.37	$1.65	$6.04	$5.40
Shares used in calculation of net income per share:
Basic	56,910	57,853	57,445	57,850
Diluted	57,425	58,948	58,166	59,143

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$136,346	$97,204	$351,234	$319,529
Other comprehensive income/(loss):
Change in foreign currency translation adjustments, net of tax	30,774	(5,801)	6,413	14,821
Change in unrealized loss on hedging instruments, net of tax	(1,994)	(13,744)	(8,334)	(11,130)
Defined benefit pension plans - actuarial gain, net of tax	126	—	444	—
Other comprehensive income/(loss)	28,906	(19,545)	(1,477)	3,691
Comprehensive income	$165,252	$77,659	$349,757	$323,220

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2024	57,787	$58	$1,008,766	$2,501,107	—	$—	$(39,040)	$579	$3,471,470
Restricted stock units vested	261	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(88)	—	(26,012)	—	—	—	—	—	(26,012)
Stock-based compensation expense	—	—	41,642	—	—	—	—	—	41,642
Exercise of stock options	369	—	15,251	—	—	—	—	—	15,251
Repurchase of common stock	(396)	—	—	(120,593)	—	—	—	—	(120,593)
Other comprehensive loss	—	—	—	—	—	—	(22,312)	(4)	(22,316)
Net income	—	—	—	116,243	—	—	—	—	116,243
Balance, March 31, 2024	57,933	$58	$1,039,647	$2,496,757	—	$—	$(61,352)	$575	$3,475,685
Restricted stock units vested	69	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(18)	—	(4,577)	—	—	—	—	—	(4,577)
Stock-based compensation expense	—	—	35,285	—	—	—	—	—	35,285
Exercise of stock options	23	—	1,339	—	—	—	—	—	1,339
Issuance of common stock from employee stock purchase plan	85	—	15,717	—	—	—	—	—	15,717
Repurchase of common stock, including excise tax	(1,160)	(1)	—	(216,070)	—	—	—	—	(216,071)
Contributions to consolidated subsidiary from noncontrolling interest	—	—	—	—	—	—	—	7	7
Other comprehensive loss	—	—	—	—	—	—	(8,071)	—	(8,071)
Net income	—	—	—	98,645	—	—	—	—	98,645
Balance, June 30, 2024	56,932	$57	$1,087,411	$2,379,332	—	$—	$(69,423)	$582	$3,397,959
Restricted stock units vested	7	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(3)	—	(611)	—	—	—	—	—	(611)
Stock-based compensation expense	—	—	41,136	—	—	—	—	—	41,136
Exercise of stock options	17	—	1,302	—	—	—	—	—	1,302
Repurchase of common stock, including excise tax	(245)	—	—	(50,409)	—	—	—	—	(50,409)
Other comprehensive income	—	—	—	—	—	—	28,906	—	28,906
Net income	—	—	—	136,346	—	—	—	—	136,346
Balance, September 30, 2024	56,708	$57	$1,129,238	$2,465,269	—	$—	$(40,517)	$582	$3,554,629

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

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$351,234	$319,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,003	68,642
Operating lease right-of-use assets amortization expense	28,051	30,842
Bad debt (recovery)/expense	(3,071)	2,739
Deferred taxes	(24,888)	(11,760)
Stock-based compensation expense	122,599	109,536
Unrealized gain on derivative instruments	—	(7,904)
Impairment charges	395	688
Loss on sale of business	—	25,922
Other	6,715	1,106
Changes in assets and liabilities:
Trade receivables and contract assets	(22,791)	6,145
Prepaid and other assets	(52,167)	13,208
Accounts payable	(4,611)	837
Accrued expenses and other liabilities	17,262	(95,570)
Operating lease liabilities	(29,604)	(34,310)
Income taxes payable	(23,218)	(38,385)
Net cash provided by operating activities	428,909	391,265
Cash flows from investing activities:
Purchases of property and equipment	(16,419)	(18,420)
Purchases of short-term investments	(1,872)	(10,865)
Proceeds from short-term investments	41,509	10,865
Acquisition of business, net of cash acquired (Note 3)	(57,065)	(13,997)
Cash sold as part of sale of business, net of proceeds	—	(2,169)
Purchases of non-marketable securities	(6,927)	(3,281)
Other investing activities, net	1,674	(8,204)
Net cash used in investing activities	(39,100)	(46,071)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	33,781	28,612
Payments of withholding taxes related to net share settlements of restricted stock units	(32,465)	(28,202)
Proceeds from debt	—	764
Repayment of debt	(1,497)	(2,607)
Repurchase of common stock	(385,025)	(128,433)
Payment of contingent consideration for previously acquired business	(4,750)	(8,684)
Purchase of subsidiary shares from noncontrolling interest	—	(1,972)
Other financing activities, net	(1,711)	(2,895)
Net cash used in financing activities	(391,667)	(143,417)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(543)	(5,632)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(2,401)	196,145
Cash, cash equivalents and restricted cash, beginning of period	2,043,108	1,683,636
Cash, cash equivalents and restricted cash, end of period	$2,040,707	$1,879,781

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of September 30, 2024	As of December 31, 2023
Balance sheet classification
Cash and cash equivalents	$2,036,394	$2,036,235
Restricted cash in Prepaid and other current assets	866	5,294
Restricted cash in Other noncurrent assets	3,447	1,579
Total restricted cash	4,313	6,873
Total cash, cash equivalents and restricted cash	$2,040,707	$2,043,108

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2024 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of September 30, 2024, the Company had $63.6 million of cash and cash equivalents in banks in Ukraine and $29.3 million of cash and cash equivalents in banks in Belarus. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are initially scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
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

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally, euros, British pounds, Swiss francs and Canadian dollars and incurs expenditures principally in euros, Indian rupees, Polish zlotys, British pounds, Swiss francs, Hungarian forints, Mexican pesos, Colombian pesos, Canadian dollars, Chinese yuan renminbi and Armenian drams. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. See Note 6 “Derivative Financial Instruments” for further information on the Company’s hedging program.
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
During the three and nine months ended September 30, 2024, there have been no material updates regarding pending accounting standards as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. As of September 30, 2024, the Company had $58.8 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.2 million, laptops with a net book value of $3.0 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $3.1 million, and leasehold improvements located throughout Ukraine with a net book value of $0.5 million. Additionally, as of September 30, 2024, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $4.2 million. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground and the Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the three and nine months ended September 30, 2024, the Company expensed $3.6 million and $9.5 million, respectively, related to this commitment. Of the expensed amounts for the three and nine months ended September 30, 2024, $0.6 million and $1.8 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $3.0 million and $7.7 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. During the three and nine months ended September 30, 2023, the Company expensed $3.6 million and $13.6 million, respectively, related to this commitment. Of the expensed amounts for the three and nine months ended September 30, 2023, $3.0 million and $8.3 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $0.6 million and $5.3 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. As of September 30, 2024, the Company has $28.3 million remaining to be expensed under this humanitarian commitment.

Following the invasion, the Company executed its business continuity plans to assist relocating employees residing in Ukraine and the surrounding region, who were impacted by the war and geopolitical uncertainty, to other countries and to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacities to ensure the continuity of delivery for its clients who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion and ongoing war. During the three and nine months ended September 30, 2024, the Company incurred no expenses related to the standby resources and incurred expenses of $0.0 million and $0.9 million, respectively, related to its geographic repositioning efforts, classified as Selling, general and administrative expenses. During the three and nine months ended September 30, 2023, the Company incurred expenses of $0.0 million and $9.4 million, respectively, related to the standby resources, classified as Cost of revenues (exclusive of depreciation and amortization). Also, during the three and nine months ended September 30, 2023, the Company incurred expenses of $0.4 million and $0.9 million, respectively, related to its geographic repositioning efforts, classified as Selling, general and administrative expenses.
3.ACQUISITIONS
2024 Acquisitions - During the nine months ended September 30, 2024, the Company completed three acquisitions with a total purchase price of $74.2 million including contingent consideration with acquisition-date fair value of $9.8 million. These acquisitions expanded EPAM’s geographical reach across Latin America and Europe, enhanced its capabilities in Life Sciences analytics, as well as added $20.3 million of intangible assets, consisting mainly of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material.
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

4.GOODWILL
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2024	$241,860	$320,599	$562,459
2024 Acquisitions	40,517	12,911	53,428
2023 Acquisitions purchase accounting adjustments	861	—	861
Effect of net foreign currency exchange rate changes	65	5,090	5,155
Balance as of September 30, 2024	$283,303	$338,600	$621,903
There were no accumulated impairment losses in the North America or Europe reportable segments as of September 30, 2024 or December 31, 2023.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following tables present the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$3,275	$—	$3,275	$—
Total assets measured at fair value on a recurring basis	$3,275	$—	$3,275	$—

Foreign exchange derivative liabilities	$3,945	$—	$3,945	$—
Contingent consideration liabilities	31,998	—	—	31,998
Total liabilities measured at fair value on a recurring basis	$35,943	$—	$3,945	$31,998

	As of December 31, 2023
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$10,416	$—	$10,416	$—
Total assets measured at fair value on a recurring basis	$10,416	$—	$10,416	$—

Foreign exchange derivative liabilities	$248	$—	$248	$—
Contingent consideration liabilities	23,150	—	—	23,150
Total liabilities measured at fair value on a recurring basis	$23,398	$—	$248	$23,150
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

A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the nine months ended September 30, 2024 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2024	$23,150
Acquisition date fair value of contingent consideration — 2024 Acquisitions	9,756
Changes in fair value of contingent consideration included in Interest and other income, net	4,031
Payment of contingent consideration for previously acquired businesses	(5,000)
Effect of foreign currency exchange rate changes, net	61
Contingent consideration liabilities as of September 30, 2024	$31,998
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Financial Assets:
Cash equivalents:
Money market funds	$149,142	$149,142	$149,142	$—	$—
Time deposits	28,921	28,921	—	28,921	—
Total cash equivalents	$178,063	$178,063	$149,142	$28,921	$—
Time deposits included in Short-term investments	$20,920	$20,920	$—	$20,920	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$47,083	$47,083	$—	$47,083	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$168,120	$168,120	$168,120	$—	$—
Time deposits	105,210	105,210	—	105,210	—
Total cash equivalents	$273,330	$273,330	$168,120	$105,210	$—
Time deposits included in Short-term investments	$60,739	$60,739	$—	$60,739	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$46,954	$46,954	$—	$46,954	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $39.1 million and $31.7 million as of September 30, 2024 and December 31, 2023, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

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
As of September 30, 2024, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were as follows:

		As of September 30, 2024		As of December 31, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$3,275		$10,416
	Accrued expenses and other current liabilities		$3,945		$248

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 7.3 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were not material for the three and nine months ended September 30, 2024 and 2023.
During the three and nine months ended September 30, 2024 and 2023, the components of lease cost were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Classification	2024	2023	2024	2023
Operating lease cost	Selling, general and administrative expenses	$10,893	$11,592	$32,579	$34,725
Variable lease cost	Selling, general and administrative expenses	2,913	2,905	7,981	9,941
Short-term lease cost	Selling, general and administrative expenses	881	998	2,787	4,609
Total lease cost		$14,687	$15,495	$43,347	$49,275
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$11,683	$12,383	$34,308	$37,628
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$837	$3,815	$11,823	$10,843
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$5,103	$1,312	$11,342	$7,203
Operating lease liabilities	$5,245	$1,276	$11,376	$7,416

Weighted average remaining lease term and discount rate as of September 30, 2024 and 2023 were as follows:

	As of September 30, 2024	As of September 30, 2023
Weighted average remaining lease term, in years:
Operating leases	4.6	5.0
Weighted average discount rate:
Operating leases	4.3%	3.9%
As of September 30, 2024, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2024 (excluding nine months ended September 30, 2024)	$11,098
2025	40,667
2026	34,216
2027	24,747
2028	20,533
Thereafter	21,728
Total lease payments	152,989
Less: imputed interest	(12,877)
Total	$140,112
The Company had committed to payments of $3.6 million related to operating lease agreements that had not yet commenced as of September 30, 2024. These operating leases will commence on various dates during 2024 and 2025 with lease terms ranging from 3.0 to 5.1 years. The Company did not have any material finance lease agreements that had not yet commenced.
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
Borrowings under the 2021 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $150.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2021 Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. As of September 30, 2024, the Company’s outstanding borrowings are subject to a SOFR-based interest rate, which resets regularly at issuance, based on lending terms.
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of September 30, 2024, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of September 30, 2024	As of December 31, 2023
Outstanding debt	$25,000	$25,000
Interest rate	5.9%	6.3%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

9.COST OPTIMIZATION PROGRAMS
During the quarter ended June 30, 2024, the Company initiated the 2024 Cost Optimization Program to streamline operations and optimize corporate functions. This program is expected to include workforce reductions and contract terminations. The Company expects to complete all restructuring actions commenced under the 2024 Cost Optimization Program by the end of the second quarter of 2025 and to incur additional charges of approximately $14.0 million. The actual amount and timing of severance and other costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.
During the quarter ended September 30, 2023, the Company initiated the 2023 Cost Optimization Program to streamline operations and optimize corporate functions. This program included workforce reduction and closure of underutilized facilities. As of June 30, 2024, the Company has completed all restructuring actions commenced under the 2023 Cost Optimization Program.
The total costs related to the Cost Optimization Programs are classified in Selling, general and administrative expenses in the condensed consolidated statements of income. The Company did not allocate these charges to individual segments as they are not considered by the chief operating decision maker during the review of segment results. Accordingly, such expenses are presented in our segment reporting as part of “Other unallocated expenses” (See Note 16 “Segment Information”).
Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2023	Charges	Payments Made	Balance at September 30, 2024
2024 Cost Optimization Program
Employee separation costs	$—	$17,132	$(13,506)	$3,626
Contract termination charges	—	286	—	286
2023 Cost Optimization Program
Employee separation costs	6,966	9,015	(15,981)	—
Total	$6,966	$26,433	$(29,487)	$3,912

10.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by client location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Client Locations
Americas	$669,582	$27,585	$697,167
EMEA(1)	34,679	410,188	444,867
APAC	352	25,141	25,493
CEE(1)	—	—	—
Revenues	$704,613	$462,914	$1,167,527

	Nine Months Ended September 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Client Locations
Americas	$2,002,942	$78,344	$2,081,286
EMEA(1)	103,220	1,222,215	1,325,435
APAC	1,809	71,059	72,868
CEE(1)	—	—	—
Revenues	$2,107,971	$1,371,618	$3,479,589
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

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$107,866	$143,259	$251,125
Financial Services	129,339	125,296	254,635
Software & Hi-Tech	131,145	46,928	178,073
Business Information & Media	115,121	52,273	167,394
Life Sciences & Healthcare	120,659	21,675	142,334
Emerging Verticals	100,483	73,483	173,966
Revenues	$704,613	$462,914	$1,167,527

	Nine Months Ended September 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$339,556	$423,026	$762,582
Financial Services	377,000	364,740	741,740
Software & Hi-Tech	392,600	127,727	520,327
Business Information & Media	332,602	170,872	503,474
Life Sciences & Healthcare	362,983	59,644	422,627
Emerging Verticals	303,230	225,609	528,839
Revenues	$2,107,971	$1,371,618	$3,479,589

	Three Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$115,778	$146,837	$342	$262,957
Financial Services	131,499	114,122	814	246,435
Software & Hi-Tech	136,520	37,545	281	174,346
Business Information & Media	104,863	78,983	15	183,861
Life Sciences & Healthcare	109,137	15,143	(36)	124,244
Emerging Verticals	86,981	73,183	129	160,293
Revenues	$684,778	$465,813	$1,545	$1,152,136

	Nine Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Consumer Goods, Retail & Travel(1)	$359,475	$451,531	$3,770	$814,776
Financial Services	410,527	358,091	7,450	776,068
Software & Hi-Tech	422,073	115,137	1,545	538,755
Business Information & Media	327,378	248,351	196	575,925
Life Sciences & Healthcare	305,700	44,123	120	349,943
Emerging Verticals	249,653	225,169	2,994	477,816
Revenues	$2,074,806	$1,442,402	$16,075	$3,533,283
(1) The Company renamed the Travel & Consumer vertical to Consumer Goods, Retail & Travel to better reflect the mix of clients included in this vertical. This constitutes a naming change only and no changes were made to amounts reported.
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Contract Types
Time-and-material	$596,111	$372,056	$968,167
Fixed-price	102,239	89,276	191,515
Licensing and other revenues	6,263	1,582	7,845
Revenues	$704,613	$462,914	$1,167,527

	Nine Months Ended September 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Contract Types
Time-and-material	$1,793,852	$1,099,462	$2,893,314
Fixed-price	296,602	266,888	563,490
Licensing and other revenues	17,517	5,268	22,785
Revenues	$2,107,971	$1,371,618	$3,479,589

	Three Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$602,765	$391,479	$1,355	$995,599
Fixed-price	73,640	73,226	190	147,056
Licensing and other revenues	8,373	1,108	—	9,481
Revenues	$684,778	$465,813	$1,545	$1,152,136

	Nine Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$1,854,159	$1,233,271	$11,168	$3,098,598
Fixed-price	202,144	205,897	4,873	412,914
Licensing and other revenues	18,503	3,234	34	21,771
Revenues	$2,074,806	$1,442,402	$16,075	$3,533,283
Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$701,014	$461,923	$1,162,937
Transferred at a point of time	3,599	991	4,590
Revenues	$704,613	$462,914	$1,167,527

	Nine Months Ended September 30, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,097,251	$1,368,155	$3,465,406
Transferred at a point of time	10,720	3,463	14,183
Revenues	$2,107,971	$1,371,618	$3,479,589

	Three Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$682,410	$465,286	$1,545	$1,149,241
Transferred at a point of time	2,368	527	—	2,895
Revenues	$684,778	$465,813	$1,545	$1,152,136

	Nine Months Ended September 30, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,066,081	$1,440,682	$16,042	$3,522,805
Transferred at a point of time	8,725	1,720	33	10,478
Revenues	$2,074,806	$1,442,402	$16,075	$3,533,283
During the three and nine months ended September 30, 2024, the Company recognized $1.6 million and $15.0 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $9.2 million and $7.1 million during the three and nine months ended September 30, 2023, respectively.

The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of September 30, 2024. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$23,832	$3,269	$—	$—	$27,101
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of September 30, 2024	As of December 31, 2023
Contract assets included in Trade receivables and contract assets, net	$56,748	$24,309
Contract liabilities included in Accrued expenses and other current liabilities	$32,458	$27,988
Contract liabilities included in Other noncurrent liabilities	$290	$951
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
During the three and nine months ended September 30, 2024, the Company recognized $2.9 million and $20.3 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2023. During the three and nine months ended September 30, 2023, the Company recognized $3.1 million and $27.4 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2022.
11.GOVERNMENT ASSISTANCE PROGRAMS AND INCENTIVES
The Company benefits from various government incentives in countries where it operates in the form of cash grants or refundable tax credits. The eligibility to receive such assistance and amounts to be granted are determined based on regulations issued by the relevant government authorities. The incentives are generally based on qualifying expenditures or subject to achieving certain employment and investment targets. As there is no authoritative guidance under U.S. GAAP for government assistance to for-profit business entities, the Company accounts for government assistance by analogy to International Accounting Standards 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company recognizes the benefits from government assistance when it has reasonable assurance it will comply with the terms of the assistance and the assistance will be received.
Tax Incentive for Research and Development (“R&D”) in Poland
During the third quarter of 2024, the Company determined it was eligible for R&D tax relief in Poland which allows the Company to reduce its tax base through bonus deductions for specific costs, such as salaries and social security contributions for employees working on R&D projects. The Company is able to utilize the tax relief by first offsetting its corporate income tax liability and then, to the extent the tax relief exceeds its corporate income tax liability, reducing future remittances of personal income tax withholding for qualified employees.

During the quarter ended September 30, 2024, the Company determined it was probable it would receive government incentives of $22.9 million related to 2023 R&D activities and $29.1 million related to R&D activities completed during the first nine months of 2024 which were recorded as a reduction to Cost of revenues in the condensed consolidated statements of income during the three and nine months ended September 30, 2024. As of September 30, 2024, $20.9 million of benefits were included in Prepaid and other current assets and $31.0 million of benefits were included in Other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive.
12.STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues (exclusive of depreciation and amortization)	$19,576	$18,142	$58,870	$49,569
Selling, general and administrative expenses	22,548	19,705	63,729	59,967
Total	$42,124	$37,847	$122,599	$109,536
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2024	1,629	$125.88
Options granted	81	$296.87
Options exercised	(409)	$43.83
Options forfeited	(9)	$276.69
Options expired	(4)	$373.38
Options outstanding at September 30, 2024	1,288	$160.72	$94,480	3.9

Options vested and exercisable as of September 30, 2024	1,046	$128.05	$94,480	2.8
Options expected to vest as of September 30, 2024	231	$302.02	$—	8.4
As of September 30, 2024, $21.6 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.1 years.

Restricted Stock and Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2024:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2024	1,074	$292.45	98	$287.36
Awards granted	535	$289.73	34	$298.35
Awards modified	1	$366.27	(1)	$114.30
Awards vested	(335)	$287.43	(39)	$272.94
Awards forfeited/cancelled	(77)	$300.63	(2)	$295.91
Unvested service-based awards outstanding at September 30, 2024	1,198	$292.15	90	$298.91
As of September 30, 2024, $248.9 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.6 years.
As of September 30, 2024, $14.8 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.4 years.
The liability associated with the service-based liability-classified RSUs as of September 30, 2024 and December 31, 2023, was $1.4 million and $8.7 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s equity-classified performance-based restricted stock unit awards (“PSUs”) for the nine months ended September 30, 2024:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2024	13	$441.87
Awards granted	38	$327.31
Awards vested	(3)	$560.97
Awards forfeited/cancelled	(1)	$594.50
Unvested performance-based awards outstanding at September 30, 2024	47	$333.56
As of September 30, 2024, $8.7 million of total remaining unrecognized stock-based compensation cost related to PSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.9 years.
During the three months ended March 31, 2024, the Company granted to its named executive officers and certain other members of senior management PSUs that vest after 3 years, contingent on meeting certain financial performance targets, market conditions and continued service. The financial performance targets will be set by the Compensation Committee of the Board of Directors at the beginning of each year. For the portion of the awards subject to market conditions, fair value was determined using a Monte Carlo valuation model. The portion of the awards associated with financial performance in future years where the financial performance targets have not yet been determined are not considered granted for accounting purposes. There were 32 thousand such awards as of September 30, 2024.

2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the nine months ended September 30, 2024, the ESPP participants purchased 85 thousand shares of common stock under the ESPP. During the nine months ended September 30, 2023, the ESPP participants purchased 77 thousand shares of common stock under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and nine months ended September 30, 2024, the Company recognized $2.3 million and $7.5 million, respectively, of stock-based compensation expense related to the ESPP. For the three and nine months ended September 30, 2023, the Company recognized $3.1 million and $9.7 million, respectively, of stock-based compensation expense related to the ESPP. As of September 30, 2024, total unrecognized stock-based compensation cost related to the ESPP was $0.8 million, which is expected to be recognized over a period of 0.1 years.
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
As of September 30, 2024, the Company has commitments to grant up to $15.6 million of equity awards with the number of awards to be determined based on future stock prices. Additionally, these awards contain performance criteria that will determine the number of future awards to be issued and there is a service-based vesting requirement after the grant date associated with these awards. As these awards are considered granted for accounting purposes, in determining the expense, the Company adjusts the expected settlement based on the probability of achievement of the performance criteria. Related to these awards, the amount of stock-based compensation expense recorded in the condensed consolidated statements of income for the three months ended September 30, 2024 was not material.

Share Repurchases
On August 1, 2024, the Board of Directors authorized a new share repurchase program (the “2024 Repurchase Program”) for up to $500.0 million of the Company's outstanding common stock. EPAM may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock. Prior to the authorization of the 2024 Repurchase Program, the Company repurchased common stock under the 2023 Repurchase Program and exhausted the $500.0 million authorized under that program as of June 30, 2024.
During the three and nine months ended September 30, 2024, the Company repurchased 245 thousand and 1,801 thousand shares of its common stock for $50.0 million and $385.0 million, respectively, in cash. During the three and nine months ended September 30, 2023, the Company repurchased 318 thousand and 543 thousand shares of its common stock for $78.5 million and $128.4 million, respectively, in cash. All of the repurchased shares have been retired. As of September 30, 2024, a remaining balance of $450.0 million was available for purchases of the Company’s common stock under the 2024 Repurchase Program.

13.INCOME TAXES
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

The Company’s worldwide effective tax rate for the three months ended September 30, 2024 and 2023 was 28.1% and 26.3%, respectively, and 21.4% and 21.9% during the nine months ended September 30, 2024 and 2023, respectively. The Company recorded a tax shortfall upon vesting or exercise of stock awards of $0.3 million during the three months ended September 30, 2024 and excess tax benefits upon vesting or exercise of stock awards of $20.5 million during the nine months ended September 30, 2024, compared to excess tax benefits of $1.7 million and $15.1 million during the three and nine months ended September 30, 2023, respectively. The effective tax rate during the three and nine months ended September 30, 2024 was negatively impacted by the accounting treatment of the receipt of government incentives related to conducting R&D activities in Poland, which resulted in a 2.3% and 1.0% increase in the effective tax rate, respectively, and the non-deductibility of certain acquisition costs for tax purposes which resulted in a 1.4% and 0.6% increase in the effective tax rate, respectively. During the three and nine months ended September 30, 2023, the Company’s effective tax rate increased due to a $3.6 million charge in the third quarter associated with the completion of EPAM’s exit from Russia.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$136,346	$97,204	$351,234	$319,529
Numerator for basic and diluted earnings per share	$136,346	$97,204	$351,234	$319,529

Denominator:
Weighted average common shares for basic earnings per share	56,910	57,853	57,445	57,850
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	515	1,095	721	1,293
Weighted average common shares for diluted earnings per share	57,425	58,948	58,166	59,143

Net income per share:
Basic	$2.40	$1.68	$6.11	$5.52
Diluted	$2.37	$1.65	$6.04	$5.40
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1,426 thousand and 1,056 thousand during the three and nine months ended September 30, 2024, respectively.
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
Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the year ended December 31, 2023. As of September 30, 2024, the undiscounted deferred consideration amounts owed totaled approximately $49.7 million and are expected to be paid as follows: $16.6 million during the remainder of 2024, $16.6 million in 2025, and $16.5 million in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of September 30, 2024, $64.9 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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
Revenues from external clients and operating profit/(loss), before unallocated expenses, by reportable segment for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment revenues:
North America	$704,613	$684,778	$2,107,971	$2,074,806
Europe	462,914	465,813	1,371,618	1,442,402
Russia	—	1,545	—	16,075
Total segment revenues	$1,167,527	$1,152,136	$3,479,589	$3,533,283
Segment operating profit/(loss):
North America	$155,570	$132,438	$399,072	$386,929
Europe	94,862	64,074	209,919	188,779
Russia	—	(118)	—	(5,866)
Total segment operating profit	$250,432	$196,394	$608,991	$569,842
Intersegment transactions were excluded from the above on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results.
There were no clients that accounted for more than 10% of total segment revenues during the three and nine months ended September 30, 2024 and 2023.
Reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment operating profit:	$250,432	$196,394	$608,991	$569,842
Unallocated amounts:
Stock-based compensation expense	(42,124)	(37,847)	(122,599)	(109,536)
Amortization of intangibles assets	(5,707)	(5,688)	(17,477)	(16,708)
Other acquisition-related expenses	(7,098)	(867)	(8,777)	(2,448)
Loss on sale of business	—	(25,922)	—	(25,922)
Other unallocated expenses	(18,524)	(12,042)	(52,066)	(36,483)
Income from operations	176,979	114,028	408,072	378,745
Interest and other income, net	13,347	13,931	40,425	37,162
Foreign exchange (loss)/gain	(710)	3,893	(1,416)	(6,725)
Income before provision for income taxes	$189,616	$131,852	$447,081	$409,182

Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of September 30, 2024	As of December 31, 2023
Ukraine	$58,793	$62,653
Belarus	46,627	49,875
United States	37,200	42,510
India	14,141	12,735
Poland	11,632	15,057
Belgium	4,980	3,032
Hungary	4,687	6,683
Other	29,442	42,508
Total	$207,502	$235,053
The table below presents information about the Company’s revenues by client location for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$666,851	$652,757	$1,996,566	$1,981,816
United Kingdom	126,010	140,718	389,733	448,526
Switzerland	104,268	91,504	304,022	270,862
Germany	53,604	44,843	153,627	132,606
Netherlands	45,816	59,020	142,577	176,528
Canada	22,012	21,808	65,745	76,125
Russia	—	1,545	—	13,290
Other locations	148,966	139,941	427,319	433,530
Total	$1,167,527	$1,152,136	$3,479,589	$3,533,283

17.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency translation
Beginning balance	$(67,962)	$(81,158)	$(43,601)	$(101,780)
Foreign currency translation	39,596	(33,292)	8,305	(9,231)
Net loss reclassified into Loss on sale of business	—	23,931	—	23,931
Income tax (expense)/benefit	(8,822)	3,560	(1,892)	121
Foreign currency translation, net of tax	30,774	(5,801)	6,413	14,821
Ending balance	$(37,188)	$(86,959)	$(37,188)	$(86,959)
Cash flow hedging instruments
Beginning balance	$1,479	$10,920	$7,819	$8,306
Unrealized gain/ (loss) in fair value	1,592	(8,805)	(1,797)	7,028
Net gain reclassified into Cost of revenues (exclusive of depreciation and amortization)	(4,185)	(8,764)	(9,040)	(21,248)
Net gain reclassified into Foreign exchange loss	—	(211)	—	(178)
Income tax benefit	599	4,036	2,503	3,268
Cash flow hedging instruments, net of tax	(1,994)	(13,744)	(8,334)	(11,130)
Ending balance(1)	$(515)	$(2,824)	$(515)	$(2,824)
Defined benefit plans
Beginning balance	$(2,940)	$(1,847)	$(3,258)	$(1,847)
Actuarial gains	126	—	439	—
Income tax benefit	—	—	5	—
Defined benefit plans, net of tax	126	—	444	—
Ending balance	$(2,814)	$(1,847)	$(2,814)	$(1,847)
Accumulated other comprehensive loss	$(40,517)	$(91,630)	$(40,517)	$(91,630)
(1) As of September 30, 2024, the ending balance of net unrealized loss related to derivatives designated as cash flow hedges is expected to be reclassified into earnings in the next twelve months.

18.SUBSEQUENT EVENTS
Acquisition — On November 1, 2024, the Company paid approximately $618.1 million in cash to acquire 99.7% of the outstanding shares of Neoris N.V. (together with its subsidiaries, “NEORIS”). NEORIS is a global advanced technology consultancy with approximately 4,800 professionals across major talent hubs in Latin America, Spain and the U.S. NEORIS specializes in delivering complex digital engagement and transformation projects for clients in the Americas and Europe.
Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. The Company expects to complete the initial accounting for this acquisition during the fourth quarter of 2024.
Pending Acquisition — On October 7, 2024, the Company announced that it had reached an agreement with FD Technologies plc to acquire First Derivative Ltd (together with its subsidiaries, “First Derivative”), a Northern Ireland-headquartered managed services and consulting business for the capital markets industry with major delivery capability in the U.K., Ireland, North America and APAC. Under the terms of the agreement, the Company will acquire First Derivative for an aggregate purchase price of approximately $307.6 million in cash consideration, subject to customary adjustments for cash, indebtedness and net working capital. On October 24, 2024, the transaction was approved by the shareholders of FD Technologies plc. The transaction is targeted to close during the fourth quarter of 2024; however, the closing of the transaction remains subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.

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
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as in the broader region, and we have continued to support relocating our employees to lower risk locations, both within Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of September 30, 2024, Ukraine continues to be a significant delivery location with a large number of delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts.

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
Year-to-Date 2024 Developments and Trends
For the first nine months of 2024, our revenues were $3.480 billion, a decrease of 1.5% from $3.533 billion reported for the same period of 2023. Our business and operating results were negatively impacted in the first nine months of 2024 by a decline at a former top-10 client included in our Business Information & Media vertical, however, there was moderate improvement in the remainder of our customer portfolio as evidenced by an overall 1.8% sequential growth from the second to third quarter of 2024. Income from operations as a percentage of revenues increased to 11.7% for the nine months ended September 30, 2024 as compared to 10.7% for the nine months ended September 30, 2023, largely driven by a $52.0 million benefit from the Poland research and development incentives as well as the recognition of a $25.9 million loss from the sale of the Russia business in 2023 partially offset by an increase in variable compensation expense.

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
During the three and nine months ended September 30, 2024, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in thousands, except percentages and per share data)
Revenues	$1,167,527	100.0%	$1,152,136	100.0%	$3,479,589	100.0%	$3,533,283	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	763,992	65.4%	794,265	68.9%	2,409,183	69.3%	2,458,881	69.6%
Selling, general and administrative expenses(2)	206,820	17.7%	194,829	16.9%	599,331	17.2%	601,093	17.0%
Depreciation and amortization expense	19,736	1.7%	23,092	2.0%	63,003	1.8%	68,642	2.0%
Loss on sale of business	—	—%	25,922	2.3%	—	—%	25,922	0.7%
Income from operations	176,979	15.2%	114,028	9.9%	408,072	11.7%	378,745	10.7%
Interest and other income, net	13,347	1.1%	13,931	1.2%	40,425	1.1%	37,162	1.1%
Foreign exchange (loss)/gain	(710)	(0.1)%	3,893	0.3%	(1,416)	—%	(6,725)	(0.2)%
Income before provision for income taxes	189,616	16.2%	131,852	11.4%	447,081	12.8%	409,182	11.6%
Provision for income taxes	53,270	4.5%	34,648	3.0%	95,847	2.7%	89,653	2.6%
Net income	$136,346	11.7%	$97,204	8.4%	$351,234	10.1%	$319,529	9.0%
Effective tax rate	28.1%		26.3%		21.4%		21.9%
Diluted earnings per share	$2.37		$1.65		$6.04		$5.40

(1)Includes $19,576 and $18,142 of stock-based compensation expense for the three months ended September 30, 2024 and 2023. respectively, and $58,870 and $49,569 of stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes $22,548 and $19,705 of stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively, and $63,729 and $59,967 of stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively.

Consolidated Results Review
Revenues
During the three months ended September 30, 2024, our total revenues increased by 1.3% to $1.168 billion compared to the corresponding period in 2023. During the three months ended September 30, 2024 as compared to the same period last year, revenues have been positively impacted by stabilizing demand for our services and fluctuations in foreign currency exchange rates which increased our revenue growth by 0.4%, partially offset by the sale of our remaining holdings in Russia in the third quarter of 2023.
Revenues by client location for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$697,167	59.7%	$677,410	58.8%	$2,081,286	59.8%	$2,066,299	58.4%
EMEA(2)	444,867	38.1%	446,237	38.7%	1,325,435	38.1%	1,369,259	38.8%
APAC(3)	25,493	2.2%	25,051	2.2%	72,868	2.1%	76,080	2.2%
CEE(4)	—	—%	3,438	0.3%	—	—%	21,645	0.6%
Revenues	$1,167,527	100.0%	$1,152,136	100.0%	$3,479,589	100.0%	$3,533,283	100.0%

(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Western Europe and the Middle East. Beginning in 2024, EMEA also includes revenues from Central and Eastern Europe.
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
During the three and nine months ended September 30, 2024, the United States continued to be our largest client location. During the three months ended September 30, 2024, revenues in the United States increased 2.2% to $666.9 million from $652.8 million in the third quarter of 2023, largely due to increased spending at certain large accounts in the region. During the nine months ended September 30, 2024, revenues in the United States increased to $1.997 billion as compared to $1.982 billion in the same period of the prior year.
The top three revenue contributing countries by client location in EMEA were the United Kingdom, Switzerland and Germany, generating $126.0 million, $104.3 million and $53.6 million in revenues, respectively, during the three months ended September 30, 2024. Revenues from clients in these three countries were $140.7 million, $91.5 million, and $44.8 million, respectively, in the corresponding period last year. During the nine months ended September 30, 2024, the United Kingdom, Switzerland and Germany performed as EMEA’s top revenue generating locations and contributed $389.7 million, $304.0 million, and $153.6 million, respectively, compared to $448.5 million, $270.9 million, and $132.6 million, respectively, in the corresponding period last year. Revenues in the EMEA region were negatively impacted by reduced spending at certain large accounts during the three and nine months ended September 30, 2024 as compared to the same period in the previous year.
During the three and nine months ended September 30, 2024, revenues from clients in the APAC region increased by $0.4 million or 1.8% mainly due to growth in the Life Sciences & Healthcare vertical and decreased by $3.2 million or 4.2% mainly due to a decline in the Financial Services vertical, compared to the corresponding periods of 2023.
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

During the three months ended September 30, 2024, cost of revenues (exclusive of depreciation and amortization) was $764.0 million representing a decrease of 3.8% from $794.3 million in the corresponding period of 2023. The decrease was primarily due to the $52.0 million benefit recognized in the third quarter of 2024 for government incentives received related to conducting R&D activities in Poland partially offset by higher personnel costs including stock-based compensation expense and $4.6 million in reduced benefits from our hedging program. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 65.4% and 68.9% in the third quarter of 2024 and 2023, respectively. The year-over-year decrease in the third quarter of 2024 as compared to the corresponding period of the prior year is primarily due to the benefit recognized for government incentives received related to conducting R&D activities in Poland and improved utilization, partially offset by an increase in compensation costs including stock-based compensation expense, as a percentage of revenues.
During the nine months ended September 30, 2024, cost of revenues (exclusive of depreciation and amortization) was $2.409 billion representing a decrease of 2.0% from $2.459 billion in the corresponding period of 2023. The decrease was primarily due to the $52.0 million benefit recognized in the third quarter of 2024 for the government incentives received related to conducting R&D activities in Poland and a decrease in compensation costs other than stock-based compensation expense largely attributable to the 6.1% decrease in the average number of production professionals which reflects the impact from the Cost Optimization Programs initiated in the second quarter of 2024 and the third quarter of 2023, partially offset by the impacts from salary increases and promotions for existing professionals. See Note 9 “Cost Optimization Programs” for more information regarding the Company’s restructuring programs. The decreases were partially offset by a $9.3 million increase in stock-based compensation expense, the negative impact from the appreciation of foreign currencies in certain of our delivery locations and reduced benefits from our hedging program. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 69.3% and 69.6% for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year decrease is primarily due to the $52.0 million benefit recognized in the third quarter of 2024 for government incentives received related to conducting R&D activities in Poland and improved utilization, partially offset by a $9.3 million increase in stock-based compensation expense, reduced benefits from our hedging program and the negative impact from the appreciation of foreign currencies in certain of our delivery locations.
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
During the three months ended September 30, 2024, selling, general and administrative expenses were $206.8 million representing a 6.2% increase as compared to $194.8 million in the corresponding period of 2023. The increase in selling, general and administrative expenses was mainly driven by a $6.1 million increase in professional fee expenses related to our business acquisition efforts, an increase in compensation costs impacted by salary increases and promotions for existing professionals, a $2.8 million increase in stock-based compensation expense and a $1.9 million increase in employee separation costs resulting from the Cost Optimization Programs initiated in the second quarter of 2024 and the third quarter of 2023, compared to the corresponding period of the prior year. See Note 9 “Cost Optimization Programs” for more information regarding the Company’s restructuring programs. The increase in the selling, general and administrative expenses during the quarter was partially offset by a $1.4 million decrease in bad debt expense as compared to the corresponding period of the prior year. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 0.8% to 17.7% for the three months ended September 30, 2024 as compared to the same period from the prior year, primarily driven by the increase in professional fee expenses related to our business acquisition efforts and personnel-related costs as a percentage of revenues.
During the nine months ended September 30, 2024, selling, general and administrative expenses were $599.3 million representing a 0.3% decrease as compared to $601.1 million in the corresponding period of 2023. The decrease in selling, general and administrative expenses during the nine months ended September 30, 2024 compared to the same period from the prior year was primarily driven by a $5.8 million decrease in bad debt expense and a $4.0 million reduction in facilities and infrastructure expenses as compared to the corresponding period of the prior year. The decrease in selling, general and administrative expenses was partially offset by a $3.5 million increase in personnel-related costs including severance, which reflects the impact from the Cost Optimization Programs initiated in the second quarter of 2024 and the third quarter of 2023 and the impacts from salary increases and promotions for existing professionals as well as a $6.0 million increase in professional fee expenses related to our business acquisition efforts. See Note 9 “Cost Optimization Programs” for more information regarding the Company’s restructuring programs. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 0.2% to 17.2% for the nine months ended September 30, 2024 as compared to the same period from the prior year, primarily driven by the increase in professional fee expenses related to our business acquisition efforts and personnel-related costs as a percentage of revenues.

Depreciation and Amortization Expense
During the three and nine months ended September 30, 2024, depreciation and amortization expense was $19.7 million and $63.0 million, respectively, as compared to $23.1 million and $68.6 million, respectively, in the corresponding period last year. The decrease in depreciation and amortization expense during the three and nine months ended September 30, 2024 was primarily the result of lower depreciation on furniture, fixtures, other equipment and computer hardware, partially offset by increased amortization of acquired finite-lived intangible assets. Expressed as a percentage of revenues, depreciation and amortization expense decreased to 1.7% and 1.8% during the three and nine months ended September 30, 2024, respectively, as compared to 2.0% in both corresponding periods of 2023.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, and changes in the fair value of contingent consideration. Interest and other income, net was $13.3 million and $40.4 million during the three and nine months ended September 30, 2024, respectively, compared to $13.9 million and $37.2 million during the three and nine months ended September 30, 2023, respectively.
The decrease in Interest and other income, net during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was largely driven by a $1.0 million decrease in interest income from our cash, cash equivalents and short-term investments and a $1.2 million increase in loss due to the change in fair value of contingent consideration. The increase in Interest and other income, net during the nine months September 30, 2024 as compared to the nine months ended September 30, 2023 was largely driven by an $8.6 million increase in interest income from our cash, cash equivalents and short-term investments, partially offset by a $3.7 million decrease in government grant income and a $2.2 million increase in loss due to the change in fair value of contingent consideration.
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
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and any potential related valuation allowances involves judgment. We consider factors that may contribute, favorably or unfavorably, to the overall effective tax rate in the current year as well as the future. These factors include statutory tax rates and tax law changes in the countries where we operate and excess tax benefits/tax shortfalls upon vesting or exercise of equity awards as well as consideration of any significant or unusual items.
Our effective tax rate was 28.1% and 21.4% for the three and nine months ended September 30, 2024, respectively, and 26.3% and 21.9% for the three and nine months ended September 30, 2023, respectively. We recorded a tax shortfall upon vesting or exercise of stock awards of $0.3 million during the three months ended September 30, 2024 and excess tax benefits upon vesting or exercise of stock awards of $20.5 million during the nine months ended September 30, 2024, compared to excess tax benefits of $1.7 million and $15.1 million during the three and nine months ended September 30, 2023, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was negatively impacted by the accounting treatment of the receipt of government incentives related to conducting R&D activities in Poland, which resulted in a 2.3% and 1.0% increase in the effective tax, respectively, and the non-deductibility of certain acquisition costs for tax purposes resulted in a 1.4% and 0.6% increase in the effective tax, respectively. During the three and nine months ended September 30, 2023, the Company’s effective tax rate increased due to a $3.6 million charge in the third quarter associated with the completion of EPAM’s exit from Russia.

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
Revenues from external clients and operating profit/(loss), before unallocated expenses, by reportable segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Segment revenues:
North America	$704,613	$684,778	$2,107,971	$2,074,806
Europe	462,914	465,813	1,371,618	1,442,402
Russia	—	1,545	—	16,075
Total segment revenues	$1,167,527	$1,152,136	$3,479,589	$3,533,283
Segment operating profit/(loss):
North America	$155,570	$132,438	$399,072	$386,929
Europe	94,862	64,074	209,919	188,779
Russia	—	(118)	—	(5,866)
Total segment operating profit	$250,432	$196,394	$608,991	$569,842

North America Segment
During the three months ended September 30, 2024, revenues for the North America segment increased $19.8 million, or 2.9%, compared to the same period last year and segment operating profit increased $23.1 million, or 17.5%, compared to the same period last year. During the three months ended September 30, 2024, revenues from our North America segment were 60.4% of total segment revenues, an increase from 59.4% reported in the corresponding period of 2023. As a percentage of North America segment revenues, the North America segment’s operating profit increased to 22.1% during the third quarter of 2024 from 19.3% in the third quarter of 2023. This increase is primarily attributable to higher utilization and government incentives received related to conducting R&D activities in Poland, partially offset by an increase in variable compensation expense as a percentage of segment revenues during the third quarter of 2024 compared to the third quarter of 2023.

During the nine months ended September 30, 2024, revenues for the North America segment increased $33.2 million, or 1.6%, compared to the same period last year and segment operating profit increased $12.1 million, or 3.1%, compared to the same period last year. During the nine months ended September 30, 2024, revenues from our North America segment were 60.6% of total segment revenues, an increase from 58.7% reported in the corresponding period of 2023. As a percentage of North America segment revenues, the North America segment’s operating profit increased to 18.9% during the nine months ended September 30, 2024 from 18.6% in the corresponding period of 2023. This increase is primarily attributable to higher utilization and government incentives received related to conducting R&D activities in Poland, partially offset by an increase in variable compensation expense as a percentage of segment revenues during the first nine months of 2024 compared to the first nine months of 2023.
The following table presents North America segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage	2024	2023	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$131,145	$136,520	$(5,375)	(3.9)%	$392,600	$422,073	$(29,473)	(7.0)%
Financial Services	129,339	131,499	(2,160)	(1.6)%	377,000	410,527	(33,527)	(8.2)%
Life Sciences & Healthcare	120,659	109,137	11,522	10.6%	362,983	305,700	57,283	18.7%
Consumer Goods, Retail & Travel	107,866	115,778	(7,912)	(6.8)%	339,556	359,475	(19,919)	(5.5)%
Business Information & Media	115,121	104,863	10,258	9.8%	332,602	327,378	5,224	1.6%
Emerging Verticals	100,483	86,981	13,502	15.5%	303,230	249,653	53,577	21.5%
Revenues	$704,613	$684,778	$19,835	2.9%	$2,107,971	$2,074,806	$33,165	1.6%
During the three and nine months ended September 30, 2024 compared to the same period in the prior year, Software & Hi-Tech remained the largest industry vertical in the North America segment, which was a result of the continued focus on engaging with our technology clients. However, a reduction in revenues from a former top 20 client and overall declines in the technology sector in the U.S. during 2023 impacted the revenues in this vertical. Financial Services declined 1.6% and 8.2% during the three and nine months ended September 30, 2024, respectively, largely impacted by decline in demand from a group of wealth management and insurance clients. Life Sciences & Healthcare grew 10.6% and 18.7% during the three and nine months ended September 30, 2024, respectively, primarily due to increased demand from pharmaceutical and medical device companies. Consumer Goods, Retail & Travel declined 6.8% and 5.5% during the three and nine months ended September 30, 2024, respectively, primarily due to declines from clients in the retail industry, partially offset by growth from our travel clients. Business Information & Media grew 9.8% and 1.6% during the three and nine months ended September 30, 2024, respectively, primarily due to improvement in demand from clients in the information services and entertainment sectors. Emerging Verticals grew 15.5% and 21.5% during the three and nine months ended September 30, 2024, respectively, due to growth from various clients in industries such as energy, professional services, industrial materials and educational platforms.
Europe Segment
During the three months ended September 30, 2024, Europe’s segment revenues were $462.9 million, representing a decrease of $2.9 million, or 0.6%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the third quarter of 2024 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2023, we would have reported a revenue decline of 1.6%. Europe’s segment revenues accounted for 39.6% and 40.4% of total segment revenues during the three months ended September 30, 2024 and 2023, respectively. During the third quarter of 2024, the segment’s operating profit increased 48.1% to $94.9 million compared to the third quarter of 2023. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 20.5% compared to 13.8% in the same period of the prior year. Segment operating profit as a percentage of revenues was positively impacted by higher utilization and government incentives received related to conducting R&D activities in Poland, partially offset by an increase in variable compensation expense and foreign exchange rates.

During the nine months ended September 30, 2024, Europe’s segment revenues were $1,371.6 million, representing a decrease of $70.8 million, or 4.9%, from the same period last year. Europe’s segment revenues accounted for 39.4% and 40.8% of total segment revenues during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the segment’s operating profit increased 11.2% to $209.9 million compared to the corresponding period of 2023. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 15.3% compared to 13.1% in the same period of the prior year. Segment operating profit was positively impacted by higher utilization and government incentives received related to conducting R&D activities in Poland, partially offset by an increase in variable compensation expense and foreign exchange rates.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage	2024	2023	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Consumer Goods, Retail & Travel	$143,259	$146,837	$(3,578)	(2.4)%	$423,026	$451,531	$(28,505)	(6.3)%
Financial Services	125,296	114,122	11,174	9.8%	364,740	358,091	6,649	1.9%
Business Information & Media	52,273	78,983	(26,710)	(33.8)%	170,872	248,351	(77,479)	(31.2)%
Software & Hi-Tech	46,928	37,545	9,383	25.0%	127,727	115,137	12,590	10.9%
Life Sciences & Healthcare	21,675	15,143	6,532	43.1%	59,644	44,123	15,521	35.2%
Emerging Verticals	73,483	73,183	300	0.4%	225,609	225,169	440	0.2%
Revenues	$462,914	$465,813	$(2,899)	(0.6)%	$1,371,618	$1,442,402	$(70,784)	(4.9)%
During the three and nine months ended September 30, 2024, compared to the same period in the prior year, Consumer Goods, Retail & Travel remained the largest industry vertical in the Europe segment. However, revenues in this vertical declined 2.4% and 6.3%, during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023 primarily due to decreased demand from clients in the retail and consumer goods industries, partially offset by growth from our travel clients. During the three and nine months ended September 30, 2024, revenues in Financial Services grew 9.8% and 1.9%, respectively, primarily due to the improvement in demand from insurance and wealth management clients as well as from commercial banking clients in the third quarter of 2024. During the three and nine months ended September 30, 2024, revenues in Business Information & Media declined 33.8% and 31.2%, respectively, primarily due to decreased demand from two clients who were historically included in our top-10 clients. During the three and nine months ended September 30, 2024, revenues in Software & Hi-Tech grew 25.0% and 10.9%, respectively, primarily due to the expansion of services provided to one of our top 10 clients. Revenues in Life Sciences & Healthcare grew 43.1% and 35.2% during the three and nine months ended September 30, 2024, respectively, primarily due to the growth experienced from clients in the pharmaceutical and healthcare sectors. Revenues in Emerging Verticals increased 0.4% and 0.2% during the three and nine months ended September 30, 2024, respectively, with growth experienced from clients in the energy industry as well as a client that was previously reported under the Russia segment.
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

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, to repurchase shares and make investments to support the growth of our business. As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $2.036 billion, short-term investments totaling $22.3 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$428,909	$391,265
Net cash used in investing activities	(39,100)	(46,071)
Net cash used in financing activities	(391,667)	(143,417)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(543)	(5,632)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(2,401)	196,145
Cash, cash equivalents and restricted cash, beginning of period	2,043,108	1,683,636
Cash, cash equivalents and restricted cash, end of period	$2,040,707	$1,879,781
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. Since the invasion of Ukraine in 2022, our operating activities included using cash on humanitarian efforts for Ukraine and geographic repositioning of our workforce. The first nine months of 2024 were positively impacted by lower payments for variable compensation as compared to the first nine months of 2023, attributable to a lower level of financial performance for the year ended December 31, 2023.
Investing Activities
Our primary uses of cash in investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during the nine months ended September 30, 2024 was primarily attributable to $57.1 million used for the acquisitions of businesses, net of cash acquired, and $16.4 million used for capital expenditures compared to $14.0 million used for the acquisitions of businesses, net of cash acquired, $18.4 million used for capital expenditures and an investment of $10.9 million in time deposits during the same period in 2023. Additionally, during the nine months ended September 30, 2024 we received $41.5 million from matured investments in time deposits, compared to $10.9 million received during the same period in 2023.

Financing Activities
Cash used in financing activities mainly consists of repurchasing shares of EPAM common stock under the 2023 Repurchase Program and 2024 Repurchase Program, payments of withholding taxes related to net share settlements of restricted stock units, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the purchases of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. During the first nine months of 2024, our main use of cash in financing activities consisted of $385.0 million of payments to repurchase our common stock, compared to $128.4 million in the corresponding period of 2023. In addition, we used cash for the payments of withholding taxes related to net share settlements of restricted stock units of $32.5 million in the first nine months of 2024, compared to $28.2 million paid in the corresponding period of 2023. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans and proceeds from the purchase of shares under our ESPP of $33.8 million in the first nine months of 2024, compared to $28.6 million received in the corresponding period of 2023.
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
See Note 15 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding contractual obligations.
Off-Balance Sheet Commitments and Arrangements
We do not have any material obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 15 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited).” We have not entered into any transactions with unconsolidated entities where we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of September 30, 2024, we had $63.6 million of cash and cash equivalents in banks in Ukraine and $29.3 million of cash and cash equivalents in banks in Belarus. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are initially scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.

Trade receivables are generally dispersed across many clients operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of September 30, 2024. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs and Canadian dollars and incur expenditures principally in euros, Indian rupees, Polish zlotys, British pounds, Swiss francs, Hungarian forints, Mexican pesos, Colombian pesos, Canadian dollars, Armenian drams and Chinese yuan renminbi. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the three months ended September 30, 2024, approximately 33.3% of consolidated revenues and 55.1% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. As of September 30, 2024, all of EPAM’s foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
During the three months ended September 30, 2024, foreign exchange loss was $0.7 million compared to a gain of $3.9 million reported in the corresponding period last year. Foreign exchange loss was primarily driven by the impact of fluctuations in foreign currencies on our assets and liabilities denominated in foreign currencies. Exchange rate movements can impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
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
During the third quarter of 2024, we reported revenue growth of 1.3% compared to the third quarter of 2023. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2023, we would have reported revenue growth of 0.9%. Our revenues denominated in the British pound, euro and Swiss franc experienced the most impact from the movements in foreign currencies. During the third quarter of 2024, we reported an increase in income from operations of 55.2% compared to the third quarter of 2023. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2023, we would have reported an increase in income from operations of 56.1%. Income from operations was most significantly impacted by the movements of Polish zloty, Hungarian forint, British pound and Mexican peso exchange rates during the third quarter of 2024 compared to the same period in the prior year.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 1, 2024, the Board of Directors authorized a repurchase program (the “2024 Repurchase Program”) for up to $500.0 million of our outstanding common stock. EPAM may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.
The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
July 1 to July 31, 2024	—	$—	—	$—
August 1 to August 31, 2024	—	$—	—	$500,000
September 1 to September 30, 2024	245	$204.23	245	$450,047
Total	245		245
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
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated as of August 28, 2024, by and among EPAM Systems, Inc., MA Monredo (Netherlands) B.V., CXNetworks N.V., and Neoris N.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 4, 2024, SEC File No. 001-35418)

2.2*	First Amendment to Stock Purchase Agreement, dated as of October 31, 2024, by and among EPAM Systems, Inc., MA Monredo (Netherlands) B.V., CXNetworks N.V., and Neoris N.V.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith
†	Indicates management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2024

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)