Form 10-K
period 2024-12-31
EPAM Systems, Inc.
filed 2025-02-28
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10.346 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of the foregoing calculation, “affiliates” are deemed to consist of each officer and director of the registrant, and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant.
As of February 10, 2025, there were 56,888,128 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for its 2025 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Annual Report on Form 10-K.

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024
In this annual report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
“EPAM” and “EPAM E-Kids” are trademarks of EPAM Systems, Inc. All other trademarks, trade names and service marks used herein are the property of their respective owners.
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
i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains estimates and forward-looking statements, principally in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our estimates and forward-looking statements are based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Those future events and trends may relate to, among other things, developments relating to the war in Ukraine and escalation of the war in the surrounding region, political and civil unrest or military action in the geographies where we conduct business and operate, difficult conditions in global capital markets, foreign exchange markets and the broader economy, and the effect that these events may have on client demand, our revenues, operations, access to capital and profitability. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this annual report, may materially and adversely affect our results as indicated in forward-looking statements. You should read this annual report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made and, except to the extent required by law, we undertake no obligation to update, to correct, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this annual report might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

PART I
Item 1. Business
Overview
EPAM has used its software engineering expertise to become a leading global provider of digital engineering, cloud and artificial intelligence-enabled transformation services, and a leading business and experience consulting partner for global enterprises and ambitious start-ups. We address our clients’ transformation challenges by fusing EPAM Continuum’s integrated strategy, experience and technology consulting with our 30+ years of engineering execution to speed our clients’ time to market and drive greater value from their innovations and digital investments.
We leverage AI and GenAI to deliver transformative solutions that accelerate our clients' digital innovation and enhance their competitive edge. Through platforms like EPAM AI/RUN™ and initiatives like DIALX Lab, we integrate advanced AI technologies into tailored business strategies, driving significant industry impact and fostering continuous innovation.
We deliver business and technology transformation from start to finish, leveraging agile methodologies, proven client collaboration frameworks, engineering excellence tools, multidisciplinary teams and our award-winning proprietary global delivery platform. We support our clients while enabling them to reimagine their businesses through a digital lens. In a business landscape that is constantly challenged by the pressures of digitization, we focus on building long-term partnerships with our clients through innovative and scalable software solutions, integrated strategy, experience and technology consulting, and a continually evolving mix of advanced capabilities.
Our historical core competencies, which include software development and product engineering services, combined with our work alongside global leaders in enterprise software platforms and emerging technology companies, laid the foundation for the evolution of our other offerings. These include advanced technology software solutions, intelligent enterprise services, and digital engagement. Our strategic acquisitions have expanded our geographic reach and service capabilities and will continue to enable us to offer a broader range of services to our clients from a multitude of locations.
Services
We turn our clients’ operations into intelligent enterprise hubs with our proprietary platforms, integrated engineering practices and smart automation. Developing a digital experience or product from end-to-end requires input and expertise from a variety of professionals with a broad range of skills. Our multidisciplinary teams and global delivery framework come together to deliver well-rounded technology solutions that we believe bring a competitive advantage to our clients. In addition to utilizing our dedicated delivery centers, which allow us to deploy key delivery talent, we work closely with leading companies in various industries to enable our clients to better leverage technology and address the simultaneous pressures of driving value for their consumer and offering a more engaging experience.
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
We use our experience, custom tools and specialized knowledge to integrate our clients’ chosen strategy and create custom solutions in order to architect the right solutions with built-in quality and security gates and accomplish the best outcome from the digital modernization efforts.

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
Data, Analytics and Artificial Intelligence
With deep expertise in data and analytics, business intelligence and cloud platform development, we navigate the complexities of building and scaling new data capabilities necessary for the evolving environment. From migrating data platforms to the cloud to implementing data governance practices across the enterprise, we help our clients unlock data-reliant outcomes for their business, ushering them into the future. Our integrated teams of business and technology experts assess our clients’ data ecosystems, build roadmaps and deliver data solutions to the market.
We drive AI and GenAI strategy, delivery and enablement from a business perspective to ensure meaningful, sustained outcomes. Our hybrid, networked teams of consultants, designers, architects, engineers and trainers have developed numerous proprietary data accelerators, repeatable AI frameworks and methodologies that can be implemented quickly and at scale. With our end-to-end AI capabilities, we uncover opportunities for AI, advise and then build solutions that unlock new business models, enhance productivity, automate operations, and deliver deeper customer and supply chain insights.
Customer Experience Design
We enable our clients to better leverage technology more effectively, addressing the simultaneous pressures of driving value for their consumers and offering more engaging experiences. We apply innovative design ideas for clients looking to improve user experiences and drive greater customer engagement. We assist them in digitally transforming into adaptive, product-centric organizations that reinvent experiences in real time. Additionally, we specialize in physical experience where we conceive, develop physical products and design spaces for a digital world. Within our clients’ organizations, we reshape processes for the workforce through engaging, enabling and empowering experiences. Moreover, we help set up marketing teams and brands to remain relevant in the future.
Cybersecurity
We guide our clients through achieving operational resilience against evolving cybersecurity threats. This requires pervasive security that matches the rapid pace of agile development, ensures regulatory compliance, training, and aligns with business objectives. We help our clients achieve their security objectives through our security by design approach, architect security controls into systems and processes, and our agile security platform, AI-driven tools that allow for rapid threat responses and attack simulations. We approach enterprise security holistically, extending our services across proactive defense and actionable intelligence to engineer an effective security model. Our specialties within the cybersecurity domain include managed detection and response, digital risk management, cybersecurity advisory, cloud and data security, zero trust design and implementation and cyber intelligence and managed incident response services.
Industry Expertise
Strong industry-specific knowledge, backed by extensive experience merging technology with our clients’ business processes, enables us to deliver tailored solutions to various industry verticals. Our clients operate in five main industry verticals as well as a number of emerging verticals where we are increasing our presence.
Financial Services — We have significant experience working with global investment banks, wealth and investment management institutions, commercial and retail lending institutions, credit card and payment solution companies, trading platforms, exchanges and brokerages, capital markets, insurers and various other providers of financial services and financial technology. We assist these clients with challenges stemming from new regulations, compliance requirements, client-based needs and risk management. Our financial services domain experts have been recognized with industry awards for engineering and deploying unique applications and business solutions that facilitate growth, competitiveness, regulatory compliance and client interaction while driving cost efficiency and digital transformation.

Consumer Goods, Retail & Travel — In this vertical, our capabilities span a range of platforms, applications and solutions that consumer goods manufacturers, global, regional and local retailers, online retail brands and marketplaces, distributors and supply chain organizations as well as leading airlines, travel agencies and global hotel brands use to enhance their clients’ experience and efficiently manage their operations. We deliver a wide range of services to these clients from complex system modernization, brand strategy and space design, digital marketing, payments and loyalty programs to inventory and order management, leading edge innovations in multi-channel sales and distribution. We have transformed organizations by enabling them to use technology to expand and revolutionize their business models. Our services directly impact strategy and facilitate the creation of breakthrough products and compelling brand and employee experiences, helping our clients outpace competitors.
Software and Hi-Tech — We offer complex software product development services to address the constant need for innovation and agility among software and technology companies. Some of the most prominent software brands in the world partner with us to build technology consulting, core engineering and full-scale integration capabilities. Through our extensive experience with many industry leaders in Hi-Tech research and development, software engineering and integration, we have established proprietary internal processes, methodologies as well as information technology infrastructure, which give us an edge when it comes to serving clients in the Hi-Tech and Software product markets. Our services span the complete software development lifecycle for software product development, including our comprehensive development methodologies, testing, performance tuning, deployment, maintenance and support.
Business Information and Media — We help our business information and media clients build products and solutions for modern platforms including web media streaming, mobile information delivery, print to digital transformations and information discovery and search. Our solutions aid our clients in developing new revenue sources, accelerating content management, delivery and monetization, and reaching broader audiences. We serve a diverse set of clients in this vertical including entertainment media, news and sports broadcasting companies, financial data and legal information providers, content distributors, educational materials publishers and advertising networks.
Life Sciences and Healthcare — We partner with global pharmaceutical, medical and scientific technology, biotechnology companies and retail pharmacies to deliver sophisticated scientific informatics and innovative enterprise technology solutions. Our Life Sciences experts utilize their extensive technology skill set to provide deep scientific and mathematical knowledge to broad-based initiatives. Our Life Sciences solutions enable clients to speed research and accelerate time-to-market while enhancing collaboration, knowledge management and operational excellence. We help our clients in the Healthcare industry to adapt to changing regulatory environments and improve the quality of care, all while managing the cost of care through integrated health solutions for patients and providers and human-centered design. Our professionals deliver an end-to-end experience that includes strategy, architecture, development and managed services to clients ranging from the traditional healthcare providers to innovative startups.
Emerging Verticals — We also serve the diverse technology needs of clients in the energy, telecommunications, educational, real estate, industrial materials, automotive and various manufacturing industries, as well as government entities. For these clients we develop tools such as plant management platforms, energy saving applications, inventory management mechanisms, and connected vehicle platforms. Additionally, we undertake various industry-specific aspects of intelligent automation and operational efficiency.
Clients
We maintain a geographically diverse client base in multiple industries. Our focus on delivering quality service is reflected in established relationships with many of our clients, with 65.4% and 34.6% of our revenues in 2024 coming from clients that had used our services for at least five and ten years, respectively. We aim to grow our client portfolios organically and through strategic acquisitions. We continually evaluate potential acquisition targets that can expand our vertical-specific domain expertise, geographic footprint, service portfolio, client base and management expertise.
The following table shows revenues from the top five and ten clients in the respective year as a percentage of revenues for that year:

	% of Revenues for Year Ended December 31,
	2024	2023	2022
Top five clients	15.8%	16.6%	16.4%
Top ten clients	23.4%	23.6%	23.8%
As we remain committed to diversifying our client base and adding more clients to our client mix, we expect revenue concentration from our top clients to decrease over the long-term.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K for additional information related to revenues.
See Note 19 “Segment Information” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information related to our reportable segments.
Global Delivery Model
Our global delivery model and centralized support functions, combined with the benefits of scale from the shared use of fixed-cost resources, have created a delivery base whereby our applications, tools, methodologies and infrastructure allow us to seamlessly deliver services and solutions from our global delivery centers to our clients across the world. Over the years we have developed a robust global delivery model that serves as a key competitive advantage, enabling us to better meet our clients’ diverse needs and to provide a compelling value proposition.
We continuously evolve our delivery platform to support our business needs and strategy by engaging personnel with diversified skills in existing and new locations. As of December 31, 2024, we had approximately 55,100 delivery personnel consisting mainly of our core information technology professionals as well as consultants, designers, architects, engineers and trainers.
We serve our clients through on-site, off-site and offshore locations across the world and use strategically located delivery centers to offer a strong, diversified and cost-effective delivery platform. In the normal course of business, we may relocate or assist in relocating our employees as business needs arise, new office geographies are added or client engagements require teams to be available in particular locations.
During 2024, India became our largest delivery location, measured by the number of delivery professionals, and as of December 31, 2024, we had 10,072 delivery professionals in this location. We focused on growing India as a key delivery location and added 3,006 delivery professionals since December 31, 2023.
Ukraine continues to be a significant delivery location for us and we had 8,764 delivery professionals there as of December 31, 2024, compared with 9,113 delivery professionals as of December 31, 2023. Since the Russian forces' attack on Ukraine and its people began on February 24, 2022, our operations in Ukraine have not been significantly impacted, and our teams remain highly focused on maintaining uninterrupted production. Our highest priority remains the safety and security of our employees and their families in Ukraine as well as in the broader region, and we have continued to support relocating our employees to lower risk locations, both inside Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and we continuously monitor the situation.
In response to the war in Ukraine, we shifted the way we operate in our delivery locations by discontinuing our operations in Russia and continuing to execute our business continuity plans and sustaining our hiring efforts across multiple locations in India, Central and Western Asia, Latin America, and Central and Eastern Europe. In addition to hiring efforts, the acquisitions of businesses that we complete further diversify our employee base and delivery locations. Our other large delivery locations are Poland, Mexico and Belarus with approximately 5,000, 3,525, and 3,350 delivery professionals, respectively, as of December 31, 2024. Our global delivery centers throughout the world, including in Ukraine, have sufficient resources, including infrastructure and capital, to support ongoing operations.
Human Capital
Our employees are a key factor in our ability to grow our revenues and serve our clients. We believe the quality of our employees serves as a key point of differentiation in how we deliver a superior value proposition to our clients and investors. Therefore, it is critical to our success that we are able to identify, attract, hire and retain delivery professionals who are highly skilled in information technology to execute our services, as well as individuals with appropriate skills to fill our executive, finance, legal, human resources and other key management positions. To attract, retain and motivate our employees, we offer a dynamic work environment, a culture that values the individual, ongoing skills development initiatives, attractive career advancement with continuous rotation and promotion opportunities while providing an environment and culture that rewards entrepreneurial initiative and performance. As of December 31, 2024, 2023 and 2022, we had approximately 61,200, 53,150, and 59,300 employees, respectively, of which approximately 55,100, 47,350, and 52,850 were delivery professionals, respectively.

Health, Safety, and Wellness: We invest in programs designed to improve the physical, mental, and social well-being of our employees so we can offer a safe, welcoming, and productive workplace that supports and enhances the work-life balance and wellness of our employees. Our health and safety programs are designed to comply with the regulations in the multiple cities and countries where we operate but also provide working conditions that are compatible with the necessities of our delivery and administrative operations, whether our employees choose to work remotely or in EPAM’s or our clients’ offices.
Recruitment, Training and Utilization: As an innovation-driven business in a competitive industry, our success depends on hiring the most talented employees, training and developing that talent, and deploying them to satisfy client demand. We are particularly focused on identifying and cultivating the next generation of exceptional leaders, emphasizing technical expertise, while enhancing succession pipelines and improving diversity in our key positions.
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
We actively monitor how we utilize our delivery professionals and specialists to balance the needs of our clients with the availability, location, and skill sets of our employees and their need for diverse and challenging work. We manage utilization through strategic hiring and efficient staffing of projects for our clients. For the years ended December 31, 2024, 2023 and 2022, the utilization rates of our delivery professionals were approximately 76.7%, 74.3%, and 75.8%, respectively.
EPAM invests significant resources in training and developing our employees through our learning and development programs. Our largest learning and development investment has been directed towards developing our engineering talent, including targeted training programs, innovation labs, and significant internal production projects. Our employees consumed 2.4 million learning hours in 2024. We deliver training and development opportunities and content through our unique learning ecosystem that promotes learning in the daily workflow to improve retention and productivity, and through dedicated learning events.
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
Culture: EPAM provides our clients with the skills of our talented personnel, which includes people with varied backgrounds and characteristics, to drive innovation and varied approaches to delivering our services. We believe that innovation comes from the unique perspectives, knowledge, and experiences of our global employees, so we strive to create a culture to support that uniqueness by creating employee groups that recognize and share the varied perspectives of our personnel so employees of all backgrounds, interests, and identities can grow and thrive professionally.
Increasing the breadth of viewpoints and experiences in executive and key operational leadership roles is an organizational priority that starts at the top of our organization. Women currently represent approximately 44% of the independent directors on our Board and we have developed programs to identify, retain, mentor, and supply a pipeline of qualified candidates from all backgrounds at every level of our Company. Our programs include dedicating resources and personnel in our talent acquisition team to identify, recognize, and hire from underrepresented groups in engineering, IT, and business.
Recognizing that giving all people access to jobs in the software and technology industries starts with access to science, technology, engineering, and mathematics (“STEM”) education, EPAM created the EPAM E-Kids program where our employees volunteer their time to teach elementary school age children STEM concepts and introductory software coding skills. As of the end of 2024, we offered the EPAM E-Kids program in 25 countries.
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
We focus on retaining and engaging top talent by hiring people with the skill sets our clients need and who also share our values so we can build long-term employee satisfaction, which is supported by our voluntary attrition rate of 8.9%, 8.6%, and 13.8% in 2024, 2023 and 2022, respectively. We endeavor to recruit for careers, not for short-term projects, and actively foster feedback from our employees so we can improve the EPAM employee experience. Receiving and learning from employee feedback plays a critical role in engaging and retaining our employees because it offers us insights on how we can improve our operations and enhance the skills of our employees. Our employees have demonstrated their satisfaction with our approach by giving their highest percentage of positive responses in our 2024 employee survey when asked if they can easily get support from their colleagues (93%), if they get management support (92%), if they feel that EPAM provides a supportive environment for all employees, regardless of gender, race, background, religion, or other personal traits (89%), and if they feel comfortable being themselves while working for EPAM (89%). Our focus on our employees’ experience is recognized inside and outside of EPAM. In 2023, the employee experience we create was recognized with awards from a number of different organizations in North America, Europe, and Asia, and we were also named on Newsweek’s list of Top 100 Most Loved Workplaces for the fourth consecutive year and recognized by Glassdoor as a Best Workplace for three consecutive years.
Sales and Marketing
We market and sell our services through our senior management, sales and business development teams, account managers, and professional staff. Our client service professionals and account managers, who maintain direct client relationships, play an integral role in engaging with current clients to identify and pursue potential business opportunities. This strategy has been effective in promoting repeat business and growth from within our existing client base and we believe that our reputation as a reliable provider of software engineering solutions drives additional business from inbound requests and referrals. In addition to effective client management, our sales model also utilizes an integrated sales and marketing approach that leverages a dedicated sales team to identify and acquire new accounts.
We maintain a marketing team, which coordinates corporate-level branding efforts such as participation in and the hosting of industry conferences and events as well as sponsorship of programming competitions. We have been recognized by many top global independent research agencies, such as Forrester, Gartner, IDC and Everest and by publications such as Newsweek, Forbes and Fortune. We are proud to be among the top 15 companies in Information Technology Services in the Fortune 1000 and to be recognized as a leader in the IDC MarketScapes for Worldwide Experience Build Services, Worldwide Experience Design Services and Worldwide Software Engineering Services.
Competition
The markets in which we compete are changing rapidly and we face competition from multiple market participants such as other global technology solutions providers, specialized consulting firms, boutique digital companies and outsourcing companies based primarily in specific geographies with lower cost labor such as Eastern Europe, India, Latin America and China. We believe that the principal competitive factors in our business include technical expertise and industry knowledge, end-to-end solution offerings, a reputation for and a track record of high-quality and on-time delivery of work, effective employee recruiting, training and retention, responsiveness to clients’ business needs, ability to scale, financial stability and price.
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

Quality Management and Information Security
We are continuously investing in systems, applications, tools and infrastructure to manage all aspects of our global delivery process in order to manage quality and information security risks, while providing control and visibility across all project lifecycle stages both internally and to our clients. We have developed sophisticated project management techniques and procedures facilitated through our proprietary project management tools, a web-based collaborative environment for software development, which we consider critical for visibility into project deliverables, resource management, team messaging and project-related documents. These tools promote collaboration and effective oversight, reduce work time and costs, and increase quality for our IT management and our clients.
We maintain, monitor, and improve processes and infrastructure to protect our, our clients’ and their customers’ confidential and sensitive information and allocate internal and external resources to assess and ensure information security, cybersecurity and data privacy. We have made significant investments in the appropriate people, processes and technology to establish and manage information security, confidentiality requirements, and laws and regulations governing our activities, such as the European Union data protection legal framework referred to as the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act and California Privacy Rights Act, and others.
We maintain a focus on adhering to stringent security, privacy and quality standards as well as internal controls which are compliant with ISO 27001, ISO 27701 and ISO 9001 standards. For certain services, EPAM obtains SOC1, SOC2, and/or SOC3 reports and shares them with our clients. These audits are performed by an independent auditor utilizing globally recognized attestation standards (ISAE 3402 and ISAE 3000). Our SOC reports, along with other certifications we hold, provide our clients with independent third-party assurance and validation of our information security, privacy management, quality management and general controls practices.
Corporate and Social Responsibility and Environmental, Social, and Governance Initiatives
We are committed to integrating positive social, environmental and ethical practices into our business operations, corporate governance, and strategy. This commitment is key to our continual development as a business and drives value for our employees, clients, business partners, the community and other stakeholders. We practice the principles established in our Code of Ethical Conduct by making positive contributions to the communities in which we operate and championing corporate social responsibility efforts.
Through our focused efforts in the areas of Education, Environment, and Community, we are committed to sharing the expertise and attributes of our highly skilled global workforce to effectively support the needs of and positively add to the world at large and the communities where we work and live. By understanding our impact on local, regional and global communities, we strive to create positive change and opportunities in areas where it is needed most.
We believe responsible stewardship of the environment is critical, and we take this responsibility seriously. We continually strive to improve our environmental performance through implementation of sustainable development and environmental practices including recycling and upcycling electronics and computers, designing and releasing a carbon footprint calculator to our employees and the general public, and building new offices according to the conservation standards of the Leadership in Energy and Environmental Design rating system. EPAM was a Frost & Sullivan Enlightened Sustainable Growth Leader for the past three consecutive years.
Intellectual Property
Protecting our intellectual property rights is important to our business. We have invested, and will continue to invest, in research and development to enhance our knowledge, create solutions for our clients, and continuously advance our information security. We rely on a combination of intellectual property laws, trade secrets, cybersecurity, and confidentiality obligations to protect our intellectual property. We require our employees, vendors and independent contractors to enter into written agreements upon the commencement of their relationships with us, which assign to us all deliverable intellectual property and work product made, developed or conceived by them in connection with their employment or provision of services and to keep any disclosed information confidential.
We also enter into confidentiality agreements with our clients and suppliers to protect information and maintain information security. Our agreements with our clients cover our use of their software systems and platforms as our clients usually own the intellectual property in the software, products, and solutions we develop for them. Furthermore, we often grant our clients a nonexclusive license to use relevant technologies in our pre-existing intellectual property portfolio, but only to the extent necessary to use the software or systems we develop for them. Our suppliers are generally bound by our supplier code of conduct, which imposes an obligation to protect our and our clients’ intangible assets, including confidential information, personal information, and intellectual property, and to protect the security of those assets.

Regulations
Due to the industry and geographic diversity of our operations and services, our operations are subject to a variety of rules and regulations. Several foreign and U.S. federal and state agencies regulate various aspects of our business. See “Item 1A. Risk Factors — Risks Related to Regulation and Legislation and Risks Related to Information Security and Data Protection.” We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions, anti-bribery and anti-corruption laws, and data privacy regulations. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
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
Risks Related to Geopolitical Events
Instability in geographies where we have significant operations and personnel or where we derive substantial amounts of revenue could have a material adverse effect on our business, clients, service delivery, and financial results.
Volatile, negative, and uncertain global macroeconomic and geopolitical conditions have and could continue to reduce confidence in our business and our delivery model and in the businesses and markets served by our clients. The important markets for both our clients and our delivery operations are increasingly interdependent and uncertainty about the outcome of changing economic and geopolitical conditions in those markets has caused, and could continue to cause our clients to reduce or defer their spending on new initiatives and technologies, resulting in clients reducing, delaying or eliminating spending on our services which negatively affects our business.
Civil, military, energy supply and political uncertainty exists and may increase in many of the regions where we operate and derive our revenues and macroeconomic forces largely have global effects with varying intensity across the different regions where we and our clients operate. Our ability to counter or attenuate the negative impacts of global macroeconomic forces on our business is limited. With respect to geopolitical instability, we have developed business continuity plans that are designed to ensure that we have adequate processes and practices in place to protect the safety of our people and to handle foreseeable impacts on our delivery capabilities, but our crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of prolonged, unanticipated, or multiple crises, such as civil unrest, energy instability and a pandemic in multiple geographies where we or our clients operate. Increased operations, service delivery, and hiring in existing or new geographies to counter geopolitical instability in or near our delivery operations, including in more developed economies, has and is likely to continue to increase our expenses, especially compensation expenses for technology professionals in those geographies, which could reduce the profitability of our business.

Disruptions in the regions where we operate have and could continue to pose security risks to our people, our facilities, our operations, and the infrastructure we use. Further disruption could materially adversely affect our operations and financial results, cause additional volatility in the price of our stock, and reduce our profitability. In any of the countries in which we operate, prolonged civil unrest, political instability or uncertainty, military activities, broad-based sanctions or counter-sanctions, should they continue for the long-term or escalate, could require us to further rebalance our geographic concentrations and could have a material adverse effect on our personnel, operations, financial results and business outlook.
The invasion of Ukraine and the resulting war has had and could continue to have a material adverse effect on our personnel, business, and finances.
We have significant operations and personnel in Ukraine and Belarus. Ongoing conflict and disruption in the region following Russia’s invasion of Ukraine in February 2022 has had and could continue to have a material adverse effect on our operations, personnel, business, clients, service delivery, and financial results.
In particular, as of December 31, 2024, approximately 13,950 of our global delivery, administrative and support personnel were based in Ukraine and Belarus, both of which are involved in or affected by Russia’s invasion of Ukraine. While a significant number of our employees from Belarus and from our former operations in Russia have relocated since the Russian invasion, we expect to continue operating in Ukraine, Belarus and in bordering Eastern Europe and Central Asia countries. All of these countries currently are, and in the future may be, adversely impacted by regional instability. Any escalation of the conflict that includes Belarus or its military could jeopardize our personnel, facilities, and operations in Belarus.
In addition to a significant number of personnel and operations in Ukraine, we also own an office building in Kyiv and lease office space in a number of cities in Ukraine, all or some of which may be damaged or destroyed as a result of the continued attacks against Ukraine. The impact of any escalation on Ukraine, as well as responses by countries that provide military aid to Ukraine or institute sanctions against officials, individuals, institutions, companies, and industries in Belarus and in the annexed portions of Ukraine, and counter-responses taken by Russia and its allied countries has had and could continue to have a material adverse effect on our operations.
In order to protect against potential cyberattacks or other information security threats, some of our clients have implemented steps to block internet communications with Ukraine and Belarus, which has had a material adverse effect on our ability to deliver our services from those locations to those clients. Our clients have sought and may continue to seek altered contract terms and delivery locations for the performance of services, delay planned work, seek services from competitors, or suspend, terminate, or reduce existing contracts or services, all of which could have a material adverse effect on our financial condition. The material adverse effects from the conflict and enhanced sanction and counter-sanctions activity have caused us to shift portions of our delivery capabilities to other countries and may continue to disrupt our delivery of services and restrict our ability to engage in certain projects or with certain clients.
EPAM is actively monitoring and enhancing security related to our people and the stability of our infrastructure, including communications, physical assets, energy supplies, and internet availability. We execute our business continuity plans in response to developments as they occur and to protect and relocate our personnel and address impacts on our delivery infrastructure. To date we have not experienced any material interruptions in our infrastructure or the utility supply or internet connectivity we use to support our clients.
We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Belarus or the region because the conflict and government reactions are rapidly changing and beyond our control. If the military conflict, sanctions, and counter-sanctions in Ukraine, Belarus, and the surrounding region continue for the long-term or escalate, we could be required to further rebalance our geographic concentrations and it could have a material adverse effect on our personnel, operations, financial results and business outlook.

Risks Related to Our Personnel and Growth
We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management, systems, resources, and results of operations.
We have experienced uneven growth, expansion, geographic shifts, and periods of decline in our business over the past several years. Our growth and expansion have been both organic and through strategic acquisitions and investments and has resulted in part from managing larger and more complex projects for our clients. Consequently, we have and may continue to invest substantial amounts of cash in human capital and the infrastructure to support these projects, including training, administration, and opening facilities in existing and new geographies. Our growth has significantly slowed at times, particularly during 2023 and the first half of 2024, due to reduced client demand resulting primarily from uncertain macroeconomic conditions. Rapid growth followed by decreased demand placed significant strain on our management and our administrative, operational and financial infrastructure, and created and may continue to create challenges, including:
•recruiting, training and retaining sufficiently skilled professionals and management personnel while balancing headcount with client requirements;
•balancing an increase in the number of experienced personnel that have correspondingly higher billing rates due to promotions against hiring, training, and deploying less experienced personnel at the lower rates sought by clients;
•planning and maintaining resource utilization rates consistently and efficiently using on-site, off-site, near shore, and offshore staffing;
•developing and maintaining close and effective relationships with potential and existing clients in a greater number of industries and locations;
•controlling costs and minimizing cost overruns and project delays in our delivery operations and infrastructure;
•effectively maintaining productivity levels and implementing process improvements across geographies and businesses during periods of uneven client demand; and
•evolving our information security and our internal administrative, operational and financial infrastructure.
If clients do not choose us for large and complex projects or we do not effectively manage those projects, our reputation may be damaged and we will not realize our business and financial goals that support new investments and infrastructure projects. We have and will continue to invest in new lines of business, such as software development education, AI and generative AI, expanded consulting services, and in new geographies. As we introduce new services, enter into new markets and new client relationships, and take on increasingly large and complex projects, our business will face new risks and challenges. Expansion into direct-to-consumer offerings in the highly regulated education industry and joint venture relationships with our clients could result in increased liability, start-up, and compliance costs. If the challenges associated with expansion and new investments negatively impact our anticipated growth and margins, our business, prospects, financial condition and results of operations could be materially adversely affected.
We must successfully attract, hire, train and retain qualified personnel to service our clients’ projects and we must productively utilize those personnel to remain profitable.
Identifying, recruiting, hiring and retaining professionals with skill sets that meet our existing and anticipated demand across our business is critical to maintaining existing engagements and obtaining new business but has become more challenging in changing economic and labor climates. If we are unable to recruit professionals with the skills required by our business and if we do not productively deploy our professionals, infrastructure, and fixed-cost resources productively, our profitability will be significantly impacted. Additionally, if we are unable to effectively train existing personnel to develop new skills and adequately maintain existing skills, our ability to win new work and successfully complete existing projects may be impaired. We must manage the utilization levels of our professionals by effectively planning for future needs and staffing projects appropriately while accurately predicting the general economy, the geographies and locations where our personnel are needed, and our clients’ need for our services. If we are unable to attract, hire, train, and retain highly skilled personnel and productively deploy them on client projects, we will jeopardize our ability to meet our clients’ expectations and develop current and future business, which could adversely affect our financial condition and results of operations.

Competition for highly skilled professionals and wage expectations is intense in the markets where we operate or plan to operate, and we may experience significant employee turnover rates or recruiting challenges due to such competition. If we are unable to retain professionals with specialized skills, our revenues, operating efficiency and profitability will decrease, as will our ability to meet emerging technological challenges. Cost reductions, such as reducing headcount or voluntary departures that result from our failure to retain the professionals we hire, negatively affect our reputation as an employer and our ability to hire personnel to meet our business requirements. We may be unable to obtain price increases in-line with increasing compensation to retain personnel which may have an adverse impact on our profitability.
If we are unable to keep pace with the adoption and use of generative AI technology in our business and effectively implement generative AI in our workforce planning and deployment, we could become less competitive in our industry.
We have been incorporating AI, and particularly generative AI, into our products, services, and business, both due to client demand and because we expect that integrating generative AI into our services is a competitive requirement in a rapidly evolving market. We have made significant investments to build and support AI capabilities, products, and services to meet clients’ needs and remain competitive in our industry and expect to make additional investments in the future. If we are unable or slow to develop, adopt, and deploy generative AI technologies in our business, we will not remain competitive against our industry peers.
Generative AI technologies have changed how we identify, recruit, hire, retain, and efficiently utilize our professionals and are changing how we can charge for their services. Our clients have asked, and may come to expect, that we use generative AI along with human delivery personnel to develop software for them at comparatively lower costs than software developed solely by our human delivery personnel. As we plan, develop, and implement changes to our delivery model to balance those services that can only be performed by humans against those that can be performed leveraging generative AI, we may have insufficient or excess delivery personnel than we require to meet client demand. Clients may be unwilling to pay rates for human delivery personnel if they perceive that the same services can be performed less expensively by generative AI and may seek other service providers or expect price concessions to retain their business, which could adversely affect our financial results.
There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.
In several countries, some of our personnel or the personnel of companies that we acquired are retained as independent contractors. Determining whether an individual is considered an independent contractor or an employee is typically fact sensitive, varies by jurisdiction, and is subject to change and interpretation. If a government authority changes the applicable laws or a court makes an adverse determination with respect to independent contractors in general or our independent contractors specifically, we could incur significant costs, including for prior periods, related to tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations and increase the difficulty of attracting and retaining personnel.
Our success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services and our succession planning efforts are ineffective.
Our success heavily depends upon the continued services of our senior executives and other key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all. If any of our senior executives or key personnel joins a competitor or forms a competing company, they may take clients, suppliers, know-how and our personnel with them. If we are unable to attract new senior executives or key personnel due to the intense competition for talent in our industry, it could disrupt our business operations and growth. Although we regularly perform succession planning efforts and create contingencies addressing the risks of losing senior executives and other key personnel, those efforts may be ineffective when or if they are deployed.

If we fail to integrate or manage acquired companies efficiently and effectively, or if acquisitions do not perform to our expectations individually or in the aggregate, our overall profitability and growth plans could be materially adversely affected.
Strategic acquisitions involve significant risks but remain a key part of our growth strategy. Acquired companies may not advance our business strategy or achieve a satisfactory return on our investment, we may not be able to successfully integrate acquired employees, businesses, company cultures, client relationships, or operations, and we may not discover significant liabilities in our due diligence or valuation processes. In addition, we may need to implement controls, processes, and policies in our acquired companies so they are consistent and appropriate with the requirements of a multi-national public company especially in areas such as financial reporting, cybersecurity, IT, and privacy and may rely on transition services from the sellers until we are able to implement those controls, processes, and policies. Furthermore, our acquired companies’ contracts with their clients sometimes lack terms and conditions that adequately protect us against the risks associated with the services we provide, and our acquired companies’ legacy business operations can expose us to potential liability. Acquisitions also divert significant management attention and financial resources from our ongoing business. If not effectively managed, the disruption to our ongoing business increases our expenses, including significant one-time expenses and costs related to unknown liabilities, including tax, litigation, cybersecurity, and commercial risks, and creates difficulty and complexity when integrating acquired operations that can adversely affect our overall growth and profitability.
Risks Related to Our Operations
Increases in wages, equity compensation, and other compensation expenses could limit our competitive advantage, increase our costs, and result in dilution to our stockholders.
Wages for technology professionals in the emerging markets where we have significant operations and delivery centers are lower than comparable wages in more developed countries. However, wages in general, and in the technology industry in emerging markets in particular, have increased and will make us less competitive if we are not able to increase the efficiency and productivity of our people. Wage inflation, whether driven by competition for talent, ordinary course pay increases, or broader market forces, all increase our cost of providing services and reduce our profitability when we are not able to pass those costs on to our clients or adjust prices when justified by market demand. In addition, there are significant expenses associated with issuing stock-based compensation, and changes to our equity compensation practices and programs can affect our ability to attract and retain talent.
Our operations in emerging markets subject us to greater economic, financial, and banking risks than we would face in more developed markets.
We have significant operations in emerging market economies in Central and Eastern Europe, Latin and South America, India, and certain other Asian countries, all of which are more vulnerable to market and economic volatility than larger and more developed markets and present risks to our business and operations. A majority of our revenues are generated in North America and Western Europe. However, most of our personnel and delivery centers are located outside of those geographies, including emerging markets. This exposes us to foreign exchange risks relating to revenues, compensation, purchases, capital expenditures, receivables and other balance-sheet items. As we continue to leverage and expand our global delivery model into other emerging markets, a larger portion of our revenues and incurred expenses may be in currencies other than U.S. dollars. Currency exchange volatility caused by economic instability or other factors could materially impact our results. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
We have cash in banks in countries such as Belarus, Ukraine, Kazakhstan, Georgia, Armenia, India, Argentina, and Uzbekistan, where the banking sector generally does not meet the banking standards of more developed markets, bank deposits made by corporate entities are not insured, and the banking system remains subject to instability, sanctions, and changes in regulations that complicate business transactions. Some of the countries where we operate have sanctioned certain of the banks that we use in the emerging market economies where we also have operations, which has delayed our intercompany payments and payments to vendors and could delay or prevent receipts from clients. Further elongation or escalation of the military conflict in Ukraine could contribute to a banking crisis in Ukraine, Belarus, or the region. A banking crisis, or the bankruptcy or insolvency of our banks may result in the loss of our deposits or adversely affect our liquidity and our ability to complete banking transactions in that region. In addition, some countries where we operate and some banks that we use have imposed regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies within their banking systems or to other banking systems, which limits our ability to distribute cash across our global operations and increases our exposure to currency fluctuations and regional banking instability. Emerging market vulnerability, and especially its impact on currency exchange volatility and banking systems, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to compete successfully against competitors, pricing pressures or loss of market share could have a material adverse effect on our business.
The market for our services is highly competitive and we expect competition to persist and intensify, especially as we and our competitors develop generative AI capabilities and specialties. We face competition from offshore IT services providers in other outsourcing destinations with low wage costs, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which reduces our revenues and places downward pressure on pricing among competing IT services providers. Clients may prefer service providers that have more locations, more personnel, more experience in a particular country or market, or that are based in countries that are more cost-competitive or have the perception of being more stable than some of the emerging markets in which we operate.
Some of our competitors have substantially greater financial, marketing or technical resources and we may be unable to retain our clients or successfully attract new clients. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could have a material adverse effect on our business.
Complying with a wide variety of legal requirements in the jurisdictions where we operate can create risks to our operations and financial condition, including liquidation of the subsidiaries that operate some of our major delivery centers.
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
Expectations from our clients, investors, employees, and regulators regarding our environmental, social, and governance, or ESG, strategy and commitments continue to evolve. As investor policy and sentiment changes, and regulations and legislation related to ESG disclosure and climate change initiatives are adopted or suspended regionally and globally, our compliance obligations may not be aligned with investor, political, or legal support for ESG investments, programs, and disclosure. Failure to invest in and comply with ESG initiatives and regulations could limit our access to certain markets, result in fines, or cause reputational harm, and commitment to ESG policies and programs could similarly harm our business and reputation with investors, clients, and the public. Changes in policy and laws may require disclosures and commitments that we are not able to meet, and regulations, treaties or initiatives related to climate change could result in increased operational costs associated with environmental regulations and increased compliance and energy costs, each of which could harm our business and results of operations by increasing our expenses or requiring us to alter our operations. Our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required or expected by regulation or industry norms, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Additionally, if we are unable to meet our ESG goals and objectives, we could also face scrutiny from certain constituencies related to the scope and nature of those goals or any revisions to those goals, and we may suffer reputational harm with investors, our clients, and current or potential employees.

Our operating results may be negatively impacted by the loss of certain tax benefits provided to companies in our industry by the governments of Belarus, Poland, and other countries.
In Belarus, we are a member of High-Technologies Park which provides for a full exemption from Belarus income and value added taxes until 2049 and reduced tax amounts on obligatory social contributions and other taxes. Poland provides a tax incentive for research and development that allows us to take enhanced deductions for specific costs for employees working on research and development projects. If the tax policies in Belarus, Poland, or other countries where we operate are changed, terminated, or not extended or comparable new tax incentives are not introduced, we expect that our operating expenses and/or our effective income tax rate could increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Income Taxes.”
Risks Related to Regulation and Legislation
Existing policy and substantial changes to fiscal, political, regulatory and other federal policies may adversely affect our business and financial results.
Changes in general economic or political conditions in the U. S. could adversely affect our business. U.S. policy with respect to a variety of issues, including AI, international trade agreements, conducting business offshore, inflation mitigation, interest rates, climate change, import and export regulations, tariffs and customs duties, foreign relations, immigration laws and travel restrictions, antitrust controls and enforcement, and corporate governance laws, could have a positive or negative impact on our business. The U.S. administration has announced plans to levy tariffs, economic sanctions, and other restrictions on trade with the countries where we employ professionals and conduct significant operations and may also levy restrictions with little or no warning.
The majority of our professionals are offshore. Companies that outsource services to organizations operating in other countries remain a topic of political discussion in many countries, including the U. S., which is our largest source of revenues. The U.S. administration periodically proposes rules that could impose restrictions on offshore outsourcing and on our ability to deploy employees holding U.S. work visas to client locations, both of which could adversely impact our business. Such measures could broaden restrictions on outsourcing by federal and state government agencies and contracts and impact private industry with tax disincentives, intellectual property transfer restrictions, and restrictions on the use or availability of certain work visas.
Some of our projects require our personnel to obtain visas to travel and work at client sites outside of our personnel’s home countries and often in the U.S. Our reliance on visas to staff projects with employees who are not citizens of the country where the work is performed makes us vulnerable to changes in the number of visas to be issued in any particular year and other work permit laws and regulations. Obtaining the required visas and work permits can be lengthy and difficult due to political forces and economic conditions limiting the number of permitted applications and application and enforcement processes may cause delays or rejections when trying to obtain visas. Delays in obtaining visas or other work authorizations may delay the ability of our personnel to travel to meet with and provide services to our clients or to continue to provide services on a timely basis. In addition, the availability of a sufficient number of visas without significant additional costs could limit our ability to provide services to our clients on a timely and cost-effective basis or manage our sales and delivery centers as efficiently as we otherwise could. Delays in or the unavailability of visas and work permits could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are subject to laws and regulations in the U. S. and other countries in which we operate, including export restrictions, economic sanctions, and anti-bribery and anti-corruption laws. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
We are subject to many laws and regulations that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control, or OFAC, and other domestic and international bodies have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. We are also subject to anti-bribery and anti-corruption laws, all of which prohibit companies and their intermediaries from making bribes for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.

Our compliance program contains controls and procedures designed to ensure our compliance with anti-bribery and anti-corruption laws, sanctions, and other laws and regulations. The continuing implementation and ongoing development and monitoring of our compliance program may be time consuming, expensive, and could result in the discovery of compliance issues or violations by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware.
Any violations of these or other laws and regulations by our employees, independent contractors, subcontractors and agents, including third parties with which we associate or companies we acquire, could expose us to administrative, civil or criminal penalties, fines or business restrictions, which could have a material adverse effect on our results of operations and financial condition and would adversely affect our reputation and the market for shares of our common stock and may require certain of our investors to disclose their investment in us under certain state laws.
Risks Related to Our Industry and Clients
We generally do not have long-term commitments from our clients, our clients may terminate contracts before completion or choose not to renew contracts, and we are not guaranteed payment for services. Loss of business or non-payment from significant clients could materially affect our results of operations.
Our ability to maintain continuing relationships with our major clients and successfully obtain payment for our services is essential to the growth and profitability of our business. However, the volume of work performed for any specific client is likely to vary from year to year, especially since we generally are not our clients’ exclusive IT services provider and we generally do not have long-term commitments from clients to purchase our services. We may also fail to assess the creditworthiness of our clients adequately or accurately. Our clients’ ability to terminate engagements with or without cause and our clients’ inability or unwillingness to pay for services we performed makes our future revenues and profitability uncertain. Although a substantial majority of our revenues are generated from clients who also contributed to our revenues during the prior year, our engagements with our clients are typically for projects that are singular in nature. Therefore, we must seek to obtain new engagements when our current engagements end.
There are a number of factors relating to our clients that are outside of our control, which might lead them to terminate or not renew a contract or project with us, or be unable to pay us, including:
•financial difficulties, including client insolvency or bankruptcy or increased global inflationary pressures and elevated interest rates;
•corporate restructuring, mergers, and acquisitions;
•our inability to complete our contractual commitments and invoice and collect our contracted revenues;
•change in strategic priorities or economic conditions that eliminate the impetus for the project or reduce technology-related spending;
•change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors; and
•replacement of existing software with packaged software supported by licensors.
Termination, non-renewal, or renegotiation of a client contract or delayed starts to projects cause us to experience a higher-than-expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount. Clients that delay payment, request modified payment arrangements, or fail to meet their payment obligations increase our cash collection time, cause us to incur bad debt expense, and cause us to incur collection expenses. The loss of any of our major clients, a significant decrease in the volume of work they outsource to us or price they are willing or able to pay us, if not replaced by new service engagements and revenues, could materially adversely affect our revenues and results of operations.
Our revenues are highly dependent on a limited number of industries, and any decrease in demand for outsourced services in these industries could reduce our revenues and adversely affect our results of operations.
A substantial portion of our clients are concentrated in five industry verticals: Financial Services; Software & Hi-Tech; Business Information & Media; Consumer Goods, Retail & Travel; and Life Sciences & Healthcare. Our business growth largely depends on continued demand for our services from clients in these five industry verticals and other industries that we target now or in the future and also depends on trends in these industries to outsource the services we provide.

A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource IT services in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services and could have a material adverse effect on our business, financial condition and results of operations. Some of our clients have experienced lay-offs, volatile stock prices, higher borrowing costs, and lower consumer spending on products and services which has resulted in reduced spending on our and other outsourced services. Other developments in the industries in which we operate may increase the demand for lower cost or lower quality IT services and decrease the demand for our services or increase the pressure our clients put on us to reduce pricing. We may not be able to successfully anticipate and prepare for any such changes, which could adversely affect our results of operations.
Furthermore, developments in the industries we serve shift client demand to new services, solutions or technology, such as generative AI. If our clients demand new services, solutions or technologies, we may be less competitive in these new areas if we do not make significant investments to meet that demand. Additionally, as we expand into serving new industry verticals, our solutions and technology may be used by, or generally affect, a broader base of clients and end users, which may expose us to new business and operational risks.
If our pricing structures are based on inaccurate expectations and assumptions regarding the cost and complexity of performing our work, or if we are not able to maintain favorable pricing for our services, then our contracts could be unprofitable.
We face a number of risks when pricing our contracts with our clients. Our pricing is highly dependent on our internal forecasts, assumptions and predictions about our projects, the marketplace, global economic conditions (including foreign exchange volatility and inflation) and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Larger and more complex projects that involve multiple engagements or stages heighten those pricing risks because a client may choose not to retain us for additional stages or delay forecasted engagements, which disrupts our planned project resource requirements. If our pricing for a project includes dedicated personnel or facilities and the client slows or stops that project, we may not be able to reallocate resources to other clients. Our pricing and cost estimates may include anticipated long-term cost savings that we expect to achieve and sustain over the life of the contract. Because of such inherent uncertainties, we may underprice our projects or fail to accurately assess the risks associated with potential contracts, such as defined performance goals, service levels, and completion schedules. The risk of underpricing our services or underestimating the costs of performing the work is heightened in fixed-price contracts and in contracts that require our client to receive a productivity benefit as a result of the services performed under the contract. If we fail to accurately estimate the resources, time or quality levels required to complete such engagements, or if the cost of employees, facilities, or technology unexpectedly increases, we could be exposed to cost overruns. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of the services, including those caused by factors outside our control, could make these contracts less profitable or unprofitable.
Our industry is sensitive to the economic environment and the industry tends to decline during general or perceived economic downturns. Given our significant revenues from North America and Europe, if those economies weaken or enter a recession, pricing for our services may be depressed and our clients may reduce or postpone their technology related spending significantly, which in turn lowers the demand for our services and negatively affects our revenues and profitability.
There is a long selling and implementation cycle for our services that require us to make significant resource commitments prior to realizing revenues for those services.
We have a long selling cycle for our services. Before potential clients commit to use our services, we must expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to select another service provider or use in-house resources to perform the services, the timing of our clients’ budget cycles, and client procurement and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it could negatively affect the timing of our revenues and our revenue growth. In certain cases, we may begin work and incur costs prior to executing a contract, which may cause fluctuations in recognizing revenues between periods or jeopardize our ability to collect payment from clients.
Implementing our services also involves a significant commitment of resources over an extended period of time from both our clients and us. Our current and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients despite devoting significant time and resources. Any significant failure to generate revenues or delays in recognizing revenues after incurring costs related to our sales or services processes could have a material adverse effect on our business.

If we are unable to adapt to rapidly changing technologies, methodologies and evolving industry standards, we may lose clients and our business could be materially adversely affected.
Rapidly changing technologies, methodologies and evolving industry standards are inherent in the market for our products and services. Our ability to anticipate developments in our industry, enhance our existing services, develop and introduce new services, provide enhancements and new features for our products, and keep pace with changes and developments are critical to meeting changing client needs. Developing solutions for our clients is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems, technologies and methodologies. Our ability to keep pace with, anticipate or respond to changes and developments is subject to a number of risks, including that:
•we may not be able to develop new, or update existing services, applications, tools and software quickly or inexpensively enough to meet our clients’ needs;
•we may find it difficult or costly to make existing software and products work effectively and securely over the internet or with new or changed operating systems;
•we may find it challenging to develop new, or update existing software, services, and products to keep pace with evolving industry standards, methodologies, technologies, and regulatory developments in our clients’ industries at a pace and cost that is acceptable to our clients; and
•we may find it difficult to maintain high quality levels with new technologies and methodologies.
We may not be successful in anticipating or responding to these developments in a timely manner, and the services, products, technologies or methodologies we do develop, or implement may not be successful in the marketplace. Services, products, technologies or methodologies that our competitors develop may render our services or products non-competitive or obsolete. Our failure to enhance our existing services and products and to develop and introduce new services and products to promptly address the needs of our clients could have a material adverse effect on our business.
If we cause, or are perceived to have caused, disruptions to our clients’ businesses, provide inadequate service, or breach contractual obligations, our clients may have claims for substantial damages against us and/or our reputation may be damaged. Our insurance coverage may be inadequate to protect us against such claims.
Errors made by our professionals when delivering services or failures to meet our contractual obligations are disruptive to the client’s business and can expose confidential or personally identifiable information to third parties. These events have resulted and could in the future result in a reduction in our revenues, damage to our reputation, and in clients terminating our engagement and making claims for substantial damages against us. Some of our client agreements do not limit our potential liability for occurrences such as breaches of confidentiality and intellectual property infringement, and we cannot generally limit the liability to third parties with which we do not have a contractual relationship. In some cases, breaches of confidentiality obligations, including obligations to protect personally identifiable information, may entitle the aggrieved party to equitable remedies, including injunctive relief.
Although we maintain professional liability insurance, product liability insurance, cyber incident insurance, commercial general and property insurance, business interruption insurance, workers’ compensation coverage, and umbrella insurance for certain of our operations, our insurance coverage does not insure against all risks in our operations, or all claims we may receive. Damage claims brought against us, claims that we initiate due to the disruption of our business, information security systems, litigation, or natural disasters, and claims from reputational damage resulting from inaccurate allegations or reporting may not be covered by our insurance, may exceed the limits of our insurance coverage, and may result in substantial costs and diversion of resources even if insured. Some types of insurance are not available on reasonable terms or at all in some countries in which we operate, and we cannot insure against damage to our reputation. The assertion of one or more large claims against us, even if unsuccessful or insured, could materially adversely affect our reputation, business, financial condition, stock price, and results of operations.

A significant failure in our systems, telecommunications or IT infrastructure could harm our service model, which could result in a reduction of our revenues and otherwise disrupt our business.
Our service model relies on maintaining active and stable utility connections, voice and data communications, online resource management, financial and operational record management, client service and data processing systems between our client sites, our delivery centers and our client management locations. Our business activities may be materially disrupted in the event of a partial or complete failure of any of these technologies or systems, which could be due to software malfunction, cybersecurity attacks, conversion errors due to system upgrades, damage from fire, earthquake, power loss, military action, telecommunications failure, unauthorized entry, government shutdowns, demands placed on internet infrastructure by users, increased bandwidth requirements or other events beyond our control. Our crisis management procedures, business continuity, and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of multiple or catastrophic events. Loss of all or part of the infrastructure or systems could hinder our performance or our ability to complete client projects on time which, in turn, could reduce our revenues or otherwise materially adversely affect our business and business reputation.
Our ability to generate and retain business could depend on our reputation in the marketplace.
Our services are marketed to clients and prospective clients based on a number of factors, including reputation. Our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. Our clients’ perception of our ability to add value through our services is critical to the profitability of our engagements. We believe the EPAM brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and contribute to our efforts to recruit and retain talented employees.
Our corporate reputation is susceptible to damage by actions or statements made by current or former clients and employees, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about us, even if untrue, could adversely affect our business, could cause damage to our reputation and be challenging to repair, could make potential or existing clients reluctant to select us for new engagements, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the EPAM brand name and could reduce investor confidence in us.
We may not be able to prevent unauthorized use of our intellectual property, and our intellectual property rights may not be adequate to protect our business and competitive position.
We rely on a combination of copyright, trademark, patent, unfair competition and trade secret laws, as well as intellectual property assignment and confidentiality agreements to protect our intellectual property rights. Protecting intellectual property rights and confidentiality in some countries in which we operate may not be as effective as in other countries with more developed intellectual property protections.
We require our employees and independent contractors to assign to us all intellectual property and work product they create in connection with their employment or engagement. These assignment agreements also obligate our personnel to keep proprietary information confidential. If these agreements are not enforceable or are breached, we cannot ensure that we will solely own the intellectual property they create or that our proprietary information will not be disclosed. Our clients and certain vendors are generally obligated to keep our information confidential, but if these contractual obligations are not entered, or are breached or deemed unenforceable, our trade secrets, know-how or other proprietary information may be subject to unauthorized use, misappropriation or disclosure. Reverse engineering, unauthorized copying or other misappropriation of our and our clients’ proprietary technologies, tools and applications could enable unauthorized parties to benefit from our or our clients’ technologies, tools and applications without payment and may make us liable to our clients for damages and compensation, which could harm our business and competitive position.
We rely on our trademarks, trade names, service marks and brand names to distinguish our services and solutions from the services of our competitors. We have registered or applied to register many of these trademarks. Third parties may oppose our trademark applications, challenge our use of our trademarks, or use our trademarks without permission. If our trademarks are successfully challenged, we could be forced to rebrand our services and solutions, which could result in loss of brand recognition, and could require us to devote additional resources to advertising and marketing new brands. Further, when we become aware that third parties are infringing our trademarks, we have to divert resources and management attention to enforce our trademarks, possibly through litigation, which may not be successful and may result in substantial costs.

We may face intellectual property infringement claims that could be time-consuming and costly to defend. If we fail to defend ourselves against such claims, we may lose significant intellectual property rights and may be unable to continue providing our existing services.
Our success largely depends on our ability to use and develop our technology, tools, code, methodologies, products, and services without infringing the intellectual property rights, including patents, copyrights, trade secrets and trademarks, of third parties. We have been subject to intellectual property infringement claims alleging that we used third party trademarks or copyrighted materials without permission. If those intellectual property rights were relevant to our service offerings, we would need to license those rights or we would be prevented from using the allegedly infringing intellectual property in our business.
We typically indemnify clients who purchase our products, services and solutions against potential infringement of third-party intellectual property rights, which subjects us to the risk and cost of defending the underlying infringement claims. These claims require us to initiate or defend litigation on behalf of our clients, regardless of the merits of these claims, and our indemnification obligations are sometimes not subject to liability limits or exclusion of consequential, indirect or punitive damages. Intellectual property litigation diverts our management’s attention from our business and existing or potential clients could defer or limit their purchase or use of our software product development services or solutions until we resolve such litigation. If any of these claims succeed, we may be forced to pay damages on behalf of our clients, redesign or cease offering our allegedly infringing products, services, or solutions, or obtain licenses for the allegedly infringing intellectual property. If we cannot obtain licenses on commercially reasonable terms, our clients may be forced to stop using our services or solutions.
In addition, the existence and ownership of intellectual property rights created by generative AI technologies is currently subject to judicial and legislative review, and many jurisdictions do not recognize the existence of any protectable intellectual property rights in materials created by generative AI. If we are unable to meet our clients’ expectations relating to the ownership of the intellectual property underlying software deliverables, we may face legal liability. We believe AI software developers occasionally indemnify their licensees against intellectual property claims, but we think it is unlikely such indemnification obligations would cover our potential damages, if any.
Any of these actions, regardless of the outcome of licensing negotiations, litigation, or merits of the claim, could damage our reputation and materially adversely affect our business, financial condition and results of operations.
Risks Related to Information Security and Data Protection
Security breaches and other disruptions to our network security that compromise our information expose us to liability and cause our business and reputation to suffer.
In the ordinary course of business, we collect, store, process, transmit, and view sensitive or confidential data, including intellectual property, proprietary business information and personally identifiable information belonging to us, our clients, our respective employees, and other end users. This information is stored in our data centers and networks or in the data centers and networks of third-party providers. Physical security and the secure storage, processing, maintenance and transmission of this information are critical to our operations, business strategy, and reputation. Our internal technology infrastructure or the technology infrastructure of our third-party providers on which our information security depends may be subject to disruptions or may otherwise fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control and that could adversely affect our ability to provide services or keep our information secure. Such events include IT attacks or failures, threats to physical security, electrical or telecommunications outages, damaging weather or other acts of nature, or employee or contractor error or malfeasance.
Our employees, contractors, vendors, software and hardware suppliers, and other third parties in our information security supply chain, as well as sophisticated individual or collective groups of hackers, such as state-sponsored organizations, all pose threats to our information security. These individual, group, and organized actors have a variety of methods at their disposal, including deploying malicious software, exploiting vulnerabilities in hardware, software, or infrastructure, using social engineering or deceptive techniques to obtain information or gain access to our or our clients’ or vendors’ data, exploiting remote working connectivity and security susceptibilities, and executing coordinated attacks to compromise our services, disrupt our operations, damage our reputation, or gain access to our communications, networks and data centers.

We have in the past experienced cybersecurity incidents and expect to continue to be the target of malicious attacks. Threats to information security evolve constantly and are increasingly sophisticated and complex, which makes detecting and successfully defending against them more difficult. Undetected vulnerabilities that persist in our network environment over long periods of time could spread within our networks or into the networks and systems of our suppliers and clients. An attack viewed as immaterial or isolated at the time of its occurrence can later become material or part of a larger and coordinated effort. We frequently update and improve our information security environment and assess and adopt new methods, devices, and technologies, but our policies and information security controls may not keep pace or be designed to detect emerging threats and our response to incidents may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm, or may fail to sufficiently remediate an incident.
Our ability to monitor our third-party suppliers’ information security systems is limited and we are not able to detect vulnerabilities in their systems until we are notified of the existence of those vulnerabilities. There have been and will continue to be attacks on our and third parties’ information security supply chains. We cannot guarantee that our information security supply chain has not been breached and does not contain exploitable defects, bugs, or vulnerabilities that could result in an incident, breach, or other disruption to our system or the systems of our clients or suppliers.
Despite our multiple security measures, any breach of our facilities, network, or information security defenses compromises the information stored in those locations and allows the accessed information to be held for ransom, publicly disclosed, misappropriated, lost or stolen. Such a breach, misappropriation, or disruption, or the perception that we have been breached or are vulnerable to a breach, disrupts our operations and the services we provide to clients, and any actual, alleged, or perceived breach of network or information security that we suffer damages our reputation, causes a loss of confidence in our products and services, and requires us to expend significant resources, which may not be covered by insurance, to protect against further allegations and breaches and to rectify problems caused by these events. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under applicable laws, regulatory penalties or enforcement actions, and could adversely affect our reputation, business, revenues and competitive position.
Development and deployment of measures to protect our information security or that of our clients may be inadequate and could adversely affect our results of operations.
To defend against information security threats internally, at our third-party providers, and on our clients’ systems, we must continuously engineer or purchase more secure products and services, enhance security and reliability features, improve deployment and compliance with software updates, assess and develop mitigation strategies and technologies to help secure information, hire information security specialists, and maintain a security infrastructure that protects our network, products, and services, and the software we build for our clients. Some of our clients seek additional assurances for the protection of their sensitive information, including personally identifiable information, and attempt to hold us liable, through contractual indemnification clauses or directly, for any losses or damages related to the disclosure of their sensitive information. At times and to achieve commercial objectives, we agree to greater liability exposure to such clients. In addition, government regulators have sought and may continue to seek to impose fines, penalties, and other civil or criminal consequences for real or suspected security breaches and perceived inadequate information security or disclosures. Our clients, particularly those in the Financial Services and Life Sciences & Healthcare industry verticals, may have enhanced or particular security requirements which we must address in our engineering and development services. Other parties, such as our clients’ customers, who have a private right of action, will seek damages for any information security or privacy breach on an individual or collective basis, and our clients have in the past, and may in the future, request to be indemnified against such claims. We must also educate our employees, contractors, and clients about the need to effectively use security measures.
The cost of information security measures, either to protect our information or the information of our clients, and the cost of complying with privacy and information security disclosure regulations, reduces our profitability. Actual or perceived security vulnerabilities in our software and services, even if those vulnerabilities are the result of hardware or software developed by third parties, harm our reputation and lead clients to use our competitors, reduce or delay future purchases of our services, or seek compensation or damages.

Changes in privacy and data protection regulations could expose us to risks of noncompliance and costs associated with compliance.
EPAM is subject to the GDPR, the substantially similar U.K. GDPR, the privacy laws of California and other U.S. states, and the privacy laws of the other countries where we operate, each of which imposes significant restrictions and requirements relating to the processing of personal data and can include significant financial penalties for non-compliance. These and other state, national and international data protection laws are more burdensome than historical privacy standards, especially in the U.S. California’s privacy laws, the U.K. GDPR, and GDPR each established complex legal obligations which organizations must follow with respect to the processing of personal data, including a prohibition on the transfer of personal information to third parties or to other countries, and the imposition of additional notification, security and other control measures. Recent developments in privacy regulations, including the EU-U.S. Trans-Atlantic Data Privacy Framework, that are designed to secure the transfer of data from the EU to the U.S., have created significant regulatory uncertainty for businesses transferring data globally. This uncertainty results in increased compliance costs and increases the risk of regulatory enforcement actions which can result in significant financial penalties, private lawsuits, reputational damage, blockage of international data transfers, disruption to business, and loss of clients.
Enforcement actions taken by data protection authorities, as well as audits, investigations, or lawsuits by one or more individuals, organizations, or foreign government agencies have resulted in penalties and fines for non-compliance or claims against us seeking damages as a result of a breach of these regulations. The burden of complying with additional data protection requirements results in significant additional costs and complexity and risk in our services as clients attempt to shift the risks of data privacy legislation to us. We are required to establish processes and change certain operations in relation to the processing of personal data as a result of privacy laws, which involves substantial expense and distraction from other aspects of our business.
Undetected software design defects, errors or failures may result in loss of business or in liabilities that could materially adversely affect our business.
Our software development solutions involve a high degree of technological complexity, have unique specifications and could contain design defects or software errors that are difficult to detect or correct, including as a result of the introduction of new and emerging technologies such as AI. Errors or defects in design, execution, or quality inspections may result in the loss of current clients, revenues, market share, or client data, a failure to attract new clients or achieve market acceptance and could divert development resources and increase support or service costs. We cannot provide assurance that, despite testing by our clients and us, errors will not be found in the software products we develop or the services we perform. Any such errors could result in disruptions to the proper functioning of the software we build, cause disruptions in our clients’ business, and allow unauthorized access to our or our clients’ proprietary information, resulting in claims for damages against us, litigation, and reputational harm that could materially adversely affect our business.
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
War, terrorism, other acts of violence or natural or man-made disasters may affect the markets in which we operate, our clients, and our service delivery.
Our business may be negatively affected by instability, disruption or destruction in the geographic regions where we operate. War, terrorism, riot, civil insurrection or social unrest; man-made and natural disasters, the severity and frequency of which have increased due to climate change, including famine, flood, fire, earthquake, pandemics and other regional or global health crises, and storms, may cause clients to delay their decisions on spending for the services we provide and give rise to sudden significant changes in regional and global economic conditions and cycles. Our crisis management procedures, business continuity, and disaster recovery plans may not be effective at preventing or mitigating the effects of such disasters, particularly in the case of simultaneous or catastrophic events. These events pose significant security risks to our people, the facilities where they work, our operations, electricity and other utilities, communications, travel, and network services, and the disruption of any or all of them could materially adversely affect our financial results. Travel restrictions resulting from natural or man-made disruptions, pandemics or other public health events, and political or social conflict increase the difficulty of obtaining and retaining highly skilled and qualified professionals and could unexpectedly increase our labor costs and expenses, both of which could also adversely affect our ability to serve our clients.
Our effective tax rate could be materially adversely affected by several factors.
We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by or allocated to the various jurisdictions in which we operate and their differing statutory tax rates; changing tax laws, treaties, regulations and interpretations of such rules in one or more jurisdictions, including the global implementation of a 15% minimum tax; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. The determination of our provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by authorities in various jurisdictions. If a tax authority in any jurisdiction reviews any of our tax returns and proposes an adjustment, including, but not limited to, a determination that the transfer prices and terms we have applied are not appropriate, such an adjustment could have a negative impact on our results of operations, business, and profitability.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Our Cybersecurity Risk Management Program
We believe cybersecurity is a critical element in our business and in enabling digital transformation for our clients. EPAM and our clients and suppliers all face risks from cybersecurity threats and a cybersecurity incident impacting any or all of us could materially adversely affect our operations, performance, reputation, and results of operations. For these reasons, EPAM maintains a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our cybersecurity risk management program includes periodic reviews of our risks and responses as well as company-wide risk assessments by internal and external cyber risk professionals and is designed to address risks related to both EPAM’s corporate information technology network and our cybersecurity services.
Cybersecurity Risk Governance
Several of the members of our Board of Directors have extensive experience in the information technology and information security industries, so our entire Board historically oversaw EPAM’s cybersecurity risk exposure and our management’s processes for identifying, monitoring, and mitigating cybersecurity risks. In 2024, the Board delegated cybersecurity and information technology systems oversight to the Audit Committee while simultaneously creating a subcommittee of the Audit Committee solely focused on EPAM’s cybersecurity and information security, including risk monitoring, assessment and management systems and policies. The purpose of the delegation was to increase bilateral access and communication between our cybersecurity management and our Board members and to supplement and accelerate the cadence of cybersecurity updates and discussion in addition to the regular briefings provided to the entire Board.
In addition to regular and periodic updates to the cybersecurity subcommittee, our Chief Information Security Officer and our Head of Global Operations brief the Board on our cybersecurity and information security programs and risks, both as a regular, standalone topic and as part of EPAM’s enterprise risk management program, where it remains rated as a high priority risk that has been integrated into our regular enterprise risk management assessments. Members of the Board or its leadership, as well as designated members of functional areas such as legal and communications, are also informed of cybersecurity incidents with the potential to have a business impact on EPAM, even if the incidents are not material to EPAM.
Our information security programs are led by our Chief Information Security Officer and our Head of Global Operations and encompass our overall information security strategy, policy, operations, and threat detection and response management. Our information security leadership has more than 50 years of combined experience in software product engineering, security, and IT services, with extensive operational, cybersecurity, and global management experience in our or other corporate information security roles and organizations. Our information security leadership is also responsible for notifying our management and members of the Board about cybersecurity threats and incidents. Our information security team reports to our information security leadership and selects, deploys, and operates cybersecurity technologies, initiatives, and processes across our global footprint and develops and monitors government, public, and private threat intelligence sources to continually enhance our enterprise security structure and system resilience. Our personnel and end-users who are not assigned to our information security organization also contribute to our cybersecurity defense matrix by engaging in various learning modules and events, including simulations, tabletop exercises, and mandatory annual compliance and threat awareness training. The results and feedback from our exercises and training programs are subsequently incorporated into our evolving cybersecurity strategy. We built a security operations center to constantly monitor our global information security posture and to receive threat notifications and coordinate the investigation and remediation of alerts. In the event of an incident, we have developed detailed incident response playbooks that outline the identification, assessment, remediation, and prevention steps that we follow when responding to a cybersecurity threat.
Cybersecurity Risk Management
The governance structure, controls, and processes of our information security programs are based on industry best practices, our own practices and frameworks, and codified cybersecurity and information technology standards, including compliance with the International Organization Standardization/International Electrotechnical Commission 27001:2002 Information Security Management Systems standard, the International Standard on Assurance Engagements 3402 standard, as well as applicable laws and regulations. We are regularly subject to evaluations, assessments, audits, tests, and compliance inspections by clients and third-party auditors that we or our clients engage to evaluate and test our cybersecurity risk management processes. We have established processes and a committee to gather facts to make a multi-layered evaluation and determination of the impact and materiality of cybersecurity incidents and to apply information learned from each incident to protect EPAM, its personnel, and its clients from future cybersecurity risks.

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
We face a number of cybersecurity risks in connection with our business and we have, from time to time, experienced threats to and breaches of our data and systems and expect to continue to experience cybersecurity incidents and threats in connection with our business. As of the year ending December 31, 2024, prior cybersecurity incidents have not, to our knowledge, had a material effect on our business, financial condition, results of operations, or cash flows but we cannot provide assurances that there will not be material cybersecurity incidents in the future that have a material adverse effect on our business, finances, operations, or reputation. We have incurred and may continue to incur costs or other financial impacts from cybersecurity events that may not be covered by, or may exceed the coverage limits of, our cyber liability insurance. For more information about the cybersecurity risks we face, see the risk factor entitled “Security breaches and other disruptions to our network security that compromise our information expose us to liability and cause our business and reputation to suffer.” in Item 1A – Risk Factors.
Item 2. Properties
Our corporate headquarters are located in Newtown, Pennsylvania. We own and lease office buildings used as delivery centers, client management locations and space for administrative and support functions. These facilities are located in numerous cities worldwide and are strategically positioned in relation to our talent sources and key in-market locations to align with the needs of our operations. We believe that our existing properties are adequate to meet the current requirements of our business, and that suitable additional or substitute space will be available, if necessary. We actively monitor the spaces we occupy and adjust the leased capacity and geographical locations of offices as our operational needs change. We continue to operate under a hybrid work model and we believe our existing facilities, both owned and leased, are in good operating condition and suitable for the conduct of our business. Our facilities are used interchangeably among our segments.
See Note 19 “Segment Information” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding the geographical locations and values of our long-lived assets. See Note 7 “Property and Equipment, Net” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding our long-lived assets and buildings we own. See Note 9 “Leases” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding our leased assets.. See Note 2 “Impact of the Invasion of Ukraine” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information regarding our assets in Ukraine.
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
Number of Holders
As of February 10, 2025, we had approximately 16 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Information Technology Index and the S&P 500 Index for the period beginning December 31, 2019, and ending December 31, 2024. The stock performance shown on the graph below is not indicative of future price performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
COMPARISON OF CUMULATIVE TOTAL RETURN (1)(2)
Among EPAM, S&P 500 IT Index and the S&P 500 Index

Company/Index	Base period 12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
EPAM Systems, Inc.	$100.00	$168.91	$315.07	$154.48	$140.15	$110.21
S&P 500 IT Index	$100.00	$143.89	$193.58	$139.00	$219.40	$299.72
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02

(1)	Graph assumes $100 invested on December 31, 2019 in our common stock, the S&P 500 IT Index and the S&P 500 Index.
(2)	Cumulative total return assumes reinvestment of dividends.
Unregistered Sales of Equity Securities
On December 31, 2024, in connection with the Company’s acquisition of all of the outstanding equity of S4N Holding, Inc. (“S4N”), a Panamanian corporation acquired in 2021, the Company issued 13 thousand shares of common stock to the S4N sellers under the terms of the purchase agreement and following achievement of certain performance metrics set forth under the purchase agreement, as amended. All of the shares of common stock issued in connection with this issuance are restricted securities (as defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”)). No underwriter was involved in this issuance and no underwriting commissions were paid. The transaction was exempt from the registration requirements of Section 4(a)(2) of the Securities Act, since the transaction did not involve any public offering.

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
Share repurchase activity during the three months ended December 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
October 1, 2024 to October 31, 2024	—	$—	—	$450,047
November 1, 2024 to November 30, 2024	—	$—	—	$450,047
December 1, 2024 to December 31, 2024	53	$241.99	53	$437,043
Total	53		53
(1) Average price paid per share in the period includes commission.
Under our equity-based compensation plans, the Company withholds a number of shares of vested stock as payment to satisfy tax withholding obligations arising on the date of vesting of stock-based compensation awards. The number of shares of stock to be withheld is calculated based on the closing price of the Company’s common stock on the vesting date. During the three months ended December 31, 2024, the Company purchased 11 thousand shares. During 2024, the Company purchased an aggregate of 120 thousand shares. These shares were not acquired pursuant to our securities repurchase program.
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
During the year ended December 31, 2024, we have completed several acquisitions of businesses, including NEORIS and First Derivative. We believe these acquisitions will enhance our client portfolio and service offerings as well as expand our presence in Latin America and Europe.
See Note 3 “Acquisitions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information related to our completed acquisitions of businesses.
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as in the broader region, and we have continued to support relocating our employees to lower risk locations, both within Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of December 31, 2024, Ukraine continues to be a significant delivery location with a large number of delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts.
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
Moving Forward
We continue to monitor and respond to the difficult conditions in Ukraine while maintaining a focus on our clients and long-term growth. We execute on our business continuity plans and adapt to developments as they occur to protect the safety of our people and address impacts on our delivery infrastructure, including reallocating work to other geographies within our global footprint. We engage with both our personnel and our clients when navigating delivery challenges and we continue to operate productively in a multitude of locations and provide consistent high-quality delivery to our clients. Our global delivery centers have sufficient resources, including infrastructure and capital, to support ongoing operations while maintaining the safety and security of our employees and their families in Ukraine as well as in the broader region.

The implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and the cost of our phased exit from Russia resulted in materially increased expenses. Some of these expenses continued during this year and we expect some of these expenses will continue to occur in subsequent quarters for some time in the future.
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
Revenues — We recognize revenues when control of goods or services is passed to a client in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Such control may be transferred over time or at a point in time depending on satisfaction of obligations stipulated by the contract. Consideration expected to be received may consist of both fixed and variable components and is allocated to each separately identifiable performance obligation based on the performance obligation’s relative standalone selling price. Variable consideration usually takes the form of volume-based discounts, service level credits, price concessions or incentives. Determining the estimated amount of such variable consideration involves assumptions and judgment that can have an impact on the amount of revenues reported.
We derive revenues from a variety of service arrangements, which have been evolving to provide more customized and integrated solutions to clients by combining software engineering with customer experience design, business consulting and technology innovation services. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements. We generate the majority of our revenues under time-and-material contracts, which are billed using hourly, daily or monthly rates to determine the amounts to be charged directly to the client. We apply a practical expedient and revenues related to time-and-material contracts are recognized based on the right to invoice for services performed.

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
Revenues from licenses which have significant stand-alone functionality are recognized at a point in time when control of the license is transferred to the client. Revenues from licenses which do not have stand-alone functionality are recognized over time. If there is an uncertainty about the receipt of payment for the services, revenue recognition is deferred until the uncertainty is sufficiently resolved. We apply a practical expedient and do not assess the existence of a significant financing component if the period between transfer of the service to a client and when the client pays for that service is one year or less.
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
We determine the fair value of contingent consideration using either Monte Carlo simulations (which involve a simulation of future revenues and earnings during the earn-out period using management's best estimates) or probability-weighted expected return methods. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earn-out criteria would result in a change in the fair value of contingent consideration. Such changes, if any, are recorded within Interest and other income, net in the Company’s consolidated statements of income.
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

Results of Operations
The following table presents a summary of our consolidated results of operations for the periods indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
	2024		2023		2022
		% of revenues		% of revenues		% of revenues
	(in thousands, except percentages and per share data)
Revenues	$4,727,940	100.0%	$4,690,540	100.0%	$4,824,698	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	3,277,497	69.3	3,256,514	69.4	3,286,683	68.1
Selling, general and administrative expenses(2)	816,300	17.3	815,065	17.4	872,777	18.1
Depreciation and amortization expense	89,559	1.9	91,800	1.9	92,272	1.9
Loss on sale of business	—	—	25,922	0.6	—	—
Income from operations	544,584	11.5	501,239	10.7	572,966	11.9
Interest and other income, net	46,876	1.0	51,124	1.0	10,025	0.2
Foreign exchange loss	(7,048)	(0.1)	(15,778)	(0.3)	(75,733)	(1.6)
Income before provision for income taxes	584,412	12.4	536,585	11.4	507,258	10.5
Provision for income taxes	129,879	2.8	119,502	2.5	87,842	1.8
Net income	$454,533	9.6%	$417,083	8.9%	$419,416	8.7%

Effective tax rate	22.2%		22.3%		17.3%
Diluted earnings per share	$7.84		$7.06		$7.09
(1) Includes $80,944, $68,797 and $47,470 of stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Includes $86,353, $78,933 and $52,439 of stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.

Revenues
We continue to diversify our presence across multiple geographies and verticals, both organically and through strategic acquisitions. During the year ended December 31, 2024, our total revenues increased 0.8% from the previous year to $4.728 billion. Revenues have been positively impacted by stabilizing demand for our services and fluctuations in foreign currency exchange rates which increased our revenue growth by 0.1% during the year ended December 31, 2024 as compared to the previous year, partially offset by the sale of our remaining holdings in Russia in the third quarter of 2023. Revenues have also been positively impacted by our acquisitions of NEORIS and First Derivative, which in aggregate contributed $65.9 million to our revenues in 2024. During the year ended December 31, 2024, we experienced a decrease in client concentration in our top client groups as a percentage of total revenues as compared to the previous year.
See Note 3 “Acquisitions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information related to our completed acquisitions of businesses.
We discuss below the breakdown of our revenues by vertical, client location, service arrangement type, and client concentration.
Revenues by Vertical
We assign our clients into one of our five main vertical markets or a group of various industries where we are increasing our presence, which we label as “Emerging Verticals.” Emerging Verticals include clients in multiple industries such as energy, utilities, manufacturing, industrial materials, automotive, telecommunications and several others.
The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	(in thousands, except percentages)
Financial Services	$1,022,617	21.6%	$1,018,433	21.7%	$1,026,686	21.3%
Consumer Goods, Retail & Travel	1,013,138	21.4	1,072,950	22.9	1,092,224	22.7
Software & Hi-Tech	702,367	14.9	707,720	15.1	793,261	16.4
Business Information & Media	674,597	14.3	753,981	16.1	809,952	16.8
Life Sciences & Healthcare	574,605	12.2	489,914	10.4	507,367	10.5
Emerging Verticals	740,616	15.6	647,542	13.8	595,208	12.3
Revenues	$4,727,940	100.0%	$4,690,540	100.0%	$4,824,698	100.0%

Financial Services became our largest vertical during 2024, comprising 21.6% of total revenues. Financial Services, Life Sciences & Healthcare, and Emerging Verticals experienced revenue growth in 2024 over the prior year, while Consumer Goods, Retail & Travel, Business Information & Media, and Software & Hi-Tech verticals experienced revenue declines in 2024 from the prior year.
Revenues by Client Location
Our revenues are sourced from multiple countries, which we assign into four geographic markets identified as Americas, EMEA, APAC, and CEE. As a result of the Company’s exit from Russia and sale of the Company’s remaining holdings in Russia to a third-party on July 26, 2023, revenues from the CEE region became no longer material. Starting in 2024, revenues from the CEE region are included in the EMEA region. We present and discuss our revenues by client location based on the location of the specific client site that we serve, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. Revenues by client location differ from revenues by reportable segment in our consolidated financial statements included elsewhere in this annual report. Segments are not based on the geographic location of the clients, but rather they are based on the location of the Company’s management responsible for a particular client.

The following table sets forth revenues by client location by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	(in thousands, except percentages)
Americas (1)	$2,834,704	60.0%	$2,742,662	58.4%	$2,887,204	59.9%
EMEA (2)	1,793,198	37.9	1,822,782	38.9	1,737,919	36.0
APAC (3)	100,038	2.1	102,138	2.2	120,370	2.5
CEE (4)	—	—	22,958	0.5	79,205	1.6
Revenues	$4,727,940	100.0%	$4,690,540	100.0%	$4,824,698	100.0%

(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Western Europe and the Middle East.
(3)APAC, or Asia Pacific, includes revenues from clients in East Asia, Southeast Asia and Australia.
(4)CEE includes revenues from clients in Belarus, Georgia, Kazakhstan, Russia, Ukraine and Uzbekistan. As a result of the sale of the Company’s remaining holdings in Russia to a third-party on July 26, 2023, revenues from the CEE region are no longer material. Beginning in 2024, revenues from the CEE region are included in the EMEA region.
During the year ended December 31, 2024, revenues in the Americas, our largest geography, were $2.835 billion, growing $92.0 million, or 3.4%, from $2.743 billion reported for the year ended December 31, 2023. Revenues in this geography benefited from acquisitions which contributed $95.9 million to revenue growth in 2024. Revenues from Americas accounted for 60.0% of total revenues in 2024, an increase from 58.4% in the prior year. The United States continued to be our largest client location contributing revenues of $2.680 billion in 2024 compared to $2.634 billion in 2023.
Revenues in our EMEA geography were $1.793 billion, a decrease of $29.6 million, or 1.6%, from $1.823 billion in the previous year. Revenues in this geography benefited from acquisitions which contributed $28.3 million to revenue growth in 2024. Revenues from EMEA accounted for 37.9% of consolidated revenues in 2024 as compared to 38.9% in the previous year. The top three revenue contributing client location countries in EMEA were the United Kingdom, Switzerland and Germany generating revenues of $523.4 million, $407.8 million and $206.1 million in 2024, respectively, compared to $585.2 million, $367.1 million and $178.5 million in 2023, respectively.
Revenues from clients in locations in our APAC region comprised 2.1% of total revenues in 2024, a decrease from 2.2% in the prior year.
Discussion of revenues from 2023 as compared to 2022 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Revenues by Client Concentration
We have long-standing relationships with many of our clients and we seek to grow revenues from our existing clients by continually expanding the scope and size of our engagements. Revenues derived from these clients may fluctuate as these accounts mature, upon beginning or completion of multi-year projects or due to external economic environment trends. We believe there is a significant potential for future growth as we expand our capabilities and offerings within existing clients. In addition, we remain committed to diversifying our client base and adding more clients to our client mix through organic growth and strategic acquisitions, and over the long-term, we expect revenue concentration from our top clients to decrease.
The following table presents revenues contributed by our clients by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	(in thousands, except percentages)
Top five clients	$748,324	15.8%	$780,606	16.6%	$793,603	16.4%
Top ten clients	$1,107,647	23.4%	$1,109,033	23.6%	$1,149,966	23.8%
Top twenty clients	$1,615,267	34.2%	$1,660,174	35.4%	$1,698,916	35.2%
Clients below top twenty	$3,112,673	65.8%	$3,030,366	64.6%	$3,125,782	64.8%

The following table shows the number of clients grouped by revenues recognized by the Company for each year presented:

	Year Ended December 31,
	2024	2023	2022
Over $20 Million	43	44	49
$10 - $20 Million	59	56	51
$5 - $10 Million	83	76	85
$1 - $5 Million	331	305	303
$0.5 - $1 Million	168	175	185
Revenues by Service Offering
Our service arrangements have been evolving to provide more customized and integrated solutions to our clients where we combine software engineering with customer experience design, business consulting and technology innovation services in areas such as cloud platforms, cybersecurity and artificial intelligence. We are continually expanding our service capabilities, moving beyond traditional services into business consulting, design and physical product development.
The following table shows revenues by service offering as an amount and as a percentage of our revenues for the years indicated:

	Year Ended December 31,
	2024		2023		2022
	(in thousands, except percentages)
Professional services	$4,698,183	99.4%	$4,661,733	99.4%	$4,800,047	99.5%
Licensing and other revenues	29,757	0.6%	28,807	0.6%	24,651	0.5%
Revenues	$4,727,940	100.0%	$4,690,540	100.0%	$4,824,698	100.0%
See Note 13 “Revenues” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information regarding our contract types and related revenue recognition policies.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, bonuses, fringe benefits, stock-based compensation, project-related travel costs and fees for subcontractors who are assigned to client projects. Salaries and other compensation expenses of our delivery professionals are reported as cost of revenues regardless of whether the employees are actually performing services for clients during a given period. Our employees are a critical asset, necessary for our continued success and therefore we expect to continue hiring talented employees and providing them with competitive compensation programs. Additionally, government incentives and assistance related to services performed by delivery professionals and contractors assigned to client projects are reported in cost of revenues.
We manage the utilization levels of our delivery professionals through strategic hiring practices, dynamic management of staff, and efficient staffing of projects. Our staff utilization also depends on the general economy and its effect on our clients and their business decisions regarding the use of our services.
During the year ended December 31, 2024, cost of revenues (exclusive of depreciation and amortization) was $3.277 billion, representing an increase of 0.6% from $3.257 billion reported last year. The increase during the year ended December 31, 2024 compared to 2023, was primarily due to an increase in compensation costs, including a $12.1 million increase in stock-based compensation expense, as well as $19.4 million in reduced benefits from our hedging program and a 0.2% unfavorable impact from changes in foreign currency exchange rates. Compensation costs also increased due to impacts from salary increases and promotions for existing professionals, an increase in variable compensation expense, the relocation of employees to higher cost geographies as well as a 2.2% growth in the average number of production professionals contributed in part by our acquisition of businesses during 2024. The increases were significantly offset by benefits totaling $68.8 million recognized in the second half of 2024 for government incentives related to conducting R&D activities in Poland and a decline in costs associated with our humanitarian efforts for Ukraine of $8.9 million and our unbilled business continuity resources of $9.4 million year-over-year.

Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 69.3% and 69.4% during the years ended December 31, 2024 and 2023, respectively. The year-over-year decrease is primarily due to benefits totaling $68.8 million recognized in the second half of 2024 for government incentives related to conducting R&D activities in Poland and improved utilization, largely offset by a $12.1 million increase in stock-based compensation expense, increases in compensation costs including variable compensation, reduced benefits from our hedging program and the negative impact from the appreciation of foreign currencies in certain of our delivery locations.
Discussion of cost of revenues (exclusive of depreciation and amortization) from 2023 as compared to 2022 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
During the year ended December 31, 2024, selling, general and administrative expenses were $816.3 million, representing an increase of 0.2% as compared to $815.1 million reported last year. The increase in selling, general and administrative expenses during 2024 compared to 2023 was primarily driven by a $14.1 million increase in personnel-related costs, including a $7.4 million increase in stock-based compensation expense, a $10.3 million increase in professional fee expenses related to our business acquisition efforts and a $4.7 million increase in expenses associated with our humanitarian efforts for Ukraine. Personnel-related costs increased due to impacts from salary increases and promotions for existing professionals, increases in variable compensation expense and severance, which reflects the impact from the Cost Optimization Programs initiated in the second quarter of 2024 and the third quarter of 2023. See Note 12 “Cost Optimization Programs” for more information regarding the Company’s restructuring programs. These year-over-year increases were partially offset by an $8.4 million decrease in bad debt expense, a $5.6 million reduction in facility exit costs and a $3.9 million reduction in facilities and infrastructure expenses as compared to the prior year.
Expressed as a percentage of revenues, selling, general and administrative expenses decreased 0.1% to 17.3% for the year ended December 31, 2024, as compared to the prior year primarily driven by reductions in facility exit costs, bad debt expense and facilities and infrastructure expenses as a percentage of revenues.
Discussion of selling, general and administrative expenses from 2023 as compared to 2022 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
During the year ended December 31, 2024, depreciation and amortization expense was $89.6 million, representing a decrease of $2.2 million from $91.8 million reported in the prior year. The decrease in depreciation and amortization expense was primarily the result of lower depreciation on furniture, fixtures, other equipment and computer hardware, partially offset by increased amortization of software licenses and acquired finite-lived intangible assets. Expressed as a percentage of revenues, depreciation and amortization expense remained the same at 1.9% during the year ended December 31, 2024, as compared to 2023.
Discussion of depreciation and amortization expense from 2023 as compared to 2022 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Loss on Sale of Business
On July 26, 2023, the Company completed the sale of its remaining holdings in Russia to a third-party. The Company recorded a loss on sale of $25.9 million during the year ended December 31, 2023, including the recognition of the accumulated currency translation loss related to this foreign entity that was previously included in Accumulated other comprehensive loss.

Interest and Other Income, Net
Interest and other income, net includes interest earned on cash, cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, certain government grant income, and changes in the fair value of contingent consideration. Interest and other income, net decreased from $51.1 million during the year ended December 31, 2023 to $46.9 million during the year ended December 31, 2024. This decrease was largely driven by a $4.2 million decrease in government grant income and a $2.9 million increase in loss due to the change in fair value of contingent consideration, partially offset by a $1.1 million increase in other income.
Discussion of Interest and other income, net from 2023 as compared to 2022 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2024, 2023 and 2022, we had $391.4 million, $325.7 million and $428.7 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. Changes in the geographic mix or level of annual pre-tax income can also affect our overall effective income tax rate.
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
The provision for income taxes was $129.9 million in 2024 and $119.5 million in 2023. The increase was primarily driven by an increase in pre-tax income. The effective tax rate decreased slightly from 22.3% in 2023 to 22.2% in 2024 primarily due to the increase in excess tax benefits recorded upon vesting or exercise of stock-based awards, which were $22.4 million in 2024 compared to $19.8 million in 2023.
See Note 16 “Income Taxes” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information and detail regarding our provision for income taxes and effective tax rate.
Discussion of the provision for income taxes from 2023 as compared to 2022 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

The segments represent components of EPAM for which separate financial information is available and used on a regular basis by our chief executive officer, who is also our chief operating decision maker (“CODM”), to evaluate performance, allocate resources and make business decisions. We manage our business primarily based on the managerial responsibility for our client base and market. As managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some cases, managerial responsibility for a particular client is assigned to a management team in another region and is usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In such cases, the client’s activity would be reported through the management team’s reportable segment.
Segment results are based on the segment’s revenues and operating profit, where segment operating profit is defined as segment income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Intersegment transactions are excluded from the segment’s revenues and operating profit on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, certain taxes included in operating expenses, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, we do not allocate amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, stock-based compensation expenses, acquisition-related costs and certain other one-time charges and benefits. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations.
Our CODM considers the operating results of each segment on a quarterly basis and uses segment operating profit predominantly to assess the performance of each segment by comparing the results of each segment with one another and to historical performance. When combined with certain other financial information, this enables the CODM to make decisions about the reporting structure, allocation of operating and capital resources, and compensation of certain employees.
During the year ended December 31, 2024, the Company revised its CODM report to enhance the presentation of segment expenses by category and to revise the allocation methodology for certain types of shared expenses. The following prior period amounts presented have been revised to align with the current year methodology. No changes were made to historically reported segment revenues.
See Note 19 “Segment Information” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information related to our reportable segments.
North America Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the North America segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
North America segment revenues	$2,866,339	$2,765,022	$2,898,554
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,915,851	1,848,758	1,875,861
Selling, general and administrative expenses	369,055	361,589	404,276
Depreciation and amortization expense	40,009	43,645	41,516
North America segment operating profit	$541,424	$511,030	$576,901
During 2024, North America segment revenues increased $101.3 million, or 3.7%, from the previous year. Revenues from our North America segment represented 60.6% of total segment revenues, an increase from 58.9% reported in the corresponding period of 2023. Acquisitions contributed $95.7 million to North America segment revenues during 2024. During 2024 as compared to 2023, North America segment operating profits increased $30.4 million, or 5.9%, to $541.4 million. Expressed as a percentage of revenue, North America segment operating profit increased to 18.9% in 2024 as compared to 18.5% in 2023. This increase is primarily attributable to higher utilization and recognition of government incentives related to conducting R&D activities in Poland, partially offset by an increase in variable compensation expense as a percentage of segment revenues during 2024 compared to 2023.

The following table presents North America segment revenues by industry vertical for the periods indicated:

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Software & Hi-Tech	$525,091	$552,492	$(27,401)	(5.0)%
Financial Services	519,986	538,837	(18,851)	(3.5)%
Life Sciences & Healthcare	488,455	429,245	59,210	13.8%
Consumer Goods, Retail & Travel	450,162	472,350	(22,188)	(4.7)%
Business Information & Media	449,449	429,800	19,649	4.6%
Emerging Verticals	433,196	342,298	90,898	26.6%
Revenues	$2,866,339	$2,765,022	$101,317	3.7%
During the year ended December 31, 2024, Software & Hi-Tech remained the largest industry vertical in the North America segment which was a result of the continued focus on engaging with our technology clients. However, a reduction in revenues from a former top 20 client impacted the revenues in this vertical. Financial Services decreased 3.5% in 2024 compared to the prior year, largely impacted by decline in demand from a group of wealth management and insurance clients. Consumer Goods, Retail & Travel declined 4.7% during 2024 compared to the prior year primarily due to declines from clients in the retail industry, partially offset by growth from our travel clients. During the year ended December 31, 2024, revenues from the Business Information & Media vertical experienced an increase of 4.6% primarily due to improvement in demand from clients in the information services and entertainment sectors. Life Sciences & Healthcare increased 13.8% during 2024 compared to the prior year primarily due to increased demand from pharmaceutical and medical device clients. Emerging Verticals experienced 26.6% growth during 2024 compared to the prior year due to growth from various clients in industries such as energy, professional services, industrial materials, telecommunications, manufacturing and automotive. Emerging Verticals also benefited from new revenues from clients in several verticals that we gained as part of our acquisitions.
Discussion of North America segment operating results from 2023 as compared to 2022 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Europe Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Europe segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Europe segment revenues	$1,861,601	$1,909,443	$1,853,056
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,290,317	1,348,190	1,283,398
Selling, general and administrative expenses	267,032	285,722	323,151
Depreciation and amortization expense	20,076	25,307	27,465
Europe segment operating profit	$284,176	$250,224	$219,042
During 2024, Europe segment revenues were $1.862 billion, reflecting a decrease of $47.8 million, or 2.5%, from last year. Acquisitions contributed $28.9 million to Europe segment revenues during 2024. Revenues were positively impacted by changes in foreign currency exchange rates during 2024. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during 2023, we would have reported a revenue decline of 3.0%. Revenues from our Europe segment represent 39.4% and 40.7% of total segment revenues during 2024 and 2023, respectively. During 2024, Europe segment operating profits increased $34.0 million, or 13.6% as compared to last year, to $284.2 million. Europe segment operating profit represented 15.3% of Europe segment revenues as compared to 13.1% in 2023. Europe segment operating profit as a percentage of revenues was positively impacted by higher utilization and government incentives related to conducting R&D activities in Poland, partially offset by an increase in variable compensation expense and negative impact from the fluctuations in foreign exchange rates during 2024 compared to 2023.

The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Year Ended December 31,		Change
	2024	2023	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Consumer Goods, Retail & Travel	$562,976	$596,830	$(33,854)	(5.7)%
Financial Services	502,631	472,146	30,485	6.5%
Business Information & Media	225,148	323,985	(98,837)	(30.5)%
Software & Hi-Tech	177,276	153,683	23,593	15.4%
Life Sciences & Healthcare	86,150	60,549	25,601	42.3%
Emerging Verticals	307,420	302,250	5,170	1.7%
Revenues	$1,861,601	$1,909,443	$(47,842)	(2.5)%
Consumer Goods, Retail & Travel remained the largest industry vertical in the Europe segment during the year ended December 31, 2024. However, revenues in this vertical declined 5.7% during the year ended December 31, 2024, as compared to 2023, primarily due to decreased demand from clients in the retail and consumer goods industries, partially offset by growth from our travel clients. During the year ended December 31, 2024, revenues in Financial Services experienced 6.5% growth primarily due to the improvement in demand from insurance and wealth management clients as well as from commercial banking clients. Financial Services also benefited from new revenues from clients that we gained as part of our acquisitions. Revenues in Business Information & Media decreased during 2024 primarily due to decreased demand from two clients who were historically included in our top-10 clients. Revenue growth in Software & Hi-Tech during the year ended December 31, 2024, as compared to 2023, was largely attributable to the expansion of services provided to one of our top 10 clients. Revenues in Life Sciences & Healthcare grew 42.3% during 2024 primarily due to the growth experienced from clients in the pharmaceutical and healthcare sectors. Revenues in Emerging Verticals grew 1.7% during 2024, with growth experienced from clients in the energy industry as well as a client that was previously reported under the Russia segment and partially offset by declines from customers in the telecommunications industry.
Discussion of Europe segment operating results from 2023 as compared to 2022 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Effects of Inflation
Economies in many countries where we operate have periodically experienced high rates of inflation, including during 2024. Periods of higher inflation may affect various economic sectors in those countries and increase our cost of doing business there. We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to track the impact of inflation, particularly on wages, while attempting to minimize its effects through pricing and cost management strategies. A higher-than-normal rate of inflation in the future could adversely affect our operations and financial condition.
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, investments to support the growth of our business and share repurchases. As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $1.286 billion, short-term investments totaling $1.7 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 10 “Debt” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding the terms of our revolving credit facility and information about debt.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$559,168	$562,634	$464,104
Net cash used in investing activities	(884,980)	(66,768)	(182,927)
Net cash used in financing activities	(390,407)	(165,773)	(2,021)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36,497)	29,379	(44,867)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(752,716)	$359,472	$234,289
Cash, cash equivalents and restricted cash, beginning of period	2,043,108	1,683,636	1,449,347
Cash, cash equivalents and restricted cash, end of period	$1,290,392	$2,043,108	$1,683,636
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
Cash provided by operating activities in 2024 was primarily driven by the Company's cash collections from client contracts and was positively impacted by lower payments for variable compensation as compared to 2023, attributable to a lower level of financial performance for the year ended December 31, 2023. Cash provided by operating activities in 2023 was primarily driven by the Company's cash collections from client contracts, which was partially offset by variable compensation payments, severance payments related to the Cost Optimization Program and other working capital outflows.
Investing Activities
Our primary uses of cash from investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during 2024 was primarily attributable to $912.2 million used for the acquisitions of businesses, net of cash acquired, and $32.1 million used for capital expenditures compared to $24.8 million used for the acquisitions of businesses, net of cash acquired and $28.4 million used for capital expenditures during 2023. The use of cash from investing activities was partially offset by inflows of $61.5 million from matured investments in time deposits during 2024, compared to $10.9 million during 2023.
Financing Activities
Cash used in financing activities mainly consists of repurchasing shares of EPAM common stock under our share repurchase programs, payments of withholding taxes related to net share settlements of restricted stock units, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the purchases of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. Net cash used in financing activities increased from 2023 to 2024 primarily due to $398.0 million of payments to repurchase our common stock during 2024 compared to $164.9 million during 2023. In addition, during 2024 we used cash for the payments of withholding taxes related to net share settlements of restricted stock units of $35.2 million, compared to $29.1 million paid during 2023. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans and proceeds from the purchases of shares under our ESPP of $53.7 million during 2024, compared to $51.6 million received during 2023.
Discussion of the comparison of the cash flows between 2023 and 2022 is included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
See Note 9 “Leases”, Note 10 “Debt”, Note 18 “Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding our various contractual obligations and capital expenditure requirements.
Off-Balance Sheet Commitments and Arrangements
We do not have any material obligations under guarantee contracts or other contractual arrangements other than as disclosed in Note 18 “Commitments and Contingencies” in the notes to our consolidated financial statements in this Annual Report on Form 10-K. We have not entered into any transactions with unconsolidated entities where we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us, or engages in leasing, hedging, or research and development services with us.
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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of December 31, 2024, we had $41.1 million of cash and cash equivalents in banks in Ukraine and $37.5 million of cash and cash equivalents in banks in Belarus. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are initially scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many clients operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of December 31, 2024. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs, Canadian dollars and Mexican pesos and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Swiss francs, Mexican pesos, Hungarian forints, Colombian pesos, Canadian dollars, Armenian drams and Chinese yuan renminbi. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the year ended December 31, 2024, approximately 34.0% of consolidated revenues and 58.6% of operating expenses were denominated in currencies other than the U.S. dollar.
Prior to March 4, 2022, when EPAM announced it would discontinue services to clients located in Russia in response to the attacks on Ukraine, the Russian ruble was one of our significant currencies in which we generated revenues and incurred expenses and it had a significant foreign exchange impact on our operations. After the announcement, our revenues, expenses, assets, liabilities and equity denominated in Russian rubles began to decrease and on July 26, 2023, we completed the sale of our remaining holdings in Russia to a third-party. We recorded a loss on sale of $25.9 million during the year ended December 31, 2023, including the recognition of the accumulated currency translation loss related to this foreign entity that was previously included in Accumulated other comprehensive loss in the consolidated financial statements.

During the year ended December 31, 2024, our foreign exchange loss was $7.0 million compared to a $15.8 million loss reported in the previous year. Foreign exchange losses were primarily driven by the impact of fluctuations in foreign currencies on our assets and liabilities denominated in foreign currencies. Exchange rate movements can impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint, and Mexican peso transactions. As of December 31, 2024, all of our foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts. As of December 31, 2024, the net unrealized loss from these hedges was $14.7 million.
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
During the year ended December 31, 2024, we reported a revenue increase of 0.8% compared to the prior year. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during 2023, we would have reported revenue growth of 0.7%. Our revenues denominated in the British pound, Swiss franc and Mexican peso experienced the most impact from the movements in foreign currencies. During the year ended December 31, 2024, we reported an increase in income from operations of 8.6% as compared to the previous year. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during 2023, we would have reported an increase in income from operations of 9.7%. Income from operations was most significantly impacted by the movements of the Polish zloty, British pound, Indian rupee and Colombian peso exchange rates during the year ended December 31, 2024 compared to 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

During the year ended December 31, 2024, the Company made certain business acquisitions, as described more fully in Note 3 “Acquisitions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K. As permitted by the Securities and Exchange Commission, management has elected to exclude these acquired entities from its assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2024. The Company began to integrate these acquired companies into its internal control over financial reporting structure subsequent to their respective acquisition dates and expects to complete these integrations in 2025.
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
Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management has excluded certain business acquisitions from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 since these entities were acquired in business combinations completed in 2024. These businesses are included in our 2024 consolidated financial statements and constituted 25.9% of total assets as of December 31, 2024 and 2.1% of revenues for the year then ended.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in “Item 15. Exhibits and Financial Statement Schedules” in Part IV of this Annual Report on Form 10-K.
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
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information required by this Item from the information set forth under the captions “Board of Directors”, “Corporate Governance”, and “Our Executive Officers” in our definitive proxy statement for our 2025 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Exchange Act (our “2025 Proxy Statement”).
Item 11. Executive Compensation
We incorporate by reference the information required by this Item from the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information required by this Item from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company’s common stock that may be issued upon exercise of options and rights under the 2015 Long-Term Incentive Plan (the “2015 Plan”), the 2022 Non-Employee Directors Compensation Plan (the “2022 Directors Plan”), the 2012 Non-Employee Directors Compensation Plan (the “2012 Directors Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”) as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
	(in thousands, except dollar amounts)

Equity compensation plans approved by security holders	2,481	(1)	$164.47	(2)	3,270	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	2,481		$164.47		3,270

(1)
Includes the number of shares of common stock to be issued under the 2015 Plan, the 2022 Directors Plan and the 2012 Directors Plan. See Note 15 “Stockholders' Equity” for more information regarding our plans and awards.

(2)	Represents the weighted average exercise price of stock options only.
(3)	Represents the number of shares available for future issuances under the 2015 Plan, the 2022 Directors Plan and the ESPP.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information required by this Item from the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate by reference the information required by this Item from the information set forth under the caption “Independent Registered Public Accounting Firm” in our 2025 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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
10.3†
Form of Chief Executive Officer Non-Qualified Stock Option Award Agreement (under the EPAM Systems, Inc. 2012 Long-Term Incentive Plan) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC file No. 001-35418, filed May 7, 2014)

10.4†
Form of Chief Executive Officer Restricted Stock Unit Award Agreement (under the EPAM Systems, Inc. 2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-35418, filed May 7, 2015 (the “Q1 2015 Form 10-Q”)

10.5†	Form of Senior Management Restricted Stock Unit Award Agreement (under the EPAM Systems, Inc. 2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Q1 2015 Form 10-Q)
10.6†
EPAM Systems, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 SEC File No. 001-35418, filed May 6, 2021 (the “Q1 2021 10-Q”))

10.7†
Form of Chief Executive Officer Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024, SEC File No. 001-35418 the “Q1 2024 Form 10-Q”)

10.8†	Form of Chief Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Q1 2024 10-Q)
10.9†	Form of Global Non-Qualified Stock Option Award Agreement for Senior Managers (incorporated by reference to Exhibit 10.2 to the Q1 2024 10-Q)
10.10†	Form of Global Restricted Stock Unit Award Agreement for Senior Managers (incorporated by reference to Exhibit 10.4 to the Q1 2024 10-Q)
10.11†
Form of Chief Executive Officer Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2024, SEC File No. 001-35418)

10.12†
Form of Global Executive Officer Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2024, SEC File No. 001-35418)

10.13†
2022 Amended and Restated EPAM Systems, Inc. Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2022, SEC File No. 001-35418)

10.14†*	Form of Non-Employee Director Restricted Stock Award Agreement (under the 2022 Amended and Restated EPAM Systems, Inc. Non-Employee Directors Compensation Plan)
10.15†	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.18 to Amendment No. 6)
10.16†
Executive Employment Agreement by and between Arkadiy Dobkin and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.19 to Amendment No. 6)

10.17†	Employment Contract by and between Balazs Fejes and EPAM Systems (Switzerland) GmbH. dated June 15, 2009 (incorporated herein by reference to Exhibit 10.21 to Amendment No. 6)
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

10.21†
Offer Letter by and between Boris Shnayder and EPAM Systems, Inc. dated June 20, 2015 (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2016 (the “2016 10-K”)

10.22†
Offer Letter by and between Jason Peterson and EPAM Systems, Inc. dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2017, SEC file No. 001-35418)

10.23†
Amended Non-Employee Director Compensation Policy (effective January 1, 2024) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

10.24†
EPAM Systems, Inc. 2017 Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended March 31, 2017, SEC File No., 001-35418, filed May 8, 2017 (the “Q1 2017 Form 10-Q”)

10.25†	Form of Director Deferral Election Form (incorporated by reference to Exhibit 10.4 to the Q1 2017 Form 10-Q)
10.26†	EPAM Systems, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021, SEC File No., 001-35418)
10.27
Amended and Restated Credit Agreement dated as of October 21, 2021 by and among EPAM Systems, Inc. (as borrower), the lenders and guarantors party thereto, and PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2021, SEC File No. 001-35418)

19.1*	EPAM Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	EPAM Systems, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 22, 2024, SEC File No. 001-35418)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 27, 2025

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arkadiy Dobkin	Chairman, Chief Executive Officer and President (principal executive officer)	February 27, 2025
Arkadiy Dobkin

/s/ Jason Peterson	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2025
Jason Peterson

/s/ Gary Abrahams	Vice President, Corporate Controller, Chief Accounting Officer (principal accounting officer)	February 27, 2025
Gary Abrahams

/s/ Chandra McMahon	Director	February 27, 2025
Chandra McMahon

/s/ DeAnne Aguirre	Director	February 27, 2025
DeAnne Aguirre

/s/ Eugene Roman	Director	February 27, 2025
Eugene Roman

/s/ Helen Shan	Director	February 27, 2025
Helen Shan

/s/ Jill B. Smart	Director	February 27, 2025
Jill B. Smart

/s/ Karl Robb	Director	February 27, 2025
Karl Robb

/s/ Richard Michael Mayoras	Director	February 27, 2025
Richard Michael Mayoras

/s/ Robert E. Segert	Director	February 27, 2025
Robert E. Segert

/s/ Ronald P. Vargo	Director	February 27, 2025
Ronald P. Vargo

EPAM SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of EPAM Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company recognizes revenue when control of services is passed to a client in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Such control may be transferred over time or at a point in time depending on satisfaction of obligations stipulated by the contract. As the Company derives revenues from a variety of service arrangements, auditing revenue was challenging due to the extent of effort required to audit the timing and amount of revenue recorded in accordance with the terms of the contracts with the Company’s clients.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue transactions included the following, among others:
•We tested the effectiveness of controls over revenue recognition, including management’s controls over the determination of the timing and amount recorded in accordance with the terms of the client contract and the relevant information technology systems.

•We selected a sample of transactions recorded near year-end and tested whether the revenue occurred and was recorded at the correct amount.
•We selected a sample of transactions recorded for new projects and tested whether the revenue occurred and was recorded at the correct amount.
•We tested revenue by using analytical procedures to develop an expectation of the recorded transactions.
Acquisitions – Fair Value of Acquired Customer Relationship Intangible Assets — Refer to Notes 1, 3, and 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisitions of NEORIS for $626.3 million on November 1, 2024, and First Derivative for $300.7 million on December 3, 2024. The Company accounted for the transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. Assets acquired for NEORIS and First Derivative (the “acquired entities”) included customer relationship intangible assets of $249.0 million and $118.4 million, respectively. The Company estimated the fair value of these customer relationship intangible assets using a discounted cash flow method, which required management to make significant assumptions related to the timing and amount of forecasted revenues and cash flows, anticipated growth rates, customer attrition rates, the discount rate reflecting the risk inherent in future cash flows, and the useful lives for finite-lived assets.
We identified the customer relationship intangible assets for the acquired entities as a critical audit matter because of the significant assumptions management made to estimate the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of the timing and amount of management's forecasted revenues and cash flows, including the selection of customer attrition rates and terminal growth rates, and discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the customer relationship intangible assets for the acquired entities included the following, among others:
•We tested the effectiveness of internal controls over the significant assumptions management made to estimate the fair value of the assets acquired, including the timing and amount of forecasted revenues and cash flows, including the selection of customer attrition rates and terminal growth rates, and discount rates.
•We assessed the reasonableness of management's forecast of future revenues and cash flows by comparing the projections to historical results, certain peer companies, and industry data.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies; (2) customer attrition rates by testing the mathematical accuracy of the rates used and comparing them to historical customer data; (3) terminal growth rates by comparing them to industry growth rates and the projected nominal gross domestic product (GDP) growth rate; and (4) discount rates which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 27, 2025

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of EPAM Systems, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of EPAM Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at acquired businesses as described more fully in Note 3 to the consolidated financial statements, which were acquired during the year ended December 31, 2024, and whose financial statements constitute 25.9% of total assets and 2.1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at acquired businesses as described more fully in Note 3 to the consolidated financial statements, which were acquired during the year ended December 31, 2024.
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
/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 27, 2025

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31, 2024	As of December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,286,267	$2,036,235
Trade receivables and contract assets, net of allowance of $5,612 and $11,864, respectively	1,002,175	897,032
Short-term investments	1,690	60,739
Prepaid and other current assets	136,116	97,355
Total current assets	2,426,248	3,091,361
Property and equipment, net	207,667	235,053
Operating lease right-of-use assets, net	128,244	134,898
Intangible assets, net	436,418	71,118
Goodwill	1,181,575	562,459
Deferred tax assets	269,799	197,901
Other noncurrent assets	100,522	59,575
Total assets	$4,750,473	$4,352,365

Liabilities
Current liabilities
Accounts payable	$44,702	$31,992
Accrued compensation and benefits expenses	484,952	412,747
Accrued expenses and other current liabilities	201,356	124,823
Income taxes payable, current	50,395	38,812
Operating lease liabilities, current	39,634	36,558
Total current liabilities	821,039	644,932
Long-term debt	25,194	26,126
Operating lease liabilities, noncurrent	98,426	109,261
Deferred tax liabilities, noncurrent	92,362	8,744
Other noncurrent liabilities	82,301	91,832
Total liabilities	1,119,322	880,895
Commitments and contingencies (Note 18)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 authorized; 56,869 shares issued and outstanding at December 31, 2024, and 57,787 shares issued and outstanding at December 31, 2023	57	58
Additional paid-in capital	1,190,222	1,008,766
Retained earnings	2,555,796	2,501,107
Accumulated other comprehensive loss	(116,864)	(39,040)
Total EPAM Systems, Inc. stockholders’ equity	3,629,211	3,470,891
Noncontrolling interest in consolidated subsidiaries	1,940	579
Total equity	3,631,151	3,471,470
Total liabilities and equity	$4,750,473	$4,352,365
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues	$4,727,940	$4,690,540	$4,824,698
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	3,277,497	3,256,514	3,286,683
Selling, general and administrative expenses	816,300	815,065	872,777
Depreciation and amortization expense	89,559	91,800	92,272
Loss on sale of business	—	25,922	—
Income from operations	544,584	501,239	572,966
Interest and other income, net	46,876	51,124	10,025
Foreign exchange loss	(7,048)	(15,778)	(75,733)
Income before provision for income taxes	584,412	536,585	507,258
Provision for income taxes	129,879	119,502	87,842
Net income	$454,533	$417,083	$419,416

Net income per share:
Basic	$7.93	$7.21	$7.32
Diluted	$7.84	$7.06	$7.09
Shares used in calculation of net income per share:
Basic	57,288	57,829	57,291
Diluted	57,983	59,085	59,169
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$454,533	$417,083	$419,416
Other comprehensive (loss)/income:
Change in foreign currency translation adjustments, net of tax	(60,378)	58,179	(49,033)
Change in unrealized (loss)/gain on hedging instruments, net of tax	(19,084)	(487)	11,723
Defined benefit pension plans - actuarial gain/(loss), net of tax	1,634	(1,411)	(3,804)
Other comprehensive (loss)/income	(77,828)	56,281	(41,114)
Comprehensive income	$376,705	$473,364	$378,302
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2022	56,849	$57	$711,912	$1,829,532	20	$(177)	$(54,207)	$8,720	$2,495,837
Restricted stock units vested	252	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(83)	—	(23,650)	—	—	—	—	—	(23,650)
Stock issued in connection with Other 2021 acquisitions	6	—	1,941	—	(6)	59	—	—	2,000
Stock-based compensation expense	—	—	107,513	—	—	—	—	—	107,513
Exercise of stock options	511	1	21,850	—	—	—	—	—	21,851
Issuance of common stock from employee stock purchase plan	120	—	28,350	—	—	—	—	—	28,350
Purchase of subsidiary shares from noncontrolling interest	—	—	49	—	—	—	—	(7,315)	(7,266)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	73	73
Other comprehensive loss	—	—	—	—	—	—	(41,114)	—	(41,114)
Net income	—	—	—	419,416	—	—	—	—	419,416
Balance, December 31, 2022	57,655	58	847,965	2,248,948	14	(118)	(95,321)	1,478	3,003,010
Restricted stock units vested	336	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(103)	—	(29,301)	—	—	—	—	—	(29,301)
Stock issued in connection with Other 2021 acquisitions	14	—	2,882	—	(14)	118	—	—	3,000
Stock-based compensation expense	—	—	135,500	—	—	—	—	—	135,500
Exercise of stock options	398	—	15,513	—	—	—	—	—	15,513
Issuance of common stock from employee stock purchase plan	173	—	36,255	—	—	—	—	—	36,255
Repurchase of common stock	(686)	—	—	(164,924)	—	—	—	—	(164,924)
Purchase of subsidiary shares from noncontrolling interest	—	—	(48)	—	—	—	—	(1,405)	(1,453)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	506	506
Other comprehensive income	—	—	—	—	—	—	56,281	—	56,281
Net income	—	—	—	417,083	—	—	—	—	417,083
Balance, December 31, 2023	57,787	58	1,008,766	2,501,107	—	—	(39,040)	579	3,471,470
Restricted stock units vested	381	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(122)	—	(33,881)	—	—	—	—	—	(33,881)
Stock issued in connection with Other 2021 acquisitions	13	—	2,625	—	—	—	—	—	2,625
Stock-based compensation expense	—	—	159,121	—	—	—	—	—	159,121
Exercise of stock options	483	—	22,554	—	—	—	—	—	22,554
Issuance of common stock from employee stock purchase plan	181	—	31,037	—	—	—	—	—	31,037
Repurchase of common stock, including excise tax	(1,854)	(1)	—	(399,844)	—	—	—	—	(399,845)
Noncontrolling interests acquired in business combination	—	—	—	—	—	—	—	1,358	1,358
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7	7
Other comprehensive loss	—	—	—	—	—	—	(77,824)	(4)	(77,828)
Net income	—	—	—	454,533	—	—	—	—	454,533
Balance, December 31, 2024	56,869	$57	$1,190,222	$2,555,796	—	$—	$(116,864)	$1,940	$3,631,151
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$454,533	$417,083	$419,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	89,559	91,800	92,272
Operating lease right-of-use assets amortization expense	37,545	40,902	47,777
Bad debt (recovery)/expense	(4,402)	4,047	12,394
Deferred taxes	(64,195)	(37,194)	(42,164)
Stock-based compensation expense	167,297	147,730	99,909
Unrealized (gain)/loss on derivative instruments	—	(7,904)	7,904
Impairment charges	417	6,019	23,619
Loss on sale of business	—	25,922	—
Other	5,727	(599)	32,806
Changes in assets and liabilities:
Trade receivables and contract assets	15,588	32,356	(192,712)
Prepaid and other assets	(76,959)	8,409	(12,140)
Accounts payable	(29,084)	154	(2,934)
Accrued expenses and other liabilities	10,673	(84,610)	26,025
Operating lease liabilities	(39,365)	(48,093)	(51,668)
Income taxes payable	(8,166)	(33,388)	3,600
Net cash provided by operating activities	559,168	562,634	464,104
Cash flows from investing activities:
Purchases of property and equipment	(32,146)	(28,415)	(81,629)
Purchases of short-term investments	(1,229)	(11,169)	(60,000)
Proceeds from short-term investments	61,509	10,865	—
Acquisition of businesses, net of cash acquired (Note 3)	(912,158)	(24,817)	(10,644)
Purchases of non-marketable securities	(7,612)	(3,296)	(1,625)
Proceeds from sale of non-marketable securities	4,344	—	—
Other investing activities, net	2,312	(9,936)	(29,029)
Net cash used in investing activities	(884,980)	(66,768)	(182,927)
Cash flows from financing activities:
Proceeds from issuance of stock under employee incentive programs	53,731	51,636	50,660
Payments of withholding taxes related to net share settlements of restricted stock units	(35,190)	(29,102)	(26,556)
Proceeds from debt	8	825	1,763
Repayment of debt	(1,865)	(2,969)	(15,542)
Repurchase of common stock	(398,028)	(164,924)	—
Payment of contingent consideration for previously acquired businesses	(6,246)	(10,235)	(6,626)
Other financing activities, net	(2,817)	(11,004)	(5,720)
Net cash used in financing activities	(390,407)	(165,773)	(2,021)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36,497)	29,379	(44,867)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(752,716)	359,472	234,289
Cash, cash equivalents and restricted cash, beginning of period	2,043,108	1,683,636	1,449,347
Cash, cash equivalents and restricted cash, end of period	$1,290,392	$2,043,108	$1,683,636

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	For the Years Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$196,392	$177,426	$113,188
Interest	$3,738	$4,698	$1,659
Supplemental disclosure of non-cash investing and financing activities:
Acquisition-date fair value of contingent consideration issued for acquisition of businesses	$9,755	$14,850	$2,645
Capital expenditures incurred but not yet paid	$4,190	$23,986	$57,114

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Balance sheet classification
Cash and cash equivalents	$1,286,267	$2,036,235	$1,681,344
Restricted cash in Prepaid and other current assets	837	5,294	430
Restricted cash in Other noncurrent assets	3,288	1,579	1,862
Total restricted cash	4,125	6,873	2,292
Total cash, cash equivalents and restricted cash	$1,290,392	$2,043,108	$1,683,636
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and as otherwise disclosed)
1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a leading digital transformation services and product engineering company, providing digital platform engineering and software development services to clients across six continents. In a business landscape that is constantly challenged by the pressures of digitization, EPAM focuses on building long-term partnerships with clients in various industries through innovative and scalable software solutions, integrated strategy, experience and technology consulting, and a continually evolving mix of advanced capabilities. The Company is incorporated in Delaware with headquarters in Newtown, Pennsylvania.
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
In some business combinations, the Company agrees to contingent consideration arrangements and the Company determines the fair value of contingent consideration using Monte Carlo simulations (which involve a simulation of future revenues and earnings during the earn-out period using management’s best estimates) or probability-weighted expected return methods. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earn-out criteria would result in a change in the fair value of contingent consideration. Such changes in the fair value of contingent consideration arrangements that are not measurement period adjustments are recorded within Interest and other income, net in the Company’s consolidated statements of income.
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
Revenue Recognition — The Company recognizes revenue in accordance with ASC 606 which requires entities to recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services as well as requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from client contracts, including significant judgments and changes in judgments.
The Company recognizes revenues when control of goods or services is passed to a client in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Such control may be transferred over time or at a point in time depending on satisfaction of obligations stipulated by the contract. Consideration expected to be received may consist of both fixed and variable components and is allocated to each separately identifiable performance obligation based on the performance obligation’s relative standalone selling price. Variable consideration usually takes the form of volume-based discounts, service level credits, price concessions or incentives. Determining the estimated amount of such variable consideration involves assumptions and judgment that can have an impact on the amount of revenues reported.
The Company derives revenues from a variety of service arrangements, which have been evolving to provide more customized and integrated solutions to clients by combining software engineering with client experience design, business consulting and technology innovation services. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements. The Company generates the majority of its revenues under time-and-material contracts, which are billed using hourly, daily or monthly rates to determine the amounts to be charged directly to the client. The Company applies a practical expedient and revenues related to time-and-material contracts are recognized based on the right to invoice for services performed.

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
Revenues from licenses which have significant stand-alone functionality are recognized at a point in time when control of the license is transferred to the client. Revenues from licenses which do not have stand-alone functionality are recognized over time.
If there is an uncertainty about the receipt of payment for the services, revenue recognition is deferred until the uncertainty is sufficiently resolved. The Company applies a practical expedient and does not assess the existence of a significant financing component if the period between transfer of the service to a client and when the client pays for that service is one year or less.
The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income and comprehensive income.
Cost of Revenues (Exclusive of Depreciation and Amortization) — Consists principally of salaries, bonuses, fringe benefits, stock-based compensation, and project-related travel costs for our delivery professionals and fees for subcontractors who are assigned to client projects. Salaries and other compensation expenses of our delivery professionals are reported as cost of revenues regardless of whether the employees are actually performing services for clients during a given period. Additionally, government incentives and assistance related to services performed by delivery professionals and contractors assigned to client projects are reported in cost of revenues.
Selling, General and Administrative Expenses — Consists of expenses associated with promoting and selling the Company’s services and general and administrative functions of the business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities including operating leases, advertising and other promotional activities. Additionally, selling, general and administrative expenses contain costs of relocating our employees and various one-time expenses such as impairment charges.
Stock-Based Compensation — The Company recognizes the cost of its equity settled stock-based incentive awards based on the fair value of the award at the date of grant, net of estimated forfeitures. The fair value of these awards at the date of grant is generally based on the grant-date price of the company's shares. The grant date fair value for stock options and stock purchase rights under the 2021 Employee Stock Purchase Plan (”ESPP”) is estimated using the Black-Scholes option-pricing valuation model. The cost is generally expensed evenly over the service period, unless otherwise specified by the award agreement. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. For awards with performance conditions, the amount of compensation cost we recognize over the requisite service period is based on the actual or expected achievement of the performance condition. Quarterly, the forfeiture assumption is adjusted to reflect actual forfeitures and such adjustment may affect the timing of recognition of the total amount of expense recognized over the vesting period. Stock-based awards that do not meet the criteria for equity classification are recorded as liabilities and adjusted to fair value at the end of each reporting period.
Government Assistance Programs and Incentives — The Company benefits from various government incentives in some countries where it operates in the form of cash grants or refundable tax credits. The eligibility to receive such assistance and amounts to be granted are determined based on regulations issued by the relevant government authorities. The incentives are generally based on qualifying expenditures or subject to achieving certain employment and investment targets. As there is no authoritative guidance under U.S. GAAP for government assistance to for-profit business entities, the Company accounts for government assistance by analogy to International Accounting Standards 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company recognizes the benefits from government assistance when it has reasonable assurance it will comply with the terms of the assistance and the assistance will be received.
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
Foreign Currency Translation and Remeasurement — Assets and liabilities of consolidated foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated into U.S. dollars at average monthly exchange rates. The adjustment resulting from translating the financial statements of such foreign subsidiaries into U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of Accumulated other comprehensive loss.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of December 31, 2024, the Company had $41.1 million of cash and cash equivalents in banks in Ukraine and $37.5 million of cash and cash equivalents in banks in Belarus. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are initially scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
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
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have a material impact on the Company’s consolidated financial statements.
Segment Reporting - Improvements to Reportable Segment Disclosures — In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this guidance in the fourth quarter of 2024, retrospectively applied to all prior periods presented in the financial statements. The adoption did not have a material impact on the previously reported consolidated financial statements. See Note 19 “Segment Information” for additional information.
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
Income Taxes - Improvements to Income Tax Disclosures — In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The new guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted and may be applied prospectively or retrospectively. The Company intends to adopt this ASU for the year ended December 31, 2025 and is still assessing the effect this guidance may have on its consolidated financial statement disclosures.
Income Statement - Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors enhanced disclosures and requires public companies to disaggregate key expense types in the notes to the financial statements on an interim and annual basis. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently assessing the timing and impact of adopting this ASU.

2.IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these financial statements, there has been no resolution to this attack. As of December 31, 2024, the Company had $58.9 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.3 million, laptops with a net book value of $3.4 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $2.8 million, and leasehold improvements located throughout Ukraine with a net book value of $0.4 million. Additionally, as of December 31, 2024, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $4.5 million. Through the issuance date of these financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground and the Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the years ended December 31, 2024, 2023 and 2022, the Company expensed $13.2 million, $17.4 million and $44.8 million, respectively, related to this commitment. Of the expensed amount for the years ended December 31, 2024, 2023 and 2022, $2.4 million, $11.3 million and $29.0 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization) and $10.8 million, $6.1 million and $15.8 million, respectively, is classified in Selling, general and administrative expense on the consolidated financial statements. As of December 31, 2024, the Company has $24.6 million remaining to be expensed related to this humanitarian commitment.
Following the invasion, the Company executed its business continuity plans to assist relocating employees residing in Ukraine and the surrounding region, who were impacted by the war and geopolitical uncertainty, to other countries and to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacities to ensure the continuity of delivery for its clients who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion and ongoing war. In addition to costs incurred as part of EPAM’s humanitarian commitment to Ukraine, during the years ended December 31, 2024, 2023 and 2022, the Company incurred no expenses, $9.4 million and $14.7 million of expenses, respectively, related to the standby resources, classified in Cost of revenues (exclusive of depreciation and amortization) as well as expenses of $0.8 million, $1.8 million, $38.7 million, respectively, related to its geographic repositioning efforts, classified in Selling, general and administrative expenses. During the year ended December 31, 2022, the Company also recorded an impairment charge of $1.3 million, classified in Interest and other income, net related to a financial asset in Ukraine which the Company believed to be unrealizable due to the events in Ukraine.
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
Additionally, the Company evaluated trade receivables and contract assets for estimated future credit losses from customers located in Russia and recorded bad debt expense of $5.1 million reflecting the deterioration of creditworthiness of its customers in Russia during the year ended December 31, 2022. Amounts recorded to bad debt expense during the year ended December 31, 2023 related to customers located in Russia were not material. Also, during the year ended December 31, 2022, the Company incurred employee separation costs of $17.1 million in connection with the decision to exit its operations in Russia, with no such costs incurred during the year ended December 31, 2023. Bad debt expense and employee separation costs are included in Selling, general and administrative expenses in the consolidated statements of income.
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

3.ACQUISITIONS
First Derivative — On December 2, 2024, the Company acquired First Derivative Ltd (together with its subsidiaries, “First Derivative”) for a purchase price of $300.7 million. First Derivative is a Northern Ireland-headquartered managed services and consulting business for the capital markets industry with major delivery capability in the U.K., Ireland, North America and APAC.
NEORIS — On November 1, 2024, the Company acquired 99.7% of the outstanding shares of Neoris N.V. (together with its subsidiaries, “NEORIS”) for a purchase price of $626.3 million. NEORIS is a global advanced technology consultancy with approximately 4,800 professionals across major talent hubs in Latin America, Spain and the U.S. NEORIS specializes in delivering complex digital engagement and transformation projects for clients in the Americas and Europe.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each respective acquisition:

	First Derivative	NEORIS
Cash and cash equivalents	$9,160	$63,470
Trade receivables and contract assets	46,678	79,550
Prepaid and other current assets	10,491	8,225
Goodwill	170,443	406,756
Intangible assets	124,809	259,000
Property and equipment and other noncurrent assets	3,595	22,240
Total assets acquired	$365,176	$839,241
Accounts payable, accrued expenses and other current liabilities	$32,016	$126,791
Other noncurrent liabilities	32,451	84,743
Total liabilities assumed	$64,467	$211,534
Noncontrolling interest in consolidated subsidiaries	—	1,358
Net assets acquired	$300,709	$626,349
For the acquisitions of First Derivative and NEORIS, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition dates. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from each acquisition date.
As of December 31, 2024, the following table presents the estimated fair values and useful lives of intangible assets acquired from First Derivative and NEORIS:

	First Derivative		NEORIS
	Weighted Average Useful Life (in years)	Amount	Weighted Average Useful Life (in years)	Amount
Customer relationships	8	$118,441	8	$249,000
Trade names	5	6,368	5	10,000
Total		$124,809		$259,000
The goodwill recognized as a result of the First Derivative acquisition is attributable to synergies expected to be achieved by enhancing EPAM’s industry experience and jointly delivering a comprehensive set of AI-enabled capabilities in the financial services vertical, expected future contracts, the assembled workforce acquired and other factors. The goodwill recognized as a result of the NEORIS acquisition is attributable to synergies expected to be achieved by expanding the Company’s ability to support clients across Latin America, expected future contracts, the assembled workforce acquired and other factors. The goodwill recognized as a result of these acquisitions is not expected to be deductible for income tax purposes.
During the year ended December 31, 2024, the Company recognized acquisition-related costs associated with the First Derivative and NEORIS acquisitions totaling $6.3 million and $7.8 million, respectively. These costs are included in Selling, general and administrative expenses in the accompanying consolidated statement of income.

During the year ended December 31, 2024, revenues generated by First Derivative and NEORIS included in the Company’s consolidated statement of income totaled $12.2 million and $53.7 million, respectively. Net income from First Derivative and NEORIS since the date of acquisition was not material. Pro forma results of operations have not been presented for First Derivative because the effect of the acquisition on the Company’s consolidated financial statements was not material.
Pro Forma Results of Operations for NEORIS
The following unaudited pro forma combined financial information is based on the historical consolidated financial statements of the Company and NEORIS after giving effect to the Company’s acquisition as if the acquisition occurred on January 1, 2023. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that the Company would have reported had the transaction occurred at the beginning of these periods nor is it necessarily indicative of future results of operations.
The following table presents the unaudited consolidated pro forma results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	$5,015,157	$5,013,488
Net income	$407,200	$399,973
Other 2024 Acquisitions - During the year ended December 31, 2024, the Company completed three additional acquisitions with a total purchase price of $74.2 million including contingent consideration with acquisition-date fair value of $9.8 million. These acquisitions expanded EPAM’s geographical reach across Latin America and Europe, enhanced its capabilities in Life Sciences analytics, as well as added $20.3 million of intangible assets, consisting mainly of customer relationships. Revenues generated by the Other 2024 Acquisitions totaled $32.6 million during the year ended December 31, 2024. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s consolidated financial statements was not material individually or in the aggregate.
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

4.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill by reportable segment was as follows:

	North America	Europe	Total
Balance as of January 1, 2023	$216,960	$312,112	$529,072
2023 Acquisitions	24,477	—	24,477
2022 Acquisitions purchase accounting adjustments	—	87	87
Effect of net foreign currency exchange rate changes	423	8,400	8,823
Balance as of December 31, 2023	$241,860	$320,599	$562,459
NEORIS acquisition	333,538	73,218	406,756
First Derivative acquisition	35,793	134,650	170,443
Other 2024 Acquisitions	40,529	12,926	53,455
2023 Acquisitions purchase accounting adjustments	861	—	861
Effect of net foreign currency exchange rate changes	(515)	(11,884)	(12,399)
Balance as of December 31, 2024	$652,066	$529,509	$1,181,575
There were no accumulated goodwill impairment losses in the North America or Europe reportable segments as of December 31, 2024, 2023 or 2022.
Intangible assets other than goodwill as of December 31, 2024 and 2023 were as follows:

	As of December 31, 2024
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	8	$547,552	$(128,148)	$419,404
Trade names	5	26,468	(10,017)	16,451
Software	5	5,942	(5,656)	286
Contract royalties	8	1,900	(1,623)	277
Total		$581,862	$(145,444)	$436,418

	As of December 31, 2023
	Weighted average life at acquisition (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	8	$171,735	$(103,651)	$68,084
Trade names	4	10,798	(9,588)	1,210
Software	6	6,134	(4,825)	1,309
Contract royalties	8	1,900	(1,385)	515
Total		$190,567	$(119,449)	$71,118
All of the intangible assets other than goodwill have finite lives and as such are subject to amortization. Amortization of the other intangible assets is recognized in Depreciation and amortization expense in the consolidated statements of income.

The following table presents amortization expense recognized for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
Customer relationships	$26,798	$19,855	$18,946
Trade names	1,437	1,522	1,909
Software	1,002	1,102	1,086
Contract royalties	238	238	238
Assembled workforce	—	—	44
Total	$29,475	$22,717	$22,223
Based on the carrying value of the Company’s existing intangible assets as of December 31, 2024, the estimated amortization expense for the future years is as follows:

Year ending December 31,	Amount
2025	$68,591
2026	64,529
2027	60,519
2028	54,424
2029	52,367
Thereafter	135,988
Total	$436,418
5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The Company had no material financial assets measured at fair value on a recurring basis as of December 31, 2024.
The following table shows the fair values of the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2024:

	As of December 31, 2024
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative liabilities	$14,650	$—	$14,650	$—
Contingent consideration	32,978	—	—	32,978
Total liabilities measured at fair value on a recurring basis	$47,628	$—	$14,650	$32,978
The following table shows the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023.

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

The fair value of the contingent consideration liabilities for acquisitions was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted average estimated future payments were then discounted to present value using a rate based on the weighted average cost of capital of guideline companies. The discount rate used to determine the fair value of assumed contingent consideration for the NEORIS acquisition was 18%. The discount rates used to determine the fair value of contingent consideration for the Other 2024 Acquisitions ranged from a minimum of 12% to a maximum of 20%. The discount rate used to determine the fair value of contingent consideration for the 2023 Acquisitions was 16.0%. The discount rate used to determine the fair value of contingent consideration for the 2022 Acquisitions ranged from a minimum of 13.0% to a maximum of 15.0%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s consolidated statements of income.
A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the years ended December 31, 2022, December 31, 2023, and December 31, 2024 are as follows:

Amount
Contingent consideration liabilities as of January 1, 2022	$23,114
Acquisition date fair value of contingent consideration — 2022 Acquisitions	2,645
Changes in fair value of contingent consideration included in Interest and other income, net	11,101
Payment of contingent consideration for previously acquired businesses	(11,328)
Effect of net foreign currency exchange rate changes	(1,224)
Contingent consideration liabilities as of December 31, 2022	$24,308
Acquisition date fair value of contingent consideration — 2023 Acquisitions	14,850
Changes in fair value of contingent consideration included in Interest and other income, net	2,814
Payment of contingent consideration for previously acquired businesses	(18,844)
Effect of net foreign currency exchange rate changes	22
Contingent consideration liabilities as of December 31, 2023	$23,150
Acquisition date fair value of assumed contingent consideration — NEORIS	4,654
Acquisition date fair value of contingent consideration — Other 2024 Acquisitions	9,755
Changes in fair value of contingent consideration included in Interest and other income, net	5,699
Payment of contingent consideration for previously acquired businesses	(10,125)
Effect of net foreign currency exchange rate changes	(155)
Contingent consideration liabilities as of December 31, 2024	$32,978

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$5,200	$5,200	$5,200	$—	$—
Time deposits	16,907	16,907	—	16,907	—
Total cash equivalents	$22,107	$22,107	$5,200	$16,907	$—
Financial Liabilities:
Borrowings under 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$33,187	$33,187	$—	$33,187	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial Assets:
Cash equivalents:
Money market funds	$168,120	$168,120	$168,120	$—	$—
Time deposits	105,210	105,210	—	105,210	—
Total cash equivalents	$273,330	$273,330	$168,120	$105,210	$—
Time deposits included in Short-term investments	$60,739	$60,739	$—	$60,739	$—
Financial Liabilities:
Borrowings under 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$46,954	$46,954	$—	$46,954	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $38.5 million and $31.7 million as of December 31, 2024 and December 31, 2023, respectively and is classified as Other noncurrent assets in the Company’s consolidated balance sheets.
6.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint, and Mexican peso transactions.
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

The Company measures derivative instruments and hedging activities at fair value and recognizes them as either assets or liabilities in its consolidated balance sheets. Accounting for the gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. As of December 31, 2024, all of the Company’s foreign exchange forward contracts were designated as hedges.
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
The fair value of foreign currency derivative instruments on the Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023 were as follows:

		As of December 31, 2024		As of December 31, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$—		$10,416
	Accrued expenses and other current liabilities		$14,650		$248
7.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Weighted Average Useful Life (in years)	As of December 31, 2024	As of December 31, 2023
Computer hardware	4	$146,966	$155,991
Purchased computer software	4	91,630	88,644
Buildings	46	55,057	54,899
Leasehold improvements	7	39,278	37,189
Furniture, fixture and other equipment	7	21,191	22,583
Office equipment	7	18,394	18,315
Land improvements	18	2,137	2,142
Land	n/a	1,339	1,339
Construction in progress	n/a	52,264	51,477
		428,256	432,579
Less: accumulated depreciation and amortization		(220,589)	(197,526)
Total		$207,667	$235,053
Depreciation and amortization expense related to property and equipment was $59.4 million, $68.2 million and $69.0 million during the years ended December 31, 2024, 2023 and 2022, respectively.
The Company has assets which generate lease income including subleases of portions of its office space to third parties. The gross amount of such assets was $10.6 million and $5.9 million, and the associated accumulated depreciation was $4.0 million and $1.9 million as of December 31, 2024 and 2023, respectively. Depreciation expense associated with these assets held under operating leases was $0.8 million, $0.5 million and $0.1 million for the year ended December 31, 2024, 2023 and 2022, respectively.

The Company owns buildings located in Belarus, which are used in the Company’s normal operations as office space for its employees. On November 17, 2021, the Company acquired an office building in the process of being constructed in Kyiv, Ukraine for $50.1 million. Once completed, the acquired building is intended to be used in the Company’s normal operations as office space for its employees. The office building is classified as construction-in-progress as of December 31, 2024 and, due to Russia’s invasion of Ukraine, it is uncertain when this office building will be available for its intended use. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the assets in Ukraine.
During the year ended December 31, 2022, the Company completed an asset acquisition of software licenses for use in the regular course of business for a purchase price of $66.1 million, which included an upfront payment of $13.3 million and fixed deferred consideration, payable in annual installments, with an acquisition-date fair value of $52.8 million. To estimate fair value, the future payments were discounted to present value using a discount rate based on the estimated borrowing rate of the Company. The weighted average discount rate used to determine the acquisition-date fair value was 5.2%. During the year ended December 31, 2023, this agreement was amended resulting in the derecognition of $20.8 million of software license assets, net of accumulated depreciation, and $21.4 million of deferred consideration liability. As part of the amendment, the Company purchased new software licenses for use in the regular course of business for a purchase price of $26.7 million, which included an upfront payment of $6.8 million and fixed deferred consideration, payable in annual installments, with an acquisition-date fair value of $19.9 million. To estimate fair value, the future payments were discounted to present value using a discount rate based on the estimated borrowing rate of the Company. The weighted average discount rate used to determine the acquisition-date fair value was 5.5%. During the year ended December 31, 2024, this agreement was further amended resulting in the derecognition of $1.2 million of software license assets, net of accumulated depreciation, and $1.2 million of deferred consideration liability. See Note 18 “Commitments and Contingencies” for more information regarding the deferred consideration.
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	As of December 31, 2024	As of December 31, 2023
Deferred revenue	$59,321	$27,988
Value added taxes payable	43,739	39,852
Contingent consideration, current (Note 5)	14,660	9,650
Foreign exchange derivative liabilities	14,650	248
Other current liabilities and accrued expenses	68,986	47,085
Total	$201,356	$124,823
9.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 7.1 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were not material for the years ended December 31, 2024, 2023 and 2022. See Note 2 “Impact of the Invasion of Ukraine” for discussion of impairment of right-of-use assets in Russia.

During the years ended December 31, 2024, 2023 and 2022, the components of lease expense were as follows:

	Income Statement Classification	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	Selling, general and administrative expenses	$43,524	$47,824	$51,775
Variable lease cost	Selling, general and administrative expenses	10,912	13,156	10,372
Short-term lease cost	Selling, general and administrative expenses	3,785	5,602	5,289
Total lease cost		$58,221	$66,582	$67,436
Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$45,640	$52,373
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23,771	$18,063
Non-cash net increase/ (decrease) due to lease modifications:
Operating lease right-of-use assets	$13,522	$7,595
Operating lease liabilities	$13,557	$9,198
Weighted average remaining lease terms and discount rates as of December 31, 2024 and 2023, were as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted average remaining lease term, in years:
Operating leases	4.3	5.0
Weighted average discount rate:
Operating leases	4.3%	4.1%
As of December 31, 2024, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2025	$44,455
2026	35,972
2027	26,118
2028	20,855
2029	11,765
Thereafter	10,968
Total lease payments	150,133
Less: imputed interest	(12,073)
Total	$138,060
There were no lease agreements that contained material restrictive covenants or material residual value guarantees as of December 31, 2024. There were no material lease agreements signed with related parties as of December 31, 2024.
As of December 31, 2024, the Company had committed to payments of $2.5 million related to operating lease agreements that had not yet commenced as of December 31, 2024. These operating leases will commence on various dates during 2025 with lease terms ranging from 1 to 3 years. The Company does not have any material finance lease agreements that had not yet commenced.

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
Borrowings under the 2021 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $150.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2021 Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. As of December 31, 2024, the Company’s outstanding borrowings are subject to a SOFR-based interest rate, which resets regularly at issuance, based on lending terms.
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of December 31, 2024, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement as of December 31, 2024 and 2023:

	As of December 31, 2024	As of December 31, 2023
Outstanding debt	$25,000	$25,000
Interest rate	5.4%	6.3%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000
11.PENSION AND POSTEMPLOYMENT BENEFITS
Defined Contribution Plans
The Company offers defined contribution plans for its employees in certain countries including a 401(k) retirement plan covering substantially all of the Company’s U.S. employees. Employer contributions charged to expense for defined contribution benefit plans for the years ended December 31, 2024, 2023 and 2022, were $31.5 million, $31.4 million, and $29.0 million, respectively.
Defined Benefit Plans
The Company sponsors defined benefit pension and postemployment plans for its employees in certain countries as governed by local regulatory requirements. During the years ended December 31, 2024, 2023, and 2022, the Company recorded expense of $9.0 million, $9.4 million and $8.3 million, respectively, related to these plans.
As of December 31, 2024 and 2023, the amounts recognized in the Company's consolidated balance sheets for the Company's defined benefit plans, all of which were underfunded, were as follows:

	As of December 31, 2024	As of December 31, 2023
Liabilities recognized:
Accrued compensation and benefits expenses	$2,105	$998
Other noncurrent liabilities	27,472	14,912
Unfunded status	$29,577	$15,910

12.COST OPTIMIZATION PROGRAMS
During the quarter ended June 30, 2024, the Company initiated the 2024 Cost Optimization Program to streamline operations and optimize corporate functions. This program is expected to include workforce reductions and contract terminations. The Company expects to complete all restructuring actions commenced under the 2024 Cost Optimization Program by the end of the second quarter of 2025 and to incur additional charges of approximately $7.0 million. The actual amount and timing of severance and other costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.
During the quarter ended September 30, 2023, the Company initiated the 2023 Cost Optimization Program to streamline operations and optimize corporate functions. This program included workforce reduction and closure of underutilized facilities. As of June 30, 2024, the Company completed all restructuring actions commenced under the 2023 Cost Optimization Program.
The total costs related to the Cost Optimization Programs are classified in Selling, general and administrative expenses in the consolidated statements of income. The Company did not allocate these charges to individual segments as they are not considered by the chief operating decision maker during the review of segment results. Accordingly, such expenses are presented in our segment reporting as part of “Other unallocated expenses” (See Note 19 “Segment Information”).
Activity in the Company’s restructuring reserves for the year ended December 31, 2024 was as follows:

	Balance at December 31, 2023	Charges	Payments Made	Balance at December 31. 2024
2024 Cost Optimization Program
Employee separation costs	$—	$21,969	$(20,206)	$1,763
Contract termination charges	—	286	(286)	—
2023 Cost Optimization Program
Employee separation costs	6,966	9,015	(15,981)	—
Total	$6,966	$31,270	$(36,473)	$1,763
Activity in the Company’s restructuring reserves for the year ended December 31, 2023 was as follows:

	Balance at December 31, 2022	Charges	Payments Made	Balance at December 31. 2023
2023 Cost Optimization Program
Employee separation costs	$—	$28,990	$(22,024)	$6,966
Total	$—	$28,990	$(22,024)	$6,966
The charges reflected in the above activity of the restructuring reserves do not include 2023 Cost Optimization Program charges recorded directly to expenses during the year ended December 31, 2023, including facility exit costs of $6.1 million, as these charges were not recorded in the restructuring reserves on the consolidated balance sheet. Facility exit costs generally reflect the accelerated rent expense for ROU assets, expected lease termination costs, or costs that will continue to be incurred under the facility lease without future economic benefit to the Company.
13. REVENUES
Revenues are sourced from four geographic markets: Americas, EMEA, APAC, and CEE. The Company presents and discusses revenues by client location based on the location of the specific client site that it serves, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. Revenues by client location is different from revenues by reportable segment as segments are not based on the geographic location of the clients, but instead they are based on the location of the Company’s management responsible for a particular client or market (see Note 19 “Segment Information”). The Company assigns clients into one of five main industries or a group of various industries where the Company is increasing its presence, which is labeled as “Emerging Verticals.” Emerging Verticals include clients in multiple industries such as energy, utilities, industrial materials, manufacturing, automotive, telecommunications and several others.

Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by major client location, including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 19 “Segment Information”) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Client Locations
Americas(1)	$2,726,757	$107,947	$2,834,704
EMEA(2)	137,370	1,655,828	1,793,198
APAC(3)	2,212	97,826	100,038
CEE(4)	—	—	—
Revenues	$2,866,339	$1,861,601	$4,727,940
(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Western Europe and the Middle East.
(3)APAC, or Asia Pacific, includes revenues from clients in East Asia, Southeast Asia and Australia.
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
Client Locations
Americas	$2,792,156	$92,244	$2,804	$2,887,204
EMEA	95,706	1,642,114	99	1,737,919
APAC	3,837	116,533	—	120,370
CEE	6,855	2,165	70,185	79,205
Revenues	$2,898,554	$1,853,056	$73,088	$4,824,698

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 19 “Segment Information”) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$519,986	$502,631	$1,022,617
Consumer Goods, Retail & Travel(1)	450,162	562,976	1,013,138
Software & Hi-Tech	525,091	177,276	702,367
Business Information & Media	449,449	225,148	674,597
Life Sciences & Healthcare	488,455	86,150	574,605
Emerging Verticals	433,196	307,420	740,616
Revenues	$2,866,339	$1,861,601	$4,727,940

	Year Ended December 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$538,837	$472,146	$7,450	$1,018,433
Consumer Goods, Retail & Travel(1)	472,350	596,830	3,770	1,072,950
Software & Hi-Tech	552,492	153,683	1,545	707,720
Business Information & Media	429,800	323,985	196	753,981
Life Sciences & Healthcare	429,245	60,549	120	489,914
Emerging Verticals	342,298	302,250	2,994	647,542
Revenues	$2,765,022	$1,909,443	$16,075	$4,690,540

	Year Ended December 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$522,970	$460,858	$42,858	$1,026,686
Consumer Goods, Retail & Travel(1)	505,227	571,437	15,560	1,092,224
Software & Hi-Tech	655,122	136,273	1,866	793,261
Business Information & Media	467,664	341,344	944	809,952
Life Sciences & Healthcare	454,102	52,465	800	507,367
Emerging Verticals	293,469	290,679	11,060	595,208
Revenues	$2,898,554	$1,853,056	$73,088	$4,824,698
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

The following tables present the disaggregation of the Company’s revenues by contract type, including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 19 “Segment Information”) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Contract Types
Time-and-material	$2,423,554	$1,477,398	$3,900,952
Fixed-price	419,361	377,870	797,231
Licensing and other revenues	23,424	6,333	29,757
Revenues	$2,866,339	$1,861,601	$4,727,940

	Year Ended December 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$2,457,545	$1,613,790	$11,168	$4,082,503
Fixed-price	283,183	291,174	4,873	579,230
Licensing and other revenues	24,294	4,479	34	28,807
Revenues	$2,765,022	$1,909,443	$16,075	$4,690,540

	Year Ended December 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-material	$2,615,213	$1,578,786	$45,581	$4,239,580
Fixed-price	263,603	269,669	27,195	560,467
Licensing and other revenues	19,738	4,601	312	24,651
Revenues	$2,898,554	$1,853,056	$73,088	$4,824,698
Timing of Revenue Recognition
The following tables present the revenues disaggregated by timing of revenue recognition and reconciled with the Company’s reportable segments (Note 19 “Segment Information”) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Reportable Segments
	North America	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,851,319	$1,857,303	$4,708,622
Transferred at a point of time	15,020	4,298	19,318
Revenues	$2,866,339	$1,861,601	$4,727,940

	Year Ended December 31, 2023
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,751,937	$1,907,010	$16,042	$4,674,989
Transferred at a point of time	13,085	2,433	33	15,551
Revenues	$2,765,022	$1,909,443	$16,075	$4,690,540

	Year Ended December 31, 2022
	Reportable Segments
	North America	Europe	Russia	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,888,342	$1,849,011	$72,795	$4,810,148
Transferred at a point of time	10,212	4,045	293	14,550
Revenues	$2,898,554	$1,853,056	$73,088	$4,824,698
During the years ended December 31, 2024, 2023 and 2022 the Company recognized $13.6 million, $5.8 million and $7.5 million, respectively, of revenues from performance obligations satisfied in previous periods.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of December 31, 2024. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$30,223	$2,629	$—	$—	$32,852
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.
Contract Balances
The following table provides information on the classification of contract assets and liabilities in the consolidated balance sheets:

	As of December 31, 2024	As of December 31, 2023
Contract assets included in Trade receivables and contract assets, net	$52,897	$24,309
Contract liabilities included in Accrued expenses and other current liabilities	$59,321	$27,988
Contract liabilities included in Other noncurrent liabilities	$741	$951
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. Contract assets have increased from December 31, 2023 primarily due to the timing of revenue recognition ahead of billing milestones in contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company's clients for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased from December 31, 2023, primarily due to higher levels of advance collections at the end of the year as well as contracts attributable to businesses acquired in 2024.
During the year ended December 31, 2024, the Company recognized $21.3 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2023. During the year ended December 31, 2023, the Company recognized $30.6 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2022.
14.POLAND RESEARCH AND DEVELOPMENT INCENTIVES
During the third quarter of 2024, the Company determined it was eligible for research and development (“R&D”) tax relief in Poland which allows the Company to reduce its tax base through bonus deductions for specific costs, such as salaries and social security contributions for employees working on R&D projects. The Company is able to utilize the tax relief by first offsetting its corporate income tax liability and then, to the extent the tax relief exceeds its corporate income tax liability, reducing future remittances of personal income tax withholding for qualified employees.

During the year ended December 31, 2024, the Company determined it was probable it would receive government incentives of $23.5 million related to R&D activities completed during the year ended December 31, 2023 and $45.4 million related to R&D activities completed during the year ended December 31, 2024, which were recorded as a reduction to Cost of revenues in the consolidated statements of income for the year ended December 31, 2024. As of December 31, 2024, $23.1 million of benefits were included in Prepaid and other current assets and $34.3 million of benefits were included in Other noncurrent assets on the consolidated balance sheet related to the Poland R&D incentive.
15.STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The following costs related to the Company’s stock compensation plans were included in the consolidated statements of income:

	For the Years Ended December 31,
	2024	2023	2022
Cost of revenues (exclusive of depreciation and amortization)	$80,944	$68,797	$47,470
Selling, general and administrative expenses	86,353	78,933	52,439
Total	$167,297	$147,730	$99,909
Equity Plans
The Company has long-term incentive plans under which 2.345 million shares of common stock are available for issuance to Company personnel and 499 thousand shares of common stock are available for issuance to non-employee directors as of December 31, 2024. All of the awards issued pursuant to the long-term incentive plans expire 10 years from the date of grant.
In addition, the Company maintains an Employee Stock Purchase Plan (“ESPP”) to enable eligible employees to purchase shares of EPAM’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. As of December 31, 2024, 426 thousand shares of common stock remained available for issuance under the ESPP.

Stock Options
Stock option activity under the Company’s long-term incentive plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding as of January 1, 2022	2,318	$77.79	$1,369,132
Options granted	133	$277.85
Options exercised	(514)	$44.02
Options forfeited	(11)	$350.19
Options expired	(3)	$128.11
Options outstanding as of December 31, 2022	1,923	$98.92	$447,503
Options granted	114	$295.73
Options exercised	(397)	$39.01
Options forfeited	(6)	$316.91
Options expired	(5)	$340.13
Options outstanding as of December 31, 2023	1,629	$125.88	$289,552
Options granted	81	$296.87
Options exercised	(483)	$46.71
Options forfeited	(16)	$297.52
Options expired	(5)	$371.84
Options outstanding as of December 31, 2024	1,206	$165.78	$112,839	3.8

Options vested and exercisable as of December 31, 2024	973	$133.49	$112,814	2.7
Options expected to vest as of December 31, 2024	225	$300.46	$24	8.2
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The model incorporated the following weighted average assumptions:

	For the Years Ended December 31,
	2024	2023	2022
Expected volatility	52.1%	50.2%	46.7%
Expected term (in years)	6.25	6.23	6.24
Risk-free interest rate	4.3%	3.6%	2.6%
Expected dividends	—%	—%	—%
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
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $164.47, $156.11 and $134.29, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $113.3 million, $89.8 million and $154.4 million, respectively.
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

As of December 31, 2024, $16.8 million of total remaining unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over a weighted average period of 2.1 years.
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
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the years ended December 31, 2024, 2023 and 2022:

	Equity-Classified Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding as of January 1, 2022	9	$167.18	576	$277.38	112	$217.28
Awards granted	—	$—	655	$287.13	51	$269.60
Awards modified	—	$—	(3)	$387.74	3	$220.00
Awards vested	(9)	$167.18	(244)	$235.96	(56)	$184.96
Awards forfeited	—	$—	(68)	$328.81	(11)	$260.59
Unvested service-based awards outstanding as of December 31, 2022	—	$—	916	$291.19	99	$257.74
Awards granted	—	$—	607	$288.49	36	$298.81
Awards modified	—	$—	(15)	$278.52	15	$305.59
Awards vested	—	$—	(329)	$278.25	(46)	$242.07
Awards forfeited	—	$—	(105)	$304.91	(6)	$254.82
Unvested service-based awards outstanding as of December 31, 2023	—	$—	1,074	$292.45	98	$287.36
Awards granted	—	$—	617	$283.21	34	$298.35
Awards modified	—	$—	1	$366.27	(1)	$114.30
Awards vested	—	$—	(378)	$289.48	(39)	$273.28
Awards forfeited	—	$—	(102)	$299.49	(3)	$295.86
Unvested service-based awards outstanding as of December 31, 2024	—	$—	1,212	$288.12	89	$298.84

The fair value of vested service-based awards (measured at the vesting date) for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Equity-classified equity-settled
Restricted stock	$—	$—	$3,990
Restricted stock units	105,100	94,418	69,510
Liability-classified cash-settled
Restricted stock units	11,455	13,229	16,238
Total fair value of vested service-based awards	$116,555	$107,647	$89,738
As of December 31, 2024, $233.0 million of total remaining unrecognized stock-based compensation costs related to service-based equity-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted average remaining requisite service period of 2.5 years.
As of December 31, 2024, $14.5 million of total remaining unrecognized stock-based compensation costs related to service-based liability-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted average remaining requisite service period of 2.3 years.
The liability associated with the Company’s service-based liability-classified RSUs as of December 31, 2024 and 2023 was $4.8 million and $8.7 million, respectively, and is classified as Accrued compensation and benefits expenses in the consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s performance-based awards for the years ended December 31, 2024, 2023 and 2022:

	Equity-Classified Equity-Settled Restricted Stock		Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding as of January 1, 2022	9	$165.87	23	$339.69
Awards granted	—	$—	6	$418.26
Awards vested	—	$—	(9)	$238.96
Awards forfeited	—	$—	(5)	$377.87
Unvested performance-based awards outstanding as of December 31, 2022	9	$165.87	15	$412.60
Awards granted	—	$—	6	$258.19
Awards vested	(9)	$165.87	(7)	$229.98
Awards forfeited	—	$—	(1)	$363.93
Unvested performance-based awards outstanding as of December 31, 2023	—	$—	13	$441.87
Awards granted	—	$—	54	$302.61
Awards vested	—	$—	(3)	$560.97
Awards forfeited	—	$—	(2)	$546.48
Unvested performance-based awards outstanding as of December 31, 2024	—	$—	62	$310.37

In addition, as of December 31, 2024, the Company has issued 42 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined and are not reflected in the table above.
As of December 31, 2024, $10.4 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted average remaining requisite service period of 1.6 years.
During the three months ended March 31, 2024, the Company granted to its named executive officers and certain other members of senior management performance-based equity-classified RSU awards that vest after 3 years, contingent on meeting certain financial performance targets, market conditions and continued service. The financial performance targets will be set by the Compensation Committee of the Board of Directors at the beginning of each year. For the portion of the awards subject to market conditions, fair value was determined using a Monte Carlo valuation model. There were 32 thousand such awards as of December 31, 2024.
The fair value of vested performance-based awards (measured at the vesting date) for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Equity-classified equity-settled
Restricted stock	$—	$2,237	$—
Restricted stock units	812	1,581	2,914
Total fair value of vested performance-based awards	$812	$3,818	$2,914

Employee Stock Purchase Plan
The ESPP enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The Company recognizes compensation expense related to shares issued pursuant to the ESPP on a straight-line basis over the six-months offering period. The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The model incorporated the following weighted average assumptions for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Expected volatility	43.2%	48.0%	86.8%
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	4.9%	5.3%	3.0%
Expected dividends	—%	—%	—%
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
During the year ended December 31, 2024, the weighted average price per share was $212.17 and the weighted average grant-date fair value per share was $56.34. During the year ended December 31, 2024, the ESPP participants purchased 181 thousand shares of common stock under the ESPP and the Company recognized $10.0 million of stock-based compensation expense related to the ESPP. As of December 31, 2024, total unrecognized stock-based compensation cost related to the ESPP was $3.5 million, which is expected to be recognized over a period of 0.33 years.
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
Share Repurchases
On August 1, 2024, the Board of Directors authorized a new share repurchase program (the “2024 Repurchase Program”) for up to $500.0 million of the Company's outstanding common stock. EPAM may repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock. Prior to the authorization of the 2024 Repurchase Program, the Company repurchased common stock under a similar repurchase program authorized in 2023 and exhausted the $500.0 million authorized under that program as of June 30, 2024.
During the years ended December 31, 2024 and 2023, the Company repurchased 1,854 thousand and 686 thousand shares of its common stock for $398.0 million and $164.9 million, respectively, in cash. All of the repurchased shares have been retired. As of December 31, 2024, a remaining balance of $437.0 million was available for purchases of the Company’s common stock under the 2024 Repurchase Program.
16.INCOME TAXES
Income Before Provision for Income Taxes
Income before provision for income taxes based on geographic location is disclosed in the table below:

	For the Years Ended December 31,
	2024	2023	2022
Income before provision for income taxes:
United States	$193,031	$210,875	$78,564
Foreign	391,381	325,710	428,694
Total	$584,412	$536,585	$507,258
Provision for Income Taxes
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2024	2023	2022
Current
Federal	$82,920	$54,763	$20,044
State	13,652	15,922	10,116
Foreign	97,502	86,012	99,847
Deferred
Federal	(54,772)	(20,519)	(26,379)
State	(3,176)	(5,206)	(3,483)
Foreign	(6,247)	(11,470)	(12,303)
Total	$129,879	$119,502	$87,842

As part of the Tax Cuts and Jobs Act (“U.S. Tax Act”), as determined as of December 31, 2017, the Company was required to make annual installment payments for the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8.0% on the remaining earnings. As of December 31, 2024, the remaining unpaid balance of this one-time transition tax was $14.3 million with the final payment due in 2025.
As of December 31, 2024, the Company had approximately $1.058 billion of accumulated undistributed foreign earnings that are expected to be indefinitely reinvested. Due to the enactment of the U.S. Tax Act and the one-time transition tax on accumulated foreign subsidiary earnings, these accumulated foreign earnings are no longer expected to be subject to U.S. federal income tax if repatriated but could be subject to state and foreign income and withholding taxes. During 2024, the Company determined that it should no longer consider undistributed foreign earnings that are not expected to be subject to any taxes to be indefinitely reinvested.
Effective Tax Rate Reconciliation
The reconciliation of the provision for income taxes at the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Provision for income taxes at federal statutory rate	$122,727	$112,690	$106,514
Increase/(decrease) in taxes resulting from:
GILTI and BEAT U.S. taxes	475	391	355
Excess tax benefits relating to stock-based compensation	(22,448)	(19,829)	(35,119)
Foreign tax expense and tax rate differential	17,290	5,208	4,902
Effect of permanent differences	(2,488)	4,210	7,812
State taxes, net of federal benefit	12,279	12,347	9,323
Stock-based compensation expense	4,357	5,869	3,869
Impact of election to change entity classification	(873)	(2,109)	(8,264)
Tax credits	(1,720)	(1,824)	(2,876)
Other	280	2,549	1,326
Provision for income taxes	$129,879	$119,502	$87,842

The Company’s worldwide effective tax rate for the years ended December 31, 2024, 2023 and 2022 was 22.2%, 22.3% and 17.3%, respectively.
The provision for income taxes in the year ended December 31, 2024 was unfavorably impacted by a charge of $4.1 million resulting from the accounting treatment of government incentives recognized related to conducting R&D activities in Poland and a charge of $3.6 million due to the non-deductibility of certain acquisition costs for tax purposes. In addition, the Company recorded excess tax benefits upon vesting or exercise of stock-based awards of $22.4 million, $19.8 million and $35.1 million during the years ended December 31, 2024, 2023 and 2022, respectively.
The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two had no impact on our 2024 effective tax rate, and we do not currently expect Pillar Two to significantly impact our effective tax rate going forward.
In Belarus, member technology companies of High-Technologies Park, including the Company’s local subsidiary, have a full exemption from Belarus income tax on qualifying income through January 2049. However, beginning February 1, 2018, the earnings of the Company’s local subsidiary in Belarus became subject to U.S. income taxation due to the Company’s decision to change the tax status of the subsidiary. There was no aggregate dollar benefit derived or impact on diluted net income per share from this tax holiday for the years ended December 31, 2024, 2023 and 2022.

Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31, 2024	As of December 31, 2023
Deferred tax assets:
Property and equipment	$10,622	$13,359
Accrued expenses	99,459	77,757
Accrued sales discounts	10,262	11,148
Stock-based compensation	39,492	36,488
Operating lease liabilities	39,240	40,549
R&D capitalization	121,546	77,601
Deferred consideration	11,278	13,762
Foreign currency exchange	18,290	2,688
Net operating loss carryforward	22,717	12,037
Other	18,806	15,112
Deferred tax assets	$391,712	$300,501
Less: valuation allowance	(10,183)	(7,622)
Total deferred tax assets	$381,529	$292,879

Deferred tax liabilities:
Property and equipment	$11,941	$13,590
Intangible assets	126,443	27,914
Operating lease right-of-use assets	39,132	39,551
R&D credit carryforward	4,061	—
U.S. taxation of foreign subsidiaries	17,158	13,955
Other	5,357	8,711
Total deferred tax liabilities	$204,092	$103,721
Net deferred tax assets	$177,437	$189,158
As of December 31, 2024 and 2023, the Company classified $92.4 million and $8.7 million, respectively, of deferred tax liabilities as Other noncurrent liabilities in the consolidated balance sheets.
Included in the stock-based compensation expense deferred tax asset at December 31, 2024 and 2023 is $3.1 million and $3.9 million, respectively, that is related to acquisitions and is amortized for tax purposes over a 10 to 15-year period.
As of December 31, 2024, the Company’s domestic and foreign net operating loss (“NOL”) carryforwards for income tax purposes were approximately $3.7 million and $91.3 million, respectively. If not utilized, a portion of the domestic NOL carryforwards will begin to expire in 2025. The foreign NOL carryforwards may be carried forward indefinitely, with the exception of $14.4 million that will begin to expire on various dates between 2025-2031 if not used. The Company maintains a valuation allowance primarily related to the net operating loss carryforwards in certain foreign jurisdictions that the Company believes are not likely to be realized, which totaled $48.3 million as of December 31, 2024.
Unrecognized Tax Benefits
As of December 31, 2024 and 2023, the total amount of gross unrecognized tax benefits was $11.5 million in each period. These amounts represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods and are included in Income taxes payable, noncurrent within the consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. As of December 31, 2024 and 2023, the Company accrued $2.1 million and $1.5 million respectively, of interest and penalties resulting from such unrecognized tax benefits.
A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits changes for the years ended December 31, 2024, 2023 and 2022 are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Beginning Balance	$11,471	$7,865	$8,155
Increases in tax positions from current year	1,407	3,307	4,739
Increases in tax positions from acquisitions	—	—	393
Increases in tax positions from prior years	1,043	716	2,447
Decreases in tax positions from prior years	(2,251)	(47)	(6,945)
Decreases due to lapse of statute of limitations	(86)	(438)	(1,121)
Currency	(97)	68	197
Ending Balance	$11,487	$11,471	$7,865
There was one tax position from a prior year of $2.4 million, including interest and penalties, for which it was reasonably possible that unrecognized tax benefits will significantly decrease within twelve months of the reporting date due to a lapse of statute of limitations.
The Company is subject to taxation in the United States and various states and foreign jurisdictions including Canada, Colombia, Germany, India, Mexico, Netherlands, Poland, Switzerland, Ukraine, and the United Kingdom. With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2020.
17.EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	For the Years Ended December 31,
	2024	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$454,533	$417,083	$419,416
Numerator for basic and diluted earnings per share	$454,533	$417,083	$419,416

Denominator:
Weighted average common shares for basic earnings per share	57,288	57,829	57,291
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	695	1,256	1,878
Weighted average common shares for diluted earnings per share	57,983	59,085	59,169

Net Income per share:
Basic	$7.93	$7.21	$7.32
Diluted	$7.84	$7.06	$7.09
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 896 thousand, 415 thousand and 264 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
18.COMMITMENTS AND CONTINGENCIES
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
Litigation — From time to time, the Company is involved in litigation, claims or other contingencies arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, if decided adversely, is not expected to have a material effect on the Company’s business, financial condition, results of operations or cash flows.
Ukraine Humanitarian Commitment — On March 4, 2022, EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. As of December 31, 2024, the Company has $24.6 million remaining to be expensed related to this humanitarian commitment. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitments to humanitarian aid for Ukraine.
Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the years ended December 31, 2023 and 2024. As of December 31, 2024, the undiscounted deferred consideration amounts owed totaled approximately $35.0 million and are expected to be paid as follows: $17.0 million in 2025 and $18.0 million in 2026. See Note 7 “Property and Equipment, Net” for more information regarding the purchase of software licenses.

Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of December 31, 2024, $62.2 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.
19.SEGMENT INFORMATION
The Company determines its business segments and reports segment information in accordance with how the Company’s chief operating decision maker (“CODM”) organizes the segments to evaluate performance, allocate resources and make business decisions. The Company’s CODM is the chief executive officer. The Company manages its business primarily based on the managerial responsibility for its client base and market. As managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of the Company’s reportable segments. In some cases, managerial responsibility for a particular client is assigned to a management team in another region and is usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In such cases, the client’s activity would be reported through the management team’s reportable segment.
Segment results are based on the segment’s revenues and operating profit, where segment operating profit is defined as segment income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as an allocation of certain shared services expenses. Intersegment transactions are excluded from the segment’s revenues and operating profit on the basis that they are neither included in the measure of a segment’s profit and loss results, nor considered by the CODM during the review of segment results. Certain corporate expenses are not allocated to specific segments as these expenses are not controllable at the segment level. Such expenses include certain types of professional fees, certain taxes included in operating expenses, compensation to non-employee directors and certain other general and administrative expenses, including compensation of specific groups of non-production employees. In addition, the Company does not allocate amortization of intangible assets acquired through business combinations, goodwill and other asset impairment charges, stock-based compensation expenses, acquisition-related costs and certain other one-time charges and benefits. These unallocated amounts are combined with total segment operating profit to arrive at consolidated income from operations as reported below in the reconciliation of segment operating profit to consolidated income before provision for income taxes. Additionally, management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably among the segments.
The Company’s CODM considers the operating results of each segment on a quarterly basis and uses segment operating profit predominantly to assess the performance of each segment by comparing the results of each segment with one another and to historical performance. When combined with certain other financial information, this enables the CODM to make decisions about the reporting structure, allocation of operating and capital resources, and compensation of certain employees.
On July 26, 2023, the Company completed the sale of its remaining holdings in Russia to a third party. As a result of this sale, the Company no longer has operations associated with this segment. See Note 2 “Impact of the Invasion of Ukraine” for more information.
During the year ended December 31, 2024, the Company revised its CODM report to enhance the presentation of segment expenses by category and to revise the allocation methodology for certain types of shared expenses. The following prior period amounts presented have been revised to align with the current year methodology. No changes were made to historically reported segment revenues.

Segment revenues from external clients and segment operating profit, as well as a reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	For the Year Ended December 31, 2024
	North America	Europe	Total
Segment revenues	$2,866,339	$1,861,601	$4,727,940
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,915,851	1,290,317	3,206,168
Selling, general and administrative expenses	369,055	267,032	636,087
Depreciation and amortization expense	40,009	20,076	60,085
Segment operating profit	$541,424	$284,176	$825,600
Unallocated costs:
Stock-based compensation expense			(167,297)
Amortization of purchased intangibles			(29,475)
Other acquisition-related expenses			(15,472)
Other unallocated costs			(68,772)
Income from operations			544,584
Interest and other income, net			46,876
Foreign exchange loss			(7,048)
Income before provision for income taxes			$584,412

	For the Year Ended December 31, 2023
	North America	Europe	Russia	Total
Segment revenues	$2,765,022	$1,909,443	$16,075	$4,690,540
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,848,758	1,348,190	18,483	3,215,431
Selling, general and administrative expenses	361,589	285,722	2,531	649,842
Depreciation and amortization expense	43,645	25,307	131	69,083
Segment operating profit/(loss)	$511,030	$250,224	$(5,070)	$756,184
Unallocated costs:
Stock-based compensation expense				(147,730)
Amortization of purchased intangibles				(22,717)
Other acquisition-related expenses				(2,768)
Loss on sale of business				(25,922)
Other unallocated costs				(55,808)
Income from operations				501,239
Interest and other income, net				51,124
Foreign exchange loss				(15,778)
Income before provision for income taxes				$536,585

	For the Year Ended December 31, 2022
	North America	Europe	Russia	Total
Segment revenues	$2,898,554	$1,853,056	$73,088	$4,824,698
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,875,861	1,283,398	69,475	3,228,734
Selling, general and administrative expenses	404,276	323,151	16,083	743,510
Depreciation and amortization expense	41,516	27,465	1,068	70,049
Segment operating profit/(loss)	576,901	219,042	(13,538)	782,405
Unallocated costs:
Stock-based compensation expense				(99,909)
Amortization of purchased intangibles				(22,223)
Other acquisition-related expenses				(1,593)
Other unallocated costs				(85,714)
Income from operations				572,966
Interest and other income, net				10,025
Foreign exchange loss				(75,733)
Income before provision for income taxes				$507,258
For each reportable segment, selling, general and administrative expenses include the costs of salaries, bonuses, fringe benefits, bad debt, travel, employee relocations, legal and accounting services, insurance, facilities and overhead including operating leases, advertising and other promotional activities.
There were no clients individually exceeding 10% of our total segment revenues for the years ended December 31, 2024, 2023 and 2022. See Note 13 “Revenues” for additional disclosures of the Company’s disaggregated revenues reconciled with the revenues from the Company’s reportable segments.
Geographic Area Information
Long-lived assets include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Ukraine	$58,865	$62,653	$70,183
Belarus	45,900	49,875	57,311
United States	39,403	42,510	68,804
India	15,367	12,735	8,506
Poland	10,605	15,057	14,685
Hungary	4,157	6,683	8,552
Other	33,370	45,540	45,307
Total	$207,667	$235,053	$273,348

The table below presents the Company’s revenues by client location for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
United States	$2,680,063	$2,633,730	$2,761,050
United Kingdom	523,369	585,172	619,305
Switzerland	407,849	367,121	323,424
Germany	206,129	178,492	161,758
Netherlands	188,576	236,292	215,444
Canada	88,352	97,983	114,910
Russia	—	13,290	64,745
Other locations	633,602	578,460	564,062
Revenues	$4,727,940	$4,690,540	$4,824,698
See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the Company’s decisions to no longer serve customers in Russia, impairment of long-lived assets in Russia and the sale of its holdings in Russia.
20.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	For the Years Ended December 31,
	2024	2023	2022
Foreign currency translation
Beginning balance	$(43,601)	$(101,780)	$(52,747)
Foreign currency translation	(71,584)	45,035	(45,295)
Net loss reclassified into Loss on sale of business	—	23,931	—
Income tax benefit/(expense)	11,210	(10,787)	(3,738)
Foreign currency translation, net of tax	(60,374)	58,179	(49,033)
Ending balance	$(103,975)	$(43,601)	$(101,780)
Cash flow hedging instruments
Beginning balance	$7,819	$8,306	$(3,417)
Unrealized (loss)/gain in fair value	(18,570)	25,352	(49,233)
Net (gain)/loss reclassified into Cost of revenues (exclusive of depreciation and amortization)	(6,333)	(25,695)	20,331
Net loss/(gain) reclassified into Foreign exchange loss	87	(234)	44,067
Income tax benefit/(expense)	5,732	90	(3,442)
Cash flow hedging instruments, net of tax	(19,084)	(487)	11,723
Ending balance(1)	$(11,265)	$7,819	$8,306
Defined benefit plans
Beginning balance	$(3,258)	$(1,847)	$1,957
Actuarial gains/(losses)	1,847	(1,856)	(4,892)
Income tax (expense)/benefit	(213)	445	1,088
Defined benefit plans, net of tax	1,634	(1,411)	(3,804)
Ending balance	$(1,624)	$(3,258)	$(1,847)
Accumulated other comprehensive loss	$(116,864)	$(39,040)	$(95,321)
(1) As of December 31, 2024, the ending balance of net unrealized loss related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

	Balance at Beginning of Year	Additions	Deductions/ Write offs	Balance at End of Year
Year Ended December 31, 2024
Allowance for doubtful accounts for trade receivables and contract assets	$11,864	2,084	(8,336)	$5,612
Valuation allowance on deferred tax assets	$7,622	4,190	(1,629)	$10,183
Year Ended December 31, 2023
Allowance for doubtful accounts for trade receivables and contract assets	$15,310	3,948	(7,394)	$11,864
Valuation allowance on deferred tax assets	$6,728	2,210	(1,316)	$7,622
Year Ended December 31, 2022
Allowance for doubtful accounts for trade receivables and contract assets	$5,521	14,419	(4,630)	$15,310
Valuation allowance on deferred tax assets	$4,537	2,191	—	$6,728