Form 10-Q
period 2025-03-31
EPAM Systems, Inc.
filed 2025-05-08
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2025
Common Stock, par value $0.001 per share	56,652,701 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of March 31, 2025	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,173,639	$1,286,267
Trade receivables and contract assets, net of allowance of $4,928 and $5,612, respectively	1,090,080	1,002,175
Prepaid and other current assets	151,972	137,806
Total current assets	2,415,691	2,426,248
Property and equipment, net	203,244	207,667
Operating lease right-of-use assets, net	124,430	128,244
Intangible assets, net	426,693	436,418
Goodwill	1,187,027	1,181,575
Deferred tax assets	255,084	269,799
Other noncurrent assets	111,443	100,522
Total assets	$4,723,612	$4,750,473

Liabilities
Current liabilities
Accounts payable	$44,455	$44,702
Accrued compensation and benefits expenses	495,562	484,952
Accrued expenses and other current liabilities	174,370	201,356
Income taxes payable, current	35,269	50,395
Operating lease liabilities, current	39,468	39,634
Total current liabilities	789,124	821,039
Long-term debt	25,059	25,194
Deferred tax liabilities, noncurrent	94,210	92,362
Operating lease liabilities, noncurrent	93,615	98,426
Other noncurrent liabilities	78,388	82,301
Total liabilities	1,080,396	1,119,322
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 56,626 shares issued and outstanding at March 31, 2025, and 56,869 shares issued and outstanding at December 31, 2024	57	57
Additional paid-in capital	1,235,475	1,190,222
Retained earnings	2,468,955	2,555,796
Accumulated other comprehensive loss	(61,853)	(116,864)
Total EPAM Systems, Inc. stockholders’ equity	3,642,634	3,629,211
Noncontrolling interest in consolidated subsidiaries	582	1,940
Total equity	3,643,216	3,631,151
Total liabilities and equity	$4,723,612	$4,750,473
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$1,301,692	$1,165,465
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	952,008	834,334
Selling, general and administrative expenses	218,917	198,453
Depreciation and amortization expense	31,437	22,146
Income from operations	99,330	110,532
Interest and other income, net	5,814	15,042
Foreign exchange loss	(10,727)	(1,919)
Income before provision for income taxes	94,417	123,655
Provision for income taxes	20,935	7,412
Net income	$73,482	$116,243

Net income per share:
Basic	$1.29	$2.01
Diluted	$1.28	$1.97
Shares used in calculation of net income per share:
Basic	56,780	57,837
Diluted	57,262	58,931

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$73,482	$116,243
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	40,870	(18,712)
Unrealized gain/(loss) on hedging instruments	13,956	(3,782)
Defined benefit plans	185	182
Other comprehensive income/(loss)	55,011	(22,312)
Comprehensive income	$128,493	$93,931

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2025	56,869	$57	$1,190,222	$2,555,796	—	$—	$(116,864)	$1,940	$3,631,151
Restricted stock units vested	315	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(117)	—	(21,455)	—	—	—	—	—	(21,455)
Stock issued in connection with Other 2021 acquisitions	2	—	375	—	—	—	—	—	375
Stock-based compensation expense	—	—	46,885	—	—	—	—	—	46,885
Exercise of stock options	353	—	19,448	—	—	—	—	—	19,448
Repurchase of common stock, including excise tax	(796)	—	—	(160,323)	—	—	—	—	(160,323)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(1,358)	(1,358)
Other comprehensive income	—	—	—	—	—	—	55,011	—	55,011
Net income	—	—	—	73,482	—	—	—	—	73,482
Balance, March 31, 2025	56,626	$57	$1,235,475	$2,468,955	—	$—	$(61,853)	$582	$3,643,216

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2024	57,787	$58	$1,008,766	$2,501,107	—	$—	$(39,040)	$579	$3,471,470
Restricted stock units vested	261	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(88)	—	(26,012)	—	—	—	—	—	(26,012)
Stock-based compensation expense	—	—	41,642	—	—	—	—	—	41,642
Exercise of stock options	369	—	15,251	—	—	—	—	—	15,251
Repurchase of common stock	(396)	—	—	(120,593)	—	—	—	—	(120,593)
Other comprehensive loss	—	—	—	—	—	—	(22,312)	(4)	(22,316)
Net income	—	—	—	116,243	—	—	—	—	116,243
Balance, March 31, 2024	57,933	$58	$1,039,647	$2,496,757	—	$—	$(61,352)	$575	$3,475,685

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$73,482	$116,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,437	22,146
Operating lease right-of-use assets amortization expense	9,929	9,434
Bad debt recovery	(218)	(1,438)
Deferred taxes	2,386	1,866
Stock-based compensation expense	48,456	44,791
Other	3,729	10,529
Changes in assets and liabilities:
Trade receivables and contract assets	(76,680)	(36,161)
Prepaid and other assets	(9,163)	(4,215)
Accounts payable	502	(5,483)
Accrued expenses and other liabilities	(27,248)	(1,749)
Operating lease liabilities	(10,975)	(9,943)
Income taxes payable	(21,475)	(16,100)
Net cash provided by operating activities	24,162	129,920
Cash flows from investing activities:
Purchases of property and equipment	(9,329)	(6,749)
Purchases of short-term investments	(1,991)	(1,217)
Proceeds from short-term investments	—	310
Acquisition of business, net of cash acquired (Note 3)	3,325	(44,139)
Purchases of non-marketable securities	(360)	(200)
Proceeds from non-marketable securities	2,913	—
Other investing activities, net	134	1,005
Net cash used in investing activities	(5,308)	(50,990)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	19,480	14,611
Payments of withholding taxes related to net share settlements of restricted stock units	(1,293)	(2,790)
Repayment of debt	(684)	(589)
Repurchase of common stock	(159,998)	(120,593)
Payment of contingent consideration for previously acquired business	(4,746)	(2,375)
Purchase of subsidiary shares from noncontrolling interest	(1,358)	—
Other financing activities, net	(915)	(345)
Net cash used in financing activities	(149,514)	(112,081)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18,770	(19,560)
Net decrease in cash, cash equivalents and restricted cash	(111,890)	(52,711)
Cash, cash equivalents and restricted cash, beginning of period	1,290,392	2,043,108
Cash, cash equivalents and restricted cash, end of period	$1,178,502	$1,990,397

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of March 31, 2025	As of December 31, 2024
Balance sheet classification
Cash and cash equivalents	$1,173,639	$1,286,267
Restricted cash in Prepaid and other current assets	1,145	837
Restricted cash in Other noncurrent assets	3,718	3,288
Total restricted cash	4,863	4,125
Total cash, cash equivalents and restricted cash	$1,178,502	$1,290,392

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data and as otherwise disclosed)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a global provider of digital engineering, cloud and AI-enabled transformation services, as well as a leading business and experience consulting partner for global enterprises and ambitious startups. EPAM leverages AI and GenAI to deliver transformative solutions that accelerate its clients' digital innovation and enhance their competitive edge. In a business landscape that is constantly challenged by the pressures of digitization, EPAM focuses on building long-term partnerships with clients in various industries through innovative and scalable software solutions, integrated strategy, experience and technology consulting, and a continually evolving mix of advanced capabilities. The Company is incorporated in Delaware with headquarters in Newtown, Pennsylvania.
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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2025 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of March 31, 2025, the Company had $47.8 million of cash and cash equivalents in banks in Ukraine and $24.6 million of cash and cash equivalents in banks in Belarus. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
Trade receivables are generally dispersed across many clients operating in different industries and geographies; therefore, concentration of credit risk is limited. Historically, credit losses and write-offs of trade receivables have not been material to the consolidated financial statements. If the Company’s clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, the Company’s credit losses and write-offs of trade receivables could increase, which would negatively impact its results of operations.

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally in euros, British pounds, Swiss francs, Mexican pesos and Canadian dollars and incurs expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Mexican pesos, Swiss francs, Hungarian forints, Colombian pesos and Canadian dollars. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. See Note 6 “Derivative Financial Instruments” for further information on the Company’s hedging program.
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
During the three months ended March 31, 2025, there have been no material updates regarding pending accounting standards as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. As of March 31, 2025, the Company had $58.5 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.3 million, laptops with a net book value of $3.4 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $2.5 million, and leasehold improvements located throughout Ukraine with a net book value of $0.3 million. Additionally, as of March 31, 2025, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $3.6 million. Through the issuance date of these interim financial statements, the Company is not aware of any damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground. The Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the three months ended March 31, 2025 and 2024, the Company expensed $4.4 million and $3.3 million, respectively, related to this commitment. Of the expensed amounts for the three months ended March 31, 2025 and 2024, $0.6 million and $0.7 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $3.8 million and $2.6 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. As of March 31, 2025, the Company has $20.3 million remaining to be expensed under this humanitarian commitment.

3.ACQUISITIONS
First Derivative — On December 2, 2024, the Company acquired First Derivative Ltd (together with its subsidiaries, “First Derivative”) for a purchase price of $300.7 million. First Derivative is a Northern Ireland-headquartered managed services and consulting business for the capital markets industry with major delivery capability in the U.K., Ireland, North America and APAC.
NEORIS — On November 1, 2024, the Company acquired 99.7% of the outstanding shares of Neoris N.V. (together with its subsidiaries, “NEORIS”) for a purchase price of $626.3 million. NEORIS is a global advanced technology consultancy with approximately 4,800 professionals across major talent hubs in Latin America, Spain and the U.S. NEORIS specializes in delivering complex digital engagement and transformation projects for clients in the Americas and Europe. On January 2, 2025, the Company completed the acquisition of the remaining 0.3% of Neoris N.V.’s outstanding shares for a purchase price of $1.4 million in cash.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each respective acquisition and updated for any changes as of March 31, 2025:

	First Derivative	NEORIS
Cash and cash equivalents	$9,160	$63,470
Trade receivables and contract assets	46,160	79,550
Prepaid and other current assets	10,427	8,390
Goodwill	171,947	401,079
Intangible assets	124,809	259,000
Property and equipment and other noncurrent assets	3,660	22,240
Total assets acquired	$366,163	$833,729
Accounts payable, accrued expenses and other current liabilities	$31,889	$130,087
Other noncurrent liabilities	32,951	79,861
Total liabilities assumed	$64,840	$209,948
Noncontrolling interest in consolidated subsidiaries	—	1,358
Net assets acquired	$301,323	$622,423
During the three months ended March 31, 2025, the Company recorded an increase to purchase price of $0.6 million for First Derivative related to the completion of purchase price adjustments for cash, indebtedness, and net working capital and also adjusted certain working capital accounts resulting in a combined increase in the value of acquired goodwill of $1.5 million. For the acquisition of First Derivative, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. The effect of adjustments recorded during the three months ended March 31, 2025 that would have been recognized in a prior period if the adjustments to the preliminary amounts had been recognized as of the acquisition date of First Derivative was not material.
During the three months ended March 31, 2025, the Company recorded a reduction to purchase price of $3.9 million for NEORIS related to the completion of purchase price adjustments for cash, indebtedness, and net working capital and also adjusted the fair value of assumed contingent consideration and certain working capital accounts resulting in a combined decrease in the value of acquired goodwill of $5.7 million. For the acquisition of NEORIS, the estimated fair values of the assets acquired, liabilities assumed and noncontrolling interest are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. The effect of adjustments recorded during the three months ended March 31, 2025 that would have been recognized in a prior period if the adjustments to the preliminary amounts had been recognized as of the acquisition date of NEORIS was not material.

As of March 31, 2025, the following table presents the estimated fair values and useful lives of intangible assets acquired from First Derivative and NEORIS:

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
Other 2024 Acquisitions - During the year ended December 31, 2024, in addition to NEORIS and First Derivative, the Company completed three other acquisitions with a total purchase price of $74.2 million including contingent consideration with acquisition-date fair value of $9.8 million. These acquisitions expanded EPAM’s geographical reach across Latin America and Europe, enhanced its capabilities in Life Sciences analytics, as well as added $20.3 million of intangible assets, consisting mainly of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material.
4.GOODWILL
Goodwill by reportable segment was as follows:

	Americas	Europe	Total
Balance as of January 1, 2025	$652,066	$529,509	$1,181,575
NEORIS purchase accounting adjustments	(4,655)	(1,022)	(5,677)
First Derivative purchase accounting adjustments	316	1,189	1,505
Other 2024 Acquisitions purchase accounting adjustments	368	392	760
Effect of net foreign currency exchange rate changes	298	8,566	8,864
Balance as of March 31, 2025	$648,393	$538,634	$1,187,027
There were no accumulated impairment losses in the Americas or Europe reportable segments as of March 31, 2025 or December 31, 2024.
5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following table presents the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025:

	As of March 31, 2025
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$6,325	$—	$6,325	$—
Total assets measured at fair value on a recurring basis	$6,325	$—	$6,325	$—

Foreign exchange derivative liabilities	$2,826	$—	$2,826	$—
Contingent consideration liabilities	22,073	—	—	22,073
Total liabilities measured at fair value on a recurring basis	$24,899	$—	$2,826	$22,073

The following table presents the fair values of the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2024. The Company had no material financial assets measured at fair value on a recurring basis as of December 31, 2024:

	As of December 31, 2024
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative liabilities	$14,650	$—	$14,650	$—
Contingent consideration liabilities	32,978	—	—	32,978
Total liabilities measured at fair value on a recurring basis	$47,628	$—	$14,650	$32,978
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 6 “Derivative Financial Instruments” for additional information regarding derivative financial instruments.
The fair value of the contingent consideration liabilities was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted average estimated future payments were then discounted to present value using a rate based on the weighted average cost of capital of guideline companies. The discount rate used to determine the fair value of assumed contingent consideration for the NEORIS acquisition was 18%. The discount rates used to determine the fair value of contingent consideration for the Other 2024 Acquisitions ranged from a minimum of 12% to a maximum of 20%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statement of income.
A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the three months ended March 31, 2025 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2025	$32,978
NEORIS purchase accounting adjustment	(1,529)
Changes in fair value of contingent consideration included in Interest and other income, net	(1,737)
Payment of contingent consideration for previously acquired businesses	(7,771)
Effect of foreign currency exchange rate changes, net	132
Contingent consideration liabilities as of March 31, 2025	$22,073

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$5,245	$5,245	$5,245	$—	$—
Time deposits	20,026	20,026	—	20,026	—
Total cash equivalents	$25,271	$25,271	$5,245	$20,026	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$33,538	$33,538	$—	$33,538	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$5,200	$5,200	$5,200	$—	$—
Time deposits	16,907	16,907	—	16,907	—
Total cash equivalents	$22,107	$22,107	$5,200	$16,907	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$33,187	$33,187	$—	$33,187	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $36.1 million and $38.5 million as of March 31, 2025 and December 31, 2024, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.
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
As of March 31, 2025, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were as follows:

		As of March 31, 2025		As of December 31, 2024
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$6,325		$—
	Accrued expenses and other current liabilities		$2,826		$14,650

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 6.8 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were not material for the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025 and 2024, the components of lease cost were as follows:

		Three Months Ended March 31,
	Income Statement Classification	2025	2024
Operating lease cost	Selling, general and administrative expenses	$11,326	$10,853
Variable lease cost	Selling, general and administrative expenses	3,237	2,629
Short-term lease cost	Selling, general and administrative expenses	1,038	959
Total lease cost		$15,601	$14,441
Supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$11,765	$11,703
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,546	$7,653
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$152	$5,299
Operating lease liabilities	$135	$5,190
Weighted average remaining lease term and discount rate as of March 31, 2025 and 2024 were as follows:

	As of March 31, 2025	As of March 31, 2024
Weighted average remaining lease term, in years:
Operating leases	4.2	4.9
Weighted average discount rate:
Operating leases	4.4%	4.3%

As of March 31, 2025, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2025 (excluding three months ended March 31, 2025)	$34,374
2026	37,442
2027	27,734
2028	21,481
2029	12,087
Thereafter	11,288
Total lease payments	144,406
Less: imputed interest	(11,323)
Total	$133,083
The Company had committed to payments of $5.7 million related to operating lease agreements that had not yet commenced as of March 31, 2025. These operating leases will commence on various dates during 2025 with lease terms ranging from 1.0 to 5.0 years. The Company did not have any material finance lease agreements that had not yet commenced.
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
Borrowings under the 2021 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $150.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2021 Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. As of March 31, 2025, the Company’s outstanding borrowings are subject to a SOFR-based interest rate, which resets regularly at issuance, based on lending terms.
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of March 31, 2025, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of March 31, 2025	As of December 31, 2024
Outstanding debt	$25,000	$25,000
Interest rate	5.3%	5.4%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

9.COST OPTIMIZATION PROGRAMS
During the quarter ended June 30, 2024, the Company initiated the 2024 Cost Optimization Program to streamline operations and optimize corporate functions. This program is expected to include workforce reductions and contract terminations. The Company expects to complete all restructuring actions commenced under the 2024 Cost Optimization Program by the end of the second quarter of 2025 and to incur additional charges of approximately $1.5 million. The actual amount and timing of severance and other costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.
During the quarter ended September 30, 2023, the Company initiated the 2023 Cost Optimization Program to streamline operations and optimize corporate functions. This program included workforce reductions and closure of underutilized facilities. As of June 30, 2024, the Company has completed all restructuring actions commenced under the 2023 Cost Optimization Program.
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
Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2024	Charges	Payments Made	Balance at March 31, 2025
2024 Cost Optimization Program
Employee separation costs	$1,763	$5,311	$(5,060)	$2,014
Total	$1,763	$5,311	$(5,060)	$2,014

	Balance at December 31, 2023	Charges	Payments Made	Balance at March 31, 2024
2023 Cost Optimization Program
Employee separation costs	$6,966	$7,017	$(11,326)	$2,657
Total	$6,966	$7,017	$(11,326)	$2,657
Subsequent to March 31, 2025, the Company initiated a 2025 Cost Optimization Program to improve utilization and profitability. This program is expected to include workforce reductions. The Company is still assessing the impact of the program and expects to incur severance expense of at least $6.0 million through the remainder of 2025.

10.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by client location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$742,052	$38,233	$780,285
EMEA	34,916	462,199	497,115
APAC	200	24,092	24,292
Revenues	$777,168	$524,524	$1,301,692

	Three Months Ended March 31, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$668,182	$24,738	$692,920
EMEA	35,824	413,423	449,247
APAC	723	22,575	23,298
Revenues	$704,729	$460,736	$1,165,465
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$149,350	$164,615	$313,965
Consumer Goods, Retail & Travel	114,675	140,837	255,512
Software & Hi-Tech	135,662	54,411	190,073
Business Information & Media	113,220	53,327	166,547
Life Sciences & Healthcare	125,979	28,975	154,954
Emerging Verticals	138,282	82,359	220,641
Revenues	$777,168	$524,524	$1,301,692

	Three Months Ended March 31, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$124,292	$118,444	$242,736
Consumer Goods, Retail & Travel	117,691	141,439	259,130
Software & Hi-Tech	133,194	40,238	173,432
Business Information & Media	106,692	63,626	170,318
Life Sciences & Healthcare	121,717	18,492	140,209
Emerging Verticals	101,143	78,497	179,640
Revenues	$704,729	$460,736	$1,165,465
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$641,173	$400,539	$1,041,712
Fixed-price	129,378	122,784	252,162
Licensing and other revenues	6,617	1,201	7,818
Revenues	$777,168	$524,524	$1,301,692

	Three Months Ended March 31, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$605,696	$375,830	$981,526
Fixed-price	92,035	84,289	176,324
Licensing and other revenues	6,998	617	7,615
Revenues	$704,729	$460,736	$1,165,465

Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$771,514	$524,227	$1,295,741
Transferred at a point of time	5,654	297	5,951
Revenues	$777,168	$524,524	$1,301,692

	Three Months Ended March 31, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$700,384	$460,655	$1,161,039
Transferred at a point of time	4,345	81	4,426
Revenues	$704,729	$460,736	$1,165,465
During the three months ended March 31, 2025, the Company recognized $12.6 million of revenues from performance obligations satisfied in previous periods compared to $13.1 million during the three months ended March 31, 2024.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of March 31, 2025. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$35,433	$1,524	$—	$—	$36,957
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of March 31, 2025	As of December 31, 2024
Contract assets included in Trade receivables and contract assets, net	$61,307	$52,897
Contract liabilities included in Accrued expenses and other current liabilities	$60,420	$59,321
Contract liabilities included in Other noncurrent liabilities	$800	$741
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased from December 31, 2024 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s clients for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased from December 31, 2024 primarily due to higher levels of advance collections.
During the three months ended March 31, 2025, the Company recognized $26.3 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2024. During the three months ended March 31, 2024, the Company recognized $12.1 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2023.
11.POLAND RESEARCH AND DEVELOPMENT INCENTIVES
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
During the three months ended March 31, 2025, the Company recognized a benefit of $12.1 million related to R&D activities completed in Poland which were recorded as a reduction to Cost of revenues in the condensed consolidated statement of income. As of March 31, 2025, $23.3 million of benefits were included in Prepaid and other current assets and $48.5 million of benefits were included in Other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive. As of December 31, 2024, $23.1 million of benefits were included in Prepaid and other current assets and $34.3 million of benefits were included in Other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive.
12.STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Cost of revenues (exclusive of depreciation and amortization)	$23,923	$22,357
Selling, general and administrative expenses	24,533	22,434
Total	$48,456	$44,791

Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2025	1,206	$165.78
Options exercised	(373)	$61.79
Options forfeited	(12)	$303.29
Options expired	(6)	$419.95
Options outstanding at March 31, 2025	815	$209.68	$20,321	5.0

Options vested and exercisable as of March 31, 2025	677	$192.37	$20,321	4.4
Options expected to vest as of March 31, 2025	132	$294.55	$—	8.2
As of March 31, 2025, $12.3 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.1 years.
Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2025:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2025	1,212	$288.12	89	$298.84
Awards granted	785	$182.64	52	$182.72
Awards modified	(2)	$301.43	2	$185.12
Awards vested	(312)	$300.78	(34)	$302.89
Awards forfeited/cancelled	(16)	$292.05	(1)	$294.36
Unvested service-based awards outstanding at March 31, 2025	1,667	$236.03	108	$240.50
As of March 31, 2025, $317.7 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.
As of March 31, 2025, $15.7 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.0 years.
The liability associated with the service-based liability-classified RSUs as of March 31, 2025 and December 31, 2024, was $0.9 million and $4.8 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s performance-based awards for the three months ended March 31, 2025:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2025	62	$310.37
Awards granted	76	$219.15
Awards vested	(3)	$442.30
Awards forfeited/cancelled	(1)	$336.55
Unvested performance-based awards outstanding at March 31, 2025	134	$256.17
In addition, as of March 31, 2025, the Company has issued 119 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined and these awards are not reflected in the table above.
As of March 31, 2025, $20.6 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.0 years.
During the three months ended March 31, 2025 and March 31, 2024, the Company granted to its named executive officers and certain other members of senior management performance-based equity-classified RSU awards that vest after 3 years, contingent on meeting certain financial performance targets, market conditions and continued service. The financial performance targets will be set by the Compensation Committee of the Board of Directors at the beginning of each year. For the portion of the awards subject to market conditions, fair value was determined using a Monte Carlo valuation model. The portion of the awards associated with financial performance in future years for which the financial performance targets have not yet been determined are not considered granted for accounting purposes. There were 75 thousand such awards as of March 31, 2025.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the three months ended March 31, 2025 and 2024, no purchases of common stock have been made under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $2.5 million and $2.7 million, respectively, of stock-based compensation expense related to the ESPP. As of March 31, 2025, total unrecognized stock-based compensation cost related to the ESPP was $0.9 million, which is expected to be recognized over a period of 0.1 years.
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

During the three months ended March 31, 2025, the Company repurchased 796 thousand shares of its common stock for $160.0 million in cash. During the three months ended March 31, 2024, the Company repurchased 396 thousand shares of its common stock for $120.6 million in cash. All of the repurchased shares have been retired. As of March 31, 2025, a remaining balance of $277.0 million was available for purchases of the Company’s common stock under the 2024 Repurchase Program.

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
The Company’s worldwide effective tax rate for the three months ended March 31, 2025 and 2024 was 22.2% and 6.0%, respectively. The Company recorded excess tax benefits upon vesting or exercise of stock-based awards of $0.5 million during the three months ended March 31, 2025, compared to $20.9 million during the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company’s effective tax rate also benefited from the recognition of one-time benefits of $2.3 million, resulting from the Company’s decision to change the tax status and to classify certain of its foreign subsidiaries as disregarded entities for U.S. income tax purposes, and $1.7 million resulting from the reversal of a reserve for an uncertain tax position.
14.EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested equity-settled RSUs and the stock to be issued under the Company’s ESPP. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$73,482	$116,243
Numerator for basic and diluted earnings per share	$73,482	$116,243

Denominator:
Weighted average common shares for basic earnings per share	56,780	57,837
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	482	1,094
Weighted average common shares for diluted earnings per share	57,262	58,931

Net income per share:
Basic	$1.29	$2.01
Diluted	$1.28	$1.97
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 989 thousand and 363 thousand during the three months ended March 31, 2025 and 2024, respectively.

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
Ukraine Humanitarian Commitment — On March 4, 2022, EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. As of March 31, 2025, the Company has $20.3 million remaining to be expensed related to this humanitarian commitment. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitment to humanitarian aid for Ukraine.
Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the years ended December 31, 2023 and 2024. As of March 31, 2025, the undiscounted deferred consideration amounts owed totaled approximately $35.0 million and are expected to be paid as follows: $17.0 million during the remainder of 2025, and $18.0 million in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of March 31, 2025, $59.4 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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
Starting in 2025, the Company renamed its North America segment to Americas. The new name reflects the evolving geographic footprint and growth of operations within the segment, particularly in Latin America. This constitutes a naming change only and no changes were made to amounts previously reported.

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
During the year ended December 31, 2024, the Company revised its CODM report to enhance the presentation of segment expenses by category and to revise the allocation methodology for certain types of shared expenses. The following prior period amounts presented have been revised to align with the current methodology. No changes were made to historically reported segment revenues.
Segment revenues from external clients and segment operating profit, as well as a reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	For the Three Months Ended March 31, 2025
	Americas	Europe	Total
Segment revenues	$777,168	$524,524	$1,301,692
Less:
Cost of revenues (exclusive of depreciation and amortization)	550,849	375,463	926,312
Selling, general and administrative expenses	101,518	73,516	175,034
Depreciation and amortization expense	9,573	4,208	13,781
Segment operating profit	$115,228	$71,337	$186,565
Unallocated costs:
Stock-based compensation expense			(48,456)
Amortization of purchased intangibles			(17,656)
Other acquisition-related expenses			(576)
Other unallocated costs			(20,547)
Income from operations			99,330
Interest and other income, net			5,814
Foreign exchange loss			(10,727)
Income before provision for income taxes			$94,417

	For the Three Months Ended March 31, 2024
	Americas	Europe	Total
Segment revenues	$704,729	$460,736	$1,165,465
Less:
Cost of revenues (exclusive of depreciation and amortization)	485,489	328,603	814,092
Selling, general and administrative expenses	88,691	66,676	155,367
Depreciation and amortization expense	10,407	5,791	16,198
Segment operating profit	$120,142	$59,666	$179,808
Unallocated costs:
Stock-based compensation expense			(44,791)
Amortization of purchased intangibles			(5,949)
Other acquisition-related expenses			(1,223)
Other unallocated costs			(17,313)
Income from operations			110,532
Interest and other income, net			15,042
Foreign exchange loss			(1,919)
Income before provision for income taxes			$123,655
For each reportable segment, selling, general and administrative expenses include the costs of salaries, bonuses, fringe benefits, bad debt, travel, employee relocations, legal and accounting services, insurance, facilities and overhead including operating leases, advertising and other promotional activities.
There were no clients that accounted for more than 10% of total segment revenues during the three months ended March 31, 2025 and 2024. See Note 10 “Revenues” for additional disclosures of the Company’s disaggregated revenues reconciled with the revenues from the Company’s reportable segments.
Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of March 31, 2025	As of December 31, 2024
Ukraine	$58,454	$58,865
Belarus	45,176	45,900
United States	35,419	39,403
India	14,613	15,367
Poland	10,881	10,605
Hungary	4,226	4,157
Other	34,475	33,370
Total	$203,244	$207,667

The table below presents information about the Company’s revenues by client location for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
United States	$688,452	$667,148
United Kingdom	144,583	135,901
Switzerland	104,850	98,444
Germany	51,692	50,462
Netherlands	46,975	51,670
Other locations	265,140	161,840
Total	$1,301,692	$1,165,465
17.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Foreign currency translation
Beginning balance	$(103,975)	$(43,601)
Foreign currency translation	49,685	(23,501)
Income tax (expense)/benefit	(8,815)	4,789
Foreign currency translation, net of tax	40,870	(18,712)
Ending balance	$(63,105)	$(62,313)
Cash flow hedging instruments
Beginning balance	$(11,265)	$7,819
Unrealized gain/(loss) in fair value	16,332	(2,507)
Net loss/(gain) reclassified into Cost of revenues (exclusive of depreciation and amortization)	1,671	(2,411)
Net loss reclassified into Foreign exchange loss	145	—
Income tax (expense)/benefit	(4,192)	1,136
Cash flow hedging instruments, net of tax	13,956	(3,782)
Ending balance(1)	$2,691	$4,037
Defined benefit plans
Beginning balance	$(1,624)	$(3,258)
Actuarial gains	221	182
Income tax expense	(36)	—
Defined benefit plans, net of tax	185	182
Ending balance	$(1,439)	$(3,076)
Accumulated other comprehensive loss	$(61,853)	$(61,352)
(1) As of March 31, 2025, the ending balance of net unrealized gain related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2024 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. We assume no obligation to update any of these forward-looking statements.
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
We leverage AI and GenAI to deliver transformative solutions that accelerate our clients' digital innovation and enhance their competitive edge. Through platforms like EPAM AI/RUN™ and initiatives like DIALX Lab™, we integrate advanced AI technologies into tailored business strategies, driving significant industry impact and fostering continuous innovation.
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
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people and EPAM has repeatedly called for an immediate end to this unlawful and unconscionable attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as in the broader region, and we have continued to support relocating our employees to lower risk locations, both within Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of March 31, 2025, Ukraine continues to be a significant delivery location with a large number of delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts, and as of March 31, 2025, we have $20.3 million remaining to be expensed under this humanitarian commitment.

The impact of Russia’s invasion of Ukraine on our operations, personnel, and physical assets in Ukraine has had, and, along with any escalation of the war that includes Belarus’ territory or military, could continue to have a material adverse effect on our operations. Actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other companies and organizations against officials, individuals, regions, and industries in Belarus, and Belarus’ responses to those sanctions, including counter-sanctions and other actions, have had and could continue to have a material adverse effect on our operations. Clients have and may continue to seek altered terms, conditions, and delivery locations for the performance of services, delay planned work or seek services from alternate providers, or suspend, terminate, fail to renew, or reduce existing contracts or services, which could have a material adverse effect on our financial condition. Some of our clients have implemented steps to block internet communications with Ukraine and Belarus to protect against potential cyberattacks or other information security threats, which has caused a material adverse effect on our ability to deliver our services to these clients from those locations. Such material adverse effects disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, restrict our ability to engage in certain projects in the region and serve certain clients in or from the region, and could negatively impact our personnel, operations, financial results and business outlook. Our Board of Directors and its committees continue their oversight of our strategic, geopolitical, and cybersecurity risks and the risks related to our geographic expansion. Our Board has received updates from management during both regular and special meetings, while also providing oversight of the risks associated with Russia’s invasion of Ukraine and other strategic areas of importance related to the war.
Moving Forward
We continue to monitor and respond to the difficult conditions in Ukraine while maintaining a focus on our clients and long-term growth. We execute on our business continuity plans and adapt to developments as they occur to protect the safety of our people and address impacts on our delivery infrastructure, including reallocating work to other geographies within our global footprint. We engage with both our personnel and our clients when navigating delivery challenges while operating productively in a multitude of locations and providing consistent high-quality delivery to our clients. Our global delivery centers have sufficient resources, including infrastructure and capital, to support ongoing operations while continuing to focus on the safety and security of our employees and their families in Ukraine as well as in the broader region.
The implementation and execution of our business continuity plans, relocation costs, our humanitarian commitment to our people in Ukraine, and the cost of our phased exit from Russia resulted in materially increased expenses. Some of these expenses continued during this quarter and we expect some of these expenses will continue to occur in subsequent quarters for some time in the future.
We have no way to predict the progress or outcome of the war in Ukraine because the conflict and government reactions change quickly and are beyond our control. Prolonged military activities, broad-based sanctions and counter-sanctions, or escalation of the war that includes Belarus’ territory or military could have a material adverse effect on our operations and financial condition. The information contained in this section is accurate as of the date hereof but may become outdated due to changing circumstances beyond our control or present awareness. For additional information on the various risks posed by the attack against Ukraine and the impact in the region as well as other risks to our business, please read “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Part II. Item 1A. Risk Factors” in this quarterly report.
Year-to-Date 2025 Developments and Trends
For the first three months of 2025, our revenues were $1.302 billion, an increase of 11.7% from $1.165 billion reported for the same period of 2024. Revenues have been positively impacted by improving demand for our services and acquisitions completed in 2024. Income from operations as a percentage of revenues decreased to 7.6% for the three months ended March 31, 2025 as compared to 9.5% for the three months ended March 31, 2024, largely driven by an increase in cost of revenues (exclusive of depreciation and amortization) as a percentage of revenues. Diluted earnings per share decreased to $1.28 for the three months ended March 31, 2025 from $1.97 for the three months ended March 31, 2024, principally resulting from a decrease in income from operations as well as reduced excess tax benefits upon vesting or exercise of equity awards.

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
During the three months ended March 31, 2025, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

	Three Months Ended March 31,
	2025		2024
	(in thousands, except percentages and per share data)
Revenues	$1,301,692	100.0%	$1,165,465	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	952,008	73.1%	834,334	71.6%
Selling, general and administrative expenses(2)	218,917	16.8%	198,453	17.0%
Depreciation and amortization expense	31,437	2.5%	22,146	1.9%
Income from operations	99,330	7.6%	110,532	9.5%
Interest and other income, net	5,814	0.5%	15,042	1.3%
Foreign exchange loss	(10,727)	(0.8)%	(1,919)	(0.2)%
Income before provision for income taxes	94,417	7.3%	123,655	10.6%
Provision for income taxes	20,935	1.7%	7,412	0.6%
Net income	$73,482	5.6%	$116,243	10.0%
Effective tax rate	22.2%		6.0%
Diluted earnings per share	$1.28		$1.97
(1)Includes $23,923 and $22,357 of stock-based compensation expense for the three months ended March 31, 2025 and 2024. respectively.
(2)Includes $24,533 and $22,434 of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.

Consolidated Results Review
Revenues
During the three months ended March 31, 2025, our total revenues increased by 11.7% to $1.302 billion compared to the corresponding period in 2024. During the three months ended March 31, 2025 as compared to the same period last year, revenues have been positively impacted by improving demand for our services and acquisitions completed in 2024 and negatively impacted by the fluctuations in foreign currency exchange rates which decreased our revenue growth by 1.7%.
Revenues by client location for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024
	(in thousands, except percentages)
Americas(1)	$780,285	59.9%	$692,920	59.5%
EMEA(2)	497,115	38.2%	449,247	38.5%
APAC(3)	24,292	1.9%	23,298	2.0%
Revenues	$1,301,692	100.0%	$1,165,465	100.0%
(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Europe and the Middle East.
(3)APAC includes revenues from clients in East Asia, Southeast Asia and Australia.
During the three months ended March 31, 2025, the United States continued to be our largest client location. During the three months ended March 31, 2025, revenues in the United States increased 3.2% to $688.5 million from $667.1 million in the first quarter of 2024, largely due to increased spending at certain large accounts in the region as well as revenues from our 2024 acquisitions.
The top three revenue contributing countries by client location in EMEA were the United Kingdom, Switzerland and Germany, generating $144.6 million, $104.9 million and $51.7 million in revenues, respectively, during the three months ended March 31, 2025. Revenues from clients in these three countries were $135.9 million, $98.4 million, and $50.5 million, respectively, in the corresponding period last year. Revenues in the first quarter of 2025 in the EMEA region were positively impacted by acquisitions completed in 2024 and increased spending at certain large accounts, partially offset by changes in foreign currency exchange rates.
During the three months ended March 31, 2025, revenues from clients in the APAC region increased by $1.0 million or 4.3% mainly due to growth in the Life Sciences & Healthcare vertical compared to the corresponding period of 2024.
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
During the three months ended March 31, 2025, cost of revenues (exclusive of depreciation and amortization) was $952.0 million representing an increase of 14.1% from $834.3 million in the corresponding period of 2024. The increase primarily resulted from the acquisitions of NEORIS and First Derivative in the fourth quarter of 2024 and salary increases and promotions for existing professionals in 2024, partially offset by government incentives totaling $12.1 million recognized in the first quarter of 2025 related to conducting R&D activities in Poland. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 73.1% and 71.6% in the first quarter of 2025 and 2024, respectively. The year-over-year increase in the first quarter of 2025 as compared to the corresponding period of the prior year is primarily due to the 2024 compensation increases which we were not able to fully offset through pricing increases and the acquisitions completed in 2024, partially offset by the recognition of government incentives related to conducting R&D activities in Poland.

Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenditures associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities including operating leases, advertising, and other promotional activities. Additionally, selling, general and administrative expenses include costs of relocating our employees and various one-time and unusual expenses such as impairment charges.
During the three months ended March 31, 2025, selling, general and administrative expenses were $218.9 million representing a 10.3% increase as compared to $198.5 million in the corresponding period of 2024. The increase in selling, general and administrative expenses was mainly driven by the acquisitions of NEORIS and First Derivative completed in the fourth quarter of 2024. Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 0.2% to 16.8% for the three months ended March 31, 2025 as compared to the same period from the prior year, primarily driven by the decrease in personnel-related costs as a percentage of revenues.
Depreciation and Amortization Expense
During the three months ended March 31, 2025, depreciation and amortization expense was $31.4 million as compared to $22.1 million in the corresponding period last year. The increase in depreciation and amortization expense during the three months ended March 31, 2025 was primarily the result of increased amortization of acquired finite-lived intangible assets largely resulting from the acquisitions of First Derivative and NEORIS in 2024, partially offset by lower depreciation on furniture, fixtures, other equipment and computer hardware. Expressed as a percentage of revenues, depreciation and amortization expense increased to 2.5% during the three months ended March 31, 2025 as compared to 1.9% in the corresponding period of 2024.
Interest and Other Income, Net
Interest and other income, net include interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, and changes in the fair value of contingent consideration. Interest and other income, net was $5.8 million during the three months ended March 31, 2025 compared to $15.0 million during the three months ended March 31, 2024. The decrease in Interest and other income, net during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was largely driven by a $12.1 million decrease in interest income from our cash, cash equivalents and short-term investments, partially offset by a $2.8 million gain from the change in fair value of contingent consideration.
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

Our effective tax rate was 22.2% for the three months ended March 31, 2025 and 6.0% for the three months ended March 31, 2024. The increase in the effective tax rate in the three months ended March 31, 2025, as compared to the corresponding period in the prior year, is primarily attributable to lower excess tax benefits recorded upon vesting or exercise of stock awards in the current period. Excess tax benefits recorded upon vesting or exercise of stock-based awards were $0.5 million during the three months ended March 31, 2025, compared to $20.9 million during the three months ended March 31, 2024. Additionally, during the three months ended March 31, 2024, our effective tax rate benefited from the recognition of one-time benefits of $2.3 million, resulting from our decision to change the tax status and to classify certain of our foreign subsidiaries as disregarded entities for U.S. income tax purposes, and $1.7 million resulting from the reversal of a reserve for an uncertain tax position.
Results by Business Segment
We determine our business segments and report segment information in accordance with how the Company’s chief operating decision maker (“CODM”) organizes the segments to evaluate performance, allocate resources and make business decisions. Our CODM is the chief executive officer. We manage our business primarily based on the managerial responsibility for our client base and market. As managerial responsibility for a particular client relationship generally correlates with the client’s geographic location, there is a high degree of similarity between client locations and the geographic boundaries of our reportable segments. In some cases, managerial responsibility for a particular client is assigned to a management team in another region and is usually based on the strength of the relationship between client executives and particular members of EPAM’s senior management team. In such cases, the client’s activity would be reported through the management team’s reportable segment.
Starting in 2025, we renamed our North America segment to Americas. The new name reflects the evolving geographic footprint and growth of operations within the segment, particularly in Latin America. This constitutes a naming change only and no changes were made to amounts reported.
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
See Note 16 “Segment Information” in the notes to our condensed consolidated interim financial statements in this Form 10-Q for more information related to our reportable segments.

Americas Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Americas segment for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Americas segment revenues	$777,168	$704,729
Less:
Cost of revenues (exclusive of depreciation and amortization)	550,849	485,489
Selling, general and administrative expenses	101,518	88,691
Depreciation and amortization expense	9,573	10,407
Americas segment operating profit	$115,228	$120,142
During the three months ended March 31, 2025, revenues for the Americas segment increased $72.4 million, or 10.3%, compared to the same period last year and segment operating profit decreased $4.9 million, or 4.1%, compared to the same period last year. Acquisitions contributed $80.0 million to Americas segment revenues during the three months ended March 31, 2025. During the three months ended March 31, 2025, revenues from our Americas segment were 59.7% of total segment revenues, a decrease from 60.5% reported in the corresponding period of 2024. As a percentage of Americas segment revenues, the Americas segment’s operating profit decreased to 14.8% during the first quarter of 2025 from 17.0% in the first quarter of 2024. This decrease is primarily attributable to the 2024 compensation increases which we were not able to fully offset through pricing increases as well as the impact of lower profitability from acquisitions completed in 2024, partially offset by the recognition of government incentives related to conducting R&D activities in Poland and improved utilization.
The following table presents Americas segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$149,350	$124,292	$25,058	20.2%
Software & Hi-Tech	135,662	133,194	2,468	1.9%
Life Sciences & Healthcare	125,979	121,717	4,262	3.5%
Consumer Goods, Retail & Travel	114,675	117,691	(3,016)	(2.6)%
Business Information & Media	113,220	106,692	6,528	6.1%
Emerging Verticals	138,282	101,143	37,139	36.7%
Revenues	$777,168	$704,729	$72,439	10.3%
During the three months ended March 31, 2025, Financial Services became the largest industry vertical in the Americas segment and increased 20.2% compared to the first quarter of 2024, benefiting from new revenues from clients gained through our 2024 acquisitions. Software & Hi-Tech grew 1.9% during the three months ended March 31, 2025, which was a result of the continued focus on engaging with our technology clients. Life Sciences & Healthcare grew 3.5% during the three months ended March 31, 2025, primarily due to increased demand from pharmaceutical and medical device companies. Consumer Goods, Retail & Travel declined 2.6% during the three months ended March 31, 2025, primarily due to declines from clients in the retail industry, partially offset by growth from our travel clients. Business Information & Media grew 6.1% during the three months ended March 31, 2025, primarily due to improvement in demand from clients in the publishing and entertainment sectors. Emerging Verticals grew 36.7% during the three months ended March 31, 2025, primarily due to revenues from clients gained through our 2024 acquisitions as well as growth from various clients in industries such as energy and telecommunications.

Europe Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Europe segment for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Europe segment revenues	$524,524	$460,736
Less:
Cost of revenues (exclusive of depreciation and amortization)	375,463	328,603
Selling, general and administrative expenses	73,516	66,676
Depreciation and amortization expense	4,208	5,791
Europe segment operating profit	$71,337	$59,666
During the three months ended March 31, 2025, Europe’s segment revenues were $524.5 million, representing an increase of $63.8 million, or 13.8%, from the same period last year. Acquisitions completed in the prior 12 months contributed $50.6 million to Europe segment revenues during the three months ended March 31, 2025. Revenues were negatively impacted by changes in foreign currency exchange rates during the first quarter of 2025 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2024, we would have reported revenue growth of 15.8%. Europe’s segment revenues accounted for 40.3% and 39.5% of total segment revenues during the three months ended March 31, 2025 and 2024, respectively. During the first quarter of 2025, the segment’s operating profit increased 19.6% to $71.3 million compared to the first quarter of 2024. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 13.6% compared to 13.0% in the same period of the prior year. Segment operating profit as a percentage of revenues was positively impacted by the recognition of government incentives related to conducting R&D activities in Poland, changes in foreign exchange rates and results of Cost Optimization Programs combined with improved utilization.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$164,615	$118,444	$46,171	39.0%
Consumer Goods, Retail & Travel	140,837	141,439	(602)	(0.4)%
Software & Hi-Tech	54,411	40,238	14,173	35.2%
Business Information & Media	53,327	63,626	(10,299)	(16.2)%
Life Sciences & Healthcare	28,975	18,492	10,483	56.7%
Emerging Verticals	82,359	78,497	3,862	4.9%
Revenues	$524,524	$460,736	$63,788	13.8%
During the three months ended March 31, 2025, Financial Services became the largest industry vertical in the Europe segment and increased 39.0% compared to the first quarter of 2024, benefiting from new revenues from clients that we gained as part of our 2024 acquisitions. During the three months ended March 31, 2025, revenues in Software & Hi-Tech increased 35.2%, primarily due to the expansion of services provided to one of our top 10 clients as well as the addition of several new clients in the past 12 months. During the three months ended March 31, 2025, revenues in Business Information & Media decreased 16.2%, primarily due to decreased demand from two clients who were historically included in our top-10 clients. Revenues in Life Sciences & Healthcare increased 56.7% during the three months ended March 31, 2025, primarily due to the growth experienced from clients in the pharmaceutical, medical devices and healthcare sectors. Revenues in Emerging Verticals increased 4.9% during the three months ended March 31, 2025, due to growth from various clients in industries such as energy, professional services and industrial materials. Emerging Verticals also benefited from new revenues from clients gained through our 2024 acquisitions.

Effects of Inflation
Economies in many countries where we operate have periodically experienced high rates of inflation. Periods of higher inflation may affect various economic sectors in those countries and increase our cost of doing business there. We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to track the impact of inflation, particularly on wages, while attempting to minimize its effects through pricing and cost management strategies. A higher-than-normal rate of inflation in the future could adversely affect our operations and financial condition. For a discussion of our potential risks and uncertainties, including those related to inflation, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, to repurchase shares and make investments to support the growth of our business. As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $1.174 billion, short-term investments totaling $3.5 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$24,162	$129,920
Net cash used in investing activities	(5,308)	(50,990)
Net cash used in financing activities	(149,514)	(112,081)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18,770	(19,560)
Net decrease in cash, cash equivalents and restricted cash	(111,890)	(52,711)
Cash, cash equivalents and restricted cash, beginning of period	1,290,392	2,043,108
Cash, cash equivalents and restricted cash, end of period	$1,178,502	$1,990,397
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. Since the invasion of Ukraine in 2022, our operating activities included using cash on humanitarian efforts for Ukraine and geographic repositioning of our workforce. The first three months of 2025 were negatively impacted by a larger increase in days sales outstanding compared to the first three months of 2024 and higher payments for variable compensation as compared to the first three months of 2024, attributable to a higher level of financial performance for the year ended December 31, 2024.
Investing Activities
Our primary uses of cash in investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during the three months ended March 31, 2025 was primarily attributable to $9.3 million used for capital expenditures compared to $6.7 million used for capital expenditures in the corresponding period of 2024. During the three months ended March 31, 2025, $3.3 million was provided by investing activities as a result of purchase price adjustments for the acquisitions of businesses compared to $44.1 million used for the acquisitions of businesses, net of cash acquired in the corresponding period of 2024.

Financing Activities
Cash used in financing activities mainly consists of repurchasing shares of EPAM common stock under our share repurchase programs, payments of withholding taxes related to net share settlements of restricted stock units, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the purchases of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. During the first three months of 2025, our main use of cash in financing activities consisted of $160.0 million of payments to repurchase our common stock, compared to $120.6 million in the corresponding period of 2024. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans and proceeds from the purchase of shares under our ESPP of $19.5 million in the first three months of 2025, compared to $14.6 million received in the corresponding period of 2024.
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
See Note 15 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding contractual obligations.
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

Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our Annual Report on Form 10-K for the year ended December 31, 2024 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors.” Our estimates and forward-looking statements are based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Those future events and trends may relate to, among other things, developments relating to the war in Ukraine and escalation of the war in the surrounding region, political and civil unrest or military action in the geographies where we conduct business and operate, difficult conditions in global capital markets, foreign exchange markets, global trade and the broader economy, the adoption and implementation of artificial intelligence technologies by EPAM and its customers, and the effect that these events may have on client demand, our revenues, operations, access to capital and profitability. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual report, may materially and adversely affect our results. You should read this quarterly report, our Annual report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
 The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made and, except to the extent required by law, we undertake no obligation to update, to correct, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2024 might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily result from changes in concentration of credit risks, foreign currency exchange rates and interest rates. In addition, our global operations are subject to risks related to differing economic conditions, global trade, civil unrest, political instability or uncertainty, military activities, broad-based sanctions, differing tax structures, and other changing regulations and restrictions.
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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2025, we had $47.8 million of cash and cash equivalents in banks in Ukraine and $24.6 million of cash and cash equivalents in banks in Belarus. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. We do not expect these new restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.

Trade receivables are generally dispersed across many clients operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of March 31, 2025. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs, Mexican pesos and Canadian dollars and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Mexican pesos, Swiss francs, Hungarian forints, Colombian pesos and Canadian dollars. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the three months ended March 31, 2025, approximately 38.4% of consolidated revenues and 67.5% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. As of March 31, 2025, all of EPAM’s foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
During the three months ended March 31, 2025, foreign exchange loss was $10.7 million compared to a loss of $1.9 million reported in the corresponding period last year. Foreign exchange loss was primarily driven by the impact of fluctuations in foreign currencies on our assets and liabilities denominated in foreign currencies. Exchange rate movements can impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
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
During the first quarter of 2025, we reported revenue growth of 11.7% compared to the first quarter of 2024. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2024, we would have reported revenue growth of 13.4%. Our revenues denominated in Mexican peso and euro experienced the most impact from the movements in foreign currencies. During the first quarter of 2025, we reported a decrease in income from operations of 10.1% compared to the first quarter of 2024. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2024, we would have reported a decrease in income from operations of 18.2%. Income from operations was most significantly impacted by the movements of the Mexican Peso, Indian rupee, and Hungarian forint exchange rates during the first quarter of 2025 compared to the same period in the prior year.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our business and operations in the normal course of business. We are not currently a party to any material legal proceeding, nor are we aware of any material legal or governmental proceedings pending or contemplated to be brought against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, including our significant operations in Belarus and Ukraine and the material adverse effect the invasion of Ukraine by Russia has had and may have on our operations, business, and financial results, see the risk factors disclosed under the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
January 1 to January 31, 2025	—	$—	—	$437,043
February 1 to February 28, 2025	255	$208.22	255	$383,929
March 1 to March 31, 2025	541	$197.70	541	$277,045
Total	796		796
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
On March 14, 2025, Jason Peterson, Senior Vice President, Treasurer, and Chief Financial Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Peterson’s Rule 10b5-1 Trading Plan expires on June 30, 2026 and provides for the sale of up to 4,200 shares of common stock according to the terms of his Rule 10b5-1 Trading Plan.
On March 7, 2025, Balazs Fejes, President of Global Business and Chief Revenue Officer, adopted a Rule 10b5-1 Trading Plan. Mr. Fejes’ Rule 10b5-1 Trading Plan expires on March 31, 2026 and provides for the sale of up to 18,819 shares of common stock underlying stock options and the sale of up to 6,033 shares of common stock (net of shares withheld by the Company to satisfy the tax withholding requirement arising from the vesting of restricted stock units granted to Mr. Fejes) according to the terms of his Rule 10b5-1 Trading Plan.

Item 6. Exhibits

Exhibit Number	Description

10.1*†	Form of Chief Executive Officer Performance Restricted Stock Unit Award Agreement
10.2*†	Form of Global Executive Officer Performance Restricted Stock Unit Award Agreement
10.3*†	Form of Chief Executive Officer Restricted Stock Unit Award Agreement
10.4*†	Form of Global Restricted Stock Unit Award Agreement for Senior Managers
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith
†	Indicates management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2025

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)