Form 10-Q
period 2025-06-30
EPAM Systems, Inc.
filed 2025-08-07
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2025
Common Stock, par value $0.001 per share	55,696,909 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of June 30, 2025	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,041,344	$1,286,267
Trade receivables and contract assets, net of allowance of $4,833 and $5,612, respectively	1,158,956	1,002,175
Prepaid and other current assets	170,175	137,806
Total current assets	2,370,475	2,426,248
Property and equipment, net	201,619	207,667
Operating lease right-of-use assets, net	129,332	128,244
Intangible assets, net	435,891	436,418
Goodwill	1,209,463	1,181,575
Deferred tax assets	240,852	269,799
Other noncurrent assets	123,064	100,522
Total assets	$4,710,696	$4,750,473

Liabilities
Current liabilities
Accounts payable	$45,278	$44,702
Accrued compensation and benefits expenses	458,612	484,952
Accrued expenses and other current liabilities	184,643	201,356
Income taxes payable, current	18,461	50,395
Operating lease liabilities, current	40,433	39,634
Total current liabilities	747,427	821,039
Long-term debt	25,038	25,194
Operating lease liabilities, noncurrent	97,220	98,426
Deferred tax liabilities, noncurrent	98,063	92,362
Other noncurrent liabilities	74,586	82,301
Total liabilities	1,042,334	1,119,322
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 55,696 shares issued and outstanding at June 30, 2025, and 56,869 shares issued and outstanding at December 31, 2024	56	57
Additional paid-in capital	1,286,067	1,190,222
Retained earnings	2,360,343	2,555,796
Accumulated other comprehensive income/(loss)	21,314	(116,864)
Total EPAM Systems, Inc. stockholders’ equity	3,667,780	3,629,211
Noncontrolling interest in consolidated subsidiaries	582	1,940
Total equity	3,668,362	3,631,151
Total liabilities and equity	$4,710,696	$4,750,473
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$1,353,443	$1,146,597	$2,655,135	$2,312,062
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	964,012	810,857	1,916,020	1,645,191
Selling, general and administrative expenses	231,681	194,058	450,598	392,511
Depreciation and amortization expense	31,274	21,121	62,711	43,267
Income from operations	126,476	120,561	225,806	231,093
Interest and other income, net	3,519	12,036	9,333	27,078
Foreign exchange (loss)/gain	(6,227)	1,213	(16,954)	(706)
Income before provision for income taxes	123,768	133,810	218,185	257,465
Provision for income taxes	35,742	35,165	56,677	42,577
Net income	$88,026	$98,645	$161,508	$214,888

Net income per share:
Basic	$1.56	$1.71	$2.86	$3.72
Diluted	$1.56	$1.70	$2.84	$3.67
Shares used in calculation of net income per share:
Basic	56,319	57,594	56,548	57,716
Diluted	56,536	58,149	56,898	58,540

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$88,026	$98,645	$161,508	$214,888
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	71,901	(5,649)	112,771	(24,361)
Unrealized gain/(loss) on hedging instruments	10,909	(2,558)	24,865	(6,340)
Defined benefit plans	357	136	542	318
Other comprehensive income/(loss)	83,167	(8,071)	138,178	(30,383)
Comprehensive income	$171,193	$90,574	$299,686	$184,505

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss)/Income	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2025	56,869	$57	$1,190,222	$2,555,796	—	$—	$(116,864)	$1,940	$3,631,151
Restricted stock units vested	315	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(117)	—	(21,455)	—	—	—	—	—	(21,455)
Stock issued in connection with Other 2021 acquisitions	2	—	375	—	—	—	—	—	375
Stock-based compensation expense	—	—	46,885	—	—	—	—	—	46,885
Exercise of stock options	353	—	19,448	—	—	—	—	—	19,448
Repurchase of common stock, including excise tax	(796)	—	—	(160,323)	—	—	—	—	(160,323)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(1,358)	(1,358)
Other comprehensive income	—	—	—	—	—	—	55,011	—	55,011
Net income	—	—	—	73,482	—	—	—	—	73,482
Balance, March 31, 2025	56,626	$57	$1,235,475	$2,468,955	—	$—	$(61,853)	$582	$3,643,216
Restricted stock units vested	54	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(16)	—	(2,420)	—	—	—	—	—	(2,420)
Stock-based compensation expense	—	—	37,914	—	—	—	—	—	37,914
Exercise of stock options	12	—	891	—	—	—	—	—	891
Issuance of common stock from employee stock purchase plan	107	—	14,207	—	—	—	—	—	14,207
Repurchase of common stock, including excise tax	(1,087)	(1)	—	(196,638)	—	—	—	—	(196,639)
Other comprehensive income	—	—	—	—	—	—	83,167	—	83,167
Net income	—	—	—	88,026	—	—	—	—	88,026
Balance, June 30, 2025	55,696	$56	$1,286,067	$2,360,343	—	$—	$21,314	$582	$3,668,362

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)
(Continued)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Non-controlling interest in consolidated subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2024	57,787	$58	$1,008,766	$2,501,107	—	$—	$(39,040)	$579	$3,471,470
Restricted stock units vested	261	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(88)	—	(26,012)	—	—	—	—	—	(26,012)
Stock-based compensation expense	—	—	41,642	—	—	—	—	—	41,642
Exercise of stock options	369	—	15,251	—	—	—	—	—	15,251
Repurchase of common stock	(396)	—	—	(120,593)	—	—	—	—	(120,593)
Other comprehensive loss	—	—	—	—	—	—	(22,312)	(4)	(22,316)
Net income	—	—	—	116,243	—	—	—	—	116,243
Balance, March 31, 2024	57,933	$58	$1,039,647	$2,496,757	—	$—	$(61,352)	$575	$3,475,685
Restricted stock units vested	69	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(18)	—	(4,577)	—	—	—	—	—	(4,577)
Stock-based compensation expense	—	—	35,285	—	—	—	—	—	35,285
Exercise of stock options	23	—	1,339	—	—	—	—	—	1,339
Issuance of common stock from employee stock purchase plan	85	—	15,717	—	—	—	—	—	15,717
Repurchase of common stock	(1,160)	(1)	—	(216,070)	—	—	—	—	(216,071)
Contributions to consolidated subsidiary from noncontrolling interest	—	—	—	—	—	—	—	7	7
Other comprehensive loss	—	—	—	—	—	—	(8,071)	—	(8,071)
Net income	—	—	—	98,645	—	—	—	—	98,645
Balance, June 30, 2024	56,932	$57	$1,087,411	$2,379,332	—	$—	$(69,423)	$582	$3,397,959

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$161,508	$214,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62,711	43,267
Operating lease right-of-use assets amortization expense	20,581	18,773
Bad debt expense/(recovery)	169	(2,397)
Deferred taxes	(6,090)	(12,011)
Stock-based compensation expense	87,014	80,475
Other	5,596	12,563
Changes in assets and liabilities:
Trade receivables and contract assets	(116,352)	(63,001)
Prepaid and other assets	4,210	(3,659)
Accounts payable	(243)	(2,354)
Accrued expenses and other liabilities	(60,706)	(44,703)
Operating lease liabilities	(21,573)	(19,380)
Income taxes payable	(59,465)	(35,514)
Net cash provided by operating activities	77,360	186,947
Cash flows from investing activities:
Purchases of property and equipment	(19,160)	(11,453)
Purchases of short-term investments	(2,038)	(1,213)
Proceeds from short-term investments	—	1,509
Acquisition of business, net of cash acquired (Note 3)	(3,346)	(56,706)
Purchases of non-marketable securities	(360)	(6,909)
Proceeds from non-marketable securities	2,913	—
Other investing activities, net	(1,531)	936
Net cash used in investing activities	(23,522)	(73,836)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	34,579	32,476
Payments of withholding taxes related to net share settlements of restricted stock units	(23,338)	(30,600)
Repayment of debt	(1,088)	(1,124)
Repurchase of common stock	(356,531)	(335,070)
Payment of contingent consideration for previously acquired business	(4,746)	(4,750)
Purchase of subsidiary shares from noncontrolling interest	(1,358)	—
Other financing activities, net	(1,087)	907
Net cash used in financing activities	(353,569)	(338,161)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	55,820	(26,447)
Net decrease in cash, cash equivalents and restricted cash	(243,911)	(251,497)
Cash, cash equivalents and restricted cash, beginning of period	1,290,392	2,043,108
Cash, cash equivalents and restricted cash, end of period	$1,046,481	$1,791,611

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of June 30, 2025	As of December 31, 2024
Balance sheet classification
Cash and cash equivalents	$1,041,344	$1,286,267
Restricted cash in Prepaid and other current assets	1,209	837
Restricted cash in Other noncurrent assets	3,928	3,288
Total restricted cash	5,137	4,125
Total cash, cash equivalents and restricted cash	$1,046,481	$1,290,392

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2025 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. As of June 30, 2025, the Company had $39.1 million of cash and cash equivalents in banks in Ukraine and $37.2 million of cash and cash equivalents in banks in Belarus. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds the amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these new restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
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
During the three and six months ended June 30, 2025, there have been no material updates regarding pending accounting standards as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. As of June 30, 2025, the Company had $58.4 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.3 million, laptops with a net book value of $3.6 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $2.2 million, and leasehold improvements located throughout Ukraine with a net book value of $0.3 million. Additionally, as of June 30, 2025, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $2.6 million. Through the issuance date of these interim financial statements, the Company is not aware of any significant damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground. The Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the three and six months ended June 30, 2025, the Company expensed $3.9 million and $8.2 million, respectively, related to this commitment. Of the expensed amounts for the three and six months ended June 30, 2025, $0.6 million and $1.2 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $3.3 million and $7.0 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. During the three and six months ended June 30, 2024, the Company expensed $2.7 million and $6.0 million, respectively, related to this commitment. Of the expensed amounts for the three and six months ended June 30, 2024, $0.6 million and $1.2 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $2.1 million and $4.8 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. As of June 30, 2025, the Company has $16.4 million remaining to be expensed under this humanitarian commitment.

3.ACQUISITIONS
2025 Acquisition - During the six months ended June 30, 2025, the Company completed one acquisition with a total purchase price of $8.8 million including contingent consideration with acquisition-date fair value of $0.9 million. This acquisition expanded EPAM’s AI-enabled business operations capabilities, as well as added $4.0 million of intangible assets, consisting of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each respective acquisition and updated for any changes as of June 30, 2025:

	First Derivative	NEORIS
Cash and cash equivalents	$9,160	$63,470
Trade receivables and contract assets	46,410	79,474
Prepaid and other current assets	10,427	8,390
Goodwill	171,368	400,883
Intangible assets	124,809	259,000
Property and equipment and other noncurrent assets	3,999	22,188
Total assets acquired	$366,173	$833,405
Accounts payable, accrued expenses and other current liabilities	$31,560	$130,079
Other noncurrent liabilities	33,290	79,545
Total liabilities assumed	$64,850	$209,624
Noncontrolling interest in consolidated subsidiaries	—	1,358
Net assets acquired	$301,323	$622,423
During the six months ended June 30, 2025, the Company recorded an increase to purchase price of $0.6 million for First Derivative related to the completion of purchase price adjustments for cash, indebtedness, and net working capital and also adjusted certain working capital accounts resulting in a combined increase in the value of acquired goodwill of $0.9 million. For the acquisition of First Derivative, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. The effect of adjustments recorded during the six months ended June 30, 2025 that would have been recognized in a prior period if the adjustments to the preliminary amounts had been recognized as of the acquisition date of First Derivative was not material.
During the six months ended June 30, 2025, the Company recorded a reduction to purchase price of $3.9 million for NEORIS related to the completion of purchase price adjustments for cash, indebtedness, and net working capital and also adjusted the fair value of assumed contingent consideration and certain working capital accounts resulting in a combined decrease in the value of acquired goodwill of $5.9 million. For the acquisition of NEORIS, the estimated fair values of the assets acquired, liabilities assumed and noncontrolling interest are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. The effect of adjustments recorded during the six months ended June 30, 2025 that would have been recognized in a prior period if the adjustments to the preliminary amounts had been recognized as of the acquisition date of NEORIS was not material.

As of June 30, 2025, the following table presents the estimated fair values and useful lives of intangible assets acquired from First Derivative and NEORIS:

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
4.GOODWILL
Goodwill by reportable segment was as follows:

	Americas	Europe	Total
Balance as of January 1, 2025	$652,066	$529,509	$1,181,575
2025 Acquisition	3,197	—	3,197
NEORIS purchase accounting adjustments	(4,825)	(1,059)	(5,884)
First Derivative purchase accounting adjustments	195	731	926
Other 2024 Acquisitions purchase accounting adjustments	368	392	760
Effect of net foreign currency exchange rate changes	932	27,957	28,889
Balance as of June 30, 2025	$651,933	$557,530	$1,209,463
There were no accumulated impairment losses in the Americas or Europe reportable segments as of June 30, 2025 or December 31, 2024.

5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following table presents the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	As of June 30, 2025
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$17,908	$—	$17,908	$—
Total assets measured at fair value on a recurring basis	$17,908	$—	$17,908	$—

Foreign exchange derivative liabilities	$223	$—	$223	$—
Contingent consideration liabilities	22,881	—	—	22,881
Total liabilities measured at fair value on a recurring basis	$23,104	$—	$223	$22,881
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
The fair value of the contingent consideration liabilities was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted average estimated future payments were then discounted to present value using a rate based on the weighted average cost of capital of guideline companies. The discount rate used to determine the fair value of contingent consideration for the 2025 acquisition was 15%. The discount rate used to determine the fair value of assumed contingent consideration for the NEORIS acquisition was 18%. The discount rates used to determine the fair value of contingent consideration for the Other 2024 Acquisitions ranged from a minimum of 12% to a maximum of 20%. Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statement of income.

A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the six months ended June 30, 2025 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2025	$32,978
Acquisition date fair value of contingent consideration - 2025 Acquisition	935
NEORIS purchase accounting adjustment	(1,529)
Changes in fair value of contingent consideration included in Interest and other income, net	(1,982)
Payment of contingent consideration for previously acquired businesses	(7,771)
Effect of foreign currency exchange rate changes, net	250
Contingent consideration liabilities as of June 30, 2025	$22,881

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Financial Assets:
Cash equivalents:
Money market funds	$5,296	$5,296	$5,296	$—	$—
Time deposits	17,897	17,897	—	17,897	—
Total cash equivalents	$23,193	$23,193	$5,296	$17,897	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$33,999	$33,999	$—	$33,999	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$5,200	$5,200	$5,200	$—	$—
Time deposits	16,907	16,907	—	16,907	—
Total cash equivalents	$22,107	$22,107	$5,200	$16,907	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$33,187	$33,187	$—	$33,187	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $36.1 million and $38.5 million as of June 30, 2025 and December 31, 2024, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

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
As of June 30, 2025, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were as follows:

		As of June 30, 2025		As of December 31, 2024
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$17,908		$—
	Accrued expenses and other current liabilities		$223		$14,650

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 6.6 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were not material for the three and six months ended June 30, 2025 and 2024.
During the three and six months ended June 30, 2025 and 2024, the components of lease cost were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Classification	2025	2024	2025	2024
Operating lease cost	Selling, general and administrative expenses	$12,158	$10,833	$23,484	$21,686
Variable lease cost	Selling, general and administrative expenses	2,938	2,439	6,175	5,068
Short-term lease cost	Selling, general and administrative expenses	1,170	947	2,208	1,906
Total lease cost		$16,266	$14,219	$31,867	$28,660
Supplemental cash flow information related to leases for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12,881	$10,922	$24,646	$22,625
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,824	$3,333	$8,370	$10,986
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$3,839	$940	$3,991	$6,239
Operating lease liabilities	$3,835	$941	$3,970	$6,131

Weighted average remaining lease term and discount rate as of June 30, 2025 and 2024 were as follows:

	As of June 30, 2025	As of June 30, 2024
Weighted average remaining lease term, in years:
Operating leases	4.1	4.7
Weighted average discount rate:
Operating leases	4.7%	4.3%
As of June 30, 2025, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2025 (excluding six months ended June 30, 2025)	$24,223
2026	41,167
2027	31,446
2028	25,006
2029	15,064
Thereafter	13,282
Total lease payments	150,188
Less: imputed interest	(12,535)
Total	$137,653
The Company had committed to payments of $5.7 million related to operating lease agreements that had not yet commenced as of June 30, 2025. These operating leases will commence on various dates during 2025 and 2026 with lease terms ranging from 0.4 to 7.0 years. The Company did not have any material finance lease agreements that had not yet commenced.
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
Borrowings under the 2021 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $150.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the administrative agent and the Lenders. Borrowings under the 2021 Revolving Facility bear interest at either a base rate or Euro-rate plus a margin based on the Company’s leverage ratio. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. As of June 30, 2025, the Company’s outstanding borrowings are subject to a SOFR-based interest rate, which resets regularly at issuance, based on lending terms.
The 2021 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default has occurred or would be triggered. As of June 30, 2025, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of June 30, 2025	As of December 31, 2024
Outstanding debt	$25,000	$25,000
Interest rate	5.3%	5.4%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

9.COST OPTIMIZATION PROGRAMS
During the quarter ended June 30, 2025, the Company initiated the 2025 Cost Optimization Program to improve utilization and profitability. This program is expected to include workforce reductions. The Company expects to complete all restructuring actions commenced under the 2025 Cost Optimization Program by the end of the first quarter of 2026 and to incur additional charges of approximately $17.0 million. The actual amount and timing of severance and other costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.
During the quarter ended June 30, 2024, the Company initiated the 2024 Cost Optimization Program to streamline operations and optimize corporate functions. This program included workforce reductions and contract terminations. As of June 30, 2025, the Company has completed all restructuring actions commenced under the 2024 Cost Optimization Program.
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
Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2024	Charges	Payments Made	Balance at June 30, 2025
2025 Cost Optimization Program
Employee separation costs	$—	$15,698	$(11,394)	$4,304
2024 Cost Optimization Program
Employee separation costs	1,763	6,057	(6,731)	1,089
Total	$1,763	$21,755	$(18,125)	$5,393

	Balance at December 31, 2023	Charges	Payments Made	Balance at June 30, 2024
2024 Cost Optimization Program
Employee separation costs	$—	$7,229	$(3,691)	$3,538
Contract termination charges	—	286	—	286
2023 Cost Optimization Program
Employee separation costs	6,966	9,015	(15,981)	—
Total	$6,966	$16,530	$(19,672)	$3,824

10.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by client location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$751,194	$50,239	$801,433
EMEA	35,906	488,903	524,809
APAC	300	26,901	27,201
Revenues	$787,400	$566,043	$1,353,443

	Six Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$1,493,246	$88,472	$1,581,718
EMEA	70,822	951,102	1,021,924
APAC	500	50,993	51,493
Revenues	$1,564,568	$1,090,567	$2,655,135

	Three Months Ended June 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$665,178	$26,021	$691,199
EMEA	32,717	398,604	431,321
APAC	734	23,343	24,077
Revenues	$698,629	$447,968	$1,146,597

	Six Months Ended June 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$1,333,360	$50,759	$1,384,119
EMEA	68,541	812,027	880,568
APAC	1,457	45,918	47,375
Revenues	$1,403,358	$908,704	$2,312,062

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$148,552	$179,761	$328,313
Consumer Goods, Retail & Travel	118,742	149,308	268,050
Software & Hi-Tech	144,310	60,361	204,671
Business Information & Media	118,844	51,549	170,393
Life Sciences & Healthcare	124,937	31,568	156,505
Emerging Verticals	132,015	93,496	225,511
Revenues	$787,400	$566,043	$1,353,443

	Six Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$297,902	$344,376	$642,278
Consumer Goods, Retail & Travel	233,417	290,145	523,562
Software & Hi-Tech	279,972	114,772	394,744
Business Information & Media	232,064	104,876	336,940
Life Sciences & Healthcare	250,916	60,543	311,459
Emerging Verticals	270,297	175,855	446,152
Revenues	$1,564,568	$1,090,567	$2,655,135

	Three Months Ended June 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$123,369	$121,000	$244,369
Consumer Goods, Retail & Travel	113,999	138,328	252,327
Software & Hi-Tech	128,261	40,561	168,822
Business Information & Media	110,789	54,973	165,762
Life Sciences & Healthcare	120,607	19,477	140,084
Emerging Verticals	101,604	73,629	175,233
Revenues	$698,629	$447,968	$1,146,597

	Six Months Ended June 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$247,661	$239,444	$487,105
Consumer Goods, Retail & Travel	231,690	279,767	511,457
Software & Hi-Tech	261,455	80,799	342,254
Business Information & Media	217,481	118,599	336,080
Life Sciences & Healthcare	242,324	37,969	280,293
Emerging Verticals	202,747	152,126	354,873
Revenues	$1,403,358	$908,704	$2,312,062
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$654,029	$433,365	$1,087,394
Fixed-price	126,928	131,071	257,999
Licensing and other revenues	6,443	1,607	8,050
Revenues	$787,400	$566,043	$1,353,443

	Six Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$1,295,202	$833,905	$2,129,107
Fixed-price	256,306	253,854	510,160
Licensing and other revenues	13,060	2,808	15,868
Revenues	$1,564,568	$1,090,567	$2,655,135

	Three Months Ended June 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$592,045	$351,576	$943,621
Fixed-price	102,328	93,323	195,651
Licensing and other revenues	4,256	3,069	7,325
Revenues	$698,629	$447,968	$1,146,597

	Six Months Ended June 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$1,197,741	$727,406	$1,925,147
Fixed-price	194,363	177,612	371,975
Licensing and other revenues	11,254	3,686	14,940
Revenues	$1,403,358	$908,704	$2,312,062
Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$782,667	$565,727	$1,348,394
Transferred at a point of time	4,733	316	5,049
Revenues	$787,400	$566,043	$1,353,443

	Six Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,554,181	$1,089,954	$2,644,135
Transferred at a point of time	10,387	613	11,000
Revenues	$1,564,568	$1,090,567	$2,655,135

	Three Months Ended June 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$695,853	$445,577	$1,141,430
Transferred at a point of time	2,776	2,391	5,167
Revenues	$698,629	$447,968	$1,146,597

	Six Months Ended June 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$1,396,237	$906,232	$2,302,469
Transferred at a point of time	7,121	2,472	9,593
Revenues	$1,403,358	$908,704	$2,312,062
During the three and six months ended June 30, 2025, the Company recognized $15.2 million and $14.5 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $10.4 million and $15.4 million during the three and six months ended June 30, 2024, respectively.

The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of June 30, 2025. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$28,921	$1,806	$21	$—	$30,748
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of June 30, 2025	As of December 31, 2024
Contract assets included in Trade receivables and contract assets, net	$75,599	$52,897
Contract liabilities included in Accrued expenses and other current liabilities	$51,767	$59,321
Contract liabilities included in Other noncurrent liabilities	$563	$741
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased from December 31, 2024 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s clients for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have decreased from December 31, 2024 primarily due to lower levels of advance collections.
During the three and six months ended June 30, 2025, the Company recognized $14.1 million and $40.3 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized $5.3 million and $17.4 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2023.
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
During the three and six months ended June 30, 2025, the Company recognized benefits of $13.0 million and $25.0 million, respectively, related to R&D activities completed in Poland which were recorded as a reduction to Cost of revenues in the condensed consolidated statement of income. As of June 30, 2025, $15.4 million of benefits were included in Prepaid and other current assets and $59.9 million of benefits were included in Other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive. As of December 31, 2024, $23.1 million of benefits were included in Prepaid and other current assets and $34.3 million of benefits were included in Other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive.

12.STOCKHOLDERS’ EQUITY
2025 Long-Term Incentive Plan — On May 22, 2025, the Company's stockholders approved the EPAM Systems, Inc. 2025 Long Term Incentive Plan (the “2025 Plan”) to be used to issue equity grants to Company personnel. The 2025 Plan is a new plan that replaces the EPAM Systems, Inc. 2015 Long Term Incentive Plan (the “2015 Plan”). The 2025 Plan reserves up to 1,585,970 shares of the Company’s common stock for issuance, plus any shares subject to outstanding awards granted under the 2015 Plan and any predecessor plans that return to the share pool as a result of cancellation or forfeiture. The 2025 Plan will expire 10 years after the effective date and is administered by the Compensation Committee of the Company’s Board of Directors.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues (exclusive of depreciation and amortization)	$18,161	$16,937	$42,084	$39,294
Selling, general and administrative expenses	20,397	18,747	44,930	41,181
Total	$38,558	$35,684	$87,014	$80,475
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2025	1,206	$165.78
Options exercised	(385)	$62.26
Options forfeited	(16)	$305.41
Options expired	(12)	$384.47
Options outstanding at June 30, 2025	793	$209.83	$22,001	4.8

Options vested and exercisable as of June 30, 2025	665	$193.83	$22,001	4.2
Options expected to vest as of June 30, 2025	123	$293.26	$—	8.0
As of June 30, 2025, $10.0 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.0 years.

Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2025:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2025	1,212	$288.12	89	$298.84
Awards granted	823	$182.15	52	$182.72
Awards modified	(2)	$301.10	2	$185.73
Awards vested	(367)	$296.20	(36)	$302.30
Awards forfeited/cancelled	(63)	$247.08	(1)	$268.93
Unvested service-based awards outstanding at June 30, 2025	1,603	$233.47	106	$239.53
As of June 30, 2025, $288.0 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.
As of June 30, 2025, $15.8 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.
The liability associated with the service-based liability-classified RSUs as of June 30, 2025 and December 31, 2024, was $0.8 million and $4.8 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s performance-based awards for the six months ended June 30, 2025:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2025	62	$310.37
Awards granted	76	$219.15
Awards vested	(3)	$442.30
Awards forfeited/cancelled	(3)	$293.49
Unvested performance-based awards outstanding at June 30, 2025	132	$255.79
In addition, as of June 30, 2025, the Company has issued 117 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined and these awards are not reflected in the table above.
As of June 30, 2025, $18.0 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.8 years.

During the three months ended March 31, 2025 and March 31, 2024, the Company granted to its named executive officers and certain other members of senior management performance-based equity-classified RSU awards that vest after 3 years, contingent on meeting certain financial performance targets, market conditions and continued service. The financial performance targets are set by the Compensation Committee of the Board of Directors at the beginning of each year. For the portion of the awards subject to market conditions, fair value was determined using a Monte Carlo valuation model. The portion of the awards associated with financial performance in future years for which the financial performance targets have not yet been determined are not considered granted for accounting purposes. There were 74 thousand such awards as of June 30, 2025.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“ESPP”) enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During both the three and six months ended June 30, 2025, the ESPP participants purchased 107 thousand shares of common stock under the ESPP. During both the three and six months ended June 30, 2024, the ESPP participants purchased 85 thousand shares of common stock under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and six months ended June 30, 2025, the Company recognized $2.5 million and $5.0 million, respectively, of stock-based compensation expense related to the ESPP. For the three and six months ended June 30, 2024, the Company recognized $2.5 million and $5.1 million, respectively, of stock-based compensation expense related to the ESPP. As of June 30, 2025, total unrecognized stock-based compensation cost related to the ESPP was $3.5 million, which is expected to be recognized over a period of 0.3 years.
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
During the three and six months ended June 30, 2025, the Company repurchased 1,087 thousand and 1,883 thousand shares of its common stock for $194.9 million and $354.9 million, respectively, in cash. During the three and six months ended June 30, 2024, the Company repurchased 1,160 thousand and 1,556 thousand shares of its common stock for $214.5 million and $335.1 million, respectively, in cash. All of the repurchased shares have been retired. As of June 30, 2025, a remaining balance of $82.1 million was available for purchases of the Company’s common stock under the 2024 Repurchase Program.

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

The Company’s worldwide effective tax rate for the three months ended June 30, 2025 and 2024 was 28.9% and 26.3%, respectively, and 26.0% and 16.5% during the six months ended June 30, 2025 and 2024, respectively. The Company recorded a tax shortfall upon vesting or exercise of stock awards of $1.1 million and $0.6 million during the three and six months ended June 30, 2025, respectively. The Company recorded a tax shortfall upon vesting or exercise of stock awards of $0.1 million during the three months ended June 30, 2024 and excess tax benefits upon vesting or exercise of stock awards of $20.8 million during the six months ended June 30, 2024.

On July 4, 2025, the U.S. federal government enacted tax reform legislation, commonly referred to as the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions that may affect the Company's financial results. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate, income taxes payable and deferred taxes and does not expect the legislation to have a material impact on its financial statements.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$88,026	$98,645	$161,508	$214,888
Numerator for basic and diluted earnings per share	$88,026	$98,645	$161,508	$214,888

Denominator:
Weighted average common shares for basic earnings per share	56,319	57,594	56,548	57,716
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	217	555	350	824
Weighted average common shares for diluted earnings per share	56,536	58,149	56,898	58,540

Net income per share:
Basic	$1.56	$1.71	$2.86	$3.72
Diluted	$1.56	$1.70	$2.84	$3.67
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1,409 thousand and 1,199 thousand during the three and six months ended June 30, 2025, respectively.
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
Ukraine Humanitarian Commitment — On March 4, 2022, EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. As of June 30, 2025, the Company has $16.4 million remaining to be expensed related to this humanitarian commitment. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitment to humanitarian aid for Ukraine.
Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the years ended December 31, 2023 and 2024. As of June 30, 2025, the undiscounted deferred consideration amounts owed totaled approximately $35.1 million and are expected to be paid as follows: $17.1 million during the remainder of 2025, and $18.0 million in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of June 30, 2025, $56.7 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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
Segment revenues from external clients and segment operating profit, as well as a reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	For the Three Months Ended June 30, 2025
	Americas	Europe	Total
Segment revenues	$787,400	$566,043	$1,353,443
Less:
Cost of revenues (exclusive of depreciation and amortization)	544,768	403,455	948,223
Selling, general and administrative expenses	103,999	77,528	181,527
Depreciation and amortization expense	9,143	4,294	13,437
Segment operating profit	$129,490	$80,766	$210,256
Unallocated costs:
Stock-based compensation expense			(38,558)
Amortization of purchased intangibles			(17,836)
Other acquisition-related expenses			(299)
Other unallocated costs			(27,087)
Income from operations			126,476
Interest and other income, net			3,519
Foreign exchange loss			(6,227)
Income before provision for income taxes			$123,768

	For the Six Months Ended June 30, 2025
	Americas	Europe	Total
Segment revenues	$1,564,568	$1,090,567	$2,655,135
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,095,617	778,918	1,874,535
Selling, general and administrative expenses	205,517	151,044	356,561
Depreciation and amortization expense	18,716	8,502	27,218
Segment operating profit	$244,718	$152,103	$396,821
Unallocated costs:
Stock-based compensation expense			(87,014)
Amortization of purchased intangibles			(35,492)
Other acquisition-related expenses			(875)
Other unallocated costs			(47,634)
Income from operations			225,806
Interest and other income, net			9,333
Foreign exchange loss			(16,954)
Income before provision for income taxes			$218,185

	For the Three Months Ended June 30, 2024
	Americas	Europe	Total
Segment revenues	$698,629	$447,968	$1,146,597
Less:
Cost of revenues (exclusive of depreciation and amortization)	476,917	323,376	800,293
Selling, general and administrative expenses	89,592	65,891	155,483
Depreciation and amortization expense	10,051	5,249	15,300
Segment operating profit	$122,069	$53,452	$175,521
Unallocated costs:
Stock-based compensation expense			(35,684)
Amortization of purchased intangibles			(5,821)
Other acquisition-related expenses			(473)
Other unallocated costs			(12,982)
Income from operations			120,561
Interest and other income, net			12,036
Foreign exchange gain			1,213
Income before provision for income taxes			$133,810

	For the Six Months Ended June 30, 2024
	Americas	Europe	Total
Segment revenues	$1,403,358	$908,704	$2,312,062
Less:
Cost of revenues (exclusive of depreciation and amortization)	962,406	651,979	1,614,385
Selling, general and administrative expenses	178,283	132,567	310,850
Depreciation and amortization expense	20,458	11,040	31,498
Segment operating profit	$242,211	$113,118	$355,329
Unallocated costs:
Stock-based compensation expense			(80,475)
Amortization of purchased intangibles			(11,770)
Other acquisition-related expenses			(1,696)
Other unallocated costs			(30,295)
Income from operations			231,093
Interest and other income, net			27,078
Foreign exchange loss			(706)
Income before provision for income taxes			$257,465
For each reportable segment, selling, general and administrative expenses include the costs of salaries, bonuses, fringe benefits, bad debt, travel, employee relocations, legal and accounting services, insurance, facilities and overhead including operating leases, advertising and other promotional activities.
There were no clients that accounted for more than 10% of total segment revenues during the three and six months ended June 30, 2025 and 2024. See Note 10 “Revenues” for additional disclosures of the Company’s disaggregated revenues reconciled with the revenues from the Company’s reportable segments.

Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of June 30, 2025	As of December 31, 2024
Ukraine	$58,352	$58,865
Belarus	44,594	45,900
United States	31,982	39,403
India	14,521	15,367
Poland	11,412	10,605
United Kingdom	4,638	3,936
Hungary	4,471	4,157
Other	31,649	29,434
Total	$201,619	$207,667
The table below presents information about the Company’s revenues by client location for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$709,986	$662,567	$1,398,438	$1,329,715
United Kingdom	149,584	127,822	294,167	263,723
Switzerland	110,071	101,310	214,921	199,754
Germany	56,406	49,561	108,098	100,023
Netherlands	57,061	45,091	104,036	96,761
Other locations	270,335	160,246	535,475	322,086
Total	$1,353,443	$1,146,597	$2,655,135	$2,312,062

17.ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency translation
Beginning balance	$(63,105)	$(62,313)	$(103,975)	$(43,601)
Foreign currency translation	92,457	(7,790)	142,142	(31,291)
Income tax (expense)/benefit	(20,556)	2,141	(29,371)	6,930
Foreign currency translation, net of tax	71,901	(5,649)	112,771	(24,361)
Ending balance	$8,796	$(67,962)	$8,796	$(67,962)
Cash flow hedging instruments
Beginning balance	$2,691	$4,037	$(11,265)	$7,819
Unrealized gain/(loss) in fair value	16,721	(882)	33,053	(3,389)
Net gain reclassified into Cost of revenues (exclusive of depreciation and amortization)	(2,547)	(2,444)	(876)	(4,855)
Net loss reclassified into Foreign exchange loss	12	—	157	—
Income tax (expense)/benefit	(3,277)	768	(7,469)	1,904
Cash flow hedging instruments, net of tax	10,909	(2,558)	24,865	(6,340)
Ending balance(1)	$13,600	$1,479	$13,600	$1,479
Defined benefit plans
Beginning balance	$(1,439)	$(3,076)	$(1,624)	$(3,258)
Actuarial gains	798	131	1,019	313
Income tax (expense)/benefit	(441)	5	(477)	5
Defined benefit plans, net of tax	357	136	542	318
Ending balance	$(1,082)	$(2,940)	$(1,082)	$(2,940)
Accumulated other comprehensive income/(loss)	$21,314	$(69,423)	$21,314	$(69,423)
(1) As of June 30, 2025, the ending balance of net unrealized gain related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

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
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as in the broader region, and we have continued to support relocating our employees to lower risk locations, both within Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of June 30, 2025, Ukraine continues to be a significant delivery location with a large number of delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts, and as of June 30, 2025, we have $16.4 million remaining to be expensed under this humanitarian commitment.

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
Year-to-Date 2025 Developments and Trends
For the first six months of 2025, our revenues were $2.655 billion, an increase of 14.8% from $2.312 billion reported for the same period of 2024. Revenues have been positively impacted by improving demand for our services, acquisitions completed in 2024, and foreign exchange fluctuations. Income from operations as a percentage of revenues decreased to 8.5% for the six months ended June 30, 2025 as compared to 10.0% for the six months ended June 30, 2024, largely driven by an increase in cost of revenues (exclusive of depreciation and amortization) as a percentage of revenues. Diluted earnings per share decreased to $2.84 for the six months ended June 30, 2025 from $3.67 for the six months ended June 30, 2024, principally resulting from a decrease in income from operations as well as reduced excess tax benefits upon vesting or exercise of equity awards.

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
During the three and six months ended June 30, 2025, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in thousands, except percentages and per share data)
Revenues	$1,353,443	100.0%	$1,146,597	100.0%	$2,655,135	100.0%	$2,312,062	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	964,012	71.2%	810,857	70.7%	1,916,020	72.2%	1,645,191	71.2%
Selling, general and administrative expenses(2)	231,681	17.1%	194,058	16.9%	450,598	16.9%	392,511	16.9%
Depreciation and amortization expense	31,274	2.4%	21,121	1.9%	62,711	2.4%	43,267	1.9%
Income from operations	126,476	9.3%	120,561	10.5%	225,806	8.5%	231,093	10.0%
Interest and other income, net	3,519	0.3%	12,036	1.1%	9,333	0.3%	27,078	1.1%
Foreign exchange (loss)/gain	(6,227)	(0.5)%	1,213	0.1%	(16,954)	(0.6)%	(706)	—%
Income before provision for income taxes	123,768	9.1%	133,810	11.7%	218,185	8.2%	257,465	11.1%
Provision for income taxes	35,742	2.6%	35,165	3.1%	56,677	2.1%	42,577	1.8%
Net income	$88,026	6.5%	$98,645	8.6%	$161,508	6.1%	$214,888	9.3%
Effective tax rate	28.9%		26.3%		26.0%		16.5%
Diluted earnings per share	$1.56		$1.70		$2.84		$3.67
(1)Includes $18,161 and $16,937 of stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively, and $42,084 and $39,294 of stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes $20,397 and $18,747 of stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively, and $44,930 and $41,181 of stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively.

Consolidated Results Review
Revenues
During the three months ended June 30, 2025, our total revenues increased by 18.0% to $1.353 billion compared to the corresponding period in 2024. During the three months ended June 30, 2025 as compared to the same period last year, revenues have been positively impacted by improving demand for our services, acquisitions completed in 2024, and fluctuations in foreign currency exchange rates which increased our revenue growth by 1.7%.
Revenues by client location for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$801,433	59.2%	$691,199	60.3%	$1,581,718	59.6%	$1,384,119	59.9%
EMEA(2)	524,809	38.8%	431,321	37.6%	1,021,924	38.5%	880,568	38.1%
APAC(3)	27,201	2.0%	24,077	2.1%	51,493	1.9%	47,375	2.0%
Revenues	$1,353,443	100.0%	$1,146,597	100.0%	$2,655,135	100.0%	$2,312,062	100.0%
(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Europe and the Middle East.
(3)APAC includes revenues from clients in East Asia, Southeast Asia and Australia.
During the three and six months ended June 30, 2025, the United States continued to be our largest client location. During the three months ended June 30, 2025, revenues in the United States increased 7.2% to $710.0 million from $662.6 million in the second quarter of 2024, largely due to increased spending at certain large accounts in the region as well as revenues from our 2024 acquisitions. During the six months ended June 30, 2025, revenues in the United States increased to $1.398 billion as compared to $1.330 billion in the same period of the prior year.
During the three months ended June 30, 2025, the top three revenue contributing countries by client location in EMEA were the United Kingdom, Switzerland and Netherlands, generating $149.6 million, $110.1 million and $57.1 million in revenues, respectively compared to $127.8 million, $101.3 million, and $45.1 million, respectively, in the corresponding period last year. During the six months ended June 30, 2025, the United Kingdom, Switzerland and Germany performed as EMEA’s top revenue generating locations and contributed $294.2 million, $214.9 million, and $108.1 million, respectively, compared to $263.7 million, $199.8 million, and $100.0 million, respectively, in the corresponding period last year. Revenues in the EMEA region were positively impacted by acquisitions completed in 2024, increased spending at certain large accounts and changes in foreign currency exchange rates during the three and six months ended June 30, 2025 as compared to the same periods in the previous year.
During the three and six months ended June 30, 2025, revenues from clients in the APAC region increased by $3.1 million or 13.0% and $4.1 million or 8.7%, respectively, mainly due to growth in the Consumer Goods, Retail & Travel vertical compared to the corresponding periods of 2024.
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

During the three months ended June 30, 2025, cost of revenues (exclusive of depreciation and amortization) was $964.0 million representing an increase of 18.9% from $810.9 million in the corresponding period of 2024. The increase primarily resulted from the acquisitions of NEORIS and First Derivative in the fourth quarter of 2024 as well as higher levels of variable compensation expense during the second quarter of 2025 as compared to the corresponding period of 2024, partially offset by government incentives totaling $13.0 million recognized in the second quarter of 2025 related to conducting R&D activities in Poland. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 71.2% and 70.7% in the second quarter of 2025 and 2024, respectively. The year-over-year increase in the second quarter of 2025 as compared to the corresponding period of the prior year is primarily due to the acquisitions completed in 2024 and higher levels of variable compensation expense, partially offset by the recognition of government incentives related to conducting R&D activities in Poland.
During the six months ended June 30, 2025, cost of revenues (exclusive of depreciation and amortization) was $1.916 billion representing an increase of 16.5% from $1.645 billion in the corresponding period of 2024. The increase primarily resulted from the acquisitions of NEORIS and First Derivative in the fourth quarter of 2024 as well as higher levels of variable compensation expense during the first half of 2025 as compared to the corresponding period of 2024, partially offset by government incentives totaling $25.0 million recognized in the first six months of 2025 related to conducting R&D activities in Poland. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 72.2% and 71.2% for the six months ended June 30, 2025 and 2024, respectively. The year-over-year increase is primarily due to the 2024 compensation increases which we were not able to fully offset through pricing increases, the acquisitions completed in 2024 and higher levels of variable compensation expense, partially offset by the recognition of government incentives related to conducting R&D activities in Poland.
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
During the three months ended June 30, 2025, selling, general and administrative expenses were $231.7 million representing a 19.4% increase as compared to $194.1 million in the corresponding period of 2024. The increase in selling, general and administrative expenses was mainly driven by the acquisitions of NEORIS and First Derivative completed in the fourth quarter of 2024 as well as higher levels of variable compensation expense during the second quarter of 2025 as compared to the corresponding period of 2024. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 0.2% to 17.1% for the three months ended June 30, 2025 as compared to the same period from the prior year, primarily driven by an increase in severance partially offset by a decrease in personnel-related costs as a percentage of revenues.
During the six months ended June 30, 2025, selling, general and administrative expenses were $450.6 million representing a 14.8% increase as compared to $392.5 million in the corresponding period of 2024. The increase in selling, general and administrative expenses was mainly driven by the acquisitions of NEORIS and First Derivative completed in the fourth quarter of 2024. Expressed as a percentage of revenues, selling, general and administrative expenses remained consistent at 17.0% for the both six months ended June 30, 2025 and 2024.
Depreciation and Amortization Expense
During the three and six months ended June 30, 2025, depreciation and amortization expense was $31.3 million and $62.7 million, respectively, as compared to $21.1 million and $43.3 million, respectively, in the corresponding periods last year. The increase in depreciation and amortization expense during the three and six months ended June 30, 2025 was primarily the result of increased amortization of acquired finite-lived intangible assets largely resulting from the acquisitions of First Derivative and NEORIS in 2024, partially offset by lower depreciation on furniture, fixtures, other equipment and computer hardware. Expressed as a percentage of revenues, depreciation and amortization expense increased to 2.4% during both the three and six months ended June 30, 2025 as compared to 1.9% in both corresponding periods of 2024.

Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, and changes in the fair value of contingent consideration. Interest and other income, net was $3.5 million and $9.3 million during the three and six months ended June 30, 2025, respectively, compared to $12.0 million and $27.1 million during the three and six months ended June 30, 2024, respectively. The decrease in Interest and other income, net during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was largely driven by an $11.4 million decrease in interest income from our cash, cash equivalents and short-term investments, partially offset by a $1.7 million gain from the change in fair value of contingent consideration. The decrease in Interest and other income, net during the six months ended June 30, 2025 as compared to the three months ended June 30, 2024 was largely driven by a $23.5 million decrease in interest income from our cash, cash equivalents and short-term investments, partially offset by a $4.5 million gain from the change in fair value of contingent consideration.
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
Our effective tax rate was 28.9% and 26.0% for the three and six months ended June 30, 2025, respectively, and 26.3% and 16.5% for the three and six months ended June 30, 2024, respectively. We recorded a tax shortfall upon vesting or exercise of stock awards of $1.1 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively. We recorded a tax shortfall upon vesting or exercise of stock awards of $0.6 million and an excess tax benefit of $20.8 million during the six months ended June 30, 2025 and 2024, respectively.
On July 4, 2025, the U.S. federal government enacted tax reform legislation, commonly referred to as the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions that may affect our financial results. We are currently evaluating the full effects of the legislation on our estimated annual effective tax rate, income taxes payable and deferred taxes and do not expect the legislation to have a material impact on our financial statements.
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
Americas Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Americas segment for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas segment revenues	$787,400	$698,629	$1,564,568	$1,403,358
Less:
Cost of revenues (exclusive of depreciation and amortization)	544,768	476,917	1,095,617	962,406
Selling, general and administrative expenses	103,999	89,592	205,517	178,283
Depreciation and amortization expense	9,143	10,051	18,716	20,458
Americas segment operating profit	$129,490	$122,069	$244,718	$242,211
During the three months ended June 30, 2025, revenues for the Americas segment increased $88.8 million, or 12.7%, compared to the same period last year and segment operating profit increased $7.4 million, or 6.1%, compared to the same period last year. Acquisitions contributed $65.2 million to Americas segment revenues during the three months ended June 30, 2025. During the three months ended June 30, 2025, revenues from our Americas segment were 58.2% of total segment revenues, a decrease from 60.9% reported in the corresponding period of 2024. As a percentage of Americas segment revenues, the Americas segment’s operating profit decreased to 16.4% during the second quarter of 2025 from 17.5% in the second quarter of 2024. This decrease is primarily attributable to the impact of lower profitability from acquisitions completed in 2024 and an increase in variable compensation expense as a percentage of segment revenues during the second quarter of 2025 compared to the second quarter of 2024, partially offset by the recognition of government incentives related to conducting R&D activities in Poland and improved utilization.

During the six months ended June 30, 2025, revenues for the Americas segment increased $161.2 million, or 11.5%, compared to the same period last year and segment operating profit increased $2.5 million, or 1.0%, compared to the same period last year. Acquisitions contributed $145.2 million to Americas segment revenues during the six months ended June 30, 2025. During the six months ended June 30, 2025, revenues from our Americas segment were 58.9% of total segment revenues, a decrease from 60.7% reported in the corresponding period of 2024. As a percentage of Americas segment revenues, the Americas segment’s operating profit decreased to 15.6% during the six months ended June 30, 2025 from 17.3% in the six months ended June 30, 2024. This decrease is primarily attributable to the 2024 compensation increases which we were not able to fully offset through pricing increases, an increase in variable compensation expense as a percentage of segment revenues during the first six months of 2025 compared to the first six months of 2024 as well as the impact of lower profitability from acquisitions completed in 2024, partially offset by the recognition of government incentives related to conducting R&D activities in Poland and improved utilization.
The following table presents Americas segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Dollars	Percentage	2025	2024	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$148,552	$123,369	$25,183	20.4%	$297,902	$247,661	$50,241	20.3%
Software & Hi-Tech	144,310	128,261	16,049	12.5%	279,972	261,455	18,517	7.1%
Life Sciences & Healthcare	124,937	120,607	4,330	3.6%	250,916	242,324	8,592	3.5%
Consumer Goods, Retail & Travel	118,742	113,999	4,743	4.2%	233,417	231,690	1,727	0.7%
Business Information & Media	118,844	110,789	8,055	7.3%	232,064	217,481	14,583	6.7%
Emerging Verticals	132,015	101,604	30,411	29.9%	270,297	202,747	67,550	33.3%
Revenues	$787,400	$698,629	$88,771	12.7%	$1,564,568	$1,403,358	$161,210	11.5%
During the three and six months ended June 30, 2025, Financial Services was the largest industry vertical in the Americas segment and grew 20.4% and 20.3%, respectively, compared to the corresponding periods of 2024, benefiting from new revenues from clients gained through our 2024 acquisitions. Software & Hi-Tech grew 12.5% and 7.1% during the three and six months ended June 30, 2025, respectively, which was a result of the continued focus on engaging with our technology clients. Life Sciences & Healthcare grew 3.6% and 3.5% during the three and six months ended June 30, 2025, respectively, primarily due to increased demand from pharmaceutical, medical device and healthcare companies. Consumer Goods, Retail & Travel grew 4.2% and 0.7% during the three and six months ended June 30, 2025, respectively, primarily due to growth from our travel clients. Business Information & Media grew 7.3% and 6.7% during the three and six months ended June 30, 2025, respectively, primarily due to improvement in demand from clients in the publishing and entertainment sectors. Emerging Verticals grew 29.9% and 33.3% during the three and six months ended June 30, 2025, respectively, primarily due to revenues from clients gained through our 2024 acquisitions as well as growth from various clients in industries such as energy and manufacturing.
Europe Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Europe segment for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Europe segment revenues	$566,043	$447,968	$1,090,567	$908,704
Less:
Cost of revenues (exclusive of depreciation and amortization)	403,455	323,376	778,918	651,979
Selling, general and administrative expenses	77,528	65,891	151,044	132,567
Depreciation and amortization expense	4,294	5,249	8,502	11,040
Europe segment operating profit	$80,766	$53,452	$152,103	$113,118

During the three months ended June 30, 2025, Europe’s segment revenues were $566.0 million, representing an increase of $118.1 million, or 26.4%, from the same period last year. Acquisitions completed in the prior 12 months contributed $58.4 million to Europe segment revenues during the three months ended June 30, 2025. Revenues were positively impacted by changes in foreign currency exchange rates during the second quarter of 2025 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2024, we would have reported revenue growth of 21.3%. Europe’s segment revenues accounted for 41.8% and 39.1% of total segment revenues during the three months ended June 30, 2025 and 2024, respectively. During the second quarter of 2025, the segment’s operating profit increased 51.1% to $80.8 million compared to the second quarter of 2024. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 14.3% compared to 11.9% in the same period of the prior year. Segment operating profit as a percentage of revenues was positively impacted by the recognition of government incentives related to conducting R&D activities in Poland, changes in foreign exchange rates and results of Cost Optimization Programs combined with improved utilization, partially offset by an increase in variable compensation expense as a percentage of segment revenues during the second quarter of 2025 compared to the second quarter of 2024.
During the six months ended June 30, 2025, Europe’s segment revenues were $1.091 billion, representing an increase of $181.9 million, or 20.0%, from the same period last year. Acquisitions completed in the prior 12 months contributed $109.0 million to Europe segment revenues during the six months ended June 30, 2025. Europe’s segment revenues accounted for 41.1% and 39.3% of total segment revenues during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the segment’s operating profit increased 34.5% to $152.1 million compared to the corresponding period of 2024. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 13.9% compared to 12.4% in the same period of the prior year. Segment operating profit as a percentage of revenues was positively impacted by the recognition of government incentives related to conducting R&D activities in Poland, changes in foreign exchange rates and results of Cost Optimization Programs combined with improved utilization, partially offset by an increase in variable compensation expense as a percentage of segment revenues during the first six months of 2025 compared to the first six months of 2024.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Dollars	Percentage	2025	2024	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$179,761	$121,000	$58,761	48.6%	$344,376	$239,444	$104,932	43.8%
Consumer Goods, Retail & Travel	149,308	138,328	10,980	7.9%	290,145	279,767	10,378	3.7%
Software & Hi-Tech	60,361	40,561	19,800	48.8%	114,772	80,799	33,973	42.0%
Business Information & Media	51,549	54,973	(3,424)	(6.2)%	104,876	118,599	(13,723)	(11.6)%
Life Sciences & Healthcare	31,568	19,477	12,091	62.1%	60,543	37,969	22,574	59.5%
Emerging Verticals	93,496	73,629	19,867	27.0%	175,855	152,126	23,729	15.6%
Revenues	$566,043	$447,968	$118,075	26.4%	$1,090,567	$908,704	$181,863	20.0%
During the three and six months ended June 30, 2025, Financial Services was the largest industry vertical in the Europe segment and grew 48.6% and 43.8%, respectively, compared to the corresponding periods of 2024, benefiting from new revenues from clients that we gained as part of our 2024 acquisitions. During the three and six months ended June 30, 2025, revenues in Consumer Goods, Retail & Travel grew 7.9% and 3.7%, respectively, primarily due to improved demand from clients in the retail and consumer goods industries. During the three and six months ended June 30, 2025, revenues in Software & Hi-Tech grew 48.8% and 42.0%, respectively, primarily due to the expansion of services provided to one of our top 10 clients as well as the addition of several new clients in the past 12 months. During the three and six months ended June 30, 2025, revenues in Business Information & Media declined 6.2% and 11.6%, respectively, primarily due to decreased demand from two clients who were historically included in our top 10 clients. Revenues in Life Sciences & Healthcare grew 62.1% and 59.5%, respectively, during the three and six months ended June 30, 2025, primarily due to the growth experienced from clients in the pharmaceutical and medical devices sectors. Revenues in Emerging Verticals grew 27.0% and 15.6%, respectively, during the three and six months ended June 30, 2025, due to growth from various clients in industries such as energy, professional services and industrial materials. Emerging Verticals also benefited from new revenues from clients gained through our 2024 acquisitions.

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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, to repurchase shares and make investments to support the growth of our business. As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $1.041 billion, short-term investments totaling $5.0 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$77,360	$186,947
Net cash used in investing activities	(23,522)	(73,836)
Net cash used in financing activities	(353,569)	(338,161)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	55,820	(26,447)
Net decrease in cash, cash equivalents and restricted cash	(243,911)	(251,497)
Cash, cash equivalents and restricted cash, beginning of period	1,290,392	2,043,108
Cash, cash equivalents and restricted cash, end of period	$1,046,481	$1,791,611
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. Since the invasion of Ukraine in 2022, our operating activities included using cash on humanitarian efforts for Ukraine and geographic repositioning of our workforce. The first six months of 2025 were negatively impacted by a larger increase in days sales outstanding compared to the first six months of 2024 and higher payments for variable compensation as compared to the first six months of 2024, attributable to a higher level of financial performance for the year ended December 31, 2024.
Investing Activities
Our primary uses of cash in investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during the six months ended June 30, 2025 was primarily attributable to $19.2 million used for capital expenditures compared to $11.5 million used for capital expenditures in the corresponding period of 2024. During the six months ended June 30, 2025, $3.3 million was used for the acquisitions of businesses, net of cash acquired compared to $56.7 million used for the acquisitions of businesses, net of cash acquired in the corresponding period of 2024.

Financing Activities
Cash used in financing activities mainly consists of repurchasing shares of EPAM common stock under our share repurchase programs, payments of withholding taxes related to net share settlements of restricted stock units, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the purchases of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. During the first six months of 2025, our main use of cash in financing activities consisted of $354.9 million of payments to repurchase our common stock, compared to $335.1 million in the corresponding period of 2024. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans and proceeds from the purchase of shares under our ESPP of $34.6 million in the first six months of 2025, compared to $32.5 million received in the corresponding period of 2024.
Future Capital Requirements
We believe that our existing cash, cash equivalents and short-term investments, combined with our expected cash flow from operations will be sufficient to meet our projected operating and capital expenditure requirements for at least the next twelve months and that we possess the financial flexibility to execute our strategic objectives, including the ability to make acquisitions and strategic investments in the foreseeable future. However, the invasion of Ukraine, other various geopolitical events, and the related measures implemented to contain their impact, have caused and may continue to cause material disruptions in financial markets and economies. These disruptions may increase our costs of capital, decrease returns on investment, and otherwise adversely affect our business, results of operations, financial condition and liquidity.
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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2025, we had $39.1 million of cash and cash equivalents in banks in Ukraine and $37.2 million of cash and cash equivalents in banks in Belarus. We regularly monitor cash held in these countries and, to the extent the cash held exceeds the amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted new restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2025 and may prevent EPAM from distributing excess funds, if any, out of Belarus. We do not expect these new restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.

Trade receivables are generally dispersed across many clients operating in different industries; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of June 30, 2025. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs, Mexican pesos and Canadian dollars and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Mexican pesos, Swiss francs, Hungarian forints, Colombian pesos and Canadian dollars. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the three months ended June 30, 2025, approximately 39.7% of consolidated revenues and 63.0% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. As of June 30, 2025, all of EPAM’s foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
During the three months ended June 30, 2025, foreign exchange loss was $6.2 million compared to a gain of $1.2 million reported in the corresponding period last year. Foreign exchange loss was primarily driven by the impact of fluctuations in foreign currencies on our assets and liabilities denominated in foreign currencies. Exchange rate movements can impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
Management supplements results reported in accordance with United States generally accepted accounting principles, referred to as GAAP, with non-GAAP financial measures. Management believes these measures help illustrate underlying trends in our business and uses the measures to establish budgets and operational goals, communicated internally and externally, for managing our business and evaluating our performance. When important to management’s analysis, operating results are compared on the basis of “constant currency,” which is a non-GAAP financial measure. This measure excludes the effect of foreign currency exchange rate fluctuations by translating the current period revenues and expenses into U.S. dollars at the weighted average exchange rates of the prior period of comparison.
During the second quarter of 2025, we reported revenue growth of 18.0% compared to the second quarter of 2024. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2024, we would have reported revenue growth of 16.3%. Our revenues denominated in euro, British pounds, Swiss francs and Mexican peso experienced the most impact from the movements in foreign currencies. During the second quarter of 2025, we reported an increase in income from operations of 4.9% compared to the second quarter of 2024. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2024, we would have reported a decrease in income from operations of 2.5%. Income from operations was most significantly impacted by the movements of the euro, Mexican peso, Indian rupee, British pound, and Polish zloty exchange rates during the second quarter of 2025 compared to the same period in the prior year.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
April 1 to April 30, 2025	—	$—	—	$277,045
May 1 to May 31, 2025	913	$180.49	913	$112,196
June 1 to June 30, 2025	174	$172.65	174	$82,104
Total	1,087		1,087
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

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

Date: August 7, 2025

EPAM SYSTEMS, INC.

By:	/s/ Arkadiy Dobkin
Name: Arkadiy Dobkin
Title: Chairman, Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)