Form 10-Q
period 2025-09-30
EPAM Systems, Inc.
filed 2025-11-06
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of October 31, 2025
Common Stock, par value $0.001 per share	55,242,618 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of September 30, 2025	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,239,136	$1,286,267
Trade receivables and contract assets, net of allowance of $4,481 and $5,612, respectively	1,130,496	1,002,175
Prepaid and other current assets	154,408	137,806
Total current assets	2,524,040	2,426,248
Property and equipment, net	198,821	207,667
Operating lease right-of-use assets, net	123,439	128,244
Intangible assets, net	419,806	436,418
Goodwill	1,208,912	1,181,575
Deferred tax assets	235,318	269,799
Other noncurrent assets	132,964	100,522
Total assets	$4,843,300	$4,750,473

Liabilities
Current liabilities
Accounts payable	$42,981	$44,702
Accrued compensation and benefits expenses	543,738	484,952
Accrued expenses and other current liabilities	188,591	201,356
Income taxes payable, current	19,492	50,395
Operating lease liabilities, current	40,460	39,634
Total current liabilities	835,262	821,039
Long-term debt	25,036	25,194
Operating lease liabilities, noncurrent	89,721	98,426
Deferred tax liabilities, noncurrent	96,956	92,362
Other noncurrent liabilities	69,482	82,301
Total liabilities	1,116,457	1,119,322
Commitments and contingencies (Note 15)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 55,214 shares issued and outstanding at September 30, 2025, and 56,869 shares issued and outstanding at December 31, 2024	55	57
Additional paid-in capital	1,329,512	1,190,222
Retained earnings	2,384,297	2,555,796
Accumulated other comprehensive income/(loss)	12,397	(116,864)
Total EPAM Systems, Inc. stockholders’ equity	3,726,261	3,629,211
Noncontrolling interest in consolidated subsidiaries	582	1,940
Total equity	3,726,843	3,631,151
Total liabilities and equity	$4,843,300	$4,750,473
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$1,394,373	$1,167,527	$4,049,508	$3,479,589
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	983,169	763,992	2,899,189	2,409,183
Selling, general and administrative expenses	234,948	206,820	685,546	599,331
Depreciation and amortization expense	31,313	19,736	94,024	63,003
Income from operations	144,943	176,979	370,749	408,072
Interest and other income, net	2,302	13,347	11,635	40,425
Foreign exchange loss	(3,627)	(710)	(20,581)	(1,416)
Income before provision for income taxes	143,618	189,616	361,803	447,081
Provision for income taxes	36,802	53,270	93,479	95,847
Net income	$106,816	$136,346	$268,324	$351,234

Net income per share:
Basic	$1.92	$2.40	$4.77	$6.11
Diluted	$1.91	$2.37	$4.75	$6.04
Shares used in calculation of net income per share:
Basic	55,557	56,910	56,214	57,445
Diluted	55,817	57,425	56,534	58,166

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$106,816	$136,346	$268,324	$351,234
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(925)	30,774	111,846	6,413
Unrealized (loss)/gain on hedging instruments	(8,127)	(1,994)	16,738	(8,334)
Defined benefit plans	135	126	677	444
Other comprehensive (loss)/income	(8,917)	28,906	129,261	(1,477)
Comprehensive income	$97,899	$165,252	$397,585	$349,757

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-Controlling Interest in Consolidated Subsidiaries	Total Equity
	Shares	Amount
Balance, January 1, 2025	56,869	$57	$1,190,222	$2,555,796	$(116,864)	$1,940	$3,631,151
Restricted stock units vested	315	—	—	—	—	—	—
Equity withheld for employee taxes	(117)	—	(21,455)	—	—	—	(21,455)
Stock issued in connection with Other 2021 acquisitions	2	—	375	—	—	—	375
Stock-based compensation expense	—	—	46,885	—	—	—	46,885
Exercise of stock options	353	—	19,448	—	—	—	19,448
Repurchase of common stock, including excise tax	(796)	—	—	(160,323)	—	—	(160,323)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(1,358)	(1,358)
Other comprehensive income	—	—	—	—	55,011	—	55,011
Net income	—	—	—	73,482	—	—	73,482
Balance, March 31, 2025	56,626	$57	$1,235,475	$2,468,955	$(61,853)	$582	$3,643,216
Restricted stock units vested	54	—	—	—	—	—	—
Equity withheld for employee taxes	(16)	—	(2,420)	—	—	—	(2,420)
Stock-based compensation expense	—	—	37,914	—	—	—	37,914
Exercise of stock options	12	—	891	—	—	—	891
Issuance of common stock from employee stock purchase plan	107	—	14,207	—	—	—	14,207
Repurchase of common stock, including excise tax	(1,087)	(1)	—	(196,638)	—	—	(196,639)
Other comprehensive income	—	—	—	—	83,167	—	83,167
Net income	—	—	—	88,026	—	—	88,026
Balance, June 30, 2025	55,696	$56	$1,286,067	$2,360,343	$21,314	$582	$3,668,362
Restricted stock units vested	10	—	—	—	—	—	—
Equity withheld for employee taxes	(4)	—	(665)	—	—	—	(665)
Stock-based compensation expense	—	—	43,651	—	—	—	43,651
Exercise of stock options	5	—	459	—	—	—	459
Repurchase of common stock, including excise tax	(493)	(1)	—	(82,862)	—	—	(82,863)
Other comprehensive loss	—	—	—	—	(8,917)	—	(8,917)
Net income	—	—	—	106,816	—	—	106,816
Balance, September 30, 2025	55,214	$55	$1,329,512	$2,384,297	$12,397	$582	$3,726,843

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)
(Continued)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-Controlling Interest in Consolidated Subsidiaries	Total Equity
	Shares	Amount
Balance, January 1, 2024	57,787	$58	$1,008,766	$2,501,107	$(39,040)	$579	$3,471,470
Restricted stock units vested	261	—	—	—	—	—	—
Equity withheld for employee taxes	(88)	—	(26,012)	—	—	—	(26,012)
Stock-based compensation expense	—	—	41,642	—	—	—	41,642
Exercise of stock options	369	—	15,251	—	—	—	15,251
Repurchase of common stock	(396)	—	—	(120,593)	—	—	(120,593)
Other comprehensive loss	—	—	—	—	(22,312)	(4)	(22,316)
Net income	—	—	—	116,243	—	—	116,243
Balance, March 31, 2024	57,933	$58	$1,039,647	$2,496,757	$(61,352)	$575	$3,475,685
Restricted stock units vested	69	—	—	—	—	—	—
Equity withheld for employee taxes	(18)	—	(4,577)	—	—	—	(4,577)
Stock-based compensation expense	—	—	35,285	—	—	—	35,285
Exercise of stock options	23	—	1,339	—	—	—	1,339
Issuance of common stock from employee stock purchase plan	85	—	15,717	—	—	—	15,717
Repurchase of common stock, including excise tax	(1,160)	(1)	—	(216,070)	—	—	(216,071)
Contributions to consolidated subsidiary from noncontrolling interest	—	—	—	—	—	7	7
Other comprehensive loss	—	—	—	—	(8,071)	—	(8,071)
Net income	—	—	—	98,645	—	—	98,645
Balance, June 30, 2024	56,932	$57	$1,087,411	$2,379,332	$(69,423)	$582	$3,397,959
Restricted stock units vested	7	—	—	—	—	—	—
Equity withheld for employee taxes	(3)	—	(611)	—	—	—	(611)
Stock-based compensation expense	—	—	41,136	—	—	—	41,136
Exercise of stock options	17	—	1,302	—	—	—	1,302
Repurchase of common stock, including excise tax	(245)	—	—	(50,409)	—	—	(50,409)
Other comprehensive income	—	—	—	—	28,906	—	28,906
Net income	—	—	—	136,346	—	—	136,346
Balance, September 30, 2024	56,708	$57	$1,129,238	$2,465,269	$(40,517)	$582	$3,554,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$268,324	$351,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,024	63,003
Operating lease right-of-use assets amortization expense	30,939	28,051
Bad debt recovery	(31)	(3,071)
Deferred taxes	3,206	(24,888)
Stock-based compensation expense	131,618	122,599
Other	8,359	7,110
Changes in assets and liabilities:
Trade receivables and contract assets	(91,758)	(22,791)
Prepaid and other assets	5,382	(52,167)
Accounts payable	(5,262)	(4,611)
Accrued expenses and other liabilities	21,862	17,262
Operating lease liabilities	(32,856)	(29,604)
Income taxes payable	(61,763)	(23,218)
Net cash provided by operating activities	372,044	428,909
Cash flows from investing activities:
Purchases of property and equipment	(27,462)	(16,419)
Purchases of short-term investments	(1,966)	(1,872)
Proceeds from short-term investments	—	41,509
Acquisition of business, net of cash acquired (Note 3)	(3,344)	(57,065)
Purchases of non-marketable securities	(720)	(6,927)
Proceeds from non-marketable securities	2,913	—
Other investing activities, net	(2,223)	1,674
Net cash used in investing activities	(32,802)	(39,100)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	35,037	33,781
Payments of withholding taxes related to net share settlements of restricted stock units	(24,421)	(32,465)
Repayment of debt	(1,842)	(1,497)
Repurchase of common stock	(438,633)	(385,025)
Payment of contingent consideration for previously acquired businesses	(6,238)	(4,750)
Purchase of subsidiary shares from noncontrolling interest	(1,358)	—
Other financing activities, net	(1,764)	(1,711)
Net cash used in financing activities	(439,219)	(391,667)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	53,100	(543)
Net decrease in cash, cash equivalents and restricted cash	(46,877)	(2,401)
Cash, cash equivalents and restricted cash, beginning of period	1,290,392	2,043,108
Cash, cash equivalents and restricted cash, end of period	$1,243,515	$2,040,707

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of September 30, 2025	As of December 31, 2024
Balance sheet classification
Cash and cash equivalents	$1,239,136	$1,286,267
Restricted cash in Prepaid and other current assets	418	837
Restricted cash in Other noncurrent assets	3,961	3,288
Total restricted cash	4,379	4,125
Total cash, cash equivalents and restricted cash	$1,243,515	$1,290,392

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2025 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds the amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. As of September 30, 2025, the Company had $44.7 million of cash and cash equivalents in banks in Ukraine and $24.6 million of cash and cash equivalents in banks in Belarus. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
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

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally in euros, British pounds, Swiss francs, Mexican pesos and Canadian dollars and incurs expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Mexican pesos, Colombian pesos, Hungarian forints, Swiss francs, and Canadian dollars. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. See Note 6 “Derivative Financial Instruments” for further information on the Company’s hedging program.
Interest rate risk — The Company is exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from variable rates related to cash and cash equivalent deposits, short-term investments and the Company’s borrowings, mainly under the 2021 Credit Agreement (and 2025 Credit Agreement subsequent to October 3, 2025), which is subject to a variety of rates depending on the type and timing of funds borrowed (See Note 8 “Debt”). The Company does not believe it is exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update is intended to modernize software accounting guidance by removing references to software development project stages and requiring entities to capitalize software costs when management has (i) authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the timing and impact of adopting this ASU.
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. As of September 30, 2025, the Company had $58.2 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.3 million, laptops with a net book value of $3.8 million, most of which are in the possession of employees, various office furniture, equipment and supplies with a net book value of $2.0 million, and leasehold improvements located throughout Ukraine with a net book value of $0.1 million. Additionally, as of September 30, 2025, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $3.9 million. Through the issuance date of these interim financial statements, the Company is not aware of any significant damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.

On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground. The Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the three and nine months ended September 30, 2025, the Company expensed $4.0 million and $12.2 million, respectively, related to this commitment. Of the expensed amounts for the three and nine months ended September 30, 2025, $0.6 million and $1.8 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $3.4 million and $10.4 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. During the three and nine months ended September 30, 2024, the Company expensed $3.6 million and $9.5 million, respectively, related to this commitment. Of the expensed amounts for the three and nine months ended September 30, 2024, $0.6 million and $1.8 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $3.0 million and $7.7 million, respectively, is classified in Selling, general and administrative expenses on the condensed consolidated financial statements. As of September 30, 2025, the Company has approximately $12.5 million remaining to be expensed under this humanitarian commitment.
3.ACQUISITIONS
2025 Acquisition - During the nine months ended September 30, 2025, the Company completed one acquisition with a total purchase price of $8.8 million including contingent consideration with acquisition-date fair value of $0.9 million. This acquisition expanded EPAM’s AI-enabled business operations capabilities, as well as added $4.0 million of intangible assets, consisting of customer relationships. Pro forma results of operations have not been presented because the effect of these acquisitions on the Company’s condensed consolidated financial statements was not material.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each respective acquisition and updated for any changes as of September 30, 2025:

	First Derivative	NEORIS
Cash and cash equivalents	$9,160	$63,470
Trade receivables and contract assets	46,410	79,474
Prepaid and other current assets	10,427	8,390
Goodwill	171,368	401,314
Intangible assets	124,809	259,000
Property and equipment and other noncurrent assets	3,999	22,188
Total assets acquired	$366,173	$833,836
Accounts payable, accrued expenses and other current liabilities	$31,560	$130,510
Other noncurrent liabilities	33,290	79,545
Total liabilities assumed	$64,850	$210,055
Noncontrolling interest in consolidated subsidiaries	—	1,358
Net assets acquired	$301,323	$622,423

During the nine months ended September 30, 2025, the Company recorded an increase to purchase price of $0.6 million for First Derivative related to the completion of purchase price adjustments for cash, indebtedness, and net working capital and also adjusted certain working capital accounts resulting in a combined increase in the value of acquired goodwill of $0.9 million. For the acquisition of First Derivative, the estimated fair values of the assets acquired and liabilities assumed are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. The effect of adjustments recorded during the nine months ended September 30, 2025 that would have been recognized in a prior period if the adjustments to the preliminary amounts had been recognized as of the acquisition date of First Derivative was not material.
During the nine months ended September 30, 2025, the Company recorded a reduction to purchase price of $3.9 million for NEORIS related to the completion of purchase price adjustments for cash, indebtedness, and net working capital and also adjusted the fair value of assumed contingent consideration and certain working capital accounts resulting in a combined decrease in the value of acquired goodwill of $5.4 million. For the acquisition of NEORIS, the estimated fair values of the assets acquired, liabilities assumed and noncontrolling interest are provisional and based on the information that was available as of the acquisition date. The Company expects to complete the purchase price allocations as soon as practicable but no later than one year from the acquisition date. The effect of adjustments recorded during the nine months ended September 30, 2025 that would have been recognized in a prior period if the adjustments to the preliminary amounts had been recognized as of the acquisition date of NEORIS was not material.
As of September 30, 2025, the following table presents the estimated fair values and useful lives of intangible assets acquired from First Derivative and NEORIS:

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
4.GOODWILL
Goodwill by reportable segment was as follows:

	Americas	Europe	Total
Balance as of January 1, 2025	$652,066	$529,509	$1,181,575
2025 Acquisition	3,197	—	3,197
NEORIS purchase accounting adjustments	(4,460)	(982)	(5,442)
First Derivative purchase accounting adjustments	195	730	925
Other 2024 Acquisitions purchase accounting adjustments	368	392	760
Effect of net foreign currency exchange rate changes	872	27,025	27,897
Balance as of September 30, 2025	$652,238	$556,674	$1,208,912

There were no accumulated impairment losses in the Americas or Europe reportable segments as of September 30, 2025 or December 31, 2024.
5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following table presents the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

	As of September 30, 2025
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$10,623	$—	$10,623	$—
Total assets measured at fair value on a recurring basis	$10,623	$—	$10,623	$—

Foreign exchange derivative liabilities	$3,506	$—	$3,506	$—
Contingent consideration liabilities	22,942	—	—	22,942
Total liabilities measured at fair value on a recurring basis	$26,448	$—	$3,506	$22,942
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

A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the nine months ended September 30, 2025 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2025	$32,978
Acquisition date fair value of contingent consideration - 2025 Acquisition	935
NEORIS purchase accounting adjustment	(1,529)
Changes in fair value of contingent consideration included in Interest and other income, net	(426)
Payment of contingent consideration for previously acquired businesses	(9,266)
Effect of foreign currency exchange rate changes, net	250
Contingent consideration liabilities as of September 30, 2025	$22,942

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Financial Assets:
Cash equivalents:
Money market funds	$5,350	$5,350	$5,350	$—	$—
Time deposits	39,526	39,526	—	39,526	—
Total cash equivalents	$44,876	$44,876	$5,350	$39,526	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$34,401	$34,401	$—	$34,401	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$5,200	$5,200	$5,200	$—	$—
Time deposits	16,907	16,907	—	16,907	—
Total cash equivalents	$22,107	$22,107	$5,200	$16,907	$—
Financial Liabilities:
Borrowings under the 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisition	$33,187	$33,187	$—	$33,187	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $36.5 million and $38.5 million as of September 30, 2025 and December 31, 2024, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

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
As of September 30, 2025, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 were as follows:

		As of September 30, 2025		As of December 31, 2024
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$10,623		$—
	Accrued expenses and other current liabilities		$3,506		$14,650

7.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 6.3 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were not material for the three and nine months ended September 30, 2025 and 2024.
During the three and nine months ended September 30, 2025 and 2024, the components of lease cost were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Classification	2025	2024	2025	2024
Operating lease cost	Selling, general and administrative expenses	$11,859	$10,893	$35,343	$32,579
Variable lease cost	Selling, general and administrative expenses	3,112	2,913	9,287	7,981
Short-term lease cost	Selling, general and administrative expenses	1,237	881	3,445	2,787
Total lease cost		$16,208	$14,687	$48,075	$43,347
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12,703	$11,683	$37,349	$34,308
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$251	$837	$8,621	$11,823
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$4,048	$5,103	$8,039	$11,342
Operating lease liabilities	$4,045	$5,245	$8,015	$11,376

Weighted average remaining lease term and discount rate as of September 30, 2025 and 2024 were as follows:

	As of September 30, 2025	As of September 30, 2024
Weighted average remaining lease term, in years:
Operating leases	3.9	4.6
Weighted average discount rate:
Operating leases	4.8%	4.3%
As of September 30, 2025, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2025 (excluding nine months ended September 30, 2025)	$12,154
2026	42,959
2027	32,538
2028	25,754
2029	15,021
Thereafter	13,235
Total lease payments	141,661
Less: imputed interest	(11,480)
Total	$130,181
The Company had committed to payments of $7.0 million related to operating lease agreements that had not yet commenced as of September 30, 2025. These operating leases will commence on various dates during 2025 and 2026 with lease terms ranging from 6.0 to 7.0 years. The Company did not have any material finance lease agreements that had not yet commenced.
8.DEBT
Revolving Credit Facility — On October 21, 2021, the Company replaced its 2017 credit facility with a new unsecured credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Santander Bank, N.A.; and Raiffeisen Bank International AG (collectively the “Lenders”). The 2021 Credit Agreement provided for a revolving credit facility (the “2021 Revolving Facility”) with a borrowing capacity of $700.0 million, with the potential to increase the borrowing capacity up to $1,000.0 million if certain conditions were met. The 2021 Credit Agreement was scheduled to mature on October 21, 2026.
Borrowings under the 2021 Revolving Facility could have been denominated in U.S. dollars or up to a maximum of $150.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may have been approved by the administrative agent and the Lenders. Borrowings under the 2021 Revolving Facility bore interest at either a base rate or euro-rate plus a margin based on the Company’s leverage ratio. The base rate was equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. As of September 30, 2025, the Company’s outstanding borrowings were subject to a SOFR-based interest rate, which reset regularly at issuance, based on lending terms.
The 2021 Credit Agreement included customary business and financial covenants that may have restricted the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or an actual event of default had occurred or would have been triggered. As of September 30, 2025, the Company was in compliance with all covenants contained in the 2021 Credit Agreement.

The following table presents the outstanding debt and borrowing capacity of the Company under the 2021 Credit Agreement:

	As of September 30, 2025	As of December 31, 2024
Outstanding debt	$25,000	$25,000
Interest rate	5.1%	5.4%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000
On October 3, 2025, the Company entered into an amended and restated credit agreement (the “2025 Credit Agreement”) with a syndicate of lenders that replaced the 2021 Credit Agreement. The 2025 Credit Agreement provides for a revolving credit facility (the “2025 Revolving Facility”) with a borrowing capacity of $700.0 million, with the potential to increase the borrowing capacity up to $1,200.0 million if lenders agree to increase their commitments and the Company satisfies certain conditions. The 2025 Credit Agreement matures on October 3, 2030.
Borrowings under the 2025 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $250.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the lenders. Borrowings under the 2025 Revolving Facility bear interest at either a base rate or an alternative benchmark index for borrowings in currencies other than U.S. dollars. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. The 2025 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or actual event of default has occurred or would be triggered.

9.COST OPTIMIZATION PROGRAMS
During the quarter ended June 30, 2025, the Company initiated the 2025 Cost Optimization Program to improve utilization and profitability. This program is expected to include workforce reductions. The Company expects to complete all restructuring actions commenced under the 2025 Cost Optimization Program by the end of the first quarter of 2026 and to incur additional charges of approximately $14.0 million. The actual amount and timing of severance and other costs are dependent in part upon local country consultation processes and regulations and may differ from our current expectations and estimates.
During the quarter ended June 30, 2024, the Company initiated the 2024 Cost Optimization Program to streamline operations and optimize corporate functions. This program included workforce reductions and contract terminations. As of June 30, 2025, the Company had completed all restructuring actions commenced under the 2024 Cost Optimization Program.
During the quarter ended September 30, 2023, the Company initiated the 2023 Cost Optimization Program to streamline operations and optimize corporate functions. This program included workforce reductions and closure of underutilized facilities. As of June 30, 2024, the Company had completed all restructuring actions commenced under the 2023 Cost Optimization Program.
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

Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2024	Charges	Payments Made	Balance at September 30, 2025
2025 Cost Optimization Program
Employee separation costs	$—	$26,725	$(20,991)	$5,734
2024 Cost Optimization Program
Employee separation costs	1,763	6,057	(7,266)	554
Total	$1,763	$32,782	$(28,257)	$6,288

	Balance at December 31, 2023	Charges	Payments Made	Balance at September 30, 2024
2024 Cost Optimization Program
Employee separation costs	$—	$17,132	$(13,506)	$3,626
Contract termination charges	—	286	—	286
2023 Cost Optimization Program
Employee separation costs	6,966	9,015	(15,981)	—
Total	$6,966	$26,433	$(29,487)	$3,912

10.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by client location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$757,980	$50,650	$808,630
EMEA	41,278	514,461	555,739
APAC	611	29,393	30,004
Revenues	$799,869	$594,504	$1,394,373

	Nine Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$2,251,226	$139,122	$2,390,348
EMEA	112,100	1,465,563	1,577,663
APAC	1,111	80,386	81,497
Revenues	$2,364,437	$1,685,071	$4,049,508

	Three Months Ended September 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$669,582	$27,585	$697,167
EMEA	34,679	410,188	444,867
APAC	352	25,141	25,493
Revenues	$704,613	$462,914	$1,167,527

	Nine Months Ended September 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$2,002,942	$78,344	$2,081,286
EMEA	103,220	1,222,215	1,325,435
APAC	1,809	71,059	72,868
Revenues	$2,107,971	$1,371,618	$3,479,589
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$150,573	$187,228	$337,801
Consumer Goods, Retail & Travel	122,673	153,354	276,027
Software & Hi-Tech	143,191	68,965	212,156
Business Information & Media	116,848	50,782	167,630
Life Sciences & Healthcare	124,943	34,251	159,194
Emerging Verticals	141,641	99,924	241,565
Revenues	$799,869	$594,504	$1,394,373

	Nine Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$448,475	$531,604	$980,079
Consumer Goods, Retail & Travel	356,090	443,499	799,589
Software & Hi-Tech	423,163	183,737	606,900
Business Information & Media	348,912	155,658	504,570
Life Sciences & Healthcare	375,859	94,794	470,653
Emerging Verticals	411,938	275,779	687,717
Revenues	$2,364,437	$1,685,071	$4,049,508

	Three Months Ended September 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$129,339	$125,296	$254,635
Consumer Goods, Retail & Travel	107,866	143,259	251,125
Software & Hi-Tech	131,145	46,928	178,073
Business Information & Media	115,121	52,273	167,394
Life Sciences & Healthcare	120,659	21,675	142,334
Emerging Verticals	100,483	73,483	173,966
Revenues	$704,613	$462,914	$1,167,527

	Nine Months Ended September 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$377,000	$364,740	$741,740
Consumer Goods, Retail & Travel	339,556	423,026	762,582
Software & Hi-Tech	392,600	127,727	520,327
Business Information & Media	332,602	170,872	503,474
Life Sciences & Healthcare	362,983	59,644	422,627
Emerging Verticals	303,230	225,609	528,839
Revenues	$2,107,971	$1,371,618	$3,479,589
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$662,650	$456,410	$1,119,060
Fixed-price	131,497	136,602	268,099
Licensing and other revenues	5,722	1,492	7,214
Revenues	$799,869	$594,504	$1,394,373

	Nine Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$1,957,852	$1,290,314	$3,248,166
Fixed-price	387,803	390,457	778,260
Licensing and other revenues	18,782	4,300	23,082
Revenues	$2,364,437	$1,685,071	$4,049,508

	Three Months Ended September 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$596,111	$372,056	$968,167
Fixed-price	102,239	89,276	191,515
Licensing and other revenues	6,263	1,582	7,845
Revenues	$704,613	$462,914	$1,167,527

	Nine Months Ended September 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-material	$1,793,852	$1,099,462	$2,893,314
Fixed-price	296,602	266,888	563,490
Licensing and other revenues	17,517	5,268	22,785
Revenues	$2,107,971	$1,371,618	$3,479,589
Timing of Revenue Recognition
The following tables present the timing of revenue recognition reconciled with the Company’s reportable segments (Note 16 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$795,809	$594,377	$1,390,186
Transferred at a point of time	4,060	127	4,187
Revenues	$799,869	$594,504	$1,394,373

	Nine Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,349,990	$1,684,331	$4,034,321
Transferred at a point of time	14,447	740	15,187
Revenues	$2,364,437	$1,685,071	$4,049,508

	Three Months Ended September 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$701,014	$461,923	$1,162,937
Transferred at a point of time	3,599	991	4,590
Revenues	$704,613	$462,914	$1,167,527

	Nine Months Ended September 30, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Timing of Revenue Recognition
Transferred over time	$2,097,251	$1,368,155	$3,465,406
Transferred at a point of time	10,720	3,463	14,183
Revenues	$2,107,971	$1,371,618	$3,479,589
During the three and nine months ended September 30, 2025, the Company recognized $21.6 million and $15.5 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $1.6 million and $15.0 million during the three and nine months ended September 30, 2024, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of September 30, 2025. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$39,346	$2,506	$—	$—	$41,852
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of September 30, 2025	As of December 31, 2024
Contract assets included in Trade receivables and contract assets, net	$76,796	$52,897
Contract liabilities included in Accrued expenses and other current liabilities	$43,884	$59,321
Contract liabilities included in Other noncurrent liabilities	$630	$741
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
During the three and nine months ended September 30, 2025, the Company recognized $7.3 million and $47.6 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized $2.9 million and $20.3 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2023.
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

During the three and nine months ended September 30, 2025, the Company recognized benefits of $13.2 million and $38.2 million, respectively, related to R&D activities completed in Poland which were recorded as a reduction to Cost of revenues in the condensed consolidated statement of income. During the three and nine months ended September 30, 2024, the Company recognized benefits of $52.0 million of which $22.9 million related to 2023 R&D activities and $29.1 million related to R&D activities completed during the first nine months of 2024 which were recorded as a reduction to Cost of revenues in the condensed consolidated statements of income. As of September 30, 2025, $12.7 million of benefits were included in Prepaid and other current assets and $71.0 million of benefits were included in Other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive. As of December 31, 2024, $23.1 million of benefits were included in Prepaid and other current assets and $34.3 million of benefits were included in Other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive.
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
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues (exclusive of depreciation and amortization)	$21,149	$19,576	$63,233	$58,870
Selling, general and administrative expenses	23,455	22,548	68,385	63,729
Total	$44,604	$42,124	$131,618	$122,599
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2025	1,206	$165.78
Options exercised	(390)	$62.64
Options forfeited	(25)	$296.29
Options expired	(14)	$393.62
Options outstanding at September 30, 2025	777	$209.25	$14,705	4.3

Options vested and exercisable as of September 30, 2025	658	$193.91	$14,705	3.7
Options expected to vest as of September 30, 2025	115	$294.30	$—	7.7
As of September 30, 2025, $7.5 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 1.8 years.

Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2025:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2025	1,212	$288.12	89	$298.84
Awards granted	838	$181.87	52	$182.72
Awards modified	(2)	$301.10	2	$185.73
Awards vested	(376)	$295.98	(36)	$303.25
Awards forfeited/cancelled	(111)	$241.32	(2)	$267.29
Unvested service-based awards outstanding at September 30, 2025	1,561	$232.50	105	$239.07
As of September 30, 2025, $248.0 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.
As of September 30, 2025, $12.6 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.5 years.
The liability associated with the service-based liability-classified RSUs as of September 30, 2025 and December 31, 2024, was $1.6 million and $4.8 million, respectively, and was classified as Accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s performance-based awards for the nine months ended September 30, 2025:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2025	62	$310.37
Awards granted	88	$211.02
Awards vested	(4)	$488.48
Awards forfeited/cancelled	(17)	$262.18
Unvested performance-based awards outstanding at September 30, 2025	129	$244.54
In addition, as of September 30, 2025, the Company has issued 97 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined and these awards are not reflected in the table above.
As of September 30, 2025, $15.5 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.8 years.

During the three months ended March 31, 2025 and March 31, 2024, the Company granted to its named executive officers and certain other members of senior management performance-based equity-classified RSU awards that vest after 3 years, contingent on meeting certain financial performance targets, market conditions and continued service. The financial performance targets are set by the Compensation Committee of the Board of Directors at the beginning of each year. For the portion of the awards subject to market conditions, fair value was determined using a Monte Carlo valuation model. The portion of the awards associated with financial performance in future years for which the financial performance targets have not yet been determined are not considered granted for accounting purposes. There were 71 thousand such awards as of September 30, 2025.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“ESPP”) enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the nine months ended September 30, 2025, the ESPP participants purchased 107 thousand shares of common stock under the ESPP. During the nine months ended September 30, 2024, the ESPP participants purchased 85 thousand shares of common stock under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and nine months ended September 30, 2025, the Company recognized $2.5 million and $7.5 million, respectively, of stock-based compensation expense related to the ESPP. For the three and nine months ended September 30, 2024, the Company recognized $2.3 million and $7.5 million, respectively, of stock-based compensation expense related to the ESPP. As of September 30, 2025, total unrecognized stock-based compensation cost related to the ESPP was $0.9 million, which is expected to be recognized over a period of 0.1 years.
Share Repurchases
On August 1, 2024, the Board of Directors authorized a share repurchase program (the “2024 Repurchase Program”) for up to $500.0 million of the Company's outstanding common stock. The Company could repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases depended upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. As of September 30, 2025, the Company exhausted the $500.0 million available for purchases of the Company’s common stock under the 2024 Repurchase Program. Prior to the authorization of the 2024 Repurchase Program, the Company repurchased common stock under the 2023 Repurchase Program and exhausted the $500.0 million authorized under that program as of June 30, 2024.
During the three and nine months ended September 30, 2025, the Company repurchased 493 thousand and 2,376 thousand shares of its common stock for $82.1 million and $437.0 million, respectively, in cash. During the three and nine months ended September 30, 2024, the Company repurchased 245 thousand and 1,801 thousand shares of its common stock for $50.0 million and $385.0 million, respectively, in cash. All of the repurchased shares have been retired.
On October 16, 2025, the Board of Directors authorized a new share repurchase program (the “2025 Repurchase Program”) for up to $1,000.0 million of the Company’s outstanding common stock. The Company may repurchase shares of its common stock on a discretionary basis from time to time through open-market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of common stock.

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

The Company’s worldwide effective tax rate for the three months ended September 30, 2025 and 2024 was 25.6% and 28.1%, respectively, and 25.8% and 21.4% during the nine months ended September 30, 2025 and 2024, respectively. The Company recorded a tax shortfall upon vesting or exercise of stock awards of $0.2 million and $0.8 million during the three and nine months ended September 30, 2025, respectively. The Company recorded a tax shortfall upon vesting or exercise of stock awards of $0.3 million during the three months ended September 30, 2024 and excess tax benefits upon vesting or exercise of stock awards of $20.5 million during the nine months ended September 30, 2024. The effective tax rate during the three and nine months ended September 30, 2024 was negatively impacted by the accounting treatment of the receipt of government incentives related to conducting R&D activities in Poland, which resulted in a 2.3% and 1.0% increase in the effective tax rate, respectively, and the non-deductibility of certain acquisition costs for tax purposes which resulted in a 1.4% and 0.6% increase in the effective tax rate, respectively.
On July 4, 2025, the U.S. federal government enacted tax reform legislation, commonly referred to as the One Big Beautiful Bill Act (“the Act”), which includes a broad range of tax reform provisions. The tax law changes included in the Act did not have a material impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025; however, the Company expects an acceleration of certain deductions resulting in a $26.2 million reduction in cash tax payments associated with the 2025 tax year.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$106,816	$136,346	$268,324	$351,234
Numerator for basic and diluted earnings per share	$106,816	$136,346	$268,324	$351,234

Denominator:
Weighted average common shares for basic earnings per share	55,557	56,910	56,214	57,445
Net effect of dilutive stock options, restricted stock units, restricted stock awards and stock issuable under the ESPP	260	515	320	721
Weighted average common shares for diluted earnings per share	55,817	57,425	56,534	58,166

Net income per share:
Basic	$1.92	$2.40	$4.77	$6.11
Diluted	$1.91	$2.37	$4.75	$6.04
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1,156 thousand and 1,184 thousand during the three and nine months ended September 30, 2025, respectively.
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
Ukraine Humanitarian Commitment — On March 4, 2022, EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. As of September 30, 2025, the Company has $12.5 million remaining to be expensed related to this humanitarian commitment. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitment to humanitarian aid for Ukraine.
Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the years ended December 31, 2023 and 2024. As of September 30, 2025, the undiscounted deferred consideration amounts owed totaled approximately $35.2 million and are expected to be paid as follows: $17.1 million during the remainder of 2025, and $18.1 million in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of September 30, 2025, $52.1 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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
Segment revenues from external clients and segment operating profit, as well as a reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	For the Three Months Ended September 30, 2025
	Americas	Europe	Total
Segment revenues	$799,869	$594,504	$1,394,373
Less:
Cost of revenues (exclusive of depreciation and amortization)	548,161	421,398	969,559
Selling, general and administrative expenses	106,753	79,767	186,520
Depreciation and amortization expense	8,656	4,438	13,094
Segment operating profit	$136,299	$88,901	$225,200
Unallocated costs:
Stock-based compensation expense			(44,604)
Amortization of purchased intangibles			(18,220)
Other acquisition-related expenses			(233)
Other unallocated costs			(17,200)
Income from operations			144,943
Interest and other income, net			2,302
Foreign exchange loss			(3,627)
Income before provision for income taxes			$143,618

	For the Nine Months Ended September 30, 2025
	Americas	Europe	Total
Segment revenues	$2,364,437	$1,685,071	$4,049,508
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,643,778	1,200,316	2,844,094
Selling, general and administrative expenses	312,270	230,811	543,081
Depreciation and amortization expense	27,372	12,940	40,312
Segment operating profit	$381,017	$241,004	$622,021
Unallocated costs:
Stock-based compensation expense			(131,618)
Amortization of purchased intangibles			(53,712)
Other acquisition-related expenses			(1,108)
Other unallocated costs			(64,834)
Income from operations			370,749
Interest and other income, net			11,635
Foreign exchange loss			(20,581)
Income before provision for income taxes			$361,803

	For the Three Months Ended September 30, 2024
	Americas	Europe	Total
Segment revenues	$704,613	$462,914	$1,167,527
Less:
Cost of revenues (exclusive of depreciation and amortization)	447,952	300,572	748,524
Selling, general and administrative expenses	90,819	65,543	156,362
Depreciation and amortization expense	9,120	4,909	14,029
Segment operating profit	$156,722	$91,890	$248,612
Unallocated costs:
Stock-based compensation expense			(42,124)
Amortization of purchased intangibles			(5,707)
Other acquisition-related expenses			(7,106)
Other unallocated costs			(16,696)
Income from operations			176,979
Interest and other income, net			13,347
Foreign exchange loss			(710)
Income before provision for income taxes			$189,616

	For the Nine Months Ended September 30, 2024
	Americas	Europe	Total
Segment revenues	$2,107,971	$1,371,618	$3,479,589
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,410,358	952,551	2,362,909
Selling, general and administrative expenses	269,102	198,110	467,212
Depreciation and amortization expense	29,578	15,949	45,527
Segment operating profit	$398,933	$205,008	$603,941
Unallocated costs:
Stock-based compensation expense			(122,599)
Amortization of purchased intangibles			(17,477)
Other acquisition-related expenses			(8,802)
Other unallocated costs			(46,991)
Income from operations			408,072
Interest and other income, net			40,425
Foreign exchange loss			(1,416)
Income before provision for income taxes			$447,081
For each reportable segment, selling, general and administrative expenses include the costs of salaries, bonuses, fringe benefits, bad debt, travel, employee relocations, legal and accounting services, insurance, facilities and overhead including operating leases, advertising and other promotional activities.
There were no clients that accounted for more than 10% of total segment revenues during the three and nine months ended September 30, 2025 and 2024. See Note 10 “Revenues” for additional disclosures of the Company’s disaggregated revenues reconciled with the revenues from the Company’s reportable segments.
Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of September 30, 2025	As of December 31, 2024
Ukraine	$58,150	$58,865
Belarus	45,060	45,900
United States	29,066	39,403
India	14,064	15,367
Poland	10,945	10,605
Hungary	4,609	4,157
United Kingdom	4,338	3,936
Other	32,589	29,434
Total	$198,821	$207,667

The table below presents information about the Company’s revenues by client location for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$716,178	$666,851	$2,114,616	$1,996,566
United Kingdom	153,366	126,010	447,533	389,733
Switzerland	113,258	104,268	328,179	304,022
Germany	60,265	53,604	168,363	153,627
Netherlands	60,709	45,816	164,745	142,577
Other locations	290,597	170,978	826,072	493,064
Total	$1,394,373	$1,167,527	$4,049,508	$3,479,589

17.ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency translation
Beginning balance	$8,796	$(67,962)	$(103,975)	$(43,601)
Foreign currency translation	(2,948)	39,596	139,194	8,305
Income tax benefit/(expense)	2,023	(8,822)	(27,348)	(1,892)
Foreign currency translation, net of tax	(925)	30,774	111,846	6,413
Ending balance	$7,871	$(37,188)	$7,871	$(37,188)
Cash flow hedging instruments
Beginning balance	$13,600	$1,479	$(11,265)	$7,819
Unrealized (loss)/gain in fair value	(3,089)	1,592	29,964	(1,797)
Net gain reclassified into Cost of revenues (exclusive of depreciation and amortization)	(7,516)	(4,185)	(8,392)	(9,040)
Net loss reclassified into Foreign exchange loss	36	—	193	—
Income tax benefit/(expense)	2,442	599	(5,027)	2,503
Cash flow hedging instruments, net of tax	(8,127)	(1,994)	16,738	(8,334)
Ending balance(1)	$5,473	$(515)	$5,473	$(515)
Defined benefit plans
Beginning balance	$(1,082)	$(2,940)	$(1,624)	$(3,258)
Actuarial gains	135	126	1,154	439
Income tax (expense)/benefit	—	—	(477)	5
Defined benefit plans, net of tax	135	126	677	444
Ending balance	$(947)	$(2,814)	$(947)	$(2,814)
Accumulated other comprehensive income/(loss)	$12,397	$(40,517)	$12,397	$(40,517)
(1) As of September 30, 2025, the ending balance of net unrealized gain related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

18.SUBSEQUENT EVENTS
Revolving Credit Facility — On October 3, 2025, the Company entered into the 2025 Credit Agreement with a syndicate of lenders that replaced the 2021 Credit Agreement. See Note 8 “Debt” for further information.
Share Repurchases — On October 16, 2025, the Board of Directors authorized the 2025 Repurchase Program. See Note 12 “Stockholders' Equity” for further information.

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
Business Update Regarding the War in Ukraine
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. EPAM’s highest priority is the safety and security of its employees and their families in Ukraine as well as in the broader region, and we have continued to support relocating our employees to lower risk locations, both within Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and operating at levels of productivity consistent with those achieved prior to the attack. As of September 30, 2025, Ukraine continues to be a significant delivery location with a large number of delivery professionals. Furthermore, we have maintained our $100 million humanitarian aid commitment to our people in Ukraine in addition to our other donations and volunteer efforts, and as of September 30, 2025, we have $12.5 million remaining to be expensed under this humanitarian commitment.

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
Year-to-Date 2025 Developments and Trends
For the first nine months of 2025, our revenues were $4.050 billion, an increase of 16.4% from $3.480 billion reported for the same period of 2024. Revenues have been positively impacted by improving demand for our services, acquisitions completed in 2024, and foreign exchange fluctuations. Income from operations as a percentage of revenues decreased to 9.2% for the nine months ended September 30, 2025 as compared to 11.7% for the nine months ended September 30, 2024, largely driven by lower government incentives related to conducting R&D activities in Poland and an increase in cost of revenues (exclusive of depreciation and amortization) as a percentage of revenues. Diluted earnings per share decreased to $4.75 for the nine months ended September 30, 2025 from $6.04 for the nine months ended September 30, 2024, principally resulting from a decrease in income from operations as well as reduced excess tax benefits upon vesting or exercise of equity awards.

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
During the three and nine months ended September 30, 2025, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(in thousands, except percentages and per share data)
Revenues	$1,394,373	100.0%	$1,167,527	100.0%	$4,049,508	100.0%	$3,479,589	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	983,169	70.5%	763,992	65.4%	2,899,189	71.6%	2,409,183	69.3%
Selling, general and administrative expenses(2)	234,948	16.8%	206,820	17.7%	685,546	16.9%	599,331	17.2%
Depreciation and amortization expense	31,313	2.3%	19,736	1.7%	94,024	2.3%	63,003	1.8%
Income from operations	144,943	10.4%	176,979	15.2%	370,749	9.2%	408,072	11.7%
Interest and other income, net	2,302	0.2%	13,347	1.1%	11,635	0.2%	40,425	1.1%
Foreign exchange loss	(3,627)	(0.3)%	(710)	(0.1)%	(20,581)	(0.5)%	(1,416)	—%
Income before provision for income taxes	143,618	10.3%	189,616	16.2%	361,803	8.9%	447,081	12.8%
Provision for income taxes	36,802	2.6%	53,270	4.5%	93,479	2.3%	95,847	2.7%
Net income	$106,816	7.7%	$136,346	11.7%	$268,324	6.6%	$351,234	10.1%
Effective tax rate	25.6%		28.1%		25.8%		21.4%
Diluted earnings per share	$1.91		$2.37		$4.75		$6.04
(1)Includes $21,149 and $19,576 of stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively, and $63,233 and $58,870 of stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes $23,455 and $22,548 of stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively, and $68,385 and $63,729 of stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively.

Consolidated Results Review
Revenues
During the three months ended September 30, 2025, our total revenues increased by 19.4% to $1.394 billion compared to the corresponding period in 2024. During the three months ended September 30, 2025 as compared to the same period last year, revenues have been positively impacted by improving demand for our services, acquisitions completed in 2024 which contributed 10.5% to revenue growth, and fluctuations in foreign currency exchange rates which contributed 1.8% to revenue growth.
Revenues by client location for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$808,630	58.0%	$697,167	59.7%	$2,390,348	59.0%	$2,081,286	59.8%
EMEA(2)	555,739	39.9%	444,867	38.1%	1,577,663	39.0%	1,325,435	38.1%
APAC(3)	30,004	2.1%	25,493	2.2%	81,497	2.0%	72,868	2.1%
Revenues	$1,394,373	100.0%	$1,167,527	100.0%	$4,049,508	100.0%	$3,479,589	100.0%
(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Europe and the Middle East.
(3)APAC includes revenues from clients in East Asia, Southeast Asia and Australia.
During the three and nine months ended September 30, 2025, the United States continued to be our largest client location. During the three months ended September 30, 2025, revenues in the United States increased 7.4% to $716.2 million from $666.9 million in the third quarter of 2024, largely due to increased spending at certain large accounts in the region as well as revenues from our 2024 acquisitions. During the nine months ended September 30, 2025, revenues in the United States increased to $2.115 billion as compared to $1.997 billion in the same period of the prior year.
During the three months ended September 30, 2025, the top three revenue contributing countries by client location in EMEA were the United Kingdom, Switzerland and Netherlands, generating $153.4 million, $113.3 million and $60.7 million in revenues, respectively compared to $126.0 million, $104.3 million, and $45.8 million, respectively, in the corresponding period last year. During the nine months ended September 30, 2025, the United Kingdom, Switzerland and Germany performed as EMEA’s top revenue generating locations and contributed $447.5 million, $328.2 million, and $168.4 million, respectively, compared to $389.7 million, $304.0 million, and $153.6 million, respectively, in the corresponding period last year. Revenues in the EMEA region were positively impacted by acquisitions completed in 2024, increased spending at certain large accounts and changes in foreign currency exchange rates during the three and nine months ended September 30, 2025 as compared to the same periods in the previous year.
During the three and nine months ended September 30, 2025, revenues from clients in the APAC region increased by $4.5 million or 17.7% and $8.6 million or 11.8%, respectively, mainly due to growth in the Consumer Goods, Retail & Travel vertical compared to the corresponding periods of 2024.
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

During the three months ended September 30, 2025, cost of revenues (exclusive of depreciation and amortization) was $983.2 million representing an increase of 28.7% from $764.0 million in the corresponding period of 2024. The increase primarily resulted from the acquisitions of NEORIS and First Derivative in the fourth quarter of 2024, higher variable compensation expense, and a $38.8 million decrease in government incentives recognized in the third quarter of 2025 compared to the third quarter of 2024 related to conducting R&D activities in Poland. The third quarter of 2024 included a cumulative catch-up benefit related to Poland R&D tax credits. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 70.5% and 65.4% in the third quarter of 2025 and 2024, respectively. This year-over-year increase is primarily due to the acquisitions completed in 2024, higher variable compensation expense, and a decrease in government incentives recognized in the third quarter related to conducting R&D activities in Poland.
During the nine months ended September 30, 2025, cost of revenues (exclusive of depreciation and amortization) was $2.899 billion representing an increase of 20.3% from $2.409 billion in the corresponding period of 2024. The increase primarily resulted from the acquisitions of NEORIS and First Derivative in the fourth quarter of 2024, higher variable compensation expense, and a $13.8 million decrease in government incentives recognized in the first nine months of 2025 compared to the corresponding period of 2024 related to conducting R&D activities in Poland. The first nine months of 2024 included a cumulative catch-up benefit related to Poland R&D tax credits. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 71.6% and 69.3% for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year increase is primarily due to the 2024 compensation increases which we were not able to fully offset through pricing increases, the acquisitions completed in 2024, higher variable compensation expense, and a decrease in government incentives recognized in the first nine months of 2025 related to conducting R&D activities in Poland.
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
During the three months ended September 30, 2025, selling, general and administrative expenses were $234.9 million representing a 13.6% increase as compared to $206.8 million in the corresponding period of 2024. The increase was mainly driven by the acquisitions of NEORIS and First Derivative completed in the fourth quarter of 2024 and higher variable compensation expense, partially offset by a decrease in professional fee expenses related to our business acquisition efforts. Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 0.9% to 16.8% for the three months ended September 30, 2025 as compared to the same period from the prior year, primarily driven by a decrease in professional fee expenses related to our business acquisition efforts and a decrease in personnel-related costs, including stock-based compensation expense, as a percentage of revenues.
During the nine months ended September 30, 2025, selling, general and administrative expenses were $685.5 million representing a 14.4% increase as compared to $599.3 million in the corresponding period of 2024. The increase in selling, general and administrative expenses was mainly driven by the acquisitions of NEORIS and First Derivative completed in the fourth quarter of 2024. Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 0.3% to 16.9% for the nine months ended September 30, 2025 as compared to the same period from the prior year, primarily driven by the decrease in personnel-related costs, including stock-based compensation expense, and professional fee expenses related to our business acquisition efforts as a percentage of revenues.
Depreciation and Amortization Expense
During the three and nine months ended September 30, 2025, depreciation and amortization expense was $31.3 million and $94.0 million, respectively, as compared to $19.7 million and $63.0 million, respectively, in the corresponding periods last year. The increase in depreciation and amortization expense during the three and nine months ended September 30, 2025 was primarily the result of increased amortization of acquired finite-lived intangible assets largely resulting from the acquisitions of First Derivative and NEORIS in 2024, partially offset by lower depreciation on furniture, fixtures, other equipment, and computer hardware. Expressed as a percentage of revenues, depreciation and amortization expense increased by 0.6% and 0.5% during the three and nine months ended September 30, 2025, respectively, primarily driven by increased amortization of acquired finite-lived intangible assets largely resulting from the acquisitions of First Derivative and NEORIS in 2024.

Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, and changes in the fair value of contingent consideration. Interest and other income, net was $2.3 million and $11.6 million during the three and nine months ended September 30, 2025, respectively, compared to $13.3 million and $40.4 million during the three and nine months ended September 30, 2024, respectively. The decrease in Interest and other income, net during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was largely driven by a $10.1 million decrease in interest income from our cash, cash equivalents and short-term investments. The decrease in Interest and other income, net during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was largely driven by a $33.6 million decrease in interest income from our cash, cash equivalents and short-term investments, partially offset by a $4.4 million gain from the change in fair value of contingent consideration.
Foreign Exchange Loss
For discussion of the impact of foreign exchange fluctuations see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Provision for Income Taxes
In determining our interim provision for income taxes, we use an estimated annual effective tax rate, which is based on expected annual profit before tax, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and any potential related valuation allowances involves judgment. We consider factors that may contribute, favorably or unfavorably, to the overall effective tax rate in the current year as well as the future. These factors include statutory tax rates and tax law changes in the countries where we operate and excess tax benefits/tax shortfalls upon vesting or exercise of stock awards as well as consideration of any significant or unusual items.
Our effective tax rate was 25.6% and 25.8% for the three and nine months ended September 30, 2025, respectively, and 28.1% and 21.4% for the three and nine months ended September 30, 2024, respectively. We recorded a tax shortfall upon vesting or exercise of stock awards of $0.2 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively. We recorded a tax shortfall upon vesting or exercise of stock awards of $0.8 million and an excess tax benefit of $20.5 million during the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate during the three and nine months ended September 30, 2024 was negatively impacted by the accounting treatment of the receipt of government incentives related to conducting R&D activities in Poland, which resulted in a 2.3% and 1.0% increase in the effective tax rate, respectively, and the non-deductibility of certain acquisition costs for tax purposes which resulted in a 1.4% and 0.6% increase in the effective tax rate, respectively.
On July 4, 2025, the U.S. federal government enacted tax reform legislation, commonly referred to as the One Big Beautiful Bill Act (“the Act”), which includes a broad range of tax reform provisions. The tax law changes included in the Act did not have a material impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025; however, the Company expects an acceleration of certain deductions resulting in a $26.2 million reduction in cash tax payments associated with the 2025 tax year.
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
Americas Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Americas segment for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas segment revenues	$799,869	$704,613	$2,364,437	$2,107,971
Less:
Cost of revenues (exclusive of depreciation and amortization)	548,161	447,952	1,643,778	1,410,358
Selling, general and administrative expenses	106,753	90,819	312,270	269,102
Depreciation and amortization expense	8,656	9,120	27,372	29,578
Americas segment operating profit	$136,299	$156,722	$381,017	$398,933

During the three months ended September 30, 2025, revenues for the Americas segment increased $95.3 million, or 13.5%, compared to the same period last year and segment operating profit decreased $20.4 million, or 13.0%, compared to the same period last year. Acquisitions contributed $66.3 million to Americas segment revenues during the three months ended September 30, 2025. During the three months ended September 30, 2025, revenues from our Americas segment were 57.4% of total segment revenues, a decrease from 60.4% reported in the corresponding period of 2024. As a percentage of Americas segment revenues, the Americas segment’s operating profit decreased to 17.0% during the third quarter of 2025 from 22.2% in the third quarter of 2024. This decrease is primarily attributable to lower government incentives related to conducting R&D activities in Poland, the impact of lower profitability from acquisitions completed in 2024, and an increase in variable compensation expense as a percentage of segment revenues during the third quarter of 2025 compared to the third quarter of 2024.

During the nine months ended September 30, 2025, revenues for the Americas segment increased $256.5 million, or 12.2%, compared to the same period last year and segment operating profit decreased $17.9 million, or 4.5%, compared to the same period last year. Acquisitions contributed $211.4 million to Americas segment revenues during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, revenues from our Americas segment were 58.4% of total segment revenues, a decrease from 60.6% reported in the corresponding period of 2024. As a percentage of Americas segment revenues, the Americas segment’s operating profit decreased to 16.1% during the nine months ended September 30, 2025 from 18.9% in the nine months ended September 30, 2024. This decrease is primarily attributable to lower government incentives related to conducting R&D activities in Poland, the impact of lower profitability from acquisitions completed in 2024, changes in foreign exchange rates, and an increase in variable compensation expense as a percentage of segment revenues during the first nine months of 2025 compared to the first nine months of 2024.
The following table presents Americas segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percentage	2025	2024	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$150,573	$129,339	$21,234	16.4%	$448,475	$377,000	$71,475	19.0%
Software & Hi-Tech	143,191	131,145	12,046	9.2%	423,163	392,600	30,563	7.8%
Life Sciences & Healthcare	124,943	120,659	4,284	3.6%	375,859	362,983	12,876	3.5%
Consumer Goods, Retail & Travel	122,673	107,866	14,807	13.7%	356,090	339,556	16,534	4.9%
Business Information & Media	116,848	115,121	1,727	1.5%	348,912	332,602	16,310	4.9%
Emerging Verticals	141,641	100,483	41,158	41.0%	411,938	303,230	108,708	35.9%
Revenues	$799,869	$704,613	$95,256	13.5%	$2,364,437	$2,107,971	$256,466	12.2%
During the three and nine months ended September 30, 2025, Financial Services was the largest industry vertical in the Americas segment and grew 16.4% and 19.0%, respectively, compared to the corresponding periods of 2024, benefiting from new revenues from clients gained through our 2024 acquisitions. Software & Hi-Tech grew 9.2% and 7.8% during the three and nine months ended September 30, 2025, respectively, which was a result of the continued focus on engaging with our technology clients. Life Sciences & Healthcare grew 3.6% and 3.5% during the three and nine months ended September 30, 2025, respectively, primarily due to increased demand from pharmaceutical, medical device and healthcare companies. Consumer Goods, Retail & Travel grew 13.7% and 4.9% during the three and nine months ended September 30, 2025, respectively, primarily due to growth from our retail clients. Business Information & Media grew 1.5% and 4.9% during the three and nine months ended September 30, 2025, respectively, primarily due to improvement in demand from clients in the publishing and entertainment sectors. Emerging Verticals grew 41.0% and 35.9% during the three and nine months ended September 30, 2025, respectively, primarily due to revenues from clients gained through our 2024 acquisitions as well as growth from various clients in industries such as energy and industrial materials.
Europe Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Europe segment for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Europe segment revenues	$594,504	$462,914	$1,685,071	$1,371,618
Less:
Cost of revenues (exclusive of depreciation and amortization)	421,398	300,572	1,200,316	952,551
Selling, general and administrative expenses	79,767	65,543	230,811	198,110
Depreciation and amortization expense	4,438	4,909	12,940	15,949
Europe segment operating profit	$88,901	$91,890	$241,004	$205,008

During the three months ended September 30, 2025, Europe’s segment revenues were $594.5 million, representing an increase of $131.6 million, or 28.4%, from the same period last year. Acquisitions completed in the prior 12 months contributed $55.8 million to Europe segment revenues during the three months ended September 30, 2025. Revenues were positively impacted by changes in foreign currency exchange rates during the third quarter of 2025 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2024, we would have reported revenue growth of 23.8%. Europe’s segment revenues accounted for 42.6% and 39.6% of total segment revenues during the three months ended September 30, 2025 and 2024, respectively. During the third quarter of 2025, the segment’s operating profit decreased 3.3% to $88.9 million compared to the third quarter of 2024. Expressed as a percentage of revenues, Europe’s segment operating profit decreased to 15.0% compared to 19.9% in the same period of the prior year. Segment operating profit as a percentage of revenues was negatively impacted by lower government incentives related to conducting R&D activities in Poland and an increase in variable compensation expense as a percentage of segment revenues, partially offset by changes in foreign exchange rates and results of Cost Optimization Programs during the third quarter of 2025 compared to the third quarter of 2024.
During the nine months ended September 30, 2025, Europe’s segment revenues were $1.685 billion, representing an increase of $313.5 million, or 22.9%, from the same period last year. Acquisitions completed in the prior 12 months contributed $164.8 million to Europe segment revenues during the nine months ended September 30, 2025. Europe’s segment revenues accounted for 41.6% and 39.4% of total segment revenues during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the segment’s operating profit increased 17.6% to $241.0 million compared to the corresponding period of 2024. Expressed as a percentage of revenues, Europe’s segment operating profit decreased to 14.3% compared to 14.9% in the same period of the prior year. Segment operating profit as a percentage of revenues was negatively impacted by lower government incentives related to conducting R&D activities in Poland and an increase in variable compensation expense as a percentage of segment revenues, partially offset by changes in foreign exchange rates and results of Cost Optimization Programs during the first nine months of 2025 compared to the first nine months of 2024.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Dollars	Percentage	2025	2024	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$187,228	$125,296	$61,932	49.4%	$531,604	$364,740	$166,864	45.7%
Consumer Goods, Retail & Travel	153,354	143,259	10,095	7.0%	443,499	423,026	20,473	4.8%
Software & Hi-Tech	68,965	46,928	22,037	47.0%	183,737	127,727	56,010	43.9%
Business Information & Media	50,782	52,273	(1,491)	(2.9)%	155,658	170,872	(15,214)	(8.9)%
Life Sciences & Healthcare	34,251	21,675	12,576	58.0%	94,794	59,644	35,150	58.9%
Emerging Verticals	99,924	73,483	26,441	36.0%	275,779	225,609	50,170	22.2%
Revenues	$594,504	$462,914	$131,590	28.4%	$1,685,071	$1,371,618	$313,453	22.9%
During the three and nine months ended September 30, 2025, Financial Services was the largest industry vertical in the Europe segment and grew 49.4% and 45.7%, respectively, compared to the corresponding periods of 2024, benefiting from new revenues from clients that we gained as part of our 2024 acquisitions. During the three and nine months ended September 30, 2025, revenues in Consumer Goods, Retail & Travel grew 7.0% and 4.8%, respectively, primarily due to improved demand from clients in the retail and consumer goods industries. During the three and nine months ended September 30, 2025, revenues in Software & Hi-Tech grew 47.0% and 43.9%, respectively, primarily due to the expansion of services provided to one of our top 10 clients as well as the addition of several new clients in the past 12 months. During the three and nine months ended September 30, 2025, revenues in Business Information & Media declined 2.9% and 8.9%, respectively, primarily due to decreased demand from two clients who were historically included in our top 10 clients. Revenues in Life Sciences & Healthcare grew 58.0% and 58.9%, respectively, during the three and nine months ended September 30, 2025, primarily due to the growth experienced from clients in the pharmaceutical and medical devices sectors. Revenues in Emerging Verticals grew 36.0% and 22.2%, respectively, during the three and nine months ended September 30, 2025, due to growth from various clients in industries such as energy, professional services and industrial materials. Emerging Verticals also benefited from new revenues from clients gained through our 2024 acquisitions.

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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, to repurchase shares and make investments to support the growth of our business. As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $1.239 billion, short-term investments totaling $5.2 million, and $675.0 million of available borrowings under our revolving credit facility. See Note 8 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding our debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$372,044	$428,909
Net cash used in investing activities	(32,802)	(39,100)
Net cash used in financing activities	(439,219)	(391,667)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	53,100	(543)
Net decrease in cash, cash equivalents and restricted cash	(46,877)	(2,401)
Cash, cash equivalents and restricted cash, beginning of period	1,290,392	2,043,108
Cash, cash equivalents and restricted cash, end of period	$1,243,515	$2,040,707
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. Since the invasion of Ukraine in 2022, our operating activities included using cash on humanitarian efforts for Ukraine and geographic repositioning of our workforce. The first nine months of 2025 were negatively impacted by a larger increase in days sales outstanding compared to the first nine months of 2024 and higher payments for variable compensation as compared to the first nine months of 2024, attributable to a higher level of financial performance for the year ended December 31, 2024.
Investing Activities
Our primary uses of cash in investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during the nine months ended September 30, 2025 was primarily attributable to $27.5 million used for capital expenditures compared to $16.4 million used for capital expenditures in the corresponding period of 2024. During the nine months ended September 30, 2025, $3.3 million was used for the acquisitions of businesses, net of cash acquired compared to $57.1 million used for the acquisitions of businesses, net of cash acquired in the corresponding period of 2024. There were no proceeds from short-term investments during the nine months ended September 30, 2025 compared to $41.5 million in the corresponding period of 2024.

Financing Activities
Cash used in financing activities mainly consists of repurchasing shares of EPAM common stock under our share repurchase programs, payments of withholding taxes related to net share settlements of restricted stock units, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the purchases of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. During the first nine months of 2025, our main use of cash in financing activities consisted of $438.6 million of payments to repurchase our common stock, compared to $385.0 million in the corresponding period of 2024. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans and proceeds from the purchase of shares under our ESPP of $35.0 million in the first nine months of 2025, compared to $33.8 million received in the corresponding period of 2024.
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

Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our Annual Report on Form 10-K for the year ended December 31, 2024 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors.” Our estimates and forward-looking statements are based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Those future events and trends may relate to, among other things, developments relating to the war in Ukraine and escalation of the war in the surrounding region, political and civil unrest or military action in the geographies where we conduct business and operate, difficult conditions in global capital markets, foreign exchange markets, global trade and the broader economy, the adoption and implementation of artificial intelligence technologies by EPAM and its clients, and the effect that these events may have on client demand, our revenues, operations, access to capital and profitability. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual report, may materially and adversely affect our results. You should read this quarterly report, our Annual report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of September 30, 2025, we had $44.7 million of cash and cash equivalents in banks in Ukraine and $24.6 million of cash and cash equivalents in banks in Belarus. We regularly monitor cash held in these countries and, to the extent the cash held exceeds the amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. We do not expect these restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable in the region, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.

Trade receivables are generally dispersed across many clients operating in different industries and geographies; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of September 30, 2025. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from variable rates related to cash and cash equivalent deposits, short-term investments, and our borrowings, mainly under our 2021 Credit Agreement (and 2025 Credit Agreement subsequent to October 3, 2025), which is subject to a variety of rates depending on the currency and timing of funds borrowed. We do not believe we are exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, Swiss francs, Mexican pesos and Canadian dollars and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Mexican pesos, Colombian pesos, Hungarian forints, Swiss francs and Canadian dollars. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the three months ended September 30, 2025, approximately 39.9% of consolidated revenues and 61.4% of consolidated operating expenses were denominated in currencies other than the U.S. dollar.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. As of September 30, 2025, all of EPAM’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
During the three months ended September 30, 2025, foreign exchange loss was $3.6 million compared to a loss of $0.7 million reported in the corresponding period last year. Foreign exchange loss was primarily driven by the impact of fluctuations in foreign currencies on our assets and liabilities denominated in foreign currencies. Exchange rate movements can impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
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
During the third quarter of 2025, we reported revenue growth of 19.4% compared to the third quarter of 2024. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2024, we would have reported revenue growth of 17.4%. Our revenues denominated in euros, British pounds and Swiss francs experienced the most impact from the movements in foreign currencies. During the third quarter of 2025, we reported a decrease in income from operations of 18.1% compared to the third quarter of 2024. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2024, we would have reported a decrease in income from operations of 19.8%. Income from operations was most significantly impacted by the movements of the euro, Indian rupee, British pound, Polish zloty, Swiss franc and Hungarian forint exchange rates during the third quarter of 2025 compared to the same period in the prior year.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 1, 2024, the Board of Directors authorized a share repurchase program (the “2024 Repurchase Program”) for up to $500.0 million of our outstanding common stock. EPAM could repurchase shares of its common stock on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of September 30, 2025, the Company exhausted the $500.0 million available for purchases of the Company’s common stock under the 2024 Repurchase Program.
On October 16, 2025, the Board of Directors authorized a new share repurchase program (the “2025 Repurchase Program”) for up to $1,000.0 million of the Company’s outstanding common stock. See Note 12 “Stockholders’ Equity” in the notes to our condensed consolidated interim financial statements in this Form 10-Q for more information related to the new program.

The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
July 1 to July 31, 2025	—	$—	—	$82,104
August 1 to August 31, 2025	301	$166.32	301	$31,961
September 1 to September 30, 2025	192	$166.81	192	$—
Total	493		493
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
On August 13, 2025, Balazs Fejes, Chief Executive Officer and President, terminated a trading arrangement for the sale of securities of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”) that was entered into on March 7, 2025. On August 19, 2025, Mr. Fejes entered into a Rule 10b5-1 Trading Plan that expires on August 15, 2026 and provides for the sale of up to 18,819 shares of common stock underlying stock options according to the terms of his Rule 10b5-1 Trading Plan.

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

Date: November 6, 2025

EPAM SYSTEMS, INC.

By:	/s/ Balazs Fejes
Name: Balazs Fejes
Title: Chief Executive Officer and President (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)