Form 10-K
period 2025-12-31
EPAM Systems, Inc.
filed 2026-02-26
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9.570 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 10, 2026, there were 54,139,969 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive Proxy Statement for its 2026 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2025. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Annual Report on Form 10-K.

EPAM SYSTEMS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025
In this annual report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
EPAM®, EPAM E-Kids®, EPAM AI/RUN™, DIALX Lab™, and the EPAM logo are trademarks of EPAM Systems, Inc. All other trademarks, trade names and service marks used herein are the property of their respective owners.
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
We leverage AI to deliver transformative solutions that accelerate our clients' digital innovation and enhance their competitive edge. Through platforms like EPAM AI/RUN™ and initiatives like DIALX Lab™, we integrate advanced AI technologies into tailored business strategies, driving significant industry impact and fostering continuous innovation.
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
Our service offerings continuously evolve to provide more customized and integrated solutions to our clients. We combine software engineering with customer experience design, business consulting, strategy, and technology innovation services in areas such as cloud platforms, cybersecurity and artificial intelligence. Our strategy is increasingly focused on providing end-to-end AI-native transformations, which require deep expertise across all of our service lines.
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
We use our experience, custom tools and specialized knowledge to integrate our clients’ chosen strategy and create custom solutions to architect the right outcomes with built-in quality and security gates, and to accomplish the best results from digital modernization efforts.

Cloud
Cloud technology has become the default platform for nearly every digital use. We assist our clients in creating a roadmap to set and refine their IT and business goals while identifying new and emerging opportunities leveraging cloud technologies. Cloud technology endows adaptive enterprises with agility and flexibility, paving the way for new business models, cutting-edge products, and the acceleration of dynamic experiences for a faster time-to-market. Our experts have a solid understanding of infrastructure and are skilled at advancing the pace of change. Additionally, we assist our clients with developing and executing optimal cloud technology migration and modernization strategies as well as provide customized cloud solutions.
Data, Analytics and Artificial Intelligence
With deep expertise in data and analytics, business intelligence and platform development, we navigate the complexities of building and scaling new data capabilities necessary for the evolving environment. From modernizing and migrating data platforms to the cloud to implementing data governance practices across the enterprise, we help our clients unlock data-reliant outcomes for their business, ushering them into the future. Our integrated teams of business and technology experts assess our clients’ data ecosystems, build roadmaps and deliver data solutions to the market.
Our focus has sharpened on providing the foundational data engineering, decisioning and platform modernization services that are critical for large-scale AI-readiness and AI adoption. We drive AI strategy, delivery and enablement from a business perspective to ensure meaningful, sustained outcomes. Our hybrid, networked teams of consultants, designers, architects, engineers and trainers have developed numerous proprietary data accelerators, repeatable AI frameworks and methodologies that can be implemented quickly and at scale. Our strategy also involves engaging clients on the critical prerequisite work required to enable AI applications, including modernizing cloud infrastructure. With our end-to-end AI capabilities, we uncover opportunities for AI, advise and then build solutions that unlock new business models, enhance productivity, automate operations, and deliver deeper customer and supply chain insights.
Customer Experience
We help our clients harness technology and human-centered design to create experiences that drive measurable value. We bring together strategy, design, and engineering to help organizations transform into adaptive, product-centric businesses that can reinvent experiences in real time. Our teams design seamless digital and physical interactions, reimagining products, services, and spaces for a connected world. Inside our clients’ organizations, we reshape processes and employee journeys to engage, enable, and empower the workforce. From vision to execution, we deliver customer and employee experiences that accelerate growth and strengthen loyalty.
Marketing
Through our agency brand, Empathy Lab, our marketing domain experts work with multidisciplinary teams to help CMOs navigate the accelerating shifts reshaping marketing, commerce, and customer experience. We unite creativity, data, design, engineering, and applied AI to build orchestrated, customer-centered growth systems for the AI era, transforming fragmented marketing capabilities into adaptive, always-on ecosystems. From next-generation content production and agentic commerce to generative loyalty and intelligent products, we partner with brands to reimagine how marketing drives growth - end to end, from strategy through execution.
Cybersecurity
We guide our clients through achieving operational resilience against evolving cybersecurity threats. This requires pervasive security that matches the rapid pace of agile development, ensures regulatory compliance, training, and aligns with business objectives. We help our clients achieve their security objectives by applying a security-by-design approach, integrating security controls into systems and processes, and leveraging our agile security platform while using AI-driven tools that allow for rapid threat responses and attack simulations. We approach enterprise security holistically, extending our services across proactive defense and actionable intelligence to engineer an effective security model. Our specialties within the cybersecurity domain include managed detection and response, digital risk management, cybersecurity advisory, cloud and data security, zero trust design and implementation, and cyber intelligence and managed incident response services.

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
Software & Hi-Tech — We offer complex software product development services to address the constant need for innovation and agility among software and technology companies. Some of the most prominent software brands in the world partner with us to build technology consulting, core engineering and full-scale integration capabilities. Through our extensive experience with many industry leaders in Hi-Tech research and development, software engineering and integration, we have established proprietary internal processes, methodologies as well as information technology infrastructure, which give us an edge when it comes to serving clients in the Hi-Tech and Software product markets. Our services span the complete software development lifecycle for software product development, including our comprehensive development methodologies, testing, performance tuning, deployment, maintenance and support.
Business Information & Media — We help our business information and media clients build products and solutions for modern platforms including web media streaming, mobile information delivery, print to digital transformations and information discovery and search. Our solutions aid our clients in developing new revenue sources, accelerating content management, delivery and monetization, and reaching broader audiences. We serve a diverse set of clients in this vertical including entertainment media, news and sports broadcasting companies, financial data and legal information providers, content distributors, educational materials publishers and advertising networks.
Life Sciences & Healthcare — We partner with global pharmaceutical, medical and scientific technology, biotechnology companies and retail pharmacies to deliver sophisticated scientific informatics and innovative enterprise technology solutions. Our Life Sciences experts utilize their extensive technology skill set to provide deep scientific and mathematical knowledge to broad-based initiatives. Our Life Sciences solutions enable clients to speed research and accelerate time-to-market while enhancing collaboration, knowledge management and operational excellence. We help our clients in the Healthcare industry to adapt to changing regulatory environments and improve the quality of care, all while managing the cost of care through integrated health solutions for patients and providers and human-centered design. Our professionals deliver an end-to-end experience that includes strategy, architecture, development and managed services to clients ranging from the traditional healthcare providers to innovative startups.
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

Clients
We maintain a geographically diverse client base in multiple industries. Our focus on delivering quality service is reflected in established relationships with many of our clients, with 64.4% and 35.7% of our revenues in 2025 coming from clients that had used our services for at least five and ten years, respectively. We aim to grow our client portfolios organically and through strategic acquisitions. We continually evaluate potential acquisition targets that can expand our vertical-specific domain expertise, geographic footprint, service portfolio, client base and management expertise.
The following table shows revenues from the top five and ten clients in the respective year as a percentage of revenues for that year:

	% of Revenues for Year Ended December 31,
	2025	2024	2023
Top five clients	13.7%	15.8%	16.6%
Top ten clients	21.6%	23.4%	23.6%
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
We continuously evolve our delivery platform to support our business needs and strategy by engaging personnel with diversified skills in existing and new locations. As of December 31, 2025, we had approximately 56,600 delivery personnel consisting mainly of our core information technology professionals as well as consultants, designers, architects, engineers and trainers.
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
In 2025, India remained our largest delivery location, measured by the number of delivery professionals, and as of December 31, 2025, we had approximately 12,200 delivery professionals in this location. We continued to focus on growing India as a key delivery location and added approximately 2,150 delivery professionals since December 31, 2024.
Ukraine continues to be a significant delivery location for us and we had approximately 8,750 delivery professionals there as of December 31, 2025, compared with 8,764 delivery professionals as of December 31, 2024. Since the Russian forces' attack on Ukraine and its people began on February 24, 2022, our teams remain highly focused on maintaining uninterrupted production. Our highest priority remains the safety and security of our employees and their families in Ukraine as well as in the broader region, and we have continued to support relocating our employees to lower risk locations, both inside Ukraine and to other countries where we operate. The vast majority of our Ukraine employees are in safe locations and we continuously monitor the situation.
In response to the war in Ukraine, we shifted the way we operate in our delivery locations by discontinuing our operations in Russia and continuing to execute our business continuity plans and sustaining our hiring efforts across multiple locations in India, Central and Western Asia, Latin America, and Central and Eastern Europe. In addition to hiring efforts, the acquisitions of businesses that we complete further diversify our employee base and delivery locations. Our other large delivery locations are Poland, Belarus and Mexico with approximately 5,050, 3,400 and 2,950 delivery professionals, respectively, as of December 31, 2025. Our global delivery centers throughout the world, including in Ukraine, have sufficient resources, including infrastructure and capital, to support ongoing operations.

Human Capital
Our employees are a key factor in our ability to grow our revenues and serve our clients. We believe the quality of our employees serves as a key point of differentiation in how we deliver a superior value proposition to our clients and investors. It is critical to our success to identify, attract, hire and retain delivery professionals who are highly skilled in information technology to execute our services, as well as individuals with appropriate skills to fill our executive, finance, legal, human resources and other key management positions. To attract, retain and motivate our employees, we offer a work environment that values the individual, ongoing skills development, career advancement with continuous rotation and promotion opportunities, and rewards for entrepreneurial initiative and performance. As of December 31, 2025, 2024 and 2023, we had approximately 62,850, 61,200, and 53,150 employees, respectively, of which approximately 56,600, 55,100, and 47,350 were delivery professionals, respectively.
Health, Safety, and Wellness: We invest in programs designed to improve the physical, mental, and social well-being of our employees so we can offer a safe, welcoming, and productive workplace that supports and enhances the work-life balance and wellness of our employees. Our health and safety programs are designed to comply with the regulations in the multiple cities and countries where we operate while meeting the needs of our delivery and administrative functions, whether our employees choose to work remotely or in EPAM’s or our clients’ offices.
Recruitment, Training and Utilization: As an innovation-driven business in a competitive industry, our success depends on hiring the most talented employees and training, developing, and deploying them to satisfy client demand. We are particularly focused on identifying and cultivating the next generation of exceptional leaders, emphasizing technical expertise, enhancing succession pipelines, and finding the best people to fill our key positions.
We have dedicated full-time employees who oversee all aspects of our human capital management process including talent acquisition teams that locate and attract qualified and experienced professionals around the world. Our employees are a critical asset and are necessary for our continued success, so we continuously explore new geographies, markets, and sources to locate talented personnel and present them with competitive compensation, educational programs, and opportunities for career advancement.
We actively monitor how we utilize our delivery professionals and specialists to balance the needs of our clients with the availability, location, and skill sets of our employees and their need for interesting and challenging work. We manage utilization through strategic hiring, our internal technology platforms, and efficient staffing of client projects. For the years ended December 31, 2025, 2024 and 2023, the utilization rates of our delivery professionals were approximately 76.8%, 76.7%, and 74.3%, respectively.
EPAM invests significant resources in training and developing our employees through our learning and development programs. Our largest learning and development investment has been directed towards developing our engineering talent, including targeted training programs, innovation labs, and significant internal production projects. Our employees consumed 2.6 million learning hours in 2025. We deliver training and development opportunities and content through our unique learning ecosystem and through dedicated learning events, using proprietary platforms that are available to all of our employees. Our digital learning platform provides our employees with a recommendation engine that suggests courses and materials based on employee role, level, location and skills. We celebrate our employees’ learning accomplishments and employees can recognize each other for their teamwork, initiative, and unique, skills through our recognition portal.
Culture: Our talented personnel include people with varied backgrounds and characteristics to drive innovation and new approaches to delivering services to our clients. We believe that innovation comes from the different perspectives, knowledge, and experiences of our global employees, so we strive for a supportive culture by creating employee groups that recognize and share perspectives so employees of all backgrounds, interests, and identities can grow and thrive professionally.
Increasing the breadth of viewpoints and experiences in executive and key operational leadership roles is an organizational priority that starts at the top. Women currently represent approximately 44% of the independent directors on our Board and we have developed programs to identify, retain, mentor, and supply a pipeline of qualified candidates from all backgrounds at every level of our Company. Our programs include dedicating resources and personnel in our talent acquisition team to identify, recognize, and hire from underrepresented groups in engineering, IT, and business.
Recognizing that giving all people access to jobs in the software and technology industries starts with access to science, technology, engineering, and mathematics (“STEM”) education, EPAM created the EPAM E-Kids program where our employees volunteer their time to teach elementary school age children STEM concepts and introductory software coding skills. As of the end of 2025, we offered the EPAM E-Kids® program in 17 countries.

Employee Engagement and Retention: As a participant in the United Nations Global Compact, we are committed to respecting our employees’ fundamental human rights at work. We believe that retaining skilled talent requires substantially more than meeting basic employment and labor rights, and that employees who are fairly compensated and feel supported and engaged in their career development are more likely to remain with EPAM. That is why we aim to provide pay and benefits to demonstrate that we value our employees, which include a competitive salary, flexible work-life balance, paid time off, health coverage, ongoing training programs, relocation options, and recognition opportunities.
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
We focus on retaining and engaging top talent by hiring people with the skill sets our clients need and who also share our values so we can build long-term employee satisfaction, which is supported by our voluntary attrition rate of 8.5%, 8.9%, and 8.6% in 2025, 2024 and 2023, respectively. We endeavor to recruit for careers, not for short-term projects, and actively foster feedback from our employees so we can improve the EPAM employee experience. Receiving and learning from employee feedback plays a critical role in engaging and retaining our employees because it offers us insights on how we can improve our operations and enhance the skills of our employees. Our employees have demonstrated their satisfaction with our approach by giving their highest percentage of positive responses in our 2025 employee survey when asked if they can easily get support from their colleagues (94%), if they get management support (93%), if they feel that EPAM provides a supportive environment for all employees, regardless of gender, race, background, religion, or other personal traits (90%), if they are inspired to do their best when working for EPAM (90%) and if they feel comfortable being themselves while working for EPAM (89%). Our focus on our employees’ experience is recognized inside and outside of EPAM. In 2025, the employee experience we create was recognized with awards from a number of different organizations in the Americas, Europe, and Asia, and we were also named to the Forbes World’s Best Employers list and recognized by Glassdoor as a Best Workplace for four consecutive years.
Sales and Marketing
We market and sell our services through our senior management, sales and business development teams, account managers, and professional staff. Our client service professionals and account managers, who maintain direct client relationships, play an integral role in engaging with current clients to identify and pursue potential business opportunities. This strategy has been effective in promoting repeat business and growth from within our existing client base and we believe that our reputation as a reliable provider of software engineering solutions drives additional business from inbound requests and referrals. In addition to effective client management, our sales model also utilizes an integrated sales and marketing approach that leverages a dedicated sales team to identify and acquire new accounts. Our sales and marketing efforts are increasingly AI-enabled, leveraging internal data platforms to create a comprehensive view of our clients which enables more personal and tailored conversations.
We maintain a marketing team, which coordinates corporate-level branding efforts such as participation in and the hosting of industry conferences and events as well as sponsorship of programming competitions. We have been recognized by many top global independent research agencies, such as Forrester, Gartner, IDC and Everest and by publications such as Newsweek, TIME Magazine, Forbes and Fortune. We are proud to be among the top 15 companies in Information Technology Services in the Fortune 1000 and to be included as a leader in the IDC MarketScapes for Worldwide Experience Build Services and Worldwide Experience Design Services.
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
We believe that our focus on complex and innovative software product development solutions, our technical employee base, and our development and continuous improvement in process methodologies, applications and tools position us well to compete effectively in the future. Our ability to deliver end-to-end AI-native solutions is a key differentiator as companies move from AI experimentation to production.
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
From an environmental perspective, we are committed to reducing greenhouse gas emissions across our operations and have established Science Based Targets initiative (“SBTi”) targets to guide our progress. Our efforts include monitoring and managing our emissions to ensure alignment with our reduction targets and implementing energy-efficient workplace practices. We also support the responsible use of electronic equipment by donating devices to those in need. To further advance our environmental objectives, we utilize an application to track and report our emissions, enabling greater transparency and accountability in our sustainability journey.

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
Volatile, negative, and uncertain global macroeconomic and geopolitical conditions have and could continue to reduce confidence in our business and our delivery model and in the businesses and markets served by our clients. Markets that are important for both our clients and our delivery operations are increasingly interdependent. Uncertainty about changing economic and geopolitical conditions in those markets has caused, and could continue to cause, our clients to reduce or defer their spending on new initiatives, technologies, and on our services, which negatively affects our business.

Civil, military, political, energy, and macroeconomic uncertainty exists and may increase in many of the global regions where we operate and where we derive our revenues. Our ability to counter or attenuate the negative impacts of such global forces on our business is limited. With respect to geopolitical instability, we have developed business continuity plans that are designed to ensure that we have adequate processes and practices in place to protect the safety of our people and to respond to foreseeable impacts on our delivery capabilities, but our crisis management procedures, business continuity plans, and disaster recovery capabilities may not be effective at preventing or mitigating the effects of prolonged, unanticipated, or multiple crises, such as civil unrest, energy instability and a pandemic in multiple geographies at the same time. Increased operations, service delivery, and hiring in existing or new geographies to counter geopolitical instability in or near our delivery operations, including in more developed economies, has and is likely to continue to increase our expenses, especially compensation expenses for technology professionals in those geographies, which could reduce the profitability of our business.
Disruptions in the regions where we operate have and could continue to pose security risks to our people, our facilities, our operations, and the infrastructure we use. Further disruption could materially adversely affect our operations and financial results, cause additional volatility in the price of our stock, and reduce our profitability. If prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions or counter-sanctions continue for the long-term or escalate in any of the countries in which we operate, we would need to further rebalance our geographic concentrations, which could have a material adverse effect on our personnel, operations, financial results and business outlook.
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
In particular, as of December 31, 2025, approximately 14,100 of our global delivery, administrative and support personnel were based in Ukraine and Belarus, both of which are involved in or affected by Russia’s invasion of Ukraine. While a significant number of our employees from Belarus and from our former operations in Russia have relocated since the Russian invasion, we expect to continue operating in Ukraine, Belarus and in bordering Eastern Europe and Central Asia countries. All of these countries currently are, and in the future may be, adversely impacted by regional instability. Any escalation of the conflict that includes Belarus or its military could jeopardize our personnel, facilities, and operations in Belarus.
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
We have no way to predict the progress or outcome of the war in Ukraine, any cease fire or other end to active fighting, or their impacts in Belarus or the region because the conflict and government reactions are rapidly changing and beyond our control. If the military conflict, sanctions, and counter-sanctions in Ukraine, Belarus, and the surrounding region continue for the long-term or escalate, we could be required to further rebalance our geographic concentrations and it could have a material adverse effect on our personnel, operations, financial results and business outlook.

Risks Related to Artificial Intelligence

If we are unable to keep pace with the adoption and use of AI technology in our business and effectively implement AI in our workforce planning and deployment, we could become less competitive in our industry.
We have been incorporating AI into our products, services, and business, both due to client demand and because we expect that integrating AI into our services is a competitive requirement in a rapidly evolving market. We have made significant investments to build and support AI capabilities, products, and services to meet clients’ needs and remain competitive in our industry and expect to make additional investments in the future. If we are unable or slow to develop, adopt, and deploy AI technologies in our business, we will not remain competitive in our industry, and the growth we are expecting to realize from AI-related services may not materialize.
AI technologies have changed how we identify, recruit, hire, retain, and efficiently utilize our professionals and are changing how we perform and charge for services. Our clients have asked, and may come to expect, that we use AI along with human delivery personnel to develop software for them at comparatively lower costs than software developed solely by our human delivery personnel. If comparable services can be performed less expensively using AI, clients may seek other service providers or expect price concessions to retain their business, which could adversely affect our financial results. As we plan, develop, and implement changes to our delivery model to balance those services that can only be performed by humans against those that can be performed by leveraging AI, we may have insufficient or excess delivery personnel than required by client demand.
Increased Adoption of AI-Based Software Tools May Reduce Demand for Our Services
Rapidly evolving digital technology innovations, such as AI, machine learning, hyperautomation, low-code/no-code application development, system observability, and predictive insights are creating new forms of competition to our services. These innovations may reduce the need for our services and the services of our clients that develop software and software-as-a-service for their end users. AI, large language model, and machine learning technologies enable clients and potential clients to develop, customize, and maintain software solutions internally and could reduce reliance on third-party service providers such as EPAM and our clients that are software product vendors. Industry-specific plug-ins and agentic features of existing AI software can perform tasks that may replace the need for specialized software to perform common business processes, such as financial analysis, due diligence, and software coding. Our current and prospective clients have and may continue to use AI-powered tools to create or modify software applications themselves, or elect to replace traditional software with agentic AI, rather than purchasing our services or licensing software from our clients.
Increased competition, or the perception of increased competition, from new and non-traditional market participants like AI-based task-specific tools, has negatively impacted the price of our stock. If a significant number of our existing or future clients employ AI-driven tools as a replacement for our services or the software we build, our revenues, anticipated growth and prospects, our financial condition, and our results of operations could be materially adversely affected.
Risks Related to Our Personnel and Growth
We may be unable to effectively manage our growth or achieve anticipated growth, which could place significant strain on our management, systems, resources, and results of operations.
We have experienced uneven growth and decline, expansion, and geographic shifts in our business over the past several years. Our growth and expansion have been both organic and through strategic acquisitions and investments and has resulted in part from managing larger and more complex projects for our clients and clients seeking to incorporate new technologies, such as AI, into their businesses. Consequently, we have and may continue to invest substantial amounts of cash in human capital, technology, and the infrastructure to support these projects, including training, administration, and opening facilities in existing and new geographies. Our growth has significantly slowed at times, particularly during 2023 and the first half of 2024, due to reduced client demand resulting primarily from uncertain macroeconomic conditions. Rapid growth followed by decreased demand placed significant strain on our management and our administrative, operational and financial infrastructure, and created and may continue to create challenges, including:
•recruiting, training and retaining sufficiently skilled professionals and management personnel while balancing headcount with client requirements;
•balancing an increase in the number of experienced personnel that have correspondingly higher billing rates against hiring, training, and deploying less experienced personnel at the lower rates sought by clients;
•planning and maintaining resource utilization rates consistently and efficiently using on-site, off-site, near shore, and offshore staffing across our geographic mix of resources;

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
If clients do not choose us for large and complex projects or we do not effectively manage those projects, our reputation may be damaged and we will not realize our business and financial goals that support new investments and infrastructure projects. We have and will continue to invest in new lines of business, such as AI, expanded consulting services, and in new geographies. As we introduce new services, enter into new markets and new client relationships, and take on increasingly large and complex projects, our business will face new risks and challenges. Expansion into direct-to-consumer offerings in the highly regulated education industry and joint venture relationships with our clients could result in increased liability, start-up, and compliance costs. If the challenges associated with expansion and new investments negatively impact our anticipated growth and margins, our business, prospects, financial condition and results of operations could be materially adversely affected.
We must successfully attract, hire, train and retain qualified personnel to service our clients’ projects and we must productively utilize those personnel to remain profitable.
Identifying, recruiting, hiring and retaining professionals with skill sets that meet our existing and anticipated demand across our business is critical to maintaining existing engagements and obtaining new business but has become more challenging in changing economic and labor climates. If we are unable to recruit professionals with the skills required by our business and if we do not productively deploy our professionals, infrastructure, and fixed-cost resources productively, our profitability will be significantly impacted. Additionally, if we are unable to effectively train existing personnel to develop new skills, our ability to win new work and implement new technologies in client projects may be impaired. We must manage the utilization levels of our professionals by effectively planning for future needs and staffing projects appropriately while accurately predicting the general economy, the geographies and locations where our personnel will be needed, and our clients’ need for our services. If we are unable to attract, hire, train, and retain highly skilled personnel and productively deploy them on client projects, we will jeopardize our ability to meet our clients’ expectations and develop current and future business, which could adversely affect our financial condition and results of operations.
Competition for highly skilled professionals and wage expectations is intense in the markets where we operate or plan to operate, and we may experience significant employee turnover rates or recruiting challenges due to such competition. If we are unable to retain professionals with specialized skills and deploy those professionals at profitable rates that our clients are willing to pay, our revenues, operating efficiency and profitability will decrease, as will our ability to meet emerging technological developments. Cost reductions, such as reducing headcount or voluntary departures that result from our failure to retain the professionals we hire, negatively affect our reputation as an employer and our ability to hire personnel to meet our business requirements. We may be unable to increase the prices that our clients are willing to pay at a rate that is commensurate with the increasing compensation levels we need to pay to retain our existing personnel and hire new personnel, which may also have an adverse impact on our profitability.
There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.
In several countries, some of our personnel or the personnel of companies that we acquired are retained as independent contractors. Determining whether an individual is considered an independent contractor or an employee is typically fact sensitive, varies by jurisdiction, and is subject to interpretation. If a government authority changes the applicable laws or a court makes an adverse determination with respect to independent contractors in general or our independent contractors specifically, we could incur significant costs, including for prior periods, related to tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations and increase the difficulty of attracting and retaining personnel.

Our success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services and our succession planning efforts are ineffective.
Our success heavily depends upon the continued services of our senior executives and other key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all. If any of our senior executives or key personnel joins a competitor or forms a competing company, they may take clients, suppliers, know-how and our personnel with them despite contractual prohibitions on such activity. Enforcing or attempting to enforce restrictive employment covenants can require significant costs and resources and is not always successful. If we are unable to attract new senior executives or key personnel due to the intense competition for talent in our industry, it could disrupt our business operations and growth. Although we regularly perform succession planning efforts and create contingencies addressing the risks of losing senior executives and other key personnel, those efforts may be ineffective when or if they are deployed.
If we fail to integrate or manage acquired companies efficiently and effectively, or if acquisitions do not perform to our expectations individually or in the aggregate, our overall profitability and growth plans could be materially adversely affected.
Strategic acquisitions involve significant risks but remain a key part of our growth strategy. Acquired companies may not advance our business strategy or achieve a satisfactory return on our investment, we may not be able to successfully integrate acquired employees, businesses, company cultures, client relationships, or operations, and we may not discover significant liabilities in our due diligence or valuation processes. In addition, we may need to implement controls, processes, and policies in our acquired companies so they are consistent and appropriate with the requirements of a multi-national public company especially in areas such as financial reporting, cybersecurity, IT, and privacy, and may rely on transition services from the sellers until we are able to implement those controls, processes, and policies.
Our acquired companies’ contracts with their clients sometimes lack terms and conditions that adequately protect us against the risks associated with the services we provide, and our acquired companies’ legacy business operations and contract terms can expose us to potential liability. Acquisitions also divert significant management attention and financial resources from our ongoing business and from the integration of other recently acquired companies. If not effectively managed, the disruption to our ongoing business increases our expenses, including significant one-time expenses and costs related to unknown liabilities, including tax, litigation, cybersecurity, and commercial risks, and creates difficulty and complexity when integrating acquired operations that can adversely affect our overall growth and profitability.
Risks Related to Our Operations
Increases in wages, equity compensation, and other compensation expenses could limit our competitive advantage, increase our costs, and result in dilution to our stockholders.
Wages for technology professionals in the emerging markets where we have significant operations and delivery centers are typically lower than comparable wages in more developed countries. However, wages in general, and in the technology industry in emerging markets in particular, have increased and will make us less competitive if we are not able to increase the efficiency and productivity of our people. Wage inflation, whether driven by competition for talent, ordinary course pay increases, prevailing wages in a specific geography, or broader market forces, all increase our cost of providing services and reduce our profitability when we are not able to pass those costs on to our clients or adjust prices when justified by market demand. In addition, there are significant expenses associated with issuing equity under our stock-based compensation programs, and changes to our equity compensation practices and programs can affect our ability to attract and retain talent.
Our operations in emerging markets subject us to greater economic, financial, and banking risks than we would face in more developed markets.
We have significant operations in emerging market economies in Central and Eastern Europe, Latin and South America, India, Western Asia, and certain other Asian countries, all of which are more vulnerable to market and economic volatility than larger and more developed markets and present risks to our business and operations. A majority of our revenues are generated in North America and Western Europe. However, most of our personnel and delivery centers are located outside of those geographies, including in many emerging markets. This exposes us to foreign exchange risks relating to revenues, compensation, purchases, capital expenditures, receivables and other balance-sheet items. As we continue to leverage and expand our global delivery model into other emerging markets, a larger portion of our revenues and incurred expenses may be in currencies other than U.S. dollars. Currency exchange volatility caused by economic instability or other factors could materially impact our results. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

We have cash in banks in countries such as Belarus, Ukraine, Kazakhstan, Georgia, Armenia, India, Argentina, and Uzbekistan, where the banking sector generally does not meet the banking standards of more developed markets, bank deposits made by corporate entities are not insured, and the banking system remains subject to instability, sanctions, and changes in regulations that complicate business transactions. Some of the countries where we operate have sanctioned certain of the banks that we use in emerging market economies, which has delayed our intercompany payments and payments to vendors and could delay or prevent receipts from clients. Further elongation or escalation of the military conflict in Ukraine could contribute to a banking crisis in Ukraine, Belarus, or the region. A banking crisis, or the bankruptcy or insolvency of one or more of our banks may result in the loss of our deposits or adversely affect our liquidity and our ability to complete banking transactions in that region. In addition, some countries where we operate and some banks that we use have imposed regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies within their banking systems or to other banking systems, which limits or could eliminate our ability to distribute cash from those countries across our global operations and increases our exposure to currency fluctuations and regional banking instability. Emerging market vulnerability, and especially its impact on currency exchange volatility and banking systems, could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to compete successfully against others in our industry, pricing pressures or loss of market share could have a material adverse effect on our business.
The market for our services is highly competitive and we expect competition to persist and intensify, especially as we and our competitors develop AI capabilities and specialties. We face competition from offshore IT services providers in other outsourcing destinations with low wage costs, as well as competition from large, global consulting and outsourcing firms and in-house IT departments of large corporations. Clients tend to engage multiple IT services providers instead of using an exclusive IT services provider, which limits our revenues and market share and places downward pressure on pricing among competing IT services providers. Clients may prefer service providers that have more locations, more personnel, more experience in a particular country, market, or technology, or that are based in countries that are more cost-competitive or have the perception of being more stable than some of the emerging markets in which we operate.
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
Expectations from our clients, investors, employees, and regulators regarding our environmental, social, and governance, or ESG, strategy and commitments continue to evolve. As investor policy and sentiment changes, and regulations and legislation related to ESG disclosure and climate change initiatives are adopted or suspended regionally and globally, our compliance obligations may not be aligned with investor, political, or legal support for ESG investments, programs, and disclosure. Failure to invest in and comply with ESG initiatives and regulations could limit our access to certain markets, result in fines, or cause reputational harm, and commitment to ESG policies and programs could similarly harm our business and reputation with investors, clients, and the public and subject us to legal liability. Changes and differences in policy and laws in the various jurisdictions where we operate may require inconsistent disclosures and commitments across those jurisdictions, and regulations, treaties or initiatives related to climate change could result in increased operational costs associated with environmental regulations and increased compliance and energy costs, each of which could harm our business and results of operations by increasing our expenses or requiring us to alter our operations. Our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required or expected by regulation or industry norms, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Additionally, if we are unable to meet our ESG goals and objectives, we could also face scrutiny from certain constituencies related to the scope and nature of those goals or any revisions to those goals, and we may suffer reputational harm with investors, our clients, and current or potential employees.
Our operating results may be negatively impacted by the loss of certain tax benefits provided to companies in our industry by the governments of Belarus, Poland, and other countries.
In Belarus, we are a member of High-Technologies Park which provides a full exemption from Belarus income and value added taxes until 2049 and reduced tax amounts on obligatory social contributions and other taxes. Poland provides a tax incentive for research and development that allows us to take enhanced deductions for specific costs for employees working on research and development projects. If the tax policies in Belarus, Poland, or other countries where we operate are changed, terminated, or not extended or comparable new tax incentives are not introduced, we expect that our operating expenses and/or our effective income tax rate could increase significantly, which could materially adversely affect our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Income Taxes.”
Risks Related to Regulation and Legislation
Existing policy and substantial changes to fiscal, political, regulatory and other federal policies may adversely affect our business and financial results.
General economic or political conditions in the U.S. could adversely affect our business. U.S. policy with respect to a variety of issues, including AI, international trade agreements, conducting business offshore, inflation mitigation, interest rates, climate change, import and export regulations, tariffs and customs duties, foreign relations, immigration laws, travel restrictions, antitrust controls and enforcement, financial reporting, and corporate governance laws, could have a positive or negative impact on our business. The U.S. administration has levied tariffs, imposed economic sanctions, and created other restrictions on trade with the countries where we employ professionals and conduct significant operations and may also institute additional impediments to global trade with little or no warning.
The majority of our professionals are offshore. Companies that outsource services to subsidiaries or third parties operating in other countries remain a topic of political discussion in many countries, including the U.S., which is our largest source of revenues. The U.S. administration periodically proposes and enacts rules that restrict offshore outsourcing and discourage employing non-U.S. residents in the U.S., both of which could adversely impact our business. Broadened restrictions on outsourcing by federal and state government agencies, private industry tax disincentives, including excise taxes on payments to foreign subsidiaries and personnel, intellectual property transfer restrictions, and restrictions on the use or availability of certain work visas could have a negative effect on our business.
Some of our projects require our personnel to obtain visas to travel and work at client sites outside of our personnel’s home countries. Our reliance on visas to staff projects with employees who are not citizens of the country where the work is performed makes us vulnerable to changes in the number of visas to be issued in any particular year and other work permit laws and regulations. Obtaining the required visas and work permits for the U.S. has become more lengthy and difficult. Political forces and economic conditions limiting the number of permitted applications and application and enforcement processes may cause additional delays or rejections when trying to obtain visas. Delays in obtaining visas or other work authorizations may delay the ability of our personnel to travel to meet with and provide services to our clients or to continue to provide services on a timely basis. In addition, the availability of a sufficient number of visas without significant additional costs could limit our ability to provide services to our clients on a timely and cost-effective basis or manage our sales and delivery centers as efficiently as we otherwise could. Delays in or the unavailability of visas and work permits could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to laws and regulations in the U.S. and other countries in which we operate, including export restrictions, economic sanctions, and anti-bribery and anti-corruption laws. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
We are subject to many laws and regulations that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control, or OFAC, and other domestic and international bodies have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. We are also subject to anti-bribery and anti-corruption laws, all of which prohibit companies and their intermediaries from making bribes for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under anti-bribery laws.
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
Any violations of these or other laws and regulations by our employees, independent contractors, subcontractors and agents, including third parties with which we associate or companies we acquire, could expose us to administrative, civil or criminal penalties, and fines or business restrictions, each of which could have a material adverse effect on our results of operations and financial condition and would adversely affect our reputation and the market for shares of our common stock and may require certain of our investors to disclose their investment in us under certain state laws.
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
There are a number of factors relating to our clients that are outside of our control and which might lead them to terminate or not renew a contract or project with us, or be unable to pay us, including:
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
Termination, non-renewal, or renegotiation of a client contract or delayed starts to projects cause us to experience a higher-than-expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount to paying client projects. Clients that delay payment, request modified payment arrangements, or fail to meet their payment obligations increase our cash collection time, cause us to incur bad debt expense, and cause us to incur collection expenses. The loss of any of our major clients, a significant decrease in the volume of work they outsource to us or the price they are willing or able to pay us, if not replaced by new service engagements and revenues, could materially adversely affect our revenues and results of operations.
Our revenues are highly dependent on a limited number of industries, and any decrease in demand for outsourced services in these industries could reduce our revenues and adversely affect our results of operations.
A substantial majority of our clients are concentrated in five industry verticals: Financial Services; Software & Hi-Tech; Business Information & Media; Consumer Goods, Retail & Travel; and Life Sciences & Healthcare. Our business growth largely depends on continued demand for our services from clients in these five industry verticals and other industries that we target now or in the future and also depends on trends in these industries to outsource the services we provide.
A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource IT services in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services and could have a material adverse effect on our business, financial condition and results of operations. Some of our clients have experienced lay-offs, volatile stock prices, higher borrowing costs, and lower consumer spending on products and services which has resulted in reduced spending on our services. Other developments in the industries in which we operate may increase the demand for lower cost or lower quality IT services and decrease the demand for our services or increase the pressure our clients put on us to reduce pricing. We may not be able to successfully anticipate and prepare for any such changes, which could adversely affect our results of operations.
Furthermore, developments in the industries we serve shift client demand to new services, solutions or technology, such as AI-enabled business processes. If our clients demand new services, solutions or technologies, we may be less competitive in these new areas if we do not make significant investments to meet that demand. Additionally, as we expand into serving new industry verticals, our solutions and technology may be used by, or generally affect, a broader base of clients and end users, which may expose us to new business and operational risks.
If our pricing structures are based on inaccurate expectations and assumptions regarding the cost and complexity of performing our work, or if we are not able to maintain favorable pricing for our services, then our contracts could be unprofitable or we may not meet our profitability projections.
We face a number of risks when pricing our contracts with our clients. Our pricing is highly dependent on our internal forecasts, assumptions and predictions about our clients and their projects, the marketplace, global economic conditions (including foreign exchange volatility and inflation) and the coordination of operations and personnel in multiple locations with different skill sets and competencies. Larger and more complex projects that involve multiple engagements or stages heighten those pricing risks because a client may choose not to retain us for additional stages or delay forecasted engagements, which disrupts our planned project resource requirements. If our pricing for a project includes dedicated personnel or facilities and the client slows or stops that project, we may not be able to reallocate resources to other clients. Our pricing and cost estimates may include anticipated long-term cost savings that we expect to achieve and sustain over the life of the contract. Because of such inherent uncertainties, we may underprice our projects or fail to accurately assess the risks associated with potential contracts, such as defined performance goals, service levels, and completion schedules. The risk of underpricing our services or underestimating the costs of performing the work is heightened in fixed-price contracts, product licensing, and in contracts that require our client to receive a productivity benefit as a result of the services performed under the contract. Our industry is adopting, and our clients are expecting, new pricing models, especially as AI tools evolve and are integrated into business processes. If we use unproven pricing models or are unable to successfully convince clients of the value of our AI tools and expertise, we increase the risk that we could underprice a client project and the project could become less profitable than we expected or even unprofitable. If we do not adopt new pricing models, our competitors that are willing to risk trying new models may take market share from us. If we fail to accurately estimate the resources, time or quality levels required to complete such engagements, or if the cost of employees, facilities, or technology unexpectedly increases, we could be exposed to cost overruns. Any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of the services, including those caused by factors outside our control, could make these contracts less profitable or unprofitable.
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
We have a long selling cycle for our services. Before potential clients commit to use our services, we must expend substantial time and resources educating them on the value of our services and our ability to meet their requirements. Therefore, our selling cycle is subject to many risks and delays over which we have little or no control, including our clients’ decision to select another service provider or use in-house resources to perform the services, the timing of our clients’ budget cycles, and client procurement and approval processes. If our sales cycle unexpectedly lengthens for one or more large projects, it could negatively affect the timing of our revenues and our revenue growth. In certain cases, we begin work and incur costs prior to executing a contract, which may cause fluctuations in recognizing revenues between periods or jeopardize our ability to collect payment from clients.
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
Rapidly changing technologies, methodologies and evolving industry standards are inherent in the market for our products and services. Our ability to anticipate developments in our industry, enhance our existing services, develop and introduce new services, provide enhancements and new features for our products, and keep pace with changes and developments are critical to meeting changing client needs. Developing solutions for our clients is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of AI, new platforms, operating systems, technologies and methodologies. Our ability to keep pace with, anticipate or respond to changes and developments is subject to a number of risks, including that:
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
Errors made by our professionals when delivering services or failures to meet our contractual obligations are disruptive to the client’s business and can expose confidential or personally identifiable information to third parties. These events have resulted and could in the future result in a reduction in our revenues, damage to our reputation, and in clients terminating our engagement and making claims for substantial damages against us. Some of our client agreements do not limit our potential liability for occurrences such as breaches of confidentiality and intellectual property infringement, and we cannot generally limit the liability to third parties with which we do not have a contractual relationship. In some cases, breaches of confidentiality obligations, including protecting personally identifiable information, may entitle the aggrieved party to seek equitable remedies, including injunctive relief.
Although we maintain professional liability insurance, product liability insurance, cyber incident insurance, commercial general and property insurance, business interruption insurance, workers’ compensation coverage, and umbrella insurance for certain of our operations, our insurance coverage does not insure against all risks in our operations, or all claims we may face. Damage claims brought against us, claims that we initiate due to the disruption of our business, information security systems, litigation, or natural disasters, and claims from reputational damage resulting from inaccurate allegations or reporting may not be covered by our insurance, may exceed the limits of our insurance coverage, and may result in substantial costs and diversion of resources even if insured. Some types of insurance are not available on reasonable terms or at all in some countries in which we operate, and we cannot insure against damage to our reputation. The assertion of one or more large claims against us, even if unsuccessful or insured, could materially adversely affect our reputation, business, financial condition, stock price, and results of operations.
A significant failure in our systems, telecommunications or IT infrastructure could harm our service model, which could result in a reduction of our revenues and otherwise disrupt our business.
Our service model relies on maintaining active and stable utility connections, voice and data communications, online resource management, financial and operational record management, and our client service and data processing systems at client sites, our delivery centers, and our client management locations. Our business activities may be materially disrupted in the event of a partial or complete failure of any of these technologies or systems, which could be due to software malfunction, cybersecurity attacks, conversion errors due to system upgrades, damage from fire, earthquake, power loss, military action, telecommunications failure, unauthorized entry, government shutdowns, demands placed on internet or electrical infrastructure by users, increased bandwidth requirements or other events beyond our control. Our crisis management procedures, business continuity, and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of multiple or catastrophic events. Loss of all or part of the infrastructure or systems could hinder our performance or our ability to complete client projects on time which, in turn, could reduce our revenues or otherwise materially adversely affect our business and business reputation.
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
Intellectual property infringement claims are time-consuming and costly to defend. If we fail to defend ourselves against such claims, we may lose significant intellectual property rights and may be unable to continue providing our existing services.
Our success largely depends on our ability to use and develop our technology, tools, code, methodologies, products, and services without infringing intellectual property rights - including patents, copyrights, trade secrets and trademarks - belonging to third parties. We have been subject to intellectual property infringement claims alleging that we used third-party trademarks or copyrighted materials without permission. If those intellectual property rights were relevant to our service offerings, we would need to license those rights or we would be prevented from using the allegedly infringing intellectual property in our business.
We typically indemnify clients who purchase our products, services and solutions against potential third-party intellectual property infringement claims, which subjects us to the risk and cost of defending the underlying infringement litigation. These claims require us to initiate or defend legal action on behalf of our clients, regardless of the merits of these claims, and our indemnification obligations are sometimes not subject to liability limits or exclusion of consequential, indirect or punitive damages. Intellectual property litigation diverts our management’s attention from our business and existing or potential clients could defer or limit their purchase or use of our software product development services or solutions until we resolve such litigation. If any of these claims succeed, we may be forced to pay damages on behalf of our clients, redesign or cease offering our allegedly infringing products, services, or solutions, or obtain licenses for the allegedly infringing intellectual property. If we cannot obtain licenses on commercially reasonable terms, our clients may be forced to stop using our services or solutions.
The existence, ownership, and use of intellectual property rights created using AI technologies is subject to judicial and legislative review, and many jurisdictions do not recognize the existence of any protectable intellectual property rights in materials created by AI. In addition, a number of traditional media and artistic organizations have sued AI software developers, alleging that the AI training processes and models infringe the copyright of the underlying training materials. If we are unable to meet our clients’ expectations regarding the ownership of the intellectual property underlying software deliverables, or those deliverables are subject to third-party infringement claims or licensing fees, we may face legal liability and increased costs. We believe AI software developers occasionally indemnify their licensees against intellectual property claims, but we think it is unlikely such indemnification obligations would cover our potential damages, if any.
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
Our employees, contractors, vendors, software and hardware suppliers, and other third parties in our information security supply chain, as well as sophisticated individual or collective groups of hackers, such as state-sponsored organizations, all pose threats to our information security. These individual, group, and organized actors have a variety of methods at their disposal, including deploying malicious software, exploiting vulnerabilities in hardware, software, or infrastructure, using social engineering or deceptive techniques to obtain information or gain access to our or our clients’ or vendors’ data, exploiting remote working connectivity and security susceptibilities, using AI to enhance, automate, and scale cyberattacks, and executing coordinated attacks to compromise our services, disrupt our operations, damage our reputation, or gain access to our communications, networks and data centers.
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
Despite our multiple security measures, any breach of our facilities, network, or information security defenses compromises the information stored in those locations and allows the accessed information to be held for ransom, publicly disclosed, misappropriated, corrupted, lost or stolen. Such a breach, or the perception that we have been breached or are vulnerable to a breach, disrupts our operations and the services we provide to clients, and any actual, alleged, or perceived breach of network or information security that we suffer causes damage to our reputation, a loss of confidence in our products and services, and requires us to expend significant resources, which may not be covered by insurance, to protect against further allegations and breaches and to rectify problems caused by these events. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under applicable laws, regulatory penalties or enforcement actions, and could adversely affect our reputation, business, revenues and competitive position.
Development and deployment of measures to protect our information security or that of our clients may be inadequate and could adversely affect our results of operations.
To defend against information security threats internally, at our third-party providers, and on our clients’ systems, we must continuously engineer or purchase more secure products and services, enhance security and reliability features, improve deployment and compliance with software updates, assess and develop mitigation strategies and technologies to help secure information, hire information security specialists, and maintain a security infrastructure that protects our network, products, and services, and the software we build for our clients. Some of our clients seek additional assurances for the protection of their sensitive information, including personally identifiable information, and attempt to hold us liable, through contractual indemnification clauses or directly, for any losses or damages related to the disclosure of their sensitive information. At times and to achieve commercial objectives, we agree to greater liability exposure to such clients. In addition, government regulators have introduced new cybersecurity regulation frameworks and have sought and may continue to seek to impose fines, penalties, and other civil or criminal consequences for real or suspected security breaches and perceived inadequate information security or disclosures. Our clients, particularly those in the Financial Services and Life Sciences & Healthcare industry verticals, may have enhanced or particular security requirements which we must address in our engineering and development services. Other parties, such as our clients’ customers, have claimed damages against our clients for information security or privacy breaches on an individual or collective basis, and our clients have in the past, and may in the future, request to be indemnified against such claims. We must also educate our employees, contractors, and clients about the need to effectively use security measures.
The cost of information security measures, either to protect our information or the information of our clients, and the cost of complying with privacy and information security disclosure regulations, reduces our profitability. Actual or perceived security vulnerabilities in our software and services, even if those vulnerabilities are the result of third-party hardware, software, or security lapses, harm our reputation and lead clients to use our competitors, reduce or delay future purchases of our services, or seek compensation or damages.
Changes in privacy and data protection regulations could expose us to risks of noncompliance and costs associated with compliance.
EPAM is subject to the GDPR, the substantially similar U.K. GDPR, the privacy laws of California and other U.S. states, India’s Digital Personal Data Protection Act, and the privacy laws of the other countries where we operate, each of which imposes significant restrictions and requirements relating to the processing of personal data and can include significant financial penalties for non-compliance. These and other state, national and international data protection laws require significant compliance effort and expense. California’s privacy laws, the U.K. GDPR, GDPR, and India’s Digital Personal Data Protection Act each establish complex legal obligations which organizations must follow with respect to the processing of personal data, including a prohibition on the transfer of personal information to third parties or to other countries, and the imposition of additional notification, security and other control measures. Developments in privacy regulations, including the EU-U.S. Trans-Atlantic Data Privacy Framework, that are designed to secure the transfer of data from the EU to the U.S., have created significant regulatory uncertainty for businesses transferring data globally. This uncertainty results in increased compliance costs and increases the risk of regulatory enforcement actions which can result in significant financial penalties, private lawsuits, reputational damage, blockage of international data transfers, disruption to business, and loss of clients.
Enforcement actions taken by data protection authorities, as well as audits, investigations, or lawsuits by one or more individuals, organizations, or foreign government agencies have resulted in penalties and fines for non-compliance or claims seeking damages as a result of a breach of these regulations. The burden of complying with additional data protection requirements results in significant additional costs and complexity and risk in our services as clients attempt to shift the risks of data privacy laws to us. We are required to establish processes and change certain operations in relation to the processing of personal data as a result of privacy laws, which involves substantial expense and distraction from other aspects of our business.
Undetected software design defects, errors or failures may result in loss of business or in liabilities that could materially adversely affect our business.
Our software development solutions involve a high degree of technological complexity and have unique specifications. Design defects or software errors are difficult to detect or correct, including those resulting from new and emerging technologies, such as AI. Errors or defects in design, execution, or quality inspections result in the loss of current clients, revenues, market share, or client data, make it difficult to attract new clients or achieve market acceptance, and divert development resources and increase support or service costs. We cannot provide assurance that, despite testing by our clients and us, errors will not be found in the software products we develop or the services we perform. Any such errors result in disruptions to the proper functioning of the software we build, cause disruptions in our clients’ business, and allow unauthorized access to our or our clients’ proprietary information, resulting in claims for damages against us, litigation, and reputational harm that could materially adversely affect our business.
General Risk Factors
Our stock price is volatile.
Our common stock has experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by our competitors, third parties, or us, projections or speculation about our business or that of our competitors or industry by the media or investment analysts, geopolitical events or uncertainty about inflation or other current global economic conditions. The stock market, as a whole, has experienced price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, to the extent that our stock price reflects future growth and profitability expectations, failure to meet these expectations will cause our stock price to significantly decline.
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
Our business may be negatively affected by instability, disruption or destruction in the geographic regions where we operate. War, terrorism, riot, civil insurrection or social unrest; man-made and natural disasters, the severity and frequency of which have increased due to climate change, including famine, flood, fire, earthquake, pandemics, storms, and regional or global health crises, may cause clients to delay their decisions on spending for the services we provide and give rise to sudden significant changes in regional and global economic conditions and cycles. Increased severity of extreme weather events also has the potential to disrupt our operations and cause utility outages that could result in service level breaches and customer dissatisfaction. Our crisis management procedures, business continuity, and disaster recovery plans may not be effective at preventing or mitigating the effects of such disasters, particularly in the case of simultaneous or catastrophic events. These events pose significant security risks to our people, the facilities where they work, our operations, electricity and other utilities, communications, travel, and network services, and the disruption of any or all of them could materially adversely affect our financial results. Travel restrictions resulting from natural or man-made disruptions, pandemics or other public health events, and political or social conflict increase the difficulty of obtaining and retaining highly skilled and qualified professionals and could unexpectedly increase our labor costs and expenses, both of which could also adversely affect our ability to serve our clients.
Our effective tax rate could be materially adversely affected by several factors.
We conduct business globally and file income tax returns in multiple jurisdictions. Our effective tax rate could be materially adversely affected by several factors, including changes in the amount of income taxed by or allocated to the various jurisdictions in which we operate and their differing statutory tax rates; changing tax laws, treaties, regulations and interpretations of such rules in one or more jurisdictions, including the implementation of minimum tax rules in many countries; and the resolution of issues arising from tax audits or examinations and any related interest or penalties. The determination of our provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by authorities in various jurisdictions. If a tax authority in any jurisdiction reviews any of our tax returns and proposes an adjustment, including, but not limited to, a determination that the transfer prices and terms we have applied are not appropriate, such an adjustment could have a negative impact on our results of operations, business, and profitability.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Our Cybersecurity Risk Management Program
We believe cybersecurity is critical to our business and to our clients. EPAM, our clients, and our suppliers all face risks from cybersecurity threats and a cybersecurity incident impacting any or all of us could materially adversely affect our operations, performance, reputation, and results of operations. For these reasons, EPAM maintains a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our cybersecurity risk management program includes periodic reviews of our risks and responses and also includes company-wide risk assessments by internal and external cyber risk professionals. Our program is designed to address risks related to both EPAM’s corporate information technology network and our cybersecurity services.
Cybersecurity Risk Governance
Several of the members of our Board of Directors have extensive experience in the information technology and information security industries, so our entire Board historically oversaw EPAM’s cybersecurity risk exposure and our management’s processes for identifying, monitoring, and mitigating cybersecurity risks. In 2024, the Board delegated cybersecurity and information technology systems oversight to the Audit Committee while simultaneously creating a subcommittee of the Audit Committee solely focused on EPAM’s cybersecurity and information security, including risk monitoring, assessment and management systems and policies. The purpose of the delegation was to increase bilateral access and communication between our cybersecurity management and our Board members and to supplement and accelerate the cadence of cybersecurity updates and discussion in addition to the regular briefings provided to the entire Board. The Board has renewed the cybersecurity subcommittee delegation each year since its inception.
In addition to regular and periodic updates to the cybersecurity subcommittee, our Chief Information Security Officer (or the EPAM employee holding an equivalent position) briefs the Board on our cybersecurity and information security programs and risks, both as a regular, standalone topic and as part of EPAM’s enterprise risk management program, where it remains rated as a high priority risk that has been integrated into our regular enterprise risk management assessments. Members of the Board or its leadership, as well as designated members of functional areas such as legal and communications, are also informed of cybersecurity incidents with the potential to have a business impact on EPAM, even if the incidents are not material to EPAM.
Our information security programs are led by our Chief Information Security Officer and encompass our overall information security strategy, policy, operations, threat detection and response management. Our Chief Information Security Officer has held information security and cybersecurity roles of increasing responsibility in multiple industries at regional and global scale for more than 25 years. Our information security leadership is also responsible for notifying our management and members of the Board about cybersecurity threats and incidents. Our information security team reports to our information security leadership and selects, deploys, and operates cybersecurity technologies, initiatives, and processes across our global footprint and develops and monitors government, public, and private threat intelligence sources to continually enhance our enterprise security structure and system resilience. Our personnel and end-users who are not assigned to our information security organization also contribute to our cybersecurity defense matrix by engaging in various learning modules and events, including simulations, tabletop exercises, and mandatory annual compliance and threat awareness training. The results and feedback from our exercises and training programs are subsequently incorporated into our evolving cybersecurity strategy. We built a security operations center to constantly monitor our global information security posture and to receive threat notifications and coordinate the investigation and remediation of alerts. In the event of an incident, we have developed detailed incident response playbooks that outline the identification, assessment, remediation, and prevention steps that we follow when responding to a cybersecurity threat.
Cybersecurity Risk Management
The governance structure, controls, and processes of our information security programs are based on industry best practices, our own practices and frameworks, and codified cybersecurity and information technology standards, including compliance with the International Organization Standardization/International Electrotechnical Commission 27001:2002 Information Security Management Systems standard, the National Institutes of Standards and Technology Cybersecurity Framework, the Center for Internet Security Controls, as well as applicable laws and regulations. We are regularly subject to evaluations, assessments, audits, tests, and compliance inspections by clients and third-party auditors that we or our clients engage to evaluate and test our cybersecurity risk management processes. We have established processes and a committee to gather facts to make a multi-layered evaluation and determination of the impact and materiality of cybersecurity incidents and to apply information learned from each incident to protect EPAM, its personnel, and its clients from future cybersecurity risks.
In addition to internal and external assessments of our own preparedness, we also seek to evaluate cybersecurity risks arising from our vendors and other third-party service providers. We review third-party cybersecurity controls through questionnaires and contract reviews, including adding security and privacy addenda to our contracts where applicable, and generally receive or commission system and organization controls reports, if available. We also generally require that our vendors and subcontractors that have access to confidential information or access to EPAM’s systems report cybersecurity incidents to us so that we can assess the impact of an incident if it occurs. Vendors that are unable to provide adequate reporting or that have access to sensitive data generally have their cybersecurity processes and procedures reviewed and our relationship with that vendor is further assessed on the basis of those reviews. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
We face a number of cybersecurity risks in connection with our business and we have, from time to time, experienced threats to and breaches of our data and systems and expect to continue to experience cybersecurity incidents and threats in connection with our business. As of the year ending December 31, 2025, prior cybersecurity incidents have not, to our knowledge, had a material effect on our business, financial condition, results of operations, or cash flows but we cannot provide assurances that there will not be material cybersecurity incidents in the future that have a material adverse effect on our business, finances, operations, or reputation. We have incurred and may continue to incur costs or other financial impacts from cybersecurity events that may not be covered by, or may exceed the coverage limits of, our cyber liability insurance. For more information about the cybersecurity risks we face, see the risk factor entitled “Security breaches and other disruptions to our network security that compromise our information expose us to liability and cause our business and reputation to suffer.” in Item 1A – Risk Factors.
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
Number of Holders
As of February 10, 2026, we had approximately 16 stockholders of record of our common stock. The number of record holders does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividend Policy
We have not declared or paid any cash dividends on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business and to repurchase our common stock. In addition, our revolving credit facility restricts our ability to make or pay dividends (other than certain intercompany dividends) unless no potential or actual event of default has occurred or would be triggered thereby. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III of this Annual Report on Form 10-K for our equity compensation plan information.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Information Technology Index and the S&P 500 Index for the period beginning December 31, 2020, and ending December 31, 2025. The stock performance shown on the graph below is not indicative of future price performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
COMPARISON OF CUMULATIVE TOTAL RETURN (1)(2)
Among EPAM, S&P 500 IT Index and the S&P 500 Index

Company/Index	Base period 12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
EPAM Systems, Inc.	$100.00	$186.54	$91.46	$82.97	$65.25	$57.17
S&P 500 IT Index	$100.00	$134.53	$96.60	$152.48	$208.30	$258.38
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16

(1)	Graph assumes $100 invested on December 31, 2020 in our common stock, the S&P 500 IT Index and the S&P 500 Index.
(2)	Cumulative total return assumes reinvestment of dividends.
Unregistered Sales of Equity Securities
On March 31, 2025 and on October 17, 2025, in connection with the Company’s acquisition of all of the outstanding equity of S4N Holding, Inc. (“S4N”), a Panamanian corporation acquired in 2021, the Company issued 1,538 and 23,445 shares of common stock, respectively, to the S4N sellers under the terms of the purchase agreement and following achievement of certain performance metrics set forth under the purchase agreement, as amended. All of the shares of common stock issued in connection with each issuance are restricted securities (as defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”)). No underwriter was involved in either issuance and no underwriting commissions were paid. Each transaction was exempt from the registration requirements of Section 4(a)(2) of the Securities Act, since neither transaction involved any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 16, 2025, the Board of Directors authorized a new share repurchase program (the “2025 Repurchase Program”) for up to $1.0 billion of the Company’s outstanding common stock. The Company may repurchase shares of its common stock on a discretionary basis from time to time through open-market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of common stock. As of September 30, 2025, the Company exhausted the $500 million available for purchases of the Company’s common stock under the previous 2024 Repurchase Program.
Share repurchase activity during the three months ended December 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
October 1 to October 31, 2025	—	$—	—	$1,000,000
November 1 to November 30, 2025	585	$180.03	585	$894,726
December 1 to December 31, 2025	577	$204.80	577	$776,473
Total	1,162		1,162
(1) Average price paid per share in the period includes commission.
Under our equity-based compensation plans, the Company withholds a number of shares of vested stock as payment to satisfy tax withholding obligations arising on the date of vesting of stock-based compensation awards. The number of shares of stock to be withheld is calculated based on the closing price of the Company’s common stock on the vesting date. During the three months ended December 31, 2025, the Company purchased 18 thousand shares. During 2025, the Company purchased an aggregate of 155 thousand shares. These shares were not acquired pursuant to our securities repurchase program.
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
We leverage AI to deliver transformative solutions that accelerate our clients' digital innovation and enhance their competitive edge. Through platforms like EPAM AI/RUN™ and initiatives like DIALX Lab™, we integrate advanced AI technologies into tailored business strategies, driving significant industry impact and fostering continuous innovation.
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
Business Update Regarding the War in Ukraine
Russia’s attack on Ukraine has had, and could continue to have a material adverse effect on our operations. As of December 31, 2025, Ukraine continues to be a significant delivery location with a large number of delivery professionals operating from safe locations at levels of productivity consistent with those achieved prior to the attack. We have maintained our $100 million humanitarian aid commitment to our people in Ukraine, and as of December 31, 2025, we have $10.1 million remaining to be expensed under this humanitarian commitment.
Our Board of Directors and its committees continue their oversight of our strategic, geopolitical, and cybersecurity risks and the risks related to our geographic locations and expansion. Our Board has received updates from management during both regular and special meetings, while also providing oversight of the risks associated with Russia’s invasion of Ukraine and other strategic areas of importance related to the war.
We continue to monitor and respond to the difficult conditions in Ukraine while maintaining a focus on our clients and long-term growth. We execute on our business continuity plans and our global delivery centers have sufficient resources, including infrastructure and capital, to support ongoing operations while continuing to focus on the safety and security of our employees and their families in Ukraine as well as in the broader region. The implementation and execution of our business continuity plans, our humanitarian commitment to our people in Ukraine, and other costs related to the war resulted in materially increased expenses. Some of these expenses continued during this year and we expect some of these expenses will continue to occur in subsequent quarters for some time in the future. The information contained in this section is accurate as of the date hereof but may become outdated due to changing circumstances beyond our control or present awareness.
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
Revenues — We recognize revenues when control of goods or services is passed to a client in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Such control is generally transferred over time based on satisfaction of obligations stipulated by the contract. Consideration expected to be received may consist of both fixed and variable components and is allocated to each separately identifiable performance obligation based on the performance obligation’s relative standalone selling price. Variable consideration usually takes the form of volume-based discounts, service level credits, price concessions or incentives. Determining the estimated amount of such variable consideration involves assumptions and judgment that can have an impact on the amount of revenues reported.
We derive revenues from a variety of service arrangements, which have been evolving to provide more customized and integrated solutions to clients by combining software engineering with customer experience design, business consulting, strategy, and technology innovation services in areas such as cloud platforms, cybersecurity and artificial intelligence. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements. We generate the majority of our revenues under time-and-materials contracts, which are billed using hourly, daily or monthly rates to determine the amounts to be charged directly to the client. We apply a practical expedient and revenues related to time-and-materials contracts are recognized based on the right to invoice for services performed.
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
Results of Operations
For discussion of our results of operations for the year ended December 31, 2023, including a year-over-year comparison between 2024 and 2023, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table presents a summary of our consolidated results of operations for the periods indicated. This information should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
	2025		2024
		% of revenues		% of revenues
	(in thousands, except percentages and per share data)
Revenues	$5,457,056	100.0%	$4,727,940	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	3,883,535	71.2	3,277,497	69.3
Selling, general and administrative expenses(2)	928,707	17.0	816,300	17.3
Depreciation and amortization expense	124,811	2.3	89,559	1.9
Income from operations	520,003	9.5	544,584	11.5
Interest and other income, net	11,546	0.3	46,876	1.0
Foreign exchange loss	(25,925)	(0.5)	(7,048)	(0.1)
Income before provision for income taxes	505,624	9.3	584,412	12.4
Provision for income taxes	127,946	2.4	129,879	2.8
Net income	$377,678	6.9%	$454,533	9.6%

Effective tax rate	25.3%		22.2%
Diluted earnings per share	$6.72		$7.84
(1) Includes $86,252 and $80,944 of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively.
(2) Includes $90,512 and $86,353 of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively.

Revenues
We continue to diversify our presence across multiple geographies and verticals, both organically and through strategic acquisitions. During the year ended December 31, 2025, our total revenues increased 15.4% from the previous year to $5.457 billion. Revenues from the first twelve months following each acquisition that was made in the fourth quarter of 2024, increased our revenues by 9.2% and fluctuations in foreign currency increased our revenues by 1.3% during the year ended December 31, 2025 as compared to the previous year. During the year ended December 31, 2025, we experienced a decrease in client concentration in our top client groups as a percentage of total revenues as compared to the previous year.
See Note 3 “Acquisitions” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information related to our completed acquisitions of businesses.
We discuss below the breakdown of our revenues by vertical, client location, client concentration, and service offering.
Revenues by Vertical
We assign our clients into one of our five main vertical markets or a group of various industries where we are increasing our presence, which we label as “Emerging Verticals.” Emerging Verticals include clients in multiple industries such as energy, manufacturing and automotive, industrial materials, telecommunications and several others.
The following table presents our revenues by vertical and revenues as a percentage of total revenues by vertical for the periods indicated:

	Year Ended December 31,
	2025		2024
	(in thousands, except percentages)
Financial Services	$1,316,487	24.1%	$1,022,617	21.6%
Consumer Goods, Retail & Travel	1,077,513	19.7	1,013,138	21.4
Software & Hi-Tech	821,819	15.1	702,367	14.9
Business Information & Media	675,667	12.4	674,597	14.3
Life Sciences & Healthcare	625,607	11.5	574,605	12.2
Emerging Verticals	939,963	17.2	740,616	15.6
Revenues	$5,457,056	100.0%	$4,727,940	100.0%

We experienced revenue growth across all verticals in 2025 and Financial Services remained our largest vertical, comprising 24.1% of total revenues. See further discussion of our verticals in the section “Revenues by Business Segment” below.
Revenues by Client Location
Our revenues are sourced from multiple countries, which we assign into three geographic markets identified as Americas, EMEA, and APAC. We present and discuss our revenues by client location based on the location of the specific client site that we serve, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. Revenues by client location differ from revenues by reportable segment in our consolidated financial statements included elsewhere in this annual report. Segments are not based on the geographic location of the clients, but rather they are based on the location of the Company’s management responsible for a particular client.

The following table sets forth revenues by client location by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2025		2024
	(in thousands, except percentages)
Americas (1)	$3,200,924	58.7%	$2,834,704	60.0%
EMEA (2)	2,147,304	39.3	1,793,198	37.9
APAC (3)	108,828	2.0	100,038	2.1
Revenues	$5,457,056	100.0%	$4,727,940	100.0%

(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Western Europe and the Middle East.
(3)APAC, or Asia Pacific, includes revenues from clients in East Asia, Southeast Asia and Australia.
During the year ended December 31, 2025, revenues in the Americas, our largest geography, were $3.201 billion, growing $366.2 million, or 12.9%, from $2.835 billion reported for the year ended December 31, 2024. The increase during the year ended December 31, 2025 compared to 2024, was primarily due to the acquisitions of NEORIS and First Derivative in the fourth quarter of 2024 and increased demand from our existing clients across various industries. Revenues from the Americas accounted for 58.7% of total revenues in 2025, a decrease from 60.0% in the prior year. The United States continued to be our largest client location contributing revenues of $2.834 billion in 2025 compared to $2.680 billion in 2024.
Revenues in our EMEA geography were $2.147 billion, an increase of $354.1 million, or 19.7%, from $1.793 billion in the previous year. The increase during the year ended December 31, 2025 compared to 2024, was primarily due to the acquisitions of NEORIS and First Derivative in the fourth quarter of 2024 and increased demand from our existing clients across various industries. Revenues from EMEA accounted for 39.3% of consolidated revenues in 2025 as compared to 37.9% in the previous year. The top three revenue contributing client location countries in EMEA were the United Kingdom, Switzerland and Germany, generating revenues of $597.3 million, $438.5 million and $233.4 million in 2025, respectively, compared to $523.4 million, $407.8 million and $206.1 million in 2024, respectively.
Revenues from clients in locations in our APAC region increased 8.8% from the prior year and comprised 2.0% of total revenues in 2025.
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
The following table presents revenues contributed by our clients by amount and as a percentage of our revenues for the periods indicated:

	Year Ended December 31,
	2025		2024
	(in thousands, except percentages)
Top five clients	$746,169	13.7%	$748,324	15.8%
Top ten clients	$1,180,007	21.6%	$1,107,647	23.4%
Top twenty clients	$1,742,670	31.9%	$1,615,267	34.2%
Clients below top twenty	$3,714,386	68.1%	$3,112,673	65.8%

The following table shows the number of clients grouped by revenues recognized by the Company for each year presented:

	Year Ended December 31,
	2025	2024
Over $20 Million	53	43
$10 - $20 Million	62	59
$5 - $10 Million	93	83
$1 - $5 Million	375	331
$0.5 - $1 Million	226	168
Revenues by Service Offering
Our service arrangements have been evolving to provide more customized and integrated solutions to our clients where we combine software engineering with customer experience design, business consulting and technology innovation services in areas such as cloud platforms, cybersecurity and artificial intelligence. We are continually expanding our service capabilities, moving beyond traditional services into strategy consulting, design and physical product development.
The following table shows revenues by service offering as an amount and as a percentage of our revenues for the years indicated:

	Year Ended December 31,
	2025		2024
	(in thousands, except percentages)
Professional services	$5,427,623	99.5%	$4,698,183	99.4%
Licensing and other revenues	29,433	0.5	29,757	0.6
Revenues	$5,457,056	100.0%	$4,727,940	100.0%
See Note 13 “Revenues” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information regarding our contract types and related revenue recognition policies.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The principal components of our cost of revenues (exclusive of depreciation and amortization) are salaries, bonuses, fringe benefits, stock-based compensation, project-related travel costs and fees for subcontractors who are assigned to client projects. Salaries and other compensation expenses of our delivery professionals are reported as cost of revenues regardless of whether the employees are actually performing services for clients during a given period. Additionally, government incentives and assistance related to services performed by delivery professionals assigned to client projects are reported in cost of revenues. Our employees are a critical asset, necessary for our continued success and therefore we expect to continue hiring talented employees and providing them with competitive compensation programs.
We manage the utilization levels of our delivery professionals through strategic hiring practices, dynamic management of staff, and efficient staffing of projects. Our staff utilization also depends on the general economy and its effect on our clients and their business decisions regarding the use of our services.
During the year ended December 31, 2025, cost of revenues (exclusive of depreciation and amortization) was $3.884 billion, representing an increase of 18.5% from $3.277 billion reported last year. The increase during the year ended December 31, 2025 compared to 2024, was primarily due to the acquisitions of NEORIS and First Derivative in the fourth quarter of 2024, an increase in compensation costs, and a $13.6 million decrease in government incentives related to conducting R&D activities in Poland. During the year ended December 31, 2024 we recognized a cumulative catch-up benefit related to Poland R&D tax credits. Changes in foreign currency exchange rates also had a 0.8% unfavorable impact during the year. Additionally, the average number of production professionals grew 9.0% mainly driven by our acquisition of businesses during 2024. The growth in our production professionals increased compensation costs which were also impacted by salary increases and promotions for existing professionals, an increase in variable compensation expense, and a $5.3 million increase in stock-based compensation expense. The increases were partially offset by $11.9 million in increased benefits from our hedging program.

Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 71.2% and 69.3% during the years ended December 31, 2025 and 2024, respectively. The year-over-year increase is primarily due to compensation increases which we were not able to fully offset through pricing increases, the acquisitions completed in 2024, higher variable compensation expense, a $13.6 million decrease in government incentives related to conducting R&D activities in Poland and the negative impact from the appreciation of foreign currencies in certain of our delivery locations, partially offset by increased benefits from our hedging program.
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
During the year ended December 31, 2025, selling, general and administrative expenses were $928.7 million, representing an increase of 13.8% as compared to $816.3 million reported last year. The increase in selling, general and administrative expenses during 2025 compared to 2024 was primarily driven by the acquisitions of NEORIS and First Derivative completed in the fourth quarter of 2024, an increase in personnel-related costs, including a $4.2 million increase in stock-based compensation expense, an $11.3 million increase in facilities and infrastructure expenses, and a $9.0 million increase in costs for software licenses. Personnel-related costs also increased due to impacts from salary increases and promotions for existing professionals, increases in variable compensation expense and severance, which reflects the impact from cost optimization programs. See Note 12 “Cost Optimization Programs” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for more information regarding the Company’s restructuring programs. These year-over-year increases were partially offset by a $5.6 million decrease in professional fee expenses related to our business acquisition efforts as compared to the prior year.
Expressed as a percentage of revenues, selling, general and administrative expenses decreased 0.3% to 17.0% for the year ended December 31, 2025, as compared to the prior year primarily driven by a decrease in personnel-related costs as a percentage of revenue, including stock-based compensation expense, facilities and infrastructure expenses and professional fee expenses related to our business acquisition efforts, partially offset by additional costs for software licenses as a percentage of revenues.
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
During the year ended December 31, 2025, depreciation and amortization expense was $124.8 million, representing an increase of $35.3 million from $89.6 million reported in the prior year. The increase in depreciation and amortization expense was primarily the result of increased amortization of acquired finite-lived intangible assets largely resulting from the acquisitions of NEORIS and First Derivative in the fourth quarter of 2024, partially offset by $6.3 million in lower depreciation and amortization on property and equipment. Expressed as a percentage of revenues, depreciation and amortization expense increased to 2.3% during the year ended December 31, 2025, as compared to 1.9% in 2024, primarily due to increased amortization of acquired finite-lived intangible assets largely resulting from the acquisitions of First Derivative and NEORIS in 2024.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash, cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, certain government grant income, and changes in the fair value of contingent consideration. Interest and other income, net decreased from $46.9 million during the year ended December 31, 2024 to $11.5 million during the year ended December 31, 2025. This decrease was largely driven by a $37.0 million decrease in interest income from our cash, cash equivalents and short-term investments, partially offset by a $2.2 million decrease in loss due to the change in fair value of contingent consideration.

Provision for Income Taxes
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and any potential related valuation allowances involves judgment. We consider factors that may contribute, favorably or unfavorably, to the overall annual effective tax rate in the current year as well as the future. These factors include statutory tax rates and tax law changes in the countries where we operate and excess tax benefits upon vesting or exercise of stock awards as well as consideration of any significant or unusual items.
As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. During 2025 and 2024, we had $361.4 million and $391.4 million, respectively, in income before provision for income taxes attributed to our foreign jurisdictions. Changes in the geographic mix or level of annual pre-tax income can also affect our overall effective income tax rate.
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
The provision for income taxes was $127.9 million in 2025 and $129.9 million in 2024. The decrease was primarily driven by a decrease in pre-tax income. The effective tax rate was 25.3% in 2025 compared to 22.2% in 2024. We recorded a tax shortfall upon vesting or exercise of stock awards of $1.9 million in 2025 and an excess tax benefit of $22.4 million in 2024.
On July 4, 2025, the U.S. federal government enacted tax reform legislation, commonly referred to as the One Big Beautiful Bill Act (“the Act”), which includes a broad range of tax reform provisions. The tax law changes included in the Act did not have a material impact on our effective tax rate for the year ended December 31, 2025; however, we expect an acceleration of certain deductions resulting in a $24.5 million reduction in cash tax payments associated with the 2025 tax year.
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
Americas Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Americas segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Americas segment revenues	$3,166,116	$2,866,339
Less:
Cost of revenues (exclusive of depreciation and amortization)	2,189,329	1,915,851
Selling, general and administrative expenses	418,715	369,055
Depreciation and amortization expense	35,957	40,009
Americas segment operating profit	$522,115	$541,424
During 2025, Americas segment revenues increased $299.8 million, or 10.5%, from the previous year. Revenues from our Americas segment represented 58.0% of total segment revenues, a decrease from 60.6% reported in the corresponding period of 2024. During 2025 as compared to 2024, Americas segment operating profits decreased $19.3 million, or 3.6%, to $522.1 million. Expressed as a percentage of revenue, Americas segment operating profit decreased to 16.5% in 2025 as compared to 18.9% in 2024. This decrease is primarily attributable to the impact of lower profitability from acquisitions completed in 2024, lower government incentives related to conducting R&D activities in Poland, changes in foreign exchange rates, and an increase in variable compensation expense as a percentage of segment revenues during 2025 compared to 2024.
The following table presents Americas segment revenues by industry vertical for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$603,711	$519,986	$83,725	16.1%
Software & Hi-Tech	560,449	525,091	35,358	6.7%
Life Sciences & Healthcare	496,831	488,455	8,376	1.7%
Consumer Goods, Retail & Travel	479,934	450,162	29,772	6.6%
Business Information & Media	465,232	449,449	15,783	3.5%
Emerging Verticals	559,959	433,196	126,763	29.3%
Revenues	$3,166,116	$2,866,339	$299,777	10.5%

During the year ended December 31, 2025, Financial Services was the largest industry vertical in the Americas segment and grew 16.1% in 2025 compared to the prior year, benefiting from new revenues from clients gained through our 2024 acquisitions and increased demand from insurance and payment processing clients. Software & Hi-Tech grew 6.7% during 2025 compared to the prior year which was a result of the continued focus on engaging with our technology clients. Life Sciences & Healthcare increased 1.7% during 2025 compared to the prior year primarily due to increased demand from pharmaceutical and medical device clients. Consumer Goods, Retail & Travel increased 6.6% during 2025 compared to the prior year primarily due to growth from our retail clients.
During the year ended December 31, 2025, revenues from the Business Information & Media vertical experienced an increase of 3.5% primarily due to improvement in demand from clients in the publishing and entertainment sectors, as well as growth from a new client in digital media added in the past twelve months. Emerging Verticals experienced 29.3% growth during 2025 compared to the prior year due to revenues from our fourth quarter 2024 acquisitions of NEORIS and First Derivative as well as growth from various clients in industries such as energy, telecommunications and industrial materials.
Europe Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Europe segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Europe segment revenues	$2,290,940	$1,861,601
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,625,058	1,290,317
Selling, general and administrative expenses	315,442	267,032
Depreciation and amortization expense	17,487	20,076
Europe segment operating profit	$332,953	$284,176
During 2025, Europe segment revenues were $2.291 billion, reflecting an increase of $429.3 million, or 23.1%, from the previous year. Revenues were positively impacted by changes in foreign currency exchange rates during 2025. Had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during 2024, we would have reported revenue growth of 19.7%. Revenues from our Europe segment represent 42.0% and 39.4% of total segment revenues during 2025 and 2024, respectively. During 2025, Europe segment operating profits increased $48.8 million, or 17.2% as compared to last year, to $333.0 million. Europe segment operating profit represented 14.5% of Europe segment revenues as compared to 15.3% in 2024. Europe segment operating profit as a percentage of revenues was negatively impacted by an increase in variable compensation expense and lower government incentives related to conducting R&D activities in Poland, partially offset by changes in foreign exchange rates and results of cost optimization programs during 2025 compared to 2024.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$712,776	$502,631	$210,145	41.8%
Consumer Goods, Retail & Travel	597,579	562,976	34,603	6.1%
Software & Hi-Tech	261,370	177,276	84,094	47.4%
Business Information & Media	210,435	225,148	(14,713)	(6.5)%
Life Sciences & Healthcare	128,776	86,150	42,626	49.5%
Emerging Verticals	380,004	307,420	72,584	23.6%
Revenues	$2,290,940	$1,861,601	$429,339	23.1%

During the year ended December 31, 2025, Financial Services was the largest industry vertical in the Europe segment and grew 41.8% benefiting from new revenues from clients that we gained as part of our 2024 acquisitions and increased demand from commercial banking and insurance clients. Revenues in the Consumer Goods, Retail & Travel vertical experienced growth of 6.1% during the year ended December 31, 2025, as compared to 2024, primarily due to improved demand from clients in the retail and consumer goods industries. Revenue growth in Software & Hi-Tech during the year ended December 31, 2025, as compared to 2024, was largely attributable to the expansion of services provided to one of our top 10 clients as well as the addition of several new clients in the past eighteen months. Revenues in Business Information & Media decreased during 2025 primarily due to decreased demand from two clients who were historically included in our top 10 clients. Revenues in Life Sciences & Healthcare grew 49.5% during 2025 primarily due to the growth experienced from clients in the pharmaceutical sector. Revenues in Emerging Verticals grew 23.6% during 2025, with growth experienced from clients in various industries such as energy, professional services and industrial materials. Emerging Verticals also benefited from clients gained through our 2024 acquisitions.
Effects of Inflation
Economies in many countries where we operate have periodically experienced high rates of inflation, including during 2025. Periods of higher inflation may affect various economic sectors in those countries and increase our cost of doing business there. We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to track the impact of inflation, particularly on wages, while attempting to minimize its effects through pricing and cost management strategies. A higher-than-normal rate of inflation in the future could adversely affect our operations and financial condition.
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, investments to support the growth of our business and share repurchases. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $1.296 billion, short-term investments totaling $6.1 million as well as $675.0 million of available borrowings under our revolving credit facility. See Note 10 “Debt” in the notes to our consolidated financial statements in this Annual Report on Form 10-K for information regarding the terms of our revolving credit facility and information about debt.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	For the Years Ended December 31,
	2025	2024
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$654,934	$559,168
Net cash used in investing activities	(49,047)	(884,980)
Net cash used in financing activities	(651,200)	(390,407)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	56,298	(36,497)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,985	$(752,716)
Cash, cash equivalents and restricted cash, beginning of period	1,290,392	2,043,108
Cash, cash equivalents and restricted cash, end of period	$1,301,377	$1,290,392
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. Since the invasion of Ukraine in 2022, our operating activities included using cash on humanitarian efforts for Ukraine.

Cash provided by operating activities in 2025 was primarily driven by the Company's cash collections from client contracts and was negatively impacted by an increase in days sales outstanding and higher payments for variable compensation as compared to 2024, attributable to a higher level of financial performance for the year ended December 31, 2024. Cash provided by operating activities in 2024 was primarily driven by the Company's cash collections from client contracts, which was partially offset by variable compensation payments, severance payments related to the Cost Optimization Program and other working capital outflows.
Investing Activities
Our primary uses of cash from investing activities consist of purchases of computer hardware, software and office equipment, as well as investments in office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during 2025 was primarily attributable to $42.2 million used for capital expenditures and $3.4 million used for the acquisitions of businesses, net of cash acquired compared to $32.1 million used for capital expenditures and $912.2 million used for the acquisitions of businesses, net of cash acquired during 2024. During 2024, the use of cash in investing activities was partially offset by inflows of $61.5 million from matured investments in time deposits with no such inflows during 2025 .
Financing Activities
Cash used in financing activities mainly consists of repurchasing shares of EPAM common stock under our share repurchase programs, payments of withholding taxes related to net share settlements of restricted stock units, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the purchases of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. Net cash used in financing activities increased from 2024 to 2025 primarily due to $660.6 million of payments to repurchase our common stock during 2025 compared to $398.0 million during 2024. In addition, during 2025 we used cash for the payments of withholding taxes related to net share settlements of equity awards of $26.8 million, compared to $35.2 million paid during 2024. These cash outflows were partially offset by cash received from the exercises of stock options issued under our long-term incentive plans and proceeds from the purchases of shares under our ESPP of $54.6 million during 2025, compared to $53.7 million received during 2024.
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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. We regularly monitor cash held in these countries and, to the extent the cash held exceeds the amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. As of December 31, 2025, we had $49.2 million of cash and cash equivalents in banks in Ukraine and $37.8 million of cash and cash equivalents in banks in Belarus. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. We do not expect these restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period.
We place our cash and cash equivalents with financial institutions considered stable, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many clients operating in different industries and geographies; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of December 31, 2025. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from variable rates related to cash and cash equivalent deposits, short-term investments, and our borrowings, mainly under our 2025 Credit Agreement, which is subject to a variety of rates depending on the currency and timing of funds borrowed. We do not believe we are exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.

Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, and Swiss francs and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Mexican pesos, and Swiss francs. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations. During the year ended December 31, 2025, approximately 39.5% of consolidated revenues and 63.2% of operating expenses were denominated in currencies other than the U.S. dollar.
Prior to March 4, 2022, when EPAM announced it would discontinue services to clients located in Russia in response to the attacks on Ukraine, the Russian ruble was one of our significant currencies in which we generated revenues and incurred expenses and it had a significant foreign exchange impact on our operations. After the announcement, our revenues, expenses, assets, liabilities and equity denominated in Russian rubles began to decrease and on July 26, 2023, we completed the sale of our remaining holdings in Russia to a third-party. We recorded a loss on sale of $25.9 million during the year ended December 31, 2023, including the recognition of the accumulated currency translation loss related to this foreign entity that was previously included in Accumulated other comprehensive income (loss) in the consolidated financial statements.
During the year ended December 31, 2025, our foreign exchange loss was $25.9 million compared to a $7.0 million loss reported in the previous year. Foreign exchange losses were primarily driven by the impact of fluctuations in foreign currencies on our assets and liabilities denominated in foreign currencies. Exchange rate movements can impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint, and Mexican peso transactions. As of December 31, 2025, all of our foreign exchange forward contracts, were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts. As of December 31, 2025, the net unrealized loss from these hedges was $2.6 million.
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
During the year ended December 31, 2025, we reported a revenue increase of 15.4% compared to the prior year. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during 2024, we would have reported revenue growth of 14.1%. Our revenues denominated in euros, British pounds, Swiss francs and Mexican pesos experienced the most impact from the movements in foreign currencies. During the year ended December 31, 2025, we reported a decrease in income from operations of 4.5% as compared to the previous year. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during 2024, we would have reported a decrease in income from operations of 8.8%. Income from operations was most significantly impacted by the movements of the Polish zloty, Indian rupee, euro, British pound, Swiss franc and Mexican peso exchange rates during the year ended December 31, 2025 compared to 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in “Item 15. Exhibits and Financial Statement Schedules” in Part IV of this Annual Report on Form 10-K.
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
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information required by this Item from the information set forth under the captions “Board of Directors”, “Corporate Governance”, and “Our Executive Officers” in our definitive proxy statement for our 2026 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A under the Exchange Act (our “2026 Proxy Statement”).
Item 11. Executive Compensation
We incorporate by reference the information required by this Item from the information set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information required by this Item from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company’s common stock that may be issued upon exercise of options and rights under the 2025 Long-Term Incentive Plan (the “2025 Plan”), the 2015 Long-Term Incentive Plan (the “2015 Plan”), the 2022 Non-Employee Directors Compensation Plan (the “2022 Directors Plan”), the 2012 Non-Employee Directors Compensation Plan (the “2012 Directors Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”) as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
	(in thousands, except dollar amounts)

Equity compensation plans approved by security holders	2,306	(1)	$212.59	(2)	2,409	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	2,306		$212.59		2,409

(1)
Includes the number of shares of common stock to be issued under the 2025 Plan, the 2015 Plan, the 2022 Directors Plan and the 2012 Directors Plan. See Note 15 “Stockholders' Equity” in the notes to the consolidated financial statements in this Annual Report on Form 10-K for more information regarding our plans and awards.

(2)	Represents the weighted average exercise price of stock options only.
(3)
Represents the number of shares available for future issuances under the 2025 Plan, the 2022 Directors Plan and the ESPP. See Note 15 “Stockholders' Equity” in the notes to the consolidated financial statements in this Annual Report on Form 10-K for more information regarding our plans and awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information required by this Item from the information set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate by reference the information required by this Item from the information set forth under the caption “Independent Registered Public Accounting Firm” in our 2026 Proxy Statement.

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

3.            Exhibits
A list of exhibits required to be filed as part of this Annual Report on Form 10-K is set forth below:

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 27, 2025, SEC File No. 001-35418))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 2, 2025, SEC file No. 001-35418)
4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to Form S-1, SEC File No. 333-174827, filed January 23, 2012 (“Amendment No. 6”))
4.2*	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1†
EPAM Systems, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 SEC File No. 001-35418, filed May 6, 2021)

10.2†
Form of Chief Executive Officer Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2024, SEC File No. 001-35418 the “Q1 2024 Form 10-Q”)

10.3†	Form of Chief Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Q1 2024 10-Q)
10.4†	Form of Global Non-Qualified Stock Option Award Agreement for Senior Managers (incorporated by reference to Exhibit 10.2 to the Q1 2024 10-Q)
10.5†	Form of Global Restricted Stock Unit Award Agreement for Senior Managers (incorporated by reference to Exhibit 10.4 to the Q1 2024 10-Q)
10.6†
Form of Chief Executive Officer Performance Restricted Stock Unit Award Agreement under the EPAM Systems, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2024, SEC File No. 001-35418)

10.7†
Form of Global Executive Officer Performance Restricted Stock Unit Award Agreement under the EPAM Systems, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2024, SEC File No. 001-35418)

10.8†
2022 Amended and Restated EPAM Systems, Inc. Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2022, SEC File No. 001-35418)

10.9†
Form of Non-Employee Director Restricted Stock Award Agreement under the 2022 Amended and Restated EPAM Systems, Inc. Non-Employee Directors Compensation Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 28, 2025, SEC File No. 001-35418)

10.10†	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.18 to Amendment No. 6)
10.11†
Executive Employment Agreement by and between Arkadiy Dobkin and EPAM Systems, Inc. dated January 20, 2006 (expired except with respect to Section 8) (incorporated herein by reference to Exhibit 10.19 to Amendment No. 6)

10.12†	Employment Agreement between Balazs Fejes and EPAM Systems (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2025, SEC file No. 001-35418)
10.13†	Form of Nondisclosure, Noncompete and Nonsolicitation agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 6)
10.14†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 to Amendment No. 6)
10.15†
Offer Letter by and between Jason Peterson and EPAM Systems, Inc. dated March 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2017, SEC file No. 001-35418)

10.16†
Amended Non-Employee Director Compensation Policy (effective January 1, 2024) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

10.17†*	EPAM Systems, Inc. 2017 Non-Employee Directors Deferral Plan
10.18†	Form of Director Deferral Election Form (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the quarter ended March 31, 2017, SEC File No., 001-35418, filed May 8, 2017)
10.19†	EPAM Systems, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2021, SEC File No., 001-35418)
10.20†	EPAM Systems, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2025, SEC File No. 001-35418)

10.21†	EPAM Systems, Inc. 2025 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2025, SEC File No. 001-35418)
10.22†
Form of Executive Restricted Stock Unit Award Agreement under the EPAM Systems, Inc. 2025 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2025, SEC File No. 001-35418)

10.23
Amended and Restated Credit Agreement dated as of October 3, 2025 by and among EPAM Systems, Inc. (as borrower), the lenders party thereto, and PNC Bank, National Association, as Administrative Agent, Swingline Loan Lender and Issuing Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2025, SEC File No. 001-35418)

19.1	EPAM Insider Trading Policy (incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2024, filed on February 28, 2025, SEC File No. 001-35418)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	EPAM Systems, Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 22, 2024, SEC File No. 001-35418)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contracts or compensatory plans or arrangements
*	Exhibits filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2026

EPAM SYSTEMS, INC.

By:	/s/ Balazs Fejes
Name: Balazs Fejes
Title: Chief Executive Officer, President and Director (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Balazs Fejes	Chief Executive Officer, President and Director (principal executive officer)	February 26, 2026
Balazs Fejes

/s/ Jason Peterson	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 26, 2026
Jason Peterson

/s/ Gary Abrahams	Vice President, Corporate Controller, Chief Accounting Officer (principal accounting officer)	February 26, 2026
Gary Abrahams

/s/ Arkadiy Dobkin	Executive Chairman	February 26, 2026
Arkadiy Dobkin

/s/ Chandra McMahon	Director	February 26, 2026
Chandra McMahon

/s/ DeAnne Aguirre	Director	February 26, 2026
DeAnne Aguirre

/s/ Eugene Roman	Director	February 26, 2026
Eugene Roman

/s/ Helen Shan	Director	February 26, 2026
Helen Shan

/s/ Jill B. Smart	Director	February 26, 2026
Jill B. Smart

/s/ Karl Robb	Director	February 26, 2026
Karl Robb

/s/ Richard Michael Mayoras	Director	February 26, 2026
Richard Michael Mayoras

/s/ Robert E. Segert	Director	February 26, 2026
Robert E. Segert

/s/ Ronald P. Vargo	Director	February 26, 2026
Ronald P. Vargo

EPAM SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of EPAM Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EPAM Systems, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 26, 2026

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of EPAM Systems, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of EPAM Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 26, 2026

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31, 2025	As of December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,296,077	$1,286,267
Trade receivables and contract assets, net of allowance of $6,350 and $5,612, respectively	1,108,201	1,002,175
Prepaid and other current assets	129,610	137,806
Total current assets	2,533,888	2,426,248
Property and equipment, net	202,387	207,667
Operating lease right-of-use assets, net	114,875	128,244
Intangible assets, net	406,586	436,418
Goodwill	1,210,564	1,181,575
Deferred tax assets	295,115	269,799
Other noncurrent assets	138,721	100,522
Total assets	$4,902,136	$4,750,473

Liabilities
Current liabilities
Accounts payable	$55,329	$44,702
Accrued compensation and benefits expenses	608,232	484,952
Accrued expenses and other current liabilities	250,688	201,356
Income taxes payable, current	25,520	50,395
Operating lease liabilities, current	37,173	39,634
Total current liabilities	976,942	821,039
Long-term debt	25,034	25,194
Operating lease liabilities, noncurrent	81,497	98,426
Deferred tax liabilities, noncurrent	76,969	92,362
Other noncurrent liabilities	63,886	82,301
Total liabilities	1,224,328	1,119,322
Commitments and contingencies (Note 18)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 authorized; 54,274 shares issued and outstanding at December 31, 2025, and 56,869 shares issued and outstanding at December 31, 2024	54	57
Additional paid-in capital	1,390,423	1,190,222
Retained earnings	2,268,204	2,555,796
Accumulated other comprehensive income (loss)	18,545	(116,864)
Total EPAM Systems, Inc. stockholders’ equity	3,677,226	3,629,211
Noncontrolling interest in consolidated subsidiaries	582	1,940
Total equity	3,677,808	3,631,151
Total liabilities and equity	$4,902,136	$4,750,473
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues	$5,457,056	$4,727,940	$4,690,540
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	3,883,535	3,277,497	3,256,514
Selling, general and administrative expenses	928,707	816,300	815,065
Depreciation and amortization expense	124,811	89,559	91,800
Loss on sale of business	—	—	25,922
Income from operations	520,003	544,584	501,239
Interest and other income, net	11,546	46,876	51,124
Foreign exchange loss	(25,925)	(7,048)	(15,778)
Income before provision for income taxes	505,624	584,412	536,585
Provision for income taxes	127,946	129,879	119,502
Net income	$377,678	$454,533	$417,083

Net income per share:
Basic	$6.76	$7.93	$7.21
Diluted	$6.72	$7.84	$7.06
Shares used in calculation of net income per share:
Basic	55,893	57,288	57,829
Diluted	56,233	57,983	59,085
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$377,678	$454,533	$417,083
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	134,166	(60,378)	58,179
Unrealized gain (loss) on hedging instruments	9,249	(19,084)	(487)
Defined benefit plans	(8,006)	1,634	(1,411)
Other comprehensive income (loss)	135,409	(77,828)	56,281
Comprehensive income	$513,087	$376,705	$473,364
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Consolidated Subsidiaries	Total Equity
	Shares	Amount			Shares	Amount
Balance, January 1, 2023	57,655	$58	$847,965	$2,248,948	14	$(118)	$(95,321)	$1,478	$3,003,010
Restricted stock units vested	336	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(103)	—	(29,301)	—	—	—	—	—	(29,301)
Stock issued in connection with 2021 acquisition	14	—	2,882	—	(14)	118	—	—	3,000
Stock-based compensation expense	—	—	135,500	—	—	—	—	—	135,500
Exercise of stock options	398	—	15,513	—	—	—	—	—	15,513
Issuance of common stock from employee stock purchase plan	173	—	36,255	—	—	—	—	—	36,255
Repurchase of common stock	(686)	—	—	(164,924)	—	—	—	—	(164,924)
Purchase of subsidiary shares from noncontrolling interest	—	—	(48)	—	—	—	—	(1,405)	(1,453)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	506	506
Other comprehensive income	—	—	—	—	—	—	56,281	—	56,281
Net income	—	—	—	417,083	—	—	—	—	417,083
Balance, December 31, 2023	57,787	58	1,008,766	2,501,107	—	—	(39,040)	579	3,471,470
Restricted stock units vested	381	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(122)	—	(33,881)	—	—	—	—	—	(33,881)
Stock issued in connection with 2021 acquisition	13	—	2,625	—	—	—	—	—	2,625
Stock-based compensation expense	—	—	159,121	—	—	—	—	—	159,121
Exercise of stock options	483	—	22,554	—	—	—	—	—	22,554
Issuance of common stock from employee stock purchase plan	181	—	31,037	—	—	—	—	—	31,037
Repurchase of common stock, including excise tax	(1,854)	(1)	—	(399,844)	—	—	—	—	(399,845)
Noncontrolling interests acquired in business combination	—	—	—	—	—	—	—	1,358	1,358
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7	7
Other comprehensive loss	—	—	—	—	—	—	(77,824)	(4)	(77,828)
Net income	—	—	—	454,533	—	—	—	—	454,533
Balance, December 31, 2024	56,869	57	1,190,222	2,555,796	—	—	(116,864)	1,940	3,631,151
Restricted stock units vested	444	—	—	—	—	—	—	—	—
Equity withheld for employee taxes	(155)	—	(28,227)	—	—	—	—	—	(28,227)
Stock issued in connection with 2021 acquisition	25	—	4,375	—	—	—	—	—	4,375
Stock-based compensation expense	—	—	169,508	—	—	—	—	—	169,508
Exercise of stock options	417	—	26,012	—	—	—	—	—	26,012
Issuance of common stock from employee stock purchase plan	213	—	28,533	—	—	—	—	—	28,533
Repurchase of common stock, including excise tax	(3,539)	(3)	—	(665,270)	—	—	—	—	(665,273)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(1,358)	(1,358)
Other comprehensive income	—	—	—	—	—	—	135,409	—	135,409
Net income	—	—	—	377,678	—	—	—	—	377,678
Balance, December 31, 2025	54,274	$54	$1,390,423	$2,268,204	—	$—	$18,545	$582	$3,677,808

The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$377,678	$454,533	$417,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	124,811	89,559	91,800
Operating lease right-of-use assets amortization expense	41,270	37,545	40,902
Bad debt expense (recovery)	1,814	(4,402)	4,047
Deferred taxes	(59,297)	(64,195)	(37,194)
Stock-based compensation expense	176,764	167,297	147,730
Unrealized gain on derivative instruments	—	—	(7,904)
Impairment charges	175	417	6,019
Loss on sale of business	—	—	25,922
Other	10,858	5,727	(599)
Changes in assets and liabilities:
Trade receivables and contract assets	(69,129)	15,588	32,356
Prepaid and other assets	(14,844)	(76,959)	8,409
Accounts payable	(12,683)	(29,084)	154
Accrued expenses and other liabilities	144,128	10,673	(84,610)
Operating lease liabilities	(46,248)	(39,365)	(48,093)
Income taxes payable	(20,363)	(8,166)	(33,388)
Net cash provided by operating activities	654,934	559,168	562,634
Cash flows from investing activities:
Purchases of property and equipment	(42,243)	(32,146)	(28,415)
Purchases of short-term investments	(2,057)	(1,229)	(11,169)
Proceeds from short-term investments	—	61,509	10,865
Acquisition of businesses, net of cash acquired (Note 3)	(3,432)	(912,158)	(24,817)
Purchases of non-marketable securities	(1,025)	(7,612)	(3,296)
Proceeds from sale of non-marketable securities	3,051	4,344	—
Other investing activities, net	(3,341)	2,312	(9,936)
Net cash used in investing activities	(49,047)	(884,980)	(66,768)
Cash flows from financing activities:
Proceeds from issuance of stock under employee incentive programs	54,578	53,731	51,636
Payments of withholding taxes related to net share settlements of equity awards	(26,802)	(35,190)	(29,102)
Proceeds from debt	5,714	8	825
Repayment of debt	(8,260)	(1,865)	(2,969)
Repurchase of common stock	(662,159)	(398,028)	(164,924)
Payment of contingent consideration for previously acquired businesses	(6,244)	(6,246)	(10,235)
Purchase of subsidiary shares from noncontrolling interest	(1,358)	—	—
Other financing activities, net	(6,669)	(2,817)	(11,004)
Net cash used in financing activities	(651,200)	(390,407)	(165,773)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	56,298	(36,497)	29,379
Net increase (decrease) in cash, cash equivalents and restricted cash	10,985	(752,716)	359,472
Cash, cash equivalents and restricted cash, beginning of period	1,290,392	2,043,108	1,683,636
Cash, cash equivalents and restricted cash, end of period	$1,301,377	$1,290,392	$2,043,108

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	For the Years Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,397	$3,738	$4,698
Supplemental disclosure of non-cash investing and financing activities:
Acquisition-date fair value of contingent consideration issued for acquisition of businesses	$935	$9,755	$14,850
Capital expenditures incurred but not yet paid	$4,838	$4,190	$23,986

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Balance sheet classification
Cash and cash equivalents	$1,296,077	$1,286,267	$2,036,235
Restricted cash in Prepaid and other current assets	1,337	837	5,294
Restricted cash in Other noncurrent assets	3,963	3,288	1,579
Total restricted cash	5,300	4,125	6,873
Total cash, cash equivalents and restricted cash	$1,301,377	$1,290,392	$2,043,108
The accompanying notes are an integral part of the consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and as otherwise disclosed)
1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
EPAM Systems, Inc. (the “Company” or “EPAM”) is a global provider of digital engineering, cloud and AI-enabled transformation services, as well as a leading business and experience consulting partner for global enterprises and ambitious startups. EPAM leverages AI to deliver transformative solutions that accelerate its clients' digital innovation and enhance their competitive edge. In a business landscape that is constantly challenged by the pressures of digitization, EPAM focuses on building long-term partnerships with clients in various industries through innovative and scalable software solutions, integrated strategy, experience and technology consulting, and a continually evolving mix of advanced capabilities. The Company is incorporated in Delaware with headquarters in Newtown, Pennsylvania.
Principles of Consolidation — The consolidated financial statements include the financial statements of EPAM and its subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates — The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP” or “U.S. GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences may be material to the financial statements.
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
Derivative Financial Instruments — The Company enters into derivative financial instruments to manage exposure to fluctuations in certain foreign currencies. The Company measures these foreign currency derivative contracts at fair value on a recurring basis utilizing Level 2 inputs and recognizes them as either assets or liabilities in its consolidated balance sheets. The Company records changes in the fair value of these hedges in accumulated other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to cost of revenues (exclusive of depreciation and amortization). In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the underlying hedge into income. If the Company does not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recorded in income. The cash flow impact of derivatives identified as hedging instruments is reflected as cash flows from operating activities. The cash flow impact of derivatives not identified as hedging instruments is reflected as cash flows from investing activities.
Fair Value of Financial Instruments — The Company makes assumptions about the fair values of its financial assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurement, and utilizes the following fair value hierarchy in determining inputs used for valuation:
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
Accumulated Other Comprehensive Income (Loss) — Accumulated other comprehensive income (loss) consists of changes in the cumulative foreign currency translation adjustments and actuarial gains and losses and prior service costs on defined benefit pension plans. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with FASB ASC Topic 815, Derivatives and Hedging. Changes in the fair values of these foreign currency exchange contracts are recognized in Accumulated other comprehensive income (loss) on the Company's consolidated balance sheets until the settlement of those contracts.
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
The Company recognizes revenues when control of goods or services is passed to a client in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Such control is generally transferred over time based on satisfaction of obligations stipulated by the contract. Consideration expected to be received may consist of both fixed and variable components and is allocated to each separately identifiable performance obligation based on the performance obligation’s relative standalone selling price. Variable consideration usually takes the form of volume-based discounts, service level credits, price concessions or incentives. Determining the estimated amount of such variable consideration involves assumptions and judgment that can have an impact on the amount of revenues reported.
The Company derives revenues from a variety of service arrangements, which have been evolving to provide more customized and integrated solutions to clients by combining software engineering with client experience design, business consulting and technology innovation services. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements. The Company generates the majority of its revenues under time-and-materials contracts, which are billed using hourly, daily or monthly rates to determine the amounts to be charged directly to the client. The Company applies a practical expedient and revenues related to time-and-materials contracts are recognized based on the right to invoice for services performed.

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
The Company reports reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues in the consolidated statements of income and comprehensive income.
Cost of Revenues (Exclusive of Depreciation and Amortization) — Consists principally of salaries, bonuses, fringe benefits, stock-based compensation, project-related travel costs and fees for subcontractors who are assigned to client projects. Salaries and other compensation expenses of our delivery professionals are reported as cost of revenues regardless of whether the employees are actually performing services for clients during a given period. Additionally, government incentives and assistance related to services performed by delivery professionals assigned to client projects are reported in cost of revenues.
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
For consolidated foreign subsidiaries whose functional currency is not the local currency, transactions and balances denominated in the local currency are foreign currency transactions and balances. Foreign currency balances related to non-monetary assets and liabilities are remeasured to the functional currency of the subsidiary at historical exchange rates while monetary assets and liabilities are remeasured to the functional currency of the subsidiary at period-end exchange rates. Foreign currency exchange gains or losses from remeasurement are included in income in the period in which they occur.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. As of December 31, 2025, the Company had $49.2 million of cash and cash equivalents in banks in Ukraine and $37.8 million of cash and cash equivalents in banks in Belarus. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period.
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

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally in euros, British pounds, Swiss francs, Mexican pesos, and Canadian dollars and incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, Mexican pesos, Swiss francs, Hungarian forints, Colombian pesos, and Canadian dollars. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint and Mexican peso transactions. See Note 6 “Derivative Financial Instruments” for further information on the Company’s hedging program.
Interest rate risk — The Company is exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from variable rates related to cash and cash equivalent deposits, short-term investments and the Company’s borrowings, mainly under the 2025 Credit Agreement, which is subject to a variety of rates depending on the type and timing of funds borrowed (See Note 10 “Debt”). The Company does not believe it is exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.
Adoption of New Accounting Standards
Unless otherwise discussed below, the adoption of new accounting standards did not have a material impact on the Company’s consolidated financial statements.
Income Taxes - Improvements to Income Tax Disclosures — In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The new guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted and may be applied prospectively or retrospectively. The Company adopted this ASU for the year ended December 31, 2025. See Note 16 “Income Taxes” for the new disclosure required by this ASU.
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
Government Grants — In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update is intended to provide recognition, measurement and presentation guidance for government grants received by business entities. The new guidance is effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company does not believe this ASU will have a material impact on its consolidated financial statements and is currently assessing the timing of adopting this ASU.
Intangible Assets - Improvements to the Accounting for Internal-Use Software — In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update is intended to modernize software accounting guidance by removing references to software development project stages and requiring entities to capitalize software costs when management has (i) authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the timing and impact of adopting this ASU.
Income Statement - Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors enhanced disclosures and requires public companies to disaggregate key expense types in the notes to the financial statements on an interim and annual basis. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company plans to adopt this standard in 2027 and is currently assessing the impact of adopting this ASU.

2.IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these financial statements, there has been no resolution to this attack. As of December 31, 2025, the Company had $59.4 million of property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.3 million, laptops with a net book value of $5.2 million, most of which are in the possession of employees, and various office furniture, equipment and supplies with a net book value of $1.9 million. Additionally, as of December 31, 2025, the Company had operating lease right-of-use assets located throughout Ukraine with a net book value of $3.1 million. Through the issuance date of these financial statements, the Company is not aware of any significant damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground and the Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the years ended December 31, 2025, 2024 and 2023, the Company expensed $14.6 million, $13.2 million and $17.4 million, respectively, related to this commitment. Of the expensed amount for the years ended December 31, 2025, 2024 and 2023, $2.3 million, $2.4 million and $11.3 million, respectively, is classified in cost of revenues (exclusive of depreciation and amortization) and $12.3 million, $10.8 million and $6.1 million, respectively, is classified in selling, general and administrative expense in the consolidated financial statements. As of December 31, 2025, the Company has $10.1 million remaining to be expensed related to this humanitarian commitment.
Following the invasion, the Company executed its business continuity plans to assist employees residing in Ukraine and the surrounding region, who were impacted by the war and geopolitical uncertainty, in relocating to other countries and to assign delivery personnel in locations outside of the region to serve in unbilled standby or backup capacities to ensure the continuity of delivery for its clients who have substantial delivery exposure to Ukraine or other delivery concerns resulting from the invasion and ongoing war. In addition to costs incurred as part of EPAM’s humanitarian commitment to Ukraine, during the years ended December 31, 2025, 2024, and 2023, the Company incurred $0.0 million, $0.8 million, and $1.8 million, respectively, related to its geographic repositioning efforts, which are classified in selling, general and administrative expenses. During the year ended December 31, 2023, the Company also incurred $9.4 million of expenses related to standby resources, which were classified in cost of revenues (exclusive of depreciation and amortization).
In response to the attacks on Ukraine, EPAM announced on March 4, 2022, it would discontinue services to customers located in Russia. On July 26, 2023, the Company completed the sale of its remaining holdings in Russia to a third-party. The Company recorded a loss on sale of $25.9 million during the year ended December 31, 2023, including the recognition of the accumulated currency translation loss related to this foreign entity that was previously included in accumulated other comprehensive income (loss) in the consolidated financial statements.
3.ACQUISITIONS
2025 Acquisition - During the year ended December 31, 2025, the Company completed one acquisition with a total purchase price of $8.8 million including contingent consideration with acquisition-date fair value of $0.9 million. This acquisition expanded EPAM’s AI-enabled business operations capabilities, as well as added $4.0 million of intangible assets, consisting of customer relationships. Pro forma results of operations have not been presented because the effect of this acquisition on the Company’s consolidated financial statements was not material.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of each respective acquisition and updated for any changes as of December 31, 2025:

	First Derivative	NEORIS
Cash and cash equivalents	$9,160	$63,470
Trade receivables and contract assets	46,410	79,474
Prepaid and other current assets	10,092	8,390
Goodwill	171,703	401,575
Intangible assets	124,809	259,000
Property and equipment and other noncurrent assets	3,999	22,188
Total assets acquired	$366,173	$834,097
Accounts payable, accrued expenses and other current liabilities	$31,560	$130,771
Other noncurrent liabilities	33,290	79,545
Total liabilities assumed	$64,850	$210,316
Noncontrolling interest in consolidated subsidiaries	—	1,358
Net assets acquired	$301,323	$622,423
During the year ended December 31, 2025, the Company completed the purchase price allocation for the acquisition of First Derivative and the estimated fair values of the assets acquired and liabilities assumed have been finalized. The Company recorded an increase to purchase price of $0.6 million for First Derivative related to the completion of purchase price adjustments for cash, indebtedness, and net working capital and also adjusted certain working capital accounts resulting in a combined increase in the value of acquired goodwill of $1.3 million. The effect of adjustments recorded during the year ended December 31, 2025 that would have been recognized in a prior period if the adjustments to the preliminary amounts had been recognized as of the acquisition date of First Derivative was not material.
During the year ended December 31, 2025, the Company completed the purchase price allocation for the acquisition of NEORIS and the estimated fair values of the assets acquired and liabilities assumed have been finalized. The Company recorded a reduction to purchase price of $3.9 million for NEORIS related to the completion of purchase price adjustments for cash, indebtedness, and net working capital and also adjusted the fair value of assumed contingent consideration and certain working capital accounts resulting in a combined decrease in the value of acquired goodwill of $5.2 million. The effect of adjustments recorded during the year ended December 31, 2025 that would have been recognized in a prior period if the adjustments to the preliminary amounts had been recognized as of the acquisition date of NEORIS was not material.
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
During the year ended December 31, 2024, the Company recognized acquisition-related costs associated with the First Derivative and NEORIS acquisitions totaling $6.3 million and $7.8 million, respectively. Acquisition-related costs incurred during the year ended December 31, 2025 were not material. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of income.

During the year ended December 31, 2024, revenues generated by First Derivative and NEORIS included in the Company’s consolidated statement of income totaled $12.2 million and $53.7 million, respectively. During the year ended December 31, 2024, net income from First Derivative and NEORIS since the date of acquisition was not material. Pro forma results of operations have not been presented for First Derivative because the effect of the acquisition on the Company’s consolidated financial statements was not material.
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

4.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill by reportable segment was as follows:

	Americas	Europe	Total
Balance as of January 1, 2024	$241,860	$320,599	$562,459
NEORIS acquisition	333,538	73,218	406,756
First Derivative acquisition	35,793	134,650	170,443
Other 2024 Acquisitions	40,529	12,926	53,455
2023 Acquisitions purchase accounting adjustments	861	—	861
Effect of net foreign currency exchange rate changes	(515)	(11,884)	(12,399)
Balance as of December 31, 2024	$652,066	$529,509	$1,181,575
2025 Acquisition	3,168	—	3,168
NEORIS purchase accounting adjustments	(4,246)	(935)	(5,181)
First Derivative purchase accounting adjustments	265	995	1,260
Other 2024 Acquisitions purchase accounting adjustments	368	392	760
Effect of net foreign currency exchange rate changes	954	28,028	28,982
Balance as of December 31, 2025	$652,575	$557,989	$1,210,564
There were no accumulated goodwill impairment losses in the Americas or Europe reportable segments as of December 31, 2025, 2024 or 2023.
Intangible assets other than goodwill as of December 31, 2025 and 2024 were as follows:

	As of December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$574,431	$(182,242)	$392,189
Trade names	28,539	(14,221)	14,318
Software	6,359	(6,320)	39
Contract royalties	1,900	(1,860)	40
Total	$611,229	$(204,643)	$406,586

	As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$547,552	$(128,148)	$419,404
Trade names	26,468	(10,017)	16,451
Software	5,942	(5,656)	286
Contract royalties	1,900	(1,623)	277
Total	$581,862	$(145,444)	$436,418
All of the intangible assets other than goodwill have finite lives and as such are subject to amortization. Amortization of the other intangible assets is recognized in depreciation and amortization expense in the consolidated statements of income.

The following table presents amortization expense recognized for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
Customer relationships	$67,132	$26,798	$19,855
Trade names	3,745	1,437	1,522
Software	252	1,002	1,102
Contract royalties	238	238	238
Total	$71,367	$29,475	$22,717
Based on the carrying value of the Company’s existing intangible assets as of December 31, 2025, the estimated amortization expense for the future years is as follows:

Year ending December 31,	Amount
2026	$71,705
2027	66,179
2028	60,797
2029	57,659
2030	54,005
Thereafter	96,241
Total	$406,586
5.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets.
The following table shows the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

	As of December 31, 2025
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,981	$—	$1,981	$—
Total assets measured at fair value on a recurring basis	$1,981	$—	$1,981	$—

Foreign exchange derivative liabilities	$4,602	$—	$4,602	$—
Contingent consideration	22,835	—	—	22,835
Total liabilities measured at fair value on a recurring basis	$27,437	$—	$4,602	$22,835
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
A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs is as follows:

Amount
Contingent consideration liabilities as of January 1, 2023	$24,308
Acquisition date fair value of contingent consideration — 2023 Acquisitions	14,850
Changes in fair value of contingent consideration included in Interest and other income, net	2,814
Payment of contingent consideration for previously acquired businesses	(18,844)
Effect of net foreign currency exchange rate changes	22
Contingent consideration liabilities as of December 31, 2023	$23,150
Acquisition date fair value of assumed contingent consideration — NEORIS	4,654
Acquisition date fair value of contingent consideration — Other 2024 Acquisitions	9,755
Changes in fair value of contingent consideration included in Interest and other income, net	5,699
Payment of contingent consideration for previously acquired businesses	(10,125)
Effect of net foreign currency exchange rate changes	(155)
Contingent consideration liabilities as of December 31, 2024	$32,978
Acquisition date fair value of contingent consideration - 2025 Acquisition	935
NEORIS purchase accounting adjustment	(1,529)
Changes in fair value of contingent consideration included in Interest and other income, net	3,466
Payment of contingent consideration for previously acquired businesses	(13,266)
Effect of net foreign currency exchange rate changes	251
Contingent consideration liabilities as of December 31, 2025	$22,835

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$5,402	$5,402	$5,402	$—	$—
Time deposits	37,441	37,441	—	37,441	—
Total cash equivalents	$42,843	$42,843	$5,402	$37,441	$—
Financial Liabilities:
Borrowings under 2025 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisitions	$29,532	$29,532	$—	$29,532	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial Assets:
Cash equivalents:
Money market funds	$5,200	$5,200	$5,200	$—	$—
Time deposits	16,907	16,907	—	16,907	—
Total cash equivalents	$22,107	$22,107	$5,200	$16,907	$—
Financial Liabilities:
Borrowings under 2021 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisitions	$33,187	$33,187	$—	$33,187	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $36.7 million and $38.5 million as of December 31, 2025 and 2024, respectively, and is classified as Other noncurrent assets in the Company’s consolidated balance sheets.
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
The Company measures derivative instruments and hedging activities at fair value and recognizes them as either assets or liabilities in its consolidated balance sheets. Accounting for the gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. As of December 31, 2025, all of the Company’s foreign exchange forward contracts were designated as hedges.
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

The fair value of foreign currency derivative instruments on the Company’s consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

		As of December 31, 2025		As of December 31, 2024
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts - Designated as hedging instruments	Prepaid expenses and other current assets	$1,981		$—
	Accrued expenses and other current liabilities		$4,602		$14,650
7.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	Weighted Average Useful Life (in years)	As of December 31, 2025	As of December 31, 2024
Computer hardware	4	$154,550	$146,966
Purchased computer software	4	94,557	91,630
Buildings and land improvements	46	57,194	57,194
Leasehold improvements	6	44,379	39,278
Furniture, fixtures and equipment	7	42,881	39,585
Land	n/a	1,339	1,339
Construction in progress	n/a	52,344	52,264
		447,244	428,256
Less: accumulated depreciation and amortization		(244,857)	(220,589)
Total		$202,387	$207,667
Depreciation and amortization expense related to property and equipment was $53.1 million, $59.4 million and $68.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.
The Company has assets which generate lease income including subleases of portions of its office space to third parties. The gross amount of such assets was $20.0 million and $10.6 million, and the associated accumulated depreciation was $6.9 million and $4.0 million as of December 31, 2025 and 2024, respectively. Depreciation expense associated with these assets held under operating leases was $1.2 million, $0.8 million and $0.5 million for the year ended December 31, 2025, 2024 and 2023, respectively.
The Company owns buildings located in Belarus, which are used in the Company’s normal operations as office space for its employees. On November 17, 2021, the Company acquired an office building in the process of being constructed in Kyiv, Ukraine for $50.1 million. Once completed, the acquired building is intended to be used in the Company’s normal operations as office space for its employees. The office building is classified as construction-in-progress as of December 31, 2025 and, due to Russia’s invasion of Ukraine, it is uncertain when this office building will be available for its intended use. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding the assets in Ukraine.

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
8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	As of December 31, 2025	As of December 31, 2024
Deferred revenue	$104,219	$59,321
Value added taxes payable	54,049	43,739
Contingent consideration, current (Note 5)	15,406	14,660
Foreign exchange derivative liabilities	4,602	14,650
Other current liabilities and accrued expenses	72,412	68,986
Total	$250,688	$201,356
9.LEASES
The Company leases office space, corporate apartments, office equipment, and vehicles. Many of the Company’s leases contain variable payments including changes in base rent and charges for common area maintenance or other miscellaneous expenses. Due to this variability, the cash flows associated with these variable payments are not included in the minimum lease payments used in determining the right-of-use assets and associated lease liabilities and are recognized in the period in which the obligation for such payments is incurred. The Company’s leases have remaining lease terms ranging from 0.1 to 6.1 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company considers such options when determining the lease term when it is reasonably certain that the Company will exercise that option. The Company leases and subleases a portion of its office space to third parties. Lease income and sublease income were not material for the years ended December 31, 2025, 2024 and 2023.
During the years ended December 31, 2025, 2024 and 2023, the components of lease expense were as follows:

	Income Statement Classification	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	Selling, general and administrative expenses	$47,806	$43,524	$47,824
Variable lease cost	Selling, general and administrative expenses	12,624	10,912	13,156
Short-term lease cost	Selling, general and administrative expenses	4,453	3,785	5,602
Total lease cost		$64,883	$58,221	$66,582

Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$52,167	$45,640
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,309	$23,771
Non-cash net increase due to lease modifications:
Operating lease right-of-use assets	$7,417	$13,522
Operating lease liabilities	$8,087	$13,557
Weighted average remaining lease terms and discount rates as of December 31, 2025 and 2024, were as follows:

	As of December 31, 2025	As of December 31, 2024
Weighted average remaining lease term, in years:
Operating leases	3.8	4.3
Weighted average discount rate:
Operating leases	4.8%	4.3%
As of December 31, 2025, operating lease liabilities will mature as follows:

Year ending December 31,	Lease Payments
2026	$41,655
2027	32,381
2028	26,011
2029	15,223
2030	10,278
Thereafter	3,328
Total lease payments	128,876
Less: imputed interest	(10,206)
Total	$118,670
There were no lease agreements that contained material restrictive covenants or material residual value guarantees as of December 31, 2025. There were no material lease agreements signed with related parties as of December 31, 2025.
As of December 31, 2025, the Company had committed to payments of $5.6 million related to operating lease agreements that had not yet commenced as of December 31, 2025. These operating leases will commence on various dates during 2026 with lease terms ranging from 1 to 7 years. The Company does not have any material finance lease agreements that had not yet commenced.

10.DEBT
Revolving Credit Facility — On October 3, 2025, the Company replaced its 2021 Credit Agreement with an amended and restated credit agreement (the “2025 Credit Agreement”) with a syndicate of lenders. The 2025 Credit Agreement provides for a revolving credit facility (the “2025 Revolving Facility”) with a borrowing capacity of $700.0 million, with the potential to increase the borrowing capacity up to $1,200.0 million if lenders agree to increase their commitments and the Company satisfies certain conditions. The 2025 Credit Agreement matures on October 3, 2030.
Borrowings under the 2025 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $250.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the lenders. Borrowings under the 2025 Revolving Facility bear interest at either a base rate or an alternative benchmark index for borrowings in currencies other than U.S. dollars. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. The 2025 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or actual event of default has occurred or would be triggered. As of December 31, 2025, the Company was in compliance with all covenants contained in the 2025 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2025 Credit Agreement as of December 31, 2025 and the 2021 Credit Agreement as of December 31, 2024:

	As of December 31, 2025	As of December 31, 2024
Outstanding debt	$25,000	$25,000
Interest rate	4.6%	5.4%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000
On October 21, 2021, the Company replaced its 2017 credit facility with an unsecured credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association; PNC Capital Markets LLC; Citibank N.A.; Wells Fargo Bank, National Association; Santander Bank, N.A.; and Raiffeisen Bank International AG (collectively the “Lenders”). The 2021 Credit Agreement provided for a revolving credit facility (the “2021 Revolving Facility”) with a borrowing capacity of $700.0 million, with the potential to increase the borrowing capacity up to $1,000.0 million if certain conditions were met. The 2021 Credit Agreement was scheduled to mature on October 21, 2026.
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
11.PENSION AND POSTEMPLOYMENT BENEFITS
Defined Contribution Plans
The Company offers defined contribution plans for its employees in certain countries including a 401(k) retirement plan covering substantially all of the Company’s U.S. employees. Employer contributions charged to expense for defined contribution benefit plans for the years ended December 31, 2025, 2024 and 2023, were $36.8 million, $31.5 million, and $31.4 million, respectively.
Defined Benefit Plans
The Company sponsors defined benefit pension and postemployment plans for its employees in certain countries as governed by local regulatory requirements. During the years ended December 31, 2025, 2024, and 2023, the Company recorded expense of $12.6 million, $9.0 million and $9.4 million, respectively, related to these plans.

As of December 31, 2025 and 2024, the amounts recognized in the Company's consolidated balance sheets for the Company's defined benefit plans were as follows:

	As of December 31, 2025	As of December 31, 2024
Liabilities recognized:
Accrued compensation and benefits expenses	$8,326	$2,105
Other noncurrent liabilities	38,082	27,472
Unfunded status	$46,408	$29,577
12.COST OPTIMIZATION PROGRAMS
During the quarter ended June 30, 2025, the Company initiated the 2025 Cost Optimization Program to improve utilization and profitability. This program has and is expected to continue to include workforce reductions. The Company expects to complete all restructuring actions commenced under the 2025 Cost Optimization Program by the end of the second quarter of 2026 and to incur additional charges of approximately $25.0 million. The actual amount and timing of severance and other costs are dependent in part upon local country processes and regulations and may differ from our current expectations and estimates.
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
Activity in the Company’s restructuring reserves for the year ended December 31, 2025 was as follows:

	Balance at December 31, 2024	Charges	Payments Made	Balance at December 31. 2025
2025 Cost Optimization Program
Employee separation costs	$—	$41,836	$(36,693)	$5,143
2024 Cost Optimization Program
Employee separation costs	1,763	6,057	(7,266)	554
Total	$1,763	$47,893	$(43,959)	$5,697
Activity in the Company’s restructuring reserves for the year ended December 31, 2024 was as follows:

	Balance at December 31, 2023	Charges	Payments Made	Balance at December 31. 2024
2024 Cost Optimization Program
Employee separation costs	$—	$21,969	$(20,206)	$1,763
Contract termination charges	—	286	(286)	—
2023 Cost Optimization Program
Employee separation costs	6,966	9,015	(15,981)	—
Total	$6,966	$31,270	$(36,473)	$1,763

During the year ended December 31, 2023, the Company recorded restructuring charges in connection with the 2023 Cost Optimization Program of $29.0 million in employee separation costs and $6.1 million in facility exit costs. Facility exit costs generally reflect the accelerated rent expense for ROU assets, expected lease termination costs, or costs that will continue to be incurred under the facility lease without future economic benefit to the Company.
13. REVENUES
Our revenues are sourced from multiple countries, which we assign into three geographic markets identified as Americas, EMEA, and APAC. The Company presents and discusses revenues by client location based on the location of the specific client site that it serves, irrespective of the location of the headquarters of the client or the location of the delivery center where the work is performed. Revenues by client location is different from revenues by reportable segment as segments are not based on the geographic location of the clients, but instead they are based on the location of the Company’s management responsible for a particular client or market (see Note 19 “Segment Information”). The Company assigns clients into one of five main industries or a group of various industries where the Company is increasing its presence, which is labeled as “Emerging Verticals.” Emerging Verticals include clients in multiple industries such as automotive, energy, industrial materials, manufacturing, telecommunications and several others.
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by major client location, including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 19 “Segment Information”) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas(1)	$3,011,650	$189,274	$3,200,924
EMEA(2)	152,558	1,994,746	2,147,304
APAC(3)	1,908	106,920	108,828
Revenues	$3,166,116	$2,290,940	$5,457,056

	Year Ended December 31, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas(1)	$2,726,757	$107,947	$2,834,704
EMEA(2)	137,370	1,655,828	1,793,198
APAC(3)	2,212	97,826	100,038
Revenues	$2,866,339	$1,861,601	$4,727,940

	Year Ended December 31, 2023
	Reportable Segments
	Americas	Europe	Russia	Consolidated Revenues
Client Locations
Americas(1)	$2,645,174	$96,857	$631	$2,742,662
EMEA(2)	116,054	1,706,728	—	1,822,782
APAC(3)	3,248	98,890	—	102,138
CEE(4)	546	6,968	15,444	22,958
Revenues	$2,765,022	$1,909,443	$16,075	$4,690,540
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

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 19 “Segment Information”) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$603,711	$712,776	$1,316,487
Consumer Goods, Retail & Travel	479,934	597,579	1,077,513
Software & Hi-Tech	560,449	261,370	821,819
Business Information & Media	465,232	210,435	675,667
Life Sciences & Healthcare	496,831	128,776	625,607
Emerging Verticals	559,959	380,004	939,963
Revenues	$3,166,116	$2,290,940	$5,457,056

	Year Ended December 31, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$519,986	$502,631	$1,022,617
Consumer Goods, Retail & Travel	450,162	562,976	1,013,138
Software & Hi-Tech	525,091	177,276	702,367
Business Information & Media	449,449	225,148	674,597
Life Sciences & Healthcare	488,455	86,150	574,605
Emerging Verticals	433,196	307,420	740,616
Revenues	$2,866,339	$1,861,601	$4,727,940

	Year Ended December 31, 2023
	Reportable Segments
	Americas	Europe	Russia	Consolidated Revenues
Industry Verticals
Financial Services	$538,837	$472,146	$7,450	$1,018,433
Consumer Goods, Retail & Travel	472,350	596,830	3,770	1,072,950
Software & Hi-Tech	552,492	153,683	1,545	707,720
Business Information & Media	429,800	323,985	196	753,981
Life Sciences & Healthcare	429,245	60,549	120	489,914
Emerging Verticals	342,298	302,250	2,994	647,542
Revenues	$2,765,022	$1,909,443	$16,075	$4,690,540

The Company derives revenues from a variety of customized and integrated service arrangements. These contracts may be in the form of time-and-materials or fixed-price arrangements.
The following tables present the disaggregation of the Company’s revenues by contract type, including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 19 “Segment Information”) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$2,608,351	$1,756,062	$4,364,413
Fixed-price	534,046	529,164	1,063,210
Licensing and other revenues	23,719	5,714	29,433
Revenues	$3,166,116	$2,290,940	$5,457,056

	Year Ended December 31, 2024
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$2,423,554	$1,477,398	$3,900,952
Fixed-price	419,361	377,870	797,231
Licensing and other revenues	23,424	6,333	29,757
Revenues	$2,866,339	$1,861,601	$4,727,940

	Year Ended December 31, 2023
	Reportable Segments
	Americas	Europe	Russia	Consolidated Revenues
Contract Types
Time-and-materials	$2,457,545	$1,613,790	$11,168	$4,082,503
Fixed-price	283,183	291,174	4,873	579,230
Licensing and other revenues	24,294	4,479	34	28,807
Revenues	$2,765,022	$1,909,443	$16,075	$4,690,540
Performance Obligations
During the years ended December 31, 2025, 2024 and 2023 the Company recognized $23.3 million, $13.6 million and $5.8 million, respectively, of revenues from performance obligations satisfied in previous periods.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of December 31, 2025. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts that (i) have an original expected duration of one year or less and (ii) contracts for which it recognizes revenues at the amount to which it has the right to invoice for services provided:

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$41,891	$1,721	$—	$—	$43,612
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the consolidated balance sheets:

	As of December 31, 2025	As of December 31, 2024
Contract assets included in trade receivables and contract assets, net	$58,759	$52,897
Contract liabilities included in accrued expenses and other current liabilities	$104,219	$59,321
Contract liabilities included in other noncurrent liabilities	$674	$741
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time. Contract assets have increased from December 31, 2024 primarily due to the timing of revenue recognition ahead of billing milestones in contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company's clients for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities have increased from December 31, 2024, primarily due to higher levels of advance collections at the end of the year including $51.2 million from a single customer.
During the year ended December 31, 2025, the Company recognized $52.7 million of revenues that were included in accrued expenses and other current liabilities at December 31, 2024. During the year ended December 31, 2024, the Company recognized $21.3 million of revenues that were included in accrued expenses and other current liabilities at December 31, 2023.
14.POLAND RESEARCH AND DEVELOPMENT INCENTIVES
The Company is eligible for research and development (“R&D”) tax relief in Poland which allows the Company to reduce its tax base through bonus deductions for specific costs, such as salaries and social security contributions for employees working on R&D projects. The Company is able to utilize this tax relief by first offsetting its corporate income tax liability and then, to the extent the tax relief exceeds its corporate income tax liability, reducing future remittances of personal income tax withholding for qualified employees.
During the year ended December 31, 2025, the Company recognized benefits of $55.2 million related to R&D activities completed in Poland which were recorded as a reduction to cost of revenues in the consolidated statement of income. During the year ended December 31, 2024, the Company initially determined it was eligible for the R&D tax relief in Poland and recognized benefits of $68.8 million of which $23.5 million related to 2023 R&D activities and $45.4 million related to R&D activities completed during the year ended December 31, 2024 which were recorded as a reduction to cost of revenues in the consolidated statement of income. As of December 31, 2025, $21.6 million of benefits were included in prepaid and other current assets and $75.3 million of benefits were included in other noncurrent assets on the consolidated balance sheet related to the Poland R&D incentive. As of December 31, 2024, $23.1 million of benefits were included in prepaid and other current assets and $34.3 million of benefits were included in other noncurrent assets on the consolidated balance sheet related to the Poland R&D incentive.
15.STOCKHOLDERS’ EQUITY
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the years indicated:

	For the Years Ended December 31,
	2025	2024	2023
Cost of revenues (exclusive of depreciation and amortization)	$86,252	$80,944	$68,797
Selling, general and administrative expenses	90,512	86,353	78,933
Total	$176,764	$167,297	$147,730

Equity Plans
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
Under the Company’s long-term incentive plans, 1.709 million shares of common stock are available for issuance to Company personnel and 487 thousand shares of common stock are available for issuance to non-employee directors as of December 31, 2025. All of the awards issued pursuant to the long-term incentive plans expire 10 years from the date of grant.
In addition, the Company maintains an ESPP to enable eligible employees to purchase shares of EPAM’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. As of December 31, 2025, 213 thousand shares of common stock remained available for issuance under the ESPP.
Restricted Stock Units
The Company grants RSUs to Company personnel and non-employee directors. In addition, the Company has issued in the past, and may issue in the future, equity awards to compensate employees of acquired businesses for future services. Equity settled awards granted in connection with acquisitions of businesses may be issued in the form of service-based awards requiring continuing employment with the Company, restricted stock subject to trading restrictions, and performance-based awards, which would vest only if certain specified performance and service conditions are met. The awards issued in connection with acquisitions of businesses are subject to the terms and conditions contained in the applicable award agreements and acquisition documents.
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the years ended December 31, 2025, 2024 and 2023:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding as of January 1, 2023	916	$291.19	99	$257.74
Awards granted	607	$288.49	36	$298.81
Awards modified	(15)	$278.52	15	$305.59
Awards vested	(329)	$278.25	(46)	$242.07
Awards forfeited	(105)	$304.91	(6)	$254.82
Unvested service-based awards outstanding as of December 31, 2023	1,074	$292.45	98	$287.36
Awards granted	617	$283.21	34	$298.35
Awards modified	1	$366.27	(1)	$114.30
Awards vested	(378)	$289.48	(39)	$273.28
Awards forfeited	(102)	$299.49	(3)	$295.86
Unvested service-based awards outstanding as of December 31, 2024	1,212	$288.12	89	$298.84
Awards granted	847	$181.81	53	$183.27
Awards modified	(2)	$301.10	2	$185.73
Awards vested	(439)	$291.50	(36)	$303.20
Awards forfeited	(151)	$239.40	(2)	$258.40
Unvested service-based awards outstanding as of December 31, 2025	1,467	$230.75	106	$238.64

The fair value of vested service-based RSU awards (measured at the vesting date) for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Equity-classified equity-settled	80,407	105,100	94,418
Liability-classified cash-settled	6,491	11,455	13,229
Total fair value of vested service-based awards	$86,898	$116,555	$107,647
As of December 31, 2025, $212.0 million of total remaining unrecognized stock-based compensation costs related to service-based equity-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted average remaining requisite service period of 2.4 years.
As of December 31, 2025, $14.0 million of total remaining unrecognized stock-based compensation costs related to service-based liability-classified RSUs, net of estimated forfeitures, is expected to be recognized over the weighted average remaining requisite service period of 2.5 years.
The liability associated with the Company’s service-based liability-classified RSUs as of December 31, 2025 and 2024 was $5.7 million and $4.8 million, respectively, and is classified as accrued compensation and benefits expenses in the consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s performance-based awards for the years ended December 31, 2025, 2024 and 2023:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding as of January 1, 2023	15	$412.60
Awards granted	6	$258.19
Awards vested	(7)	$229.98
Awards forfeited	(1)	$363.93
Unvested performance-based awards outstanding as of December 31, 2023	13	$441.87
Awards granted	54	$302.61
Awards vested	(3)	$560.97
Awards forfeited	(2)	$546.48
Unvested performance-based awards outstanding as of December 31, 2024	62	$310.37
Awards granted	100	$210.21
Awards vested	(4)	$490.65
Awards forfeited	(20)	$258.23
Unvested performance-based awards outstanding as of December 31, 2025	138	$240.97

In addition, as of December 31, 2025, the Company has issued 82 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined and are not reflected in the table above.
As of December 31, 2025, $13.5 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted average remaining requisite service period of 1.6 years.

During the three months ended March 31, 2025 and 2024, the Company granted to its named executive officers and certain other members of senior management performance-based equity-classified RSU awards that vest after 3 years, contingent on meeting certain financial performance targets, market conditions and continued service. The financial performance targets are set by the Compensation Committee of the Board of Directors at the beginning of each year. For the portion of the awards subject to market conditions, fair value was determined using a Monte Carlo valuation model. The portion of the awards associated with financial performance in future years for which the financial performance targets have not yet been determined are not considered granted for accounting purposes. There were 70 thousand such awards as of December 31, 2025.
Stock Options
Stock option activity under the Company’s long-term incentive plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding as of January 1, 2023	1,923	$98.92	$447,503
Options granted	114	$295.73
Options exercised	(397)	$39.01
Options forfeited	(6)	$316.91
Options expired	(5)	$340.13
Options outstanding as of December 31, 2023	1,629	$125.88	$289,552
Options granted	81	$296.87
Options exercised	(483)	$46.71
Options forfeited	(16)	$297.52
Options expired	(5)	$371.84
Options outstanding as of December 31, 2024	1,206	$165.78	$112,839
Options exercised	(438)	$67.70
Options forfeited	(26)	$296.27
Options expired	(41)	$329.44
Options outstanding as of December 31, 2025	701	$212.59	$29,010	4.4

Options vested and exercisable as of December 31, 2025	586	$196.81	$29,010	3.8
Options expected to vest as of December 31, 2025	112	$293.02	$—	7.5
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The model incorporated the following weighted average assumptions:

	For the Years Ended December 31,
	2025	2024	2023
Expected volatility	—%	52.1%	50.2%
Expected term (in years)	—	6.25	6.23
Risk-free interest rate	—%	4.3%	3.6%
Expected dividends	—%	—%	—%
Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve for the periods equal to the expected term of the options in effect at the time of grant. The Company has not declared or paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
There were no stock options granted during the year ended December 31, 2025. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $164.47 and $156.11, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $54.5 million, $113.3 million and $89.8 million, respectively.

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
As of December 31, 2025, $5.9 million of total remaining unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over a weighted average period of 1.7 years.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“ESPP”) enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. The Company recognizes compensation expense related to shares issued pursuant to the ESPP on a straight-line basis over the six-month offering period. The Company uses the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The model incorporated the following weighted average assumptions for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Expected volatility	43.4%	43.2%	48.0%
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	4.0%	4.9%	5.3%
Expected dividends	—%	—%	—%
Expected volatility is based on the historical volatility of the Company’s stock price. The expected term represents the purchase period for the ESPP. The risk-free interest rate is based on the U.S. Treasury yield curve for the period equal to the expected term in effect at the time of grant. The Company has not declared or paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
During the year ended December 31, 2025, the weighted average price per share was $160.12 and the weighted average grant-date fair value per share was $43.12. During the year ended December 31, 2025, the ESPP participants purchased 213 thousand shares of common stock under the ESPP and the Company recognized $9.9 million of stock-based compensation expense related to the ESPP. As of December 31, 2025, total unrecognized stock-based compensation cost related to the ESPP was $3.0 million, which is expected to be recognized over a period of 0.33 years.
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

Share Repurchases
On October 16, 2025, the Board of Directors authorized a share repurchase program (the “2025 Repurchase Program”) for up to $1,000 million of the Company’s outstanding common stock. The Company may repurchase shares of its common stock on a discretionary basis from time to time through open-market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of 24 months, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of common stock. Prior to the authorization of the 2025 Repurchase Program, the Company repurchased common stock under the 2024 Repurchase Program and exhausted the $500 million authorized under that program as of September 30, 2025. Prior to the authorization of the 2024 Repurchase Program, the Company repurchased common stock under the 2023 Repurchase Program and exhausted the $500 million authorized under that program as of June 30, 2024.
During the years ended December 31, 2025 and 2024, the Company repurchased 3,538 thousand and 1,854 thousand shares of its common stock for $660.6 million and $398.0 million, respectively, in cash. All of the repurchased shares have been retired. As of December 31, 2025, a remaining balance of $776.5 million was available for purchases of the Company’s common stock under the 2025 Repurchase Program.
16.INCOME TAXES
Income Before Provision for Income Taxes
Income before provision for income taxes based on geographic location is disclosed in the table below:

	For the Years Ended December 31,
	2025	2024	2023
Income before provision for income taxes:
United States	$144,183	$193,031	$210,875
Foreign	361,441	391,381	325,710
Total	$505,624	$584,412	$536,585
Provision for Income Taxes
The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2025	2024	2023
Current
Federal	$71,512	$82,920	$54,763
State	12,759	13,652	15,922
Foreign	102,972	97,502	86,012
Deferred
Federal	(35,682)	(54,772)	(20,519)
State	(1,948)	(3,176)	(5,206)
Foreign	(21,667)	(6,247)	(11,470)
Total	$127,946	$129,879	$119,502

As part of the Tax Cuts and Jobs Act (“U.S. Tax Act”), as determined as of December 31, 2017, the Company was required to make annual installment payments for the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8.0% on the remaining earnings. As of December 31, 2025, all installment payments have been made, and there is no remaining unpaid balance.

As of December 31, 2025, the Company had approximately $930.7 million of accumulated undistributed foreign earnings that are expected to be indefinitely reinvested. These accumulated foreign earnings are not expected to be subject to U.S. federal income tax if repatriated but could be subject to state and foreign income and withholding taxes. The Company does not consider undistributed foreign earnings that are not expected to be subject to any taxes to be indefinitely reinvested.
Effective Tax Rate Reconciliation
The Company adopted ASU 2023-09 on a prospective basis beginning with the year ending December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the actual global effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$106,181	21.0%
Domestic federal
Effect of cross-border tax laws
Effect of foreign disregarded entities	10,050	2.0%
Effect of other cross-border tax laws	997	0.2%
Nontaxable or nondeductible items	6,947	1.4%
Tax credits	(2,503)	(0.5)%
Other	88	0.0%
Domestic state/local income taxes, net of federal benefit(a)	10,472	2.1%
Foreign
Poland
R&D incentive	(11,919)	(2.4)%
Other	1,944	0.4%
Other jurisdictions	4,688	0.9%
Changes in unrecognized tax benefits	1,001	0.2%
Provision for income taxes	$127,946	25.3%
(a) State taxes in California, Pennsylvania, New York, Illinois and New Jersey make up the majority of the tax effect in this category.
The reconciliation of the provision for income taxes at the federal statutory income tax rate to the Company’s effective income tax rate for years prior to the adoption of ASU 2023-09 is as follows:

	For the Years Ended December 31,
	2024	2023
Provision for income taxes at federal statutory rate	$122,727	$112,690
Increase (decrease) in taxes resulting from:
GILTI and BEAT U.S. taxes	475	391
Excess tax benefits relating to stock-based compensation	(22,448)	(19,829)
Foreign tax expense and tax rate differential	17,290	5,208
Effect of permanent differences	(2,488)	4,210
State taxes, net of federal benefit	12,279	12,347
Stock-based compensation expense	4,357	5,869
Impact of election to change entity classification	(873)	(2,109)
Tax credits	(1,720)	(1,824)
Other	280	2,549
Provision for income taxes	$129,879	$119,502

The Company’s worldwide effective tax rate for the years ended December 31, 2025, 2024 and 2023 was 25.3%, 22.2% and 22.3%, respectively.

The Company recorded a tax shortfall upon vesting or exercise of stock awards of $1.9 million during the year ended December 31, 2025 and excess tax benefits upon vesting or exercise of stock awards of $22.4 million and $19.8 million during the years ended December 31, 2024 and 2023, respectively.
The Organization for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15% effective January 1, 2024. Pillar Two did not have a significant impact on the Company’s 2025 or 2024 effective tax rate and is not currently expected to significantly impact the Company’s effective tax rate going forward.
Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets:
Property and equipment	$11,754	$10,622
Accrued expenses	151,926	99,459
Accrued sales discounts	6,415	10,262
Deferred revenue	25,902	14,114
Stock-based compensation	40,545	39,492
Operating lease liabilities	37,692	39,240
R&D capitalization	136,444	121,546
Deferred consideration	8,565	11,278
Foreign currency exchange	11,137	18,290
Net operating loss carryforward	29,740	22,717
Other	5,149	4,692
Deferred tax assets	$465,269	$391,712
Less: valuation allowance	(16,024)	(10,183)
Total deferred tax assets	$449,245	$381,529

Deferred tax liabilities:
Property and equipment	$8,300	$11,941
Intangible assets	137,141	126,443
Operating lease right-of-use assets	37,696	39,132
R&D credit carryforward	8,361	4,061
Foreign currency exchange	19,720	850
U.S. taxation of foreign subsidiaries	9,335	17,158
Other	10,546	4,507
Total deferred tax liabilities	$231,099	$204,092
Net deferred tax assets	$218,146	$177,437
As of December 31, 2025 and 2024, the Company classified $77.0 million and $92.4 million, respectively, of deferred tax liabilities as Other noncurrent liabilities in the consolidated balance sheets.
As of December 31, 2025, the Company’s domestic and foreign net operating loss (“NOL”) carryforwards for income tax purposes were approximately $0.9 million and $117.2 million, respectively. If not utilized, a portion of the domestic NOL carryforwards will begin to expire in 2026. The foreign NOL carryforwards may be carried forward indefinitely, with the exception of $12.2 million that will begin to expire on various dates between 2026-2031 if not used. The Company maintains a valuation allowance primarily related to the net operating loss carryforwards in certain foreign jurisdictions that the Company believes are not likely to be realized, which totaled $70.7 million as of December 31, 2025.

Unrecognized Tax Benefits
As of December 31, 2025 and 2024, the total amount of gross unrecognized tax benefits was $12.4 million and $11.5 million, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods and are included in Income taxes payable, noncurrent within the consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of its provision for income taxes. As of December 31, 2025 and 2024, the Company accrued $2.5 million and $2.1 million respectively, of interest and penalties resulting from such unrecognized tax benefits.
A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Beginning Balance	$11,487	$11,471	$7,865
Increases for tax positions related to the current year	1,004	1,407	3,307
Increases for tax positions related to prior years	3,064	1,043	716
Decreases for tax positions related to prior years	(452)	(2,251)	(47)
Statute of limitations expirations	(2,548)	(86)	(438)
Settlement with tax authority	(65)	—	—
Effect of net foreign currency exchange rate changes	(68)	(97)	68
Ending Balance	$12,422	$11,487	$11,471
The Company is subject to taxation in the United States and various states and foreign jurisdictions including Canada, Colombia, Germany, India, Mexico, Netherlands, Poland, Switzerland, Ukraine, and the United Kingdom. With few exceptions, as of December 31, 2025, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2021.
Cash Taxes Paid
The amounts of cash income taxes paid (net of refunds) after the adoption of ASU 2023-09 were as follows:

Year Ended December 31, 2025
Federal	$77,295
State and local	18,644
Foreign
India	15,176
Mexico	13,329
All other foreign	59,986
Total cash income taxes paid, net of refunds	$184,430
The amount of cash income taxes paid by the Company, net of refunds, during the years ended December 31, 2024 and 2023 was $196.4 million and $177.4 million, respectively.
On July 4, 2025, the U.S. federal government enacted tax reform legislation, commonly referred to as the One Big Beautiful Bill Act (“the OBBB Act”), which includes a broad range of tax reform provisions. The tax law changes included in the OBBB Act did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025; however, the Company expects an acceleration of certain deductions resulting in a $24.5 million reduction in cash tax payments associated with the 2025 tax year.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	For the Years Ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$377,678	$454,533	$417,083
Numerator for basic and diluted earnings per share	$377,678	$454,533	$417,083

Denominator:
Weighted average common shares for basic earnings per share	55,893	57,288	57,829
Net effect of dilutive equity awards and stock issuable under the ESPP	340	695	1,256
Weighted average common shares for diluted earnings per share	56,233	57,983	59,085

Net Income per share:
Basic	$6.76	$7.93	$7.21
Diluted	$6.72	$7.84	$7.06
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1,106 thousand, 896 thousand and 415 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Ukraine Humanitarian Commitment — On March 4, 2022, EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. As of December 31, 2025, the Company has $10.1 million remaining to be expensed related to this humanitarian commitment. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitments to humanitarian aid for Ukraine.

Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the years ended December 31, 2023, 2024 and 2025. As of December 31, 2025, the undiscounted deferred consideration amounts owed totaled approximately $30.1 million and are expected to be paid in 2026. See Note 7 “Property and Equipment, Net” for more information regarding the purchase of software licenses.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of December 31, 2025, $46.7 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.
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

Segment revenues from external clients and segment operating profit, as well as a reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	For the Year Ended December 31, 2025
	Americas	Europe	Total
Segment revenues	$3,166,116	$2,290,940	$5,457,056
Less:
Cost of revenues (exclusive of depreciation and amortization)	2,189,329	1,625,058	3,814,387
Selling, general and administrative expenses	418,715	315,442	734,157
Depreciation and amortization expense	35,957	17,487	53,444
Segment operating profit:	$522,115	$332,953	$855,068
Unallocated costs:
Stock-based compensation expense			(176,764)
Amortization of purchased intangibles			(71,367)
Other acquisition-related expenses			(1,345)
Other unallocated costs			(85,589)
Income from operations			520,003
Interest and other income, net			11,546
Foreign exchange loss			(25,925)
Income before provision for income taxes			$505,624

	For the Year Ended December 31, 2024
	Americas	Europe	Total
Segment revenues	$2,866,339	$1,861,601	$4,727,940
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,915,851	1,290,317	3,206,168
Selling, general and administrative expenses	369,055	267,032	636,087
Depreciation and amortization expense	40,009	20,076	60,085
Segment operating profit:	$541,424	$284,176	$825,600
Unallocated costs:
Stock-based compensation expense			(167,297)
Amortization of purchased intangibles			(29,475)
Other acquisition-related expenses			(15,472)
Other unallocated costs			(68,772)
Income from operations			544,584
Interest and other income, net			46,876
Foreign exchange loss			(7,048)
Income before provision for income taxes			$584,412

	For the Year Ended December 31, 2023
	Americas	Europe	Russia	Total
Segment revenues	$2,765,022	$1,909,443	$16,075	$4,690,540
Less:
Cost of revenues (exclusive of depreciation and amortization)	1,848,758	1,348,190	18,483	3,215,431
Selling, general and administrative expenses	361,589	285,722	2,531	649,842
Depreciation and amortization expense	43,645	25,307	131	69,083
Segment operating profit (loss):	511,030	250,224	(5,070)	756,184
Unallocated costs:
Stock-based compensation expense				(147,730)
Amortization of purchased intangibles				(22,717)
Other acquisition-related expenses				(2,768)
Loss on sale of business				(25,922)
Other unallocated costs				(55,808)
Income from operations				501,239
Interest and other income, net				51,124
Foreign exchange loss				(15,778)
Income before provision for income taxes				$536,585
For each reportable segment, selling, general and administrative expenses include the costs of salaries, bonuses, fringe benefits, bad debt, travel, employee relocations, legal and accounting services, insurance, facilities and overhead including operating leases, advertising and other promotional activities.
There were no clients that accounted for more than 10% of total segment revenues for the years ended December 31, 2025, 2024 and 2023. See Note 13 “Revenues” for additional disclosures of the Company’s disaggregated revenues reconciled with the revenues from the Company’s reportable segments.
Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Ukraine	$59,381	$58,865	$62,653
Belarus	44,483	45,900	49,875
United States	26,085	39,403	42,510
India	17,365	15,367	12,735
Poland	10,947	10,605	15,057
Hungary	4,495	4,157	6,683
Other	39,631	33,370	45,540
Total	$202,387	$207,667	$235,053

The table below presents the Company’s revenues by client location for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
United States	$2,834,343	$2,680,063	$2,633,730
United Kingdom	597,317	523,369	585,172
Switzerland	438,495	407,849	367,121
Germany	233,429	206,129	178,492
Netherlands	229,785	188,576	236,292
Other locations	1,123,687	721,954	689,733
Revenues	$5,457,056	$4,727,940	$4,690,540

20.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	For the Years Ended December 31,
	2025	2024	2023
Foreign currency translation
Beginning balance	$(103,975)	$(43,601)	$(101,780)
Foreign currency translation	157,693	(71,584)	45,035
Net loss reclassified into Loss on sale of business	—	—	23,931
Income tax benefit (expense)	(23,527)	11,210	(10,787)
Foreign currency translation, net of tax	134,166	(60,374)	58,179
Ending balance	$30,191	$(103,975)	$(43,601)
Cash flow hedging instruments
Beginning balance	$(11,265)	$7,819	$8,306
Unrealized gain (loss) in fair value	30,046	(18,570)	25,352
Net gain reclassified into Cost of revenues (exclusive of depreciation and amortization)	(18,215)	(6,333)	(25,695)
Net loss (gain) reclassified into Foreign exchange loss	196	87	(234)
Income tax benefit (expense)	(2,778)	5,732	90
Cash flow hedging instruments, net of tax	9,249	(19,084)	(487)
Ending balance(1)	$(2,016)	$(11,265)	$7,819
Defined benefit plans
Beginning balance	$(1,624)	$(3,258)	$(1,847)
Actuarial gains (losses)	(4,451)	1,847	(1,856)
Prior service cost	(6,033)	—	—
Income tax benefit (expense)	2,478	(213)	445
Defined benefit plans, net of tax	(8,006)	1,634	(1,411)
Ending balance	$(9,630)	$(1,624)	$(3,258)
Accumulated other comprehensive income (loss)	$18,545	$(116,864)	$(39,040)
(1) As of December 31, 2025, the ending balance of net unrealized loss related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	Balance at Beginning of Year	Additions	Deductions/ Write offs	Balance at End of Year
Year Ended December 31, 2025
Allowance for doubtful accounts for trade receivables and contract assets	$5,612	3,802	(3,064)	$6,350
Valuation allowance on deferred tax assets	$10,183	9,089	(2,924)	$16,348
Year Ended December 31, 2024
Allowance for doubtful accounts for trade receivables and contract assets	$11,864	2,084	(8,336)	$5,612
Valuation allowance on deferred tax assets	$7,622	4,190	(1,629)	$10,183
Year Ended December 31, 2023
Allowance for doubtful accounts for trade receivables and contract assets	$15,310	3,948	(7,394)	$11,864
Valuation allowance on deferred tax assets	$6,728	2,210	(1,316)	$7,622