Form 10-Q
period 2026-03-31
EPAM Systems, Inc.
filed 2026-05-07
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of April 30, 2026
Common Stock, par value $0.001 per share	52,244,451 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of March 31, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,036,959	$1,296,077
Trade receivables and contract assets, net of allowance of $5,060 and $6,350, respectively	1,174,660	1,108,201
Prepaid and other current assets	145,806	129,610
Total current assets	2,357,425	2,533,888
Property and equipment, net	202,826	202,387
Operating lease right-of-use assets, net	118,431	114,875
Intangible assets, net	385,728	406,586
Goodwill	1,204,577	1,210,564
Deferred tax assets	283,027	295,115
Other noncurrent assets	151,437	138,721
Total assets	$4,703,451	$4,902,136

Liabilities
Current liabilities
Accounts payable	$40,113	$55,329
Accrued compensation and benefits expenses	567,656	608,232
Accrued expenses and other current liabilities	224,171	250,688
Income taxes payable, current	15,639	25,520
Operating lease liabilities, current	36,750	37,173
Total current liabilities	884,329	976,942
Long-term debt	165,000	25,034
Operating lease liabilities, noncurrent	86,193	81,497
Deferred tax liabilities, noncurrent	73,795	76,969
Other noncurrent liabilities	62,422	63,886
Total liabilities	1,271,739	1,224,328
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 52,757 shares issued and outstanding at March 31, 2026, and 54,274 shares issued and outstanding at December 31, 2025	53	54
Additional paid-in capital	1,360,302	1,390,423
Retained earnings	2,084,540	2,268,204
Accumulated other comprehensive income (loss)	(13,765)	18,545
Total EPAM Systems, Inc. stockholders’ equity	3,431,130	3,677,226
Noncontrolling interest in consolidated subsidiaries	582	582
Total equity	3,431,712	3,677,808
Total liabilities and equity	$4,703,451	$4,902,136
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$1,400,061	$1,301,692
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	1,012,052	952,008
Selling, general and administrative expenses	239,702	218,917
Depreciation and amortization expense	31,539	31,437
Income from operations	116,768	99,330
Interest and other income, net	1,582	5,814
Foreign exchange gain (loss)	2,298	(10,727)
Income before provision for income taxes	120,648	94,417
Provision for income taxes	38,127	20,935
Net income	$82,521	$73,482

Net income per share:
Basic	$1.53	$1.29
Diluted	$1.52	$1.28
Shares used in calculation of net income per share:
Basic	53,793	56,780
Diluted	54,183	57,262

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$82,521	$73,482
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25,542)	40,870
Unrealized gain (loss) on hedging instruments	(7,170)	13,956
Defined benefit plans	402	185
Other comprehensive income (loss)	(32,310)	55,011
Comprehensive income	$50,211	$128,493

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Consolidated Subsidiaries	Total Equity
	Shares	Amount
Balance, January 1, 2026	54,274	$54	$1,390,423	$2,268,204	$18,545	$582	$3,677,808
Restricted stock units vested	436	—	—	—	—	—	—
Equity withheld for employee taxes	(149)	—	(20,438)	—	—	—	(20,438)
Stock-based compensation expense	—	—	49,613	—	—	—	49,613
Exercise of stock options	31	—	704	—	—	—	704
Repurchase of common stock, including excise tax	(1,835)	(1)	(60,000)	(266,185)	—	—	(326,186)
Other comprehensive loss	—	—	—	—	(32,310)	—	(32,310)
Net income	—	—	—	82,521	—	—	82,521
Balance, March 31, 2026	52,757	$53	$1,360,302	$2,084,540	$(13,765)	$582	$3,431,712

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Consolidated Subsidiaries	Total Equity
	Shares	Amount
Balance, January 1, 2025	56,869	$57	$1,190,222	$2,555,796	$(116,864)	$1,940	$3,631,151
Restricted stock units vested	315	—	—	—	—	—	—
Equity withheld for employee taxes	(117)	—	(21,455)	—	—	—	(21,455)
Stock issued in connection with 2021 acquisition	2	—	375	—	—	—	375
Stock-based compensation expense	—	—	46,885	—	—	—	46,885
Exercise of stock options	353	—	19,448	—	—	—	19,448
Repurchase of common stock, including excise tax	(796)	—	—	(160,323)	—	—	(160,323)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(1,358)	(1,358)
Other comprehensive income	—	—	—	—	55,011	—	55,011
Net income	—	—	—	73,482	—	—	73,482
Balance, March 31, 2025	56,626	$57	$1,235,475	$2,468,955	$(61,853)	$582	$3,643,216

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$82,521	$73,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,539	31,437
Operating lease right-of-use assets amortization expense	10,435	9,929
Bad debt recovery	(593)	(218)
Deferred taxes	19,070	2,386
Stock-based compensation expense	49,919	48,456
Other	394	3,729
Changes in assets and liabilities:
Trade receivables and contract assets	(78,801)	(76,680)
Prepaid and other assets	(16,057)	(9,163)
Accounts payable	(12,806)	502
Accrued expenses and other liabilities	(85,881)	(27,248)
Operating lease liabilities	(9,642)	(10,975)
Income taxes payable	(26,458)	(21,475)
Net cash provided by (used in) operating activities	(36,360)	24,162
Cash flows from investing activities:
Purchases of property and equipment	(17,857)	(9,329)
Purchases of short-term investments	(835)	(1,991)
Proceeds from short-term investments	2,213	—
Acquisition of business, net of cash acquired	(307)	3,325
Purchases of non-marketable securities	—	(360)
Proceeds from non-marketable securities	—	2,913
Other investing activities, net	1,140	134
Net cash used in investing activities	(15,646)	(5,308)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	704	19,480
Payments of withholding taxes related to net share settlements of restricted stock units	(3,152)	(1,293)
Proceeds from debt	140,000	—
Repayment of debt	(155)	(684)
Repurchase of common stock	(323,980)	(159,998)
Payment of contingent consideration for previously acquired businesses	(5,708)	(4,746)
Purchase of subsidiary shares from noncontrolling interest	—	(1,358)
Other financing activities, net	92	(915)
Net cash used in financing activities	(192,199)	(149,514)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,555)	18,770
Net decrease in cash, cash equivalents and restricted cash	(258,760)	(111,890)
Cash, cash equivalents and restricted cash, beginning of period	1,301,377	1,290,392
Cash, cash equivalents and restricted cash, end of period	$1,042,617	$1,178,502

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of March 31, 2026	As of December 31, 2025
Balance sheet classification
Cash and cash equivalents	$1,036,959	$1,296,077
Restricted cash in Prepaid and other current assets	1,542	1,337
Restricted cash in Other noncurrent assets	4,116	3,963
Total restricted cash	5,658	5,300
Total cash, cash equivalents and restricted cash	$1,042,617	$1,301,377

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds the amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. As of March 31, 2026, the Company had $63.5 million of cash and cash equivalents in banks in Ukraine and $50.0 million of cash and cash equivalents in banks in Belarus. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
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

Foreign currency risk — The Company’s global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, the Company generates revenues in various currencies, principally in euros, British pounds, and Swiss francs and incurs expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, and Mexican pesos. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint, Colombian peso, and Mexican peso transactions. See Note 5 “Derivative Financial Instruments” for further information on the Company’s hedging program.
Interest rate risk — The Company is exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from variable rates related to cash and cash equivalent deposits, short-term investments and the Company’s borrowings, mainly under the 2025 Credit Agreement, which is subject to a variety of rates depending on the type and timing of funds borrowed (See Note 6 “Debt”). The Company does not believe it is exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.
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
During the three months ended March 31, 2026, there have been no material updates regarding pending accounting standards as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. As of March 31, 2026, the Company had $60.4 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.4 million, laptops with a net book value of $6.4 million, most of which are in the possession of employees, and various office furniture, equipment and supplies with a net book value of $1.6 million. Additionally, as of March 31, 2026, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $2.3 million. Through the issuance date of these interim financial statements, the Company is not aware of any significant damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground. The Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the three months ended March 31, 2026, the Company expensed $3.0 million related to this commitment. Of the expensed amounts for the three months ended March 31, 2026, $0.6 million is classified in Cost of revenues (exclusive of depreciation and amortization), and $2.4 million is classified in Selling, general and administrative expenses in the condensed consolidated financial statements. During the three months ended March 31, 2025, the Company expensed $4.4 million related to this commitment. Of the expensed amounts for the three months ended March 31, 2025, $0.6 million is classified in Cost of revenues (exclusive of depreciation and amortization), and $3.8 million is classified in Selling, general and administrative expenses in the condensed consolidated financial statements. As of March 31, 2026, the Company has approximately $7.1 million remaining to be expensed under this humanitarian commitment.

3.GOODWILL
Goodwill by reportable segment was as follows:

	Americas	Europe	Total
Balance as of January 1, 2026	$652,575	$557,989	$1,210,564
Effect of net foreign currency exchange rate changes	(237)	(5,750)	(5,987)
Balance as of March 31, 2026	$652,338	$552,239	$1,204,577
There were no accumulated goodwill impairment losses in the Americas or Europe reportable segments as of March 31, 2026 or December 31, 2025.
4.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following table presents the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

	As of March 31, 2026
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,184	$—	$1,184	$—
Total assets measured at fair value on a recurring basis	$1,184	$—	$1,184	$—

Foreign exchange derivative liabilities	$13,129	$—	$13,129	$—
Contingent consideration liabilities	13,381	—	—	13,381
Total liabilities measured at fair value on a recurring basis	$26,510	$—	$13,129	$13,381
The following table presents the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

	As of December 31, 2025
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$1,981	$—	$1,981	$—
Total assets measured at fair value on a recurring basis	$1,981	$—	$1,981	$—

Foreign exchange derivative liabilities	$4,602	$—	$4,602	$—
Contingent consideration liabilities	22,835	—	—	22,835
Total liabilities measured at fair value on a recurring basis	$27,437	$—	$4,602	$22,835
The foreign exchange derivatives are valued using pricing models and discounted cash flow methodologies based on observable foreign exchange data at the measurement date. See Note 5 “Derivative Financial Instruments” for additional information regarding derivative financial instruments.
The fair value of the contingent consideration liabilities was determined using a probability-weighted expected return method and is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. Although there is significant judgment involved, the Company believes its estimates and assumptions are reasonable. In determining fair value, the Company considered a variety of factors, including future performance of the acquired businesses using financial projections developed by the Company and market risk assumptions that were derived for revenue growth and earnings before interest and taxes. The Company estimated future payments using the earnout formula and performance targets specified in the purchase agreements and adjusted those estimates to reflect the probability of their achievement. Those weighted average estimated future payments were then discounted to present value using a rate based on the weighted average cost of capital of guideline companies. The discount rates used to determine the fair value of contingent consideration for the Company’s acquisitions were between 12% and 20%.

Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income, net in the Company’s condensed consolidated statements of income.
A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the three months ended March 31, 2026 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2026	$22,835
Changes in fair value of contingent consideration included in Interest and other income, net	985
Payment of contingent consideration for previously acquired businesses	(10,424)
Effect of foreign currency exchange rate changes, net	(15)
Contingent consideration liabilities as of March 31, 2026	$13,381
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial Assets:
Cash equivalents:
Time deposits	$14,233	$14,233	$—	$14,233	$—
Financial Liabilities:
Borrowings under the 2025 Credit Agreement	$165,000	$165,000	$—	$165,000	$—
Deferred consideration for asset acquisitions	$18,066	$18,066	$—	$18,066	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$5,402	$5,402	$5,402	$—	$—
Time deposits	37,441	37,441	—	37,441	—
Total cash equivalents	$42,843	$42,843	$5,402	$37,441	$—
Financial Liabilities:
Borrowings under the 2025 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisitions	$29,532	$29,532	$—	$29,532	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $36.7 million as of March 31, 2026 and December 31, 2025 and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

5.DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage the risk of fluctuations in foreign currency exchange rates. The Company has a hedging program whereby it enters into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint, Colombian peso, and Mexican peso transactions.
As of March 31, 2026, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

		As of March 31, 2026		As of December 31, 2025
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$1,184		$1,981
	Accrued expenses and other current liabilities		$13,129		$4,602
6.DEBT
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
Borrowings under the 2025 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $250.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the lenders. Borrowings under the 2025 Revolving Facility bear interest at either a base rate or an alternative benchmark index for borrowings in currencies other than U.S. dollars. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. The 2025 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or actual event of default has occurred or would be triggered. As of March 31, 2026, the Company was in compliance with all covenants contained in the 2025 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2025 Credit Agreement:

	As of March 31, 2026	As of December 31, 2025
Outstanding debt	$165,000	$25,000
Interest rate	4.5%	4.6%
Available borrowing capacity	$535,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

7.COST OPTIMIZATION PROGRAMS
During the quarter ended June 30, 2025, the Company initiated the 2025 Cost Optimization Program to improve utilization and profitability. This program has and is expected to continue to include workforce reductions. The Company expects to complete all restructuring actions commenced under the 2025 Cost Optimization Program by the end of the second quarter of 2026 and to incur additional charges of approximately $13 million. The actual amount and timing of severance and other costs are dependent in part upon local country processes and regulations and may differ from our current expectations and estimates.

During the quarter ended June 30, 2024, the Company initiated the 2024 Cost Optimization Program to streamline operations and optimize corporate functions. This program included workforce reductions and contract terminations. As of June 30, 2025, the Company had completed all restructuring actions commenced under the 2024 Cost Optimization Program.
The total costs related to the Cost Optimization Programs are classified in Selling, general and administrative expenses in the condensed consolidated statements of income. The Company did not allocate these charges to individual segments as they are not considered by the chief operating decision maker during the review of segment results. Accordingly, such expenses are presented in our segment reporting as part of “Other unallocated expenses” (See Note 14 “Segment Information”).

Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2025	Charges	Payments Made	Balance at March 31, 2026
2025 Cost Optimization Program
Employee separation costs	$5,143	$13,396	$(12,637)	$5,902
2024 Cost Optimization Program
Employee separation costs	554	—	—	554
Total	$5,697	$13,396	$(12,637)	$6,456

	Balance at December 31, 2024	Charges	Payments Made	Balance at March 31, 2025
2024 Cost Optimization Program
Employee separation costs	$1,763	$5,311	$(5,060)	$2,014
Total	$1,763	$5,311	$(5,060)	$2,014

8.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by client location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$748,501	$50,968	$799,469
EMEA	46,426	529,586	576,012
APAC	469	24,111	24,580
Revenues	$795,396	$604,665	$1,400,061

	Three Months Ended March 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$742,052	$38,233	$780,285
EMEA	34,916	462,199	497,115
APAC	200	24,092	24,292
Revenues	$777,168	$524,524	$1,301,692

The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$165,446	$184,754	$350,200
Consumer Goods, Retail & Travel	122,190	151,687	273,877
Software & Hi-Tech	132,822	77,898	210,720
Business Information & Media	115,897	49,482	165,379
Life Sciences & Healthcare	125,033	39,101	164,134
Emerging Verticals	134,008	101,743	235,751
Revenues	$795,396	$604,665	$1,400,061

	Three Months Ended March 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$149,350	$164,615	$313,965
Consumer Goods, Retail & Travel	114,675	140,837	255,512
Software & Hi-Tech	135,662	54,411	190,073
Business Information & Media	113,220	53,327	166,547
Life Sciences & Healthcare	125,979	28,975	154,954
Emerging Verticals	138,282	82,359	220,641
Revenues	$777,168	$524,524	$1,301,692
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended March 31, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$630,569	$458,459	$1,089,028
Fixed-price	158,094	145,614	303,708
Licensing and other revenues	6,733	592	7,325
Revenues	$795,396	$604,665	$1,400,061

	Three Months Ended March 31, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$641,173	$400,539	$1,041,712
Fixed-price	129,378	122,784	252,162
Licensing and other revenues	6,617	1,201	7,818
Revenues	$777,168	$524,524	$1,301,692

Performance Obligations
During the three months ended March 31, 2026, the Company recognized $24.0 million of revenues from performance obligations satisfied in previous periods compared to $12.6 million during the three months ended March 31, 2025.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of March 31, 2026. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$43,432	$1,840	$—	$—	$45,272
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of March 31, 2026	As of December 31, 2025
Contract assets included in trade receivables and contract assets, net	$69,859	$58,513
Contract assets included in other noncurrent assets	$1,909	$246
Contract liabilities included in accrued expenses and other current liabilities	$88,162	$104,219
Contract liabilities included in other noncurrent liabilities	$1,076	$674
Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased from December 31, 2025 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s clients for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities included $38.2 million and $51.2 million from a single customer at March 31, 2026 and December 31, 2025, respectively. Contract liabilities have decreased from December 31, 2025 primarily due to lower levels of advance collections.
During the three months ended March 31, 2026, the Company recognized $43.3 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2025. During the three months ended March 31, 2025, the Company recognized $26.3 million of revenues that were included in Accrued expenses and other current liabilities at December 31, 2024.
9.POLAND RESEARCH AND DEVELOPMENT INCENTIVES
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

During the three months ended March 31, 2026, the Company recognized benefits of $12.2 million related to R&D activities completed in Poland which were recorded as a reduction to cost of revenues in the condensed consolidated statement of income. During the three months ended March 31, 2025, the Company recognized benefits of $12.1 million related to R&D activities completed in Poland which were recorded as a reduction to cost of revenues in the condensed consolidated statement of income. As of March 31, 2026, $16.1 million of benefits were included in prepaid and other current assets and $84.7 million of benefits were included in other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive. As of December 31, 2025, $21.6 million of benefits were included in prepaid and other current assets and $75.3 million of benefits were included in other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive.
10.STOCKHOLDERS’ EQUITY
2025 Long-Term Incentive Plan — On May 22, 2025, the Company's stockholders approved the EPAM Systems, Inc. 2025 Long Term Incentive Plan (the “2025 Plan”) to be used to issue equity grants to Company personnel. The 2025 Plan is a new plan that replaced the EPAM Systems, Inc. 2015 Long Term Incentive Plan (the “2015 Plan”). The 2025 Plan reserves up to 1,585,970 shares of the Company’s common stock for issuance, plus any shares subject to outstanding awards granted under the 2015 Plan and any predecessor plans that return to the share pool as a result of cancellation or forfeiture. The 2025 Plan will expire 10 years after the approval date and is administered by the Compensation Committee of the Company’s Board of Directors.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Cost of revenues (exclusive of depreciation and amortization)	$22,853	$23,923
Selling, general and administrative expenses	27,066	24,533
Total	$49,919	$48,456
Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the three months ended March 31, 2026:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2026	1,467	$230.75	106	$238.64
Awards granted	1,114	$137.30	83	$137.14
Awards modified	(5)	$224.44	5	$141.00
Awards vested	(435)	$245.19	(42)	$250.04
Awards forfeited/cancelled	(21)	$223.24	(1)	$244.80
Unvested service-based awards outstanding at March 31, 2026	2,120	$178.76	151	$176.97
As of March 31, 2026, $301.7 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.

As of March 31, 2026, $17.2 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.3 years.
The liability associated with the service-based liability-classified RSUs as of March 31, 2026 and December 31, 2025, was $0.6 million and $5.7 million, respectively, and was classified as accrued compensation and benefits expenses in the condensed consolidated balance sheets.
Performance-Based Awards
The table below summarizes activity related to the Company’s performance-based awards for the three months ended March 31, 2026:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2026	138	$240.97
Awards granted	122	$127.45
Awards vested	(4)	$269.87
Awards forfeited/cancelled	(15)	$231.48
Unvested performance-based awards outstanding at March 31, 2026	241	$183.76
As of March 31, 2026, $26.2 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.9 years.
The majority of the Company’s performance-based equity-classified RSU awards are granted to its named executive officers and certain other members of senior management. These awards vest after 3 years, contingent on meeting certain financial performance targets, market conditions and continued service conditions. The financial performance targets are set by the Compensation Committee of the Board of Directors at the beginning of each year. For the portion of the awards subject to market conditions, fair value was determined using a Monte Carlo valuation model. The portion of the awards associated with financial performance in future years for which the financial performance targets have not yet been determined are not considered granted for accounting purposes.
As of March 31, 2026, the Company has issued 115 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined and these awards are not reflected in the table above.
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2026	701	$212.59
Options exercised	(56)	$72.37
Options expired	(8)	$296.62
Options outstanding at March 31, 2026	637	$223.77	$5,872	4.5

Options vested and exercisable as of March 31, 2026	580	$216.40	$5,872	4.2
Options expected to vest as of March 31, 2026	55	$298.55	$—	7.5
As of March 31, 2026, $4.7 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 1.6 years.

Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“ESPP”) enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the three months ended March 31, 2026 and 2025, no purchases of common stock have been made under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three months ended March 31, 2026, the Company recognized $2.2 million of stock-based compensation expense related to the ESPP. For the three months ended March 31, 2025, the Company recognized $2.5 million of stock-based compensation expense related to the ESPP. As of March 31, 2026, total unrecognized stock-based compensation cost related to the ESPP was $0.7 million, which is expected to be recognized over a period of 0.1 years.
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
On March 4, 2026, the Company entered into a $300 million Accelerated Share Repurchase Agreement (the “ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”). The ASR was consummated under the 2025 Repurchase Program. Under the terms of the ASR, the Company made a payment of $300 million to Morgan Stanley on March 4, 2026 and received from Morgan Stanley an initial delivery of 1,703 thousand shares of its common stock, or $240 million worth based on the closing price on March 4, 2026. During the three months ended March 31, 2026, the shares in the initial delivery were retired and recorded as a reduction of retained earnings and the remaining $60 million was recorded as a reduction of additional paid-in capital. Final settlement of the ASR occurred on April 17, 2026, when Morgan Stanley delivered 537 thousand additional shares of the Company’s common stock. All shares repurchased under the ASR were immediately retired upon receipt by the Company. The final number of shares repurchased was based on the volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount pursuant to the terms and conditions of the ASR.
In addition to the ASR, the Company repurchased 132 thousand shares of its common stock during the three months ended March 31, 2026, resulting in a total of 1,835 thousand shares repurchased during the quarter valued at $264.0 million. During the three months ended March 31, 2025, the Company repurchased a total of 796 thousand shares of its common stock for $160.0 million in cash. All of the repurchased shares have been retired.

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
The Company’s worldwide effective tax rate for the three months ended March 31, 2026 and 2025 was 31.6% and 22.2%, respectively. The Company recorded a tax shortfall upon vesting or exercise of stock awards of $9.8 million during the three months ended March 31, 2026 as compared to excess tax benefits upon vesting or exercise of stock awards of $0.5 million during the three months ended March 31, 2025.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$82,521	$73,482
Numerator for basic and diluted earnings per share	$82,521	$73,482

Denominator:
Weighted average common shares for basic earnings per share	53,793	56,780
Net effect of dilutive equity awards and stock issuable under the ESPP	390	482
Weighted average common shares for diluted earnings per share	54,183	57,262

Net income per share:
Basic	$1.53	$1.29
Diluted	$1.52	$1.28
The number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 846 thousand and 989 thousand during the three months ended March 31, 2026 and 2025, respectively. The calculation of diluted earnings per share was not affected by the 492 thousand shares that would have been received if the ASR discussed in Note 10 “Stockholders’ Equity” was settled as of March 31, 2026 as their effect would have been anti-dilutive.

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
Ukraine Humanitarian Commitment — On March 4, 2022, EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. As of March 31, 2026, the Company has $7.1 million remaining to be expensed related to this humanitarian commitment. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitment to humanitarian aid for Ukraine.
Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the years ended December 31, 2023, 2024 and 2025. As of March 31, 2026, the undiscounted deferred consideration amounts owed totaled approximately $18.5 million and are expected to be paid in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of March 31, 2026, $42.9 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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
Segment revenues from external clients and segment operating profit, as well as a reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	For the Three Months Ended March 31, 2026
	Americas	Europe	Total
Segment revenues	$795,396	$604,665	$1,400,061
Less:
Cost of revenues (exclusive of depreciation and amortization)	549,905	436,702	986,607
Selling, general and administrative expenses	104,344	80,695	185,039
Depreciation and amortization expense	8,901	4,921	13,822
Segment operating profit	$132,246	$82,347	$214,593
Unallocated costs:
Stock-based compensation expense			(49,919)
Amortization of purchased intangibles			(17,718)
Other unallocated costs			(30,188)
Income from operations			116,768
Interest and other income, net			1,582
Foreign exchange gain			2,298
Income before provision for income taxes			$120,648

	For the Three Months Ended March 31, 2025
	Americas	Europe	Total
Segment revenues	$777,168	$524,524	$1,301,692
Less:
Cost of revenues (exclusive of depreciation and amortization)	550,849	375,463	926,312
Selling, general and administrative expenses	101,518	73,516	175,034
Depreciation and amortization expense	9,573	4,208	13,781
Segment operating profit	$115,228	$71,337	$186,565
Unallocated costs:
Stock-based compensation expense			(48,456)
Amortization of purchased intangibles			(17,656)
Other acquisition-related expenses			(576)
Other unallocated costs			(20,547)
Income from operations			99,330
Interest and other income, net			5,814
Foreign exchange loss			(10,727)
Income before provision for income taxes			$94,417
For each reportable segment, selling, general and administrative expenses include the costs of salaries, bonuses, fringe benefits, bad debt, travel, employee relocations, legal and accounting services, insurance, facilities and overhead including operating leases, advertising and other promotional activities.
There were no clients that accounted for more than 10% of total segment revenues during the three months ended March 31, 2026 and 2025. See Note 8 “Revenues” for additional disclosures of the Company’s disaggregated revenues reconciled with the revenues from the Company’s reportable segments.
Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of March 31, 2026	As of December 31, 2025
Ukraine	$60,382	$59,381
Belarus	44,509	44,483
United States	23,487	26,085
India	18,273	17,365
Poland	11,395	10,947
Hungary	4,180	4,495
Other	40,600	39,631
Total	$202,826	$202,387

The table below presents information about the Company’s revenues by client location for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
United States	$711,766	$688,452
United Kingdom	158,519	144,583
Switzerland	114,293	104,850
Netherlands	63,222	46,975
Germany	62,057	51,692
Other locations	290,204	265,140
Total	$1,400,061	$1,301,692

15.ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Three Months Ended March 31,
	2026	2025
Foreign currency translation
Beginning balance	$30,191	$(103,975)
Foreign currency translation	(33,619)	49,685
Income tax benefit (expense)	8,077	(8,815)
Foreign currency translation, net of tax	(25,542)	40,870
Ending balance	$4,649	$(63,105)
Cash flow hedging instruments
Beginning balance	$(2,016)	$(11,265)
Unrealized gain (loss) in fair value	(11,191)	16,332
Net loss reclassified into Cost of revenues (exclusive of depreciation and amortization)	1,867	1,671
Net loss reclassified into Foreign exchange loss	—	145
Income tax benefit (expense)	2,154	(4,192)
Cash flow hedging instruments, net of tax	(7,170)	13,956
Ending balance(1)	$(9,186)	$2,691
Defined benefit plans
Beginning balance	$(9,630)	$(1,624)
Actuarial gains	421	221
Income tax expense	(19)	(36)
Defined benefit plans, net of tax	402	185
Ending balance	$(9,228)	$(1,439)
Accumulated other comprehensive loss	$(13,765)	$(61,853)

(1) As of March 31, 2026, the ending balance of net unrealized loss related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

16.SUBSEQUENT EVENTS
Accelerated Share Repurchase — On April 17, 2026, the final settlement of the ASR occurred, as Morgan Stanley delivered to the Company 537 thousand additional shares of the Company’s common stock. See Note 10 “Stockholders' Equity” for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2025 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” in this item and in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. We assume no obligation to update any of these forward-looking statements.
In this quarterly report, “EPAM,” “EPAM Systems, Inc.,” the “Company,” “we,” “us” and “our” refer to EPAM Systems, Inc. and its consolidated subsidiaries.
“EPAM®” is a trademark of EPAM Systems, Inc. All other trademarks and service marks used herein are the property of their respective owners.
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
Business Update Regarding the War in Ukraine
Russia’s attack on Ukraine has had, and could continue to have, a material adverse effect on our operations. As of March 31, 2026, Ukraine continues to be a significant delivery location with a large number of delivery professionals operating from safe locations at levels of productivity consistent with those achieved prior to the attack. We have maintained our $100 million humanitarian aid commitment to our people in Ukraine, and as of March 31, 2026, we have $7.1 million remaining to be expensed under this humanitarian commitment.
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
For additional information on the various risks posed by the attack against Ukraine and the impact in the region as well as other risks to our business, please read “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and “Part II. Item 1A. Risk Factors” in this quarterly report.
Year-to-Date 2026 Developments and Trends
For the first three months of 2026, our revenues were $1.400 billion, an increase of 7.6% from $1.302 billion reported for the same period of 2025. Revenues have been positively impacted by improving demand for our services and foreign exchange fluctuations. Income from operations as a percentage of revenues increased to 8.3% for the three months ended March 31, 2026 as compared to 7.6% for the three months ended March 31, 2025, largely driven by a decrease in cost of revenues (exclusive of depreciation and amortization) as a percentage of revenues. Diluted earnings per share increased to $1.52 for the three months ended March 31, 2026 from $1.28 for the three months ended March 31, 2025, principally resulting from an increase in income from operations as well as reduced common shares outstanding resulting from share repurchases, including repurchases made under the Accelerated Share Repurchase Agreement (“ASR”) in connection with the 2025 Repurchase Program. See Note 10 “Stockholders’ Equity” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding the ASR.
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
During the three months ended March 31, 2026, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended March 31,
	2026		2025
	(in thousands, except percentages and per share data)
Revenues	$1,400,061	100.0%	$1,301,692	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	1,012,052	72.3%	952,008	73.1%
Selling, general and administrative expenses(2)	239,702	17.1%	218,917	16.8%
Depreciation and amortization expense	31,539	2.3%	31,437	2.5%
Income from operations	116,768	8.3%	99,330	7.6%
Interest and other income, net	1,582	0.1%	5,814	0.5%
Foreign exchange gain (loss)	2,298	0.2%	(10,727)	(0.8)%
Income before provision for income taxes	120,648	8.6%	94,417	7.3%
Provision for income taxes	38,127	2.7%	20,935	1.7%
Net income	$82,521	5.9%	$73,482	5.6%
Effective tax rate	31.6%		22.2%
Diluted earnings per share	$1.52		$1.28
(1)Includes $22,853 and $23,923 of stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes $27,066 and $24,533 of stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.

Consolidated Results Review
Revenues
During the three months ended March 31, 2026, our total revenues increased by 7.6% to $1.400 billion compared to the corresponding period in 2025. During the three months ended March 31, 2026 as compared to the same period last year, revenues have been positively impacted by improving demand for our services and fluctuations in foreign currency exchange rates which contributed 3.9% to revenue growth.
Revenues by client location for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025
	(in thousands, except percentages)
Americas(1)	$799,469	57.1%	$780,285	59.9%
EMEA(2)	576,012	41.1%	497,115	38.2%
APAC(3)	24,580	1.8%	24,292	1.9%
Revenues	$1,400,061	100.0%	$1,301,692	100.0%
(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Europe and the Middle East.
(3)APAC includes revenues from clients in East Asia, Southeast Asia and Australia.
During the three months ended March 31, 2026, the United States continued to be our largest client location. During the three months ended March 31, 2026, revenues in the United States increased 3.4% to $711.8 million from $688.5 million in the first quarter of 2025, largely due to increased spending at certain large accounts in the region.
During the three months ended March 31, 2026, the top three revenue contributing countries by client location in EMEA were the United Kingdom, Switzerland, and the Netherlands, generating $158.5 million, $114.3 million and $63.2 million in revenues, respectively compared to $144.6 million, $104.9 million, and $47.0 million, respectively, in the corresponding period last year. Revenues in the EMEA region were positively impacted by increased spending at certain large accounts and changes in foreign currency exchange rates during the three months ended March 31, 2026 as compared to the same period in the previous year.
During the three months ended March 31, 2026, revenues from clients in the APAC region increased by $0.3 million or 1.2% compared to the corresponding period of 2025.
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
During the three months ended March 31, 2026, cost of revenues (exclusive of depreciation and amortization) was $1,012.1 million representing an increase of 6.3% from $952.0 million in the corresponding period of 2025. The increase primarily resulted from increased compensation expense due to salary increases and promotions implemented during the prior year annual compensation cycle, a 2.2% increase in the average number of production professionals in the first quarter of 2026 compared to the first quarter of 2025, and foreign exchange fluctuations. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 72.3% and 73.1% in the first quarter of 2026 and 2025, respectively. This year-over-year decrease is primarily due to a decrease in compensation expense, including stock-based compensation expense, as a percentage of revenues, partially offset by the negative impact from foreign currency fluctuations.

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
During the three months ended March 31, 2026, selling, general and administrative expenses were $239.7 million representing a 9.5% increase as compared to $218.9 million in the corresponding period of 2025. The increase was mainly driven by increased personnel-related costs, which included impacts from salary increases and promotions implemented during the prior year annual compensation cycle, increases in stock-based compensation expense, and severance, which reflects the impact from cost optimization programs, and foreign exchange fluctuations. See Note 7 “Cost Optimization Programs” for more information regarding the Company’s restructuring programs. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 0.3% to 17.1% for the three months ended March 31, 2026 as compared to the same period from the prior year, primarily driven by an increase in personnel-related costs as a percentage of revenues.
Depreciation and Amortization Expense
During the three months ended March 31, 2026, depreciation and amortization expense was $31.5 million as compared to $31.4 million in the corresponding period last year. The composition of depreciable and amortizable assets has not changed significantly since the first quarter of 2025.
Interest and Other Income, Net
Interest and other income, net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, and changes in the fair value of contingent consideration. Interest and other income, net was $1.6 million during the three months ended March 31, 2026, compared to $5.8 million during the three months ended March 31, 2025. The decrease in Interest and other income, net during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was largely driven by a $2.7 million difference in the change in fair value of contingent consideration and a $0.8 million decrease in interest income from our cash, cash equivalents and short-term investments.
Foreign Exchange Gain (Loss)
During the three months ended March 31, 2026, foreign exchange gain was $2.3 million compared to a loss of $10.7 million reported in the corresponding period last year. Exchange rate movements impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
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
Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and any potential related valuation allowances involves judgment. We consider factors that may contribute, favorably or unfavorably, to the overall effective tax rate in the current year as well as the future. These factors include statutory tax rates and tax law changes in the countries where we operate and excess tax benefits or shortfalls upon vesting or exercise of stock awards as well as consideration of any significant or unusual items.
Our effective tax rate was 31.6% for the three months ended March 31, 2026, and 22.2% for the three months ended March 31, 2025. The increase in the effective tax rate is largely attributable to a tax shortfall upon vesting or exercise of stock awards of $9.8 million during the three months ended March 31, 2026 as compared to excess tax benefits of $0.5 million during the corresponding period of the prior year.

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
See Note 14 “Segment Information” in the notes to our condensed consolidated interim financial statements in this Form 10-Q for more information related to our reportable segments.
Americas Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Americas segment for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Americas segment revenues	$795,396	$777,168
Less:
Cost of revenues (exclusive of depreciation and amortization)	549,905	550,849
Selling, general and administrative expenses	104,344	101,518
Depreciation and amortization expense	8,901	9,573
Americas segment operating profit	$132,246	$115,228

During the three months ended March 31, 2026, revenues for the Americas segment increased $18.2 million, or 2.3%, compared to the same period last year and segment operating profit increased $17.0 million, or 14.8%, compared to the same period last year. During the three months ended March 31, 2026, revenues from our Americas segment were 56.8% of total revenues, a decrease from 59.7% reported in the corresponding period of 2025. As a percentage of Americas segment revenues, the Americas segment’s operating profit increased to 16.6% during the first quarter of 2026 from 14.8% in the first quarter of 2025. This increase is primarily attributable to improved profitability as a result of our cost optimization initiatives, partially offset by the impact of changes in foreign currency exchange rates.

The following table presents Americas segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$165,446	$149,350	$16,096	10.8%
Software & Hi-Tech	132,822	135,662	(2,840)	(2.1)%
Life Sciences & Healthcare	125,033	125,979	(946)	(0.8)%
Consumer Goods, Retail & Travel	122,190	114,675	7,515	6.6%
Business Information & Media	115,897	113,220	2,677	2.4%
Emerging Verticals	134,008	138,282	(4,274)	(3.1)%
Revenues	$795,396	$777,168	$18,228	2.3%
During the three months ended March 31, 2026, Financial Services was the largest industry vertical in the Americas segment and grew 10.8% compared to the corresponding period of 2025, primarily due to increased spend at a large wealth management client and growth in fintech, insurance, and payment processing clients. Software & Hi-Tech declined 2.1% during the three months ended March 31, 2026, which was a result of lower spend from our technology clients. Life Sciences & Healthcare declined 0.8% during the three months ended March 31, 2026. Consumer Goods, Retail & Travel grew 6.6% during the three months ended March 31, 2026, primarily due to growth from our consumer goods clients. Business Information & Media grew 2.4% during the three months ended March 31, 2026, primarily due to improvement in demand from information services clients. Emerging Verticals declined 3.1% during the three months ended March 31, 2026, primarily due to lower revenues from clients in industrial materials, telecommunications, and real estate, which were partially offset by increased revenues from clients in the energy sector.
Europe Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Europe segment for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Europe segment revenues	$604,665	$524,524
Less:
Cost of revenues (exclusive of depreciation and amortization)	436,702	375,463
Selling, general and administrative expenses	80,695	73,516
Depreciation and amortization expense	4,921	4,208
Europe segment operating profit	$82,347	$71,337
During the three months ended March 31, 2026, Europe’s segment revenues were $604.7 million, representing an increase of $80.1 million, or 15.3%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the first quarter of 2026 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2025, we would have reported revenue growth of 7.8%. Europe’s segment revenues accounted for 43.2% and 40.3% of total segment revenues during the three months ended March 31, 2026 and 2025, respectively. During the first quarter of 2026, the segment’s operating profit increased 15.4% to $82.3 million compared to the first quarter of 2025. Expressed as a percentage of revenues, Europe’s segment operating profit remained consistent at 13.6% compared to the same period of the prior year.

The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$184,754	$164,615	$20,139	12.2%
Consumer Goods, Retail & Travel	151,687	140,837	10,850	7.7%
Software & Hi-Tech	77,898	54,411	23,487	43.2%
Business Information & Media	49,482	53,327	(3,845)	(7.2)%
Life Sciences & Healthcare	39,101	28,975	10,126	34.9%
Emerging Verticals	101,743	82,359	19,384	23.5%
Revenues	$604,665	$524,524	$80,141	15.3%
During the three months ended March 31, 2026, Financial Services was the largest industry vertical in the Europe segment and grew 12.2% compared to the corresponding period of 2025, primarily due to improved demand from clients in asset management and insurance. During the three months ended March 31, 2026, revenues in Consumer Goods, Retail & Travel grew 7.7% primarily due to improved demand from clients in the retail and consumer goods industries. During the three months ended March 31, 2026, revenues in Software & Hi-Tech grew 43.2% primarily due to increased demand at a large hardware client and several technology services clients. During the three months ended March 31, 2026, revenues in Business Information & Media declined 7.2% primarily due to decreased demand from information services clients. Revenues in Life Sciences & Healthcare grew 34.9% during the three months ended March 31, 2026, primarily due to the growth experienced from clients in the pharmaceutical sector. Revenues in Emerging Verticals grew 23.5% during the three months ended March 31, 2026, due to the growth from various clients in the energy and government sectors.
Effects of Inflation
Economies in many countries where we operate have periodically experienced high rates of inflation. Periods of higher inflation may affect various economic sectors in those countries and increase our cost of doing business there. We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to track the impact of inflation, particularly on wages, while attempting to minimize its effects through pricing and cost management strategies. A higher-than-normal rate of inflation in the future could adversely affect our operations and financial condition. For a discussion of our potential risks and uncertainties, including those related to inflation, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, to repurchase shares and make investments to support the growth of our business. As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents totaling $1.037 billion, short-term investments totaling $4.3 million, and $535.0 million of available borrowings under our revolving credit facility. During the quarter ended March 31, 2026, we drew an additional $140 million on this facility to partially fund our $300 million ASR. As of March 31, 2026, $165.0 million was outstanding under this facility and we were in compliance with all covenants contained in the facility. See Note 6 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding drawdowns on our revolving credit facility.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(36,360)	$24,162
Net cash used in investing activities	(15,646)	(5,308)
Net cash used in financing activities	(192,199)	(149,514)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,555)	18,770
Net decrease in cash, cash equivalents and restricted cash	(258,760)	(111,890)
Cash, cash equivalents and restricted cash, beginning of period	1,301,377	1,290,392
Cash, cash equivalents and restricted cash, end of period	$1,042,617	$1,178,502
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. The first three months of 2026 were negatively impacted by higher payments for variable compensation as compared to the first three months of 2025, attributable to a higher level of financial performance for the year ended December 31, 2025.
Investing Activities
Our primary uses of cash in investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during the three months ended March 31, 2026 was primarily attributable to $17.9 million used for capital expenditures compared to $9.3 million used for capital expenditures in the corresponding period of 2025.
Financing Activities
Cash used in financing activities mainly consists of repurchases of shares of EPAM common stock under our share repurchase programs, payments of withholding taxes related to net share settlements of restricted stock units, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the purchases of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. During the first three months of 2026, our main use of cash in financing activities consisted of $324.0 million of payments to repurchase our common stock, including $300 million related to the accelerated share repurchase, compared to $160.0 million in the corresponding period of 2025. The cash outflows during the first three months of 2026 were partially offset by $140.0 million of proceeds from a drawdown on our revolving credit facility.
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

Our ability to generate cash is subject to our performance, general economic conditions, industry trends and other factors including the impact of the invasion of Ukraine, as described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We may require additional cash resources due to changed business conditions or other future developments, including any investments, acquisitions, or share repurchases we may decide to pursue. To the extent that existing cash, cash equivalents, short-term investments, and operating cash flows are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business and there is no assurance that we would be able to raise additional funds on favorable terms or at all. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate at which our cash flows increase or decrease and the availability of public and private debt and equity financing.
See Note 13 “Commitments and Contingencies” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” of this Quarterly Report and “Part II. Item 7. Future Capital Requirements” of our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding contractual obligations.
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
Forward-Looking Statements
This quarterly report on Form 10-Q contains estimates and forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, principally in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors.” Our Annual Report on Form 10-K for the year ended December 31, 2025 also contains estimates and forward-looking statements, principally in “Part I. Item 1A. Risk Factors” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our estimates and forward-looking statements are based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Those future events and trends may relate to, among other things, developments relating to the war in Ukraine and escalation of the war in the surrounding region, political and civil unrest or military action in the geographies where we conduct business and operate, difficult conditions in global capital markets, foreign exchange markets, global trade and the broader economy, the adoption and implementation of artificial intelligence technologies by EPAM and its clients and prospective clients, and the effect that these events may have on client demand, our revenues, operations, access to capital and profitability. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks, uncertainties and assumptions as to future events that may not prove to be accurate and are made in light of information currently available to us. Important factors, in addition to the factors described in this quarterly report and in our Annual Report, may materially and adversely affect our results. You should read this quarterly report, our Annual Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

The words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made and, except to the extent required by law, we undertake no obligation to update, to correct, to revise or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2025 might not occur and our future results, level of activity, performance or achievements may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above, and the differences may be material and adverse. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.
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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of March 31, 2026, we had $63.5 million of cash and cash equivalents in banks in Ukraine and $50.0 million of cash and cash equivalents in banks in Belarus. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. We do not expect these restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many clients operating in different industries and geographies; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of March 31, 2026. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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

Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, and Swiss francs. During the three months ended March 31, 2026, approximately 40.0% of consolidated revenues were denominated in currencies other than the U.S. dollar. Other than U.S. dollars, we incur expenditures principally in euros, Polish zlotys, Indian rupees, British pounds, and Mexican pesos. The majority of our expenditures are in currencies other than the U.S. dollar. As a result, exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint, Colombian peso, and Mexican peso transactions. As of March 31, 2026, all of EPAM’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
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
During the first quarter of 2026, we reported revenue growth of 7.6% compared to the first quarter of 2025. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2025, we would have reported revenue growth of 3.7%. Our revenues denominated in euros, British pounds, and Swiss francs experienced the most impact from the movements in foreign currencies. During the first quarter of 2026, we reported an increase in income from operations of 17.6% compared to the first quarter of 2025. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the first quarter of 2025, we would have reported an increase in income from operations of 29.7%. Income from operations was most significantly impacted by the movements of Polish zloty, euro, Hungarian forint, Indian rupee, and Mexican peso exchange rates during the first quarter of 2026 compared to the same period in the prior year.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims arising out of our business and operations in the normal course of business. We are not currently a party to any material legal proceeding, nor are we aware of any material legal or governmental proceedings pending or contemplated to be brought against us.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, including the role of AI technologies in our business and workforce and as competition to the services that we sell, and our significant operations in Belarus and Ukraine and the material adverse effect the invasion of Ukraine by Russia has had and may have on our operations, business, and financial results, see the risk factors disclosed under the heading “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
On October 16, 2025, the Board of Directors authorized a share repurchase program (the “2025 Repurchase Program”) for up to $1,000 million of the Company’s outstanding common stock. The Company may repurchase shares of its common stock on a discretionary basis from time to time through open-market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. See Note 10 “Stockholders’ Equity” in the notes to our condensed consolidated interim financial statements in this Form 10-Q for more information related to the program.
The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
January 1 to January 31, 2026	—	$—	—	$776,453
February 1 to February 28, 2026	132	$181.81	132	$752,491
March 1 to March 31, 2026	1,703	$140.90	1,703	$512,491
Total	1,835	$143.84	1,835
(1) Average price paid per share in the period includes commission and excludes excise tax. Our share repurchases in excess of issuances during the taxable year are subject to a 1% excise tax. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of changes in equity.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
On March 13, 2026, Arkadiy Dobkin, Executive Chair, through a revocable trust that he controls, entered into a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Dobkin’s Rule 10b5-1 Trading Plan provides for the sale of up to 150,000 shares of common stock before its expiration on March 15, 2028.
Item 6. Exhibits

Exhibit Number	Description

10.1*	Form of Global Executive Officer Performance Restricted Stock Unit Award Agreement
10.2*	EPAM Systems, Inc. Amended Non-Employee Director Compensation Policy
10.3	Fixed Dollar Accelerated Share Repurchase Transaction agreement dated March 4, 2026 between EPAM Systems, Inc. and Morgan Stanley & Co. LLC
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2026

EPAM SYSTEMS, INC.

By:	/s/ Balazs Fejes
Name: Balazs Fejes
Title: Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)