Form 10-Q
period 2026-06-30
EPAM Systems, Inc.
filed 2026-08-06
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of July 31, 2026
Common Stock, par value $0.001 per share	51,586,981 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of June 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$789,397	$1,296,077
Trade receivables and contract assets, net of allowance of $3,939 and $6,350, respectively	1,268,036	1,108,201
Prepaid and other current assets	158,556	129,610
Total current assets	2,215,989	2,533,888
Property and equipment, net	204,967	202,387
Operating lease right-of-use assets, net	124,999	114,875
Intangible assets, net	372,969	406,586
Goodwill	1,203,048	1,210,564
Deferred tax assets	295,947	295,115
Other noncurrent assets	156,167	138,721
Total assets	$4,574,086	$4,902,136

Liabilities
Current liabilities
Accounts payable	$41,551	$55,329
Accrued compensation and benefits expenses	495,961	608,232
Accrued expenses and other current liabilities	208,531	250,688
Income taxes payable, current	19,093	25,520
Operating lease liabilities, current	39,301	37,173
Total current liabilities	804,437	976,942
Long-term debt	25,000	25,034
Operating lease liabilities, noncurrent	87,942	81,497
Deferred tax liabilities, noncurrent	74,505	76,969
Other noncurrent liabilities	62,901	63,886
Total liabilities	1,054,785	1,224,328
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 51,585 shares issued and outstanding at June 30, 2026, and 54,274 shares issued and outstanding at December 31, 2025	52	54
Additional paid-in capital	1,487,973	1,390,423
Retained earnings	2,035,664	2,268,204
Accumulated other comprehensive income (loss)	(4,970)	18,545
Total EPAM Systems, Inc. stockholders’ equity	3,518,719	3,677,226
Noncontrolling interest in consolidated subsidiaries	582	582
Total equity	3,519,301	3,677,808
Total liabilities and equity	$4,574,086	$4,902,136
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,414,767	$1,353,443	$2,814,828	$2,655,135
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	985,199	964,012	1,997,251	1,916,020
Selling, general and administrative expenses	245,245	231,681	484,947	450,598
Depreciation and amortization expense	32,101	31,274	63,640	62,711
Income from operations	152,222	126,476	268,990	225,806
Interest and other income (loss), net	(1,821)	3,519	(239)	9,333
Foreign exchange loss	(9,850)	(6,227)	(7,552)	(16,954)
Income before provision for income taxes	140,551	123,768	261,199	218,185
Provision for income taxes	37,572	35,742	75,699	56,677
Net income	$102,979	$88,026	$185,500	$161,508

Net income per share:
Basic	$1.97	$1.56	$3.50	$2.86
Diluted	$1.97	$1.56	$3.49	$2.84
Shares used in calculation of net income per share:
Basic	52,197	56,319	52,991	56,548
Diluted	52,267	56,536	53,220	56,898

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$102,979	$88,026	$185,500	$161,508
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,220	71,901	(20,322)	112,771
Unrealized gain (loss) on hedging instruments	4,424	10,909	(2,746)	24,865
Defined benefit plans	(849)	357	(447)	542
Other comprehensive income (loss)	8,795	83,167	(23,515)	138,178
Comprehensive income	$111,774	$171,193	$161,985	$299,686

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Consolidated Subsidiaries	Total Equity
	Shares	Amount
Balance, January 1, 2026	54,274	$54	$1,390,423	$2,268,204	$18,545	$582	$3,677,808
Restricted stock units vested	436	—	—	—	—	—	—
Equity withheld for employee taxes	(149)	—	(20,438)	—	—	—	(20,438)
Stock-based compensation expense	—	—	49,613	—	—	—	49,613
Exercise of stock options	31	—	704	—	—	—	704
Repurchase of common stock, including excise tax	(1,835)	(1)	(60,000)	(266,185)	—	—	(326,186)
Other comprehensive loss	—	—	—	—	(32,310)	—	(32,310)
Net income	—	—	—	82,521	—	—	82,521
Balance, March 31, 2026	52,757	$53	$1,360,302	$2,084,540	$(13,765)	$582	$3,431,712
Restricted stock units vested	51	—	—	—	—	—	—
Equity withheld for employee taxes	(15)	—	(1,752)	—	—	—	(1,752)
Stock-based compensation expense	—	—	45,300	—	—	—	45,300
Issuance of common stock from employee stock purchase plan	141	—	13,614	—	—	—	13,614
Repurchase of common stock, including excise tax	(1,349)	(1)	70,509	(151,855)	—	—	(81,347)
Other comprehensive income	—	—	—	—	8,795	—	8,795
Net income	—	—	—	102,979	—	—	102,979
Balance, June 30, 2026	51,585	$52	$1,487,973	$2,035,664	$(4,970)	$582	$3,519,301

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

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$185,500	$161,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,640	62,711
Operating lease right-of-use assets amortization expense	20,717	20,581
Bad debt expense (recovery)	(934)	169
Deferred taxes	4,639	(6,090)
Stock-based compensation expense	96,320	87,014
Other	3,681	5,596
Changes in assets and liabilities:
Trade receivables and contract assets	(172,210)	(116,352)
Prepaid and other assets	(10,297)	4,210
Accounts payable	(12,475)	(243)
Accrued expenses and other liabilities	(153,550)	(60,706)
Operating lease liabilities	(19,945)	(21,573)
Income taxes payable	(43,870)	(59,465)
Net cash provided by (used in) operating activities	(38,784)	77,360
Cash flows from investing activities:
Purchases of property and equipment	(33,071)	(19,160)
Purchases of short-term investments	(1,703)	(2,038)
Proceeds from short-term investments	2,296	—
Acquisition of business, net of cash acquired	(307)	(3,346)
Purchases of non-marketable securities	(240)	(360)
Proceeds from non-marketable securities	—	2,913
Other investing activities, net	872	(1,531)
Net cash used in investing activities	(32,153)	(23,522)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	14,318	34,579
Payments of withholding taxes related to net share settlements of equity awards	(22,852)	(23,338)
Proceeds from debt	180,000	—
Repayment of debt	(180,186)	(1,088)
Repurchase of common stock	(408,955)	(356,531)
Payment of contingent consideration for previously acquired businesses	(7,158)	(4,746)
Purchase of subsidiary shares from noncontrolling interest	—	(1,358)
Other financing activities, net	(516)	(1,087)
Net cash used in financing activities	(425,349)	(353,569)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,804)	55,820
Net decrease in cash, cash equivalents and restricted cash	(507,090)	(243,911)
Cash, cash equivalents and restricted cash, beginning of period	1,301,377	1,290,392
Cash, cash equivalents and restricted cash, end of period	$794,287	$1,046,481

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of June 30, 2026	As of December 31, 2025
Balance sheet classification
Cash and cash equivalents	$789,397	$1,296,077
Restricted cash in Prepaid and other current assets	446	1,337
Restricted cash in Other noncurrent assets	4,444	3,963
Total restricted cash	4,890	5,300
Total cash, cash equivalents and restricted cash	$794,287	$1,301,377

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds the amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. As of June 30, 2026, the Company had $37.5 million of cash and cash equivalents in banks in Belarus and $34.1 million of cash and cash equivalents in banks in Ukraine. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
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
During the three months ended June 30, 2026, there have been no material updates regarding pending accounting standards as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. As of June 30, 2026, the Company had $62.7 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.4 million, laptops with a net book value of $9.1 million, most of which are in the possession of employees, and various office furniture, equipment and supplies with a net book value of $1.2 million. Additionally, as of June 30, 2026, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $5.4 million. Through the issuance date of these interim financial statements, the Company is not aware of any significant damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground. The Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the three and six months ended June 30, 2026, the Company expensed $2.5 million and $5.5 million, respectively, related to this commitment. Of the expensed amounts for the three and six months ended June 30, 2026, $0.5 million and $1.1 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $2.0 million and $4.4 million, respectively, is classified in Selling, general and administrative expenses in the condensed consolidated financial statements. During the three and six months ended June 30, 2025, the Company expensed $3.9 million and $8.2 million, respectively, related to this commitment. Of the expensed amounts for the three and six months ended June 30, 2025, $0.6 million and $1.2 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $3.3 million and $7.0 million, respectively, is classified in Selling, general and administrative expenses in the condensed consolidated financial statements. As of June 30, 2026, the Company has approximately $4.6 million remaining to be expensed under this humanitarian commitment.

3.GOODWILL
Goodwill by reportable segment was as follows:

	Americas	Europe	Total
Balance as of January 1, 2026	$652,575	$557,989	$1,210,564
Effect of net foreign currency exchange rate changes	(335)	(7,181)	(7,516)
Balance as of June 30, 2026	$652,240	$550,808	$1,203,048
There were no accumulated goodwill impairment losses in the Americas or Europe reportable segments as of June 30, 2026 or December 31, 2025.
4.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following table presents the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

	As of June 30, 2026
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$4,343	$—	$4,343	$—
Total assets measured at fair value on a recurring basis	$4,343	$—	$4,343	$—

Foreign exchange derivative liabilities	$10,536	$—	$10,536	$—
Contingent consideration liabilities	13,312	—	—	13,312
Total liabilities measured at fair value on a recurring basis	$23,848	$—	$10,536	$13,312
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

Changes in financial projections, market risk assumptions, discount rates or probability assumptions related to achieving the various earnout criteria would result in a change in the fair value of the recorded contingent liabilities. Such changes, if any, are recorded within Interest and other income (loss), net in the Company’s condensed consolidated statements of income.
A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the six months ended June 30, 2026 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2026	$22,835
Payment of contingent consideration for previously acquired businesses	(11,924)
Changes in fair value of contingent consideration included in Interest and other income (loss), net	2,420
Effect of foreign currency exchange rate changes, net	(19)
Contingent consideration liabilities as of June 30, 2026	$13,312
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial Assets:
Cash equivalents:
Time deposits	$4,347	$4,347	$—	$4,347	$—
Financial Liabilities:
Borrowings under the 2025 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisitions	$18,259	$18,259	$—	$18,259	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$5,402	$5,402	$5,402	$—	$—
Time deposits	37,441	37,441	—	37,441	—
Total cash equivalents	$42,843	$42,843	$5,402	$37,441	$—
Financial Liabilities:
Borrowings under the 2025 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisitions	$29,532	$29,532	$—	$29,532	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $36.6 million and $36.7 million as of June 30, 2026 and December 31, 2025, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

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
As of June 30, 2026, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

		As of June 30, 2026		As of December 31, 2025
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts designated as hedging instruments	Prepaid expenses and other current assets	$4,343		$1,981
	Accrued expenses and other current liabilities		$10,536		$4,602
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
Borrowings under the 2025 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $250.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the lenders. Borrowings under the 2025 Revolving Facility bear interest at either a base rate or an alternative benchmark index for borrowings in currencies other than U.S. dollars. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. The 2025 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or actual event of default has occurred or would be triggered. As of June 30, 2026, the Company was in compliance with all covenants contained in the 2025 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2025 Credit Agreement:

	As of June 30, 2026	As of December 31, 2025
Outstanding debt	$25,000	$25,000
Interest rate	4.5%	4.6%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

7.COST OPTIMIZATION PROGRAMS
During the quarter ended June 30, 2025, the Company initiated the 2025 Cost Optimization Program to improve utilization and profitability. This program included workforce reductions. As of June 30, 2026, the Company had completed all restructuring actions commenced under the 2025 Cost Optimization Program.

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

Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2025	Charges	Payments Made	Balance at June 30, 2026
2025 Cost Optimization Program
Employee separation costs	$5,143	$27,336	$(27,121)	$5,358
2024 Cost Optimization Program
Employee separation costs	554	—	(554)	—
Total	$5,697	$27,336	$(27,675)	$5,358

	Balance at December 31, 2024	Charges	Payments Made	Balance at June 30, 2025
2025 Cost Optimization Program
Employee separation costs	$—	$15,698	$(11,394)	$4,304
2024 Cost Optimization Program
Employee separation costs	1,763	6,057	(6,731)	1,089
Total	$1,763	$21,755	$(18,125)	$5,393

8.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by client location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$749,857	$55,556	$805,413
EMEA	41,467	540,767	582,234
APAC	938	26,182	27,120
Revenues	$792,262	$622,505	$1,414,767

	Six Months Ended June 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$1,498,358	$106,524	$1,604,882
EMEA	87,893	1,070,353	1,158,246
APAC	1,407	50,293	51,700
Revenues	$1,587,658	$1,227,170	$2,814,828

	Three Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$751,194	$50,239	$801,433
EMEA	35,906	488,903	524,809
APAC	300	26,901	27,201
Revenues	$787,400	$566,043	$1,353,443

	Six Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$1,493,246	$88,472	$1,581,718
EMEA	70,822	951,102	1,021,924
APAC	500	50,993	51,493
Revenues	$1,564,568	$1,090,567	$2,655,135
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$171,295	$194,892	$366,187
Consumer Goods, Retail & Travel	119,904	154,350	274,254
Software & Hi-Tech	128,660	73,355	202,015
Life Sciences & Healthcare	123,283	45,795	169,078
Business Information & Media	115,994	50,737	166,731
Emerging Verticals	133,126	103,376	236,502
Revenues	$792,262	$622,505	$1,414,767

	Six Months Ended June 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$336,741	$379,646	$716,387
Consumer Goods, Retail & Travel	242,094	306,037	548,131
Software & Hi-Tech	261,482	151,253	412,735
Life Sciences & Healthcare	248,316	84,896	333,212
Business Information & Media	231,891	100,219	332,110
Emerging Verticals	267,134	205,119	472,253
Revenues	$1,587,658	$1,227,170	$2,814,828

	Three Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$148,552	$179,761	$328,313
Consumer Goods, Retail & Travel	118,742	149,308	268,050
Software & Hi-Tech	144,310	60,361	204,671
Life Sciences & Healthcare	124,937	31,568	156,505
Business Information & Media	118,844	51,549	170,393
Emerging Verticals	132,015	93,496	225,511
Revenues	$787,400	$566,043	$1,353,443

	Six Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$297,902	$344,376	$642,278
Consumer Goods, Retail & Travel	233,417	290,145	523,562
Software & Hi-Tech	279,972	114,772	394,744
Life Sciences & Healthcare	250,916	60,543	311,459
Business Information & Media	232,064	104,876	336,940
Emerging Verticals	270,297	175,855	446,152
Revenues	$1,564,568	$1,090,567	$2,655,135
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended June 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$635,143	$468,765	$1,103,908
Fixed-price	152,744	152,748	305,492
Licensing and other revenues	4,375	992	5,367
Revenues	$792,262	$622,505	$1,414,767

	Six Months Ended June 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$1,265,712	$927,224	$2,192,936
Fixed-price	310,838	298,362	609,200
Licensing and other revenues	11,108	1,584	12,692
Revenues	$1,587,658	$1,227,170	$2,814,828

	Three Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$654,029	$433,365	$1,087,394
Fixed-price	126,928	131,071	257,999
Licensing and other revenues	6,443	1,607	8,050
Revenues	$787,400	$566,043	$1,353,443

	Six Months Ended June 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$1,295,202	$833,905	$2,129,107
Fixed-price	256,306	253,854	510,160
Licensing and other revenues	13,060	2,808	15,868
Revenues	$1,564,568	$1,090,567	$2,655,135
Performance Obligations
During the three and six months ended June 30, 2026, the Company recognized $15.9 million and $26.1 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $15.2 million and $14.5 million, during the three and six months ended June 30, 2025, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of June 30, 2026. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$43,725	$11,776	$3,607	$—	$59,108
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of June 30, 2026	As of December 31, 2025
Contract assets included in trade receivables and contract assets, net	$76,496	$58,513
Contract assets included in other noncurrent assets	$1,654	$246
Contract liabilities included in accrued expenses and other current liabilities	$64,361	$104,219
Contract liabilities included in other noncurrent liabilities	$574	$674

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased from December 31, 2025 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s clients for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities included $22.4 million and $51.2 million from a single customer at June 30, 2026 and December 31, 2025, respectively. Contract liabilities have decreased from December 31, 2025 primarily due to lower levels of advance collections.
During the three and six months ended June 30, 2026, the Company recognized $26.4 million and $69.7 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized $14.1 million and $40.3 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2024.
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
During the three and six months ended June 30, 2026, the Company recognized benefits of $14.3 million and $26.4 million, respectively, related to R&D activities completed in Poland which were recorded as a reduction to cost of revenues in the condensed consolidated statement of income. During the three and six months ended June 30, 2025, the Company recognized benefits of $13.0 million and $25.0 million, respectively, related to R&D activities completed in Poland which were recorded as a reduction to cost of revenues in the condensed consolidated statement of income. As of June 30, 2026, $18.9 million of benefits were included in prepaid and other current assets and $89.0 million of benefits were included in other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive. As of December 31, 2025, $21.6 million of benefits were included in prepaid and other current assets and $75.3 million of benefits were included in other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive.
10.STOCKHOLDERS’ EQUITY
2025 Long-Term Incentive Plan — In May 2025, the Company's stockholders approved the EPAM Systems, Inc. 2025 Long Term Incentive Plan (the “2025 Plan”) to be used to issue equity grants to Company personnel. The 2025 Plan will expire 10 years after the approval date and is administered by the Compensation Committee of the Company’s Board of Directors. As of June 30, 2026, there were a total of 5.534 million shares of common stock authorized for issuance under the 2025 Plan. As of June 30, 2026, 4.542 million shares were available for future grants under the 2025 Plan. Shares granted under predecessor plans that are cancelled or forfeited return to the 2025 Plan’s share pool.
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues (exclusive of depreciation and amortization)	$22,833	$18,161	$45,686	$42,084
Selling, general and administrative expenses	23,568	20,397	50,634	44,930
Total	$46,401	$38,558	$96,320	$87,014

Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the six months ended June 30, 2026:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2026	1,467	$230.75	106	$238.64
Awards granted	1,156	$136.06	83	$137.14
Awards modified	(5)	$224.64	5	$140.98
Awards vested	(490)	$245.75	(44)	$251.81
Awards forfeited/cancelled	(70)	$199.25	(1)	$224.81
Unvested service-based awards outstanding at June 30, 2026	2,058	$175.07	149	$175.34
As of June 30, 2026, $266.2 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.7 years.
As of June 30, 2026, $9.2 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 3.1 years.
The liability associated with the service-based liability-classified RSUs as of June 30, 2026 and December 31, 2025, was $1.2 million and $5.7 million, respectively, and was classified as accrued compensation and benefits expenses in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s performance-based awards for the six months ended June 30, 2026:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2026	138	$240.97
Awards granted	122	$127.45
Awards vested	(4)	$269.87
Awards forfeited/cancelled	(17)	$223.48
Unvested performance-based awards outstanding at June 30, 2026	239	$183.95
As of June 30, 2026, $20.8 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.7 years.
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
As of June 30, 2026, the Company has issued 115 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined and these awards are not reflected in the table above.
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2026	701	$212.59
Options exercised	(56)	$72.37
Options expired	(9)	$294.19
Options outstanding at June 30, 2026	636	$223.75	$418	4.3

Options vested and exercisable as of June 30, 2026	582	$216.72	$418	4.0
Options expected to vest as of June 30, 2026	53	$298.63	$—	7.3
As of June 30, 2026, $3.7 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 1.4 years.

Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“ESPP”) enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During both the three and six months ended June 30, 2026, the ESPP participants purchased 141 thousand shares of common stock under the ESPP. During both the three and six months ended June 30, 2025, the ESPP participants purchased 107 thousand shares of common stock under the ESPP. As of June 30, 2026, there were 722 thousand shares available for issuance under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and six months ended June 30, 2026, the Company recognized $2.4 million and $4.6 million, respectively, of stock-based compensation expense related to the ESPP. For the three and six months ended June 30, 2025, the Company recognized $2.5 million and $5.0 million, respectively, of stock-based compensation expense related to the ESPP. As of June 30, 2026, total unrecognized stock-based compensation cost related to the ESPP was $3.4 million, which is expected to be recognized over a period of 0.3 years.
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
On March 4, 2026, the Company entered into a $300 million Accelerated Share Repurchase Agreement (the “ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”). The ASR was consummated under the 2025 Repurchase Program. Under the terms of the ASR, the Company made a payment of $300 million to Morgan Stanley on March 4, 2026 and received from Morgan Stanley an initial delivery of 1.703 million shares of its common stock, or $240 million worth based on the closing price on March 4, 2026. During the three months ended March 31, 2026, the shares in the initial delivery were retired and recorded as a reduction of retained earnings. The remaining amount was recorded as a reduction of additional paid-in capital during the first quarter. Final settlement of the ASR occurred on April 17, 2026, when Morgan Stanley delivered 537 thousand additional shares of the Company’s common stock. These shares were valued at $70.5 million on the delivery date, which was recorded as an increase to additional paid-in capital and a corresponding reduction to retained earnings. All shares repurchased under the ASR were immediately retired upon receipt by the Company. The final number of shares repurchased was based on the volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount pursuant to the terms and conditions of the ASR.
In addition to the ASR, the Company repurchased 812 thousand and 944 thousand shares of its common stock during the three and six months ended June 30, 2026, respectively, under the 2025 Repurchase Program. During the three and six months ended June 30, 2026, the Company repurchased a total of 1.349 million and 3.184 million shares of its common stock, respectively, and during the three and six months ended June 30, 2025, the Company repurchased a total of 1.087 million and 1.883 million shares of its common stock, respectively. The Company spent $85.0 million and $409.0 million on share repurchases during the three and six months ended June 30, 2026, respectively, and spent $196.5 million and $356.5 million on share repurchases during the three and six months ended June 30, 2025, respectively. All of the repurchased shares have been retired.

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

The Company’s worldwide effective tax rate for the three months ended June 30, 2026 and 2025 was 26.7% and 28.9%, respectively, and 29.0% and 26.0% during the six months ended June 30, 2026 and 2025, respectively. The Company recorded a tax shortfall upon vesting or exercise of stock awards of $1.7 million and $11.6 million during the three and six months ended June 30, 2026, respectively, compared to a tax shortfall upon vesting or exercise of stock awards of $1.1 million and $0.6 million during the three and six months ended June 30, 2025, respectively.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$102,979	$88,026	$185,500	$161,508
Numerator for basic and diluted earnings per share	$102,979	$88,026	$185,500	$161,508

Denominator:
Weighted average common shares for basic earnings per share	52,197	56,319	52,991	56,548
Net effect of dilutive equity awards and stock issuable under the ESPP	70	217	229	350
Weighted average common shares for diluted earnings per share	52,267	56,536	53,220	56,898

Net income per share:
Basic	$1.97	$1.56	$3.50	$2.86
Diluted	$1.97	$1.56	$3.49	$2.84
During the three and six months ended June 30, 2026, the number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 2.636 million and 1.746 million, respectively.
During the three and six months ended June 30, 2025, the number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1.409 million and 1.199 million shares, respectively.
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
Ukraine Humanitarian Commitment — On March 4, 2022, EPAM announced that it has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. As of June 30, 2026, the Company has $4.6 million remaining to be expensed related to this humanitarian commitment. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitment to humanitarian aid for Ukraine.
Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the years ended December 31, 2023, 2024 and 2025. As of June 30, 2026, the undiscounted deferred consideration amounts owed totaled approximately $18.5 million and are expected to be paid in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of June 30, 2026, $37.6 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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

Segment revenues from external clients and segment operating profit, as well as a reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	For the Three Months Ended June 30, 2026
	Americas	Europe	Total
Segment revenues	$792,262	$622,505	$1,414,767
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)(1)	527,841	430,476
Adjusted selling, general and administrative expenses(2)	106,171	86,229
Depreciation and amortization of property and equipment	9,173	5,318
Segment operating profit	$149,077	$100,482	$249,559
Unallocated costs:
Stock-based compensation expense			(46,401)
Amortization of purchased intangibles			(17,609)
Other unallocated costs			(33,327)
Income from operations			152,222
Interest and other income (loss), net			(1,821)
Foreign exchange loss			(9,850)
Income before provision for income taxes			$140,551

(1)	Adjusted cost of revenues excludes stock-based compensation expense, gains and losses on hedging instruments, and other costs that are excluded from the CODM’s evaluation of segment performance.

(2)	Adjusted selling, general and administrative expenses exclude stock-based compensation expense, other acquisition-related expenses, and other costs that are excluded from the CODM’s evaluation of segment performance as they include the costs of running our corporate and other central functions that are not attributable to a particular segment or are expenses that occur infrequently.

	For the Six Months Ended June 30, 2026
	Americas	Europe	Total
Segment revenues	$1,587,658	$1,227,170	$2,814,828
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)(1)	1,077,746	867,178
Adjusted selling, general and administrative expenses(2)	210,515	166,924
Depreciation and amortization of property and equipment	18,074	10,239
Segment operating profit	$281,323	$182,829	$464,152
Unallocated costs:
Stock-based compensation expense			(96,320)
Amortization of purchased intangibles			(35,327)
Other unallocated costs			(63,515)
Income from operations			268,990
Interest and other income (loss), net			(239)
Foreign exchange loss			(7,552)
Income before provision for income taxes			$261,199

	For the Three Months Ended June 30, 2025
	Americas	Europe	Total
Segment revenues	$787,400	$566,043	$1,353,443
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)(1)	544,768	403,455
Adjusted selling, general and administrative expenses(2)	103,999	77,528
Depreciation and amortization of property and equipment	9,143	4,294
Segment operating profit	$129,490	$80,766	$210,256
Unallocated costs:
Stock-based compensation expense			(38,558)
Amortization of purchased intangibles			(17,836)
Other acquisition-related expenses			(299)
Other unallocated costs			(27,087)
Income from operations			126,476
Interest and other income (loss), net			3,519
Foreign exchange loss			(6,227)
Income before provision for income taxes			$123,768

	For the Six Months Ended June 30, 2025
	Americas	Europe	Total
Segment revenues	$1,564,568	$1,090,567	$2,655,135
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)(1)	1,095,617	778,918
Adjusted selling, general and administrative expenses(2)	205,517	151,044
Depreciation and amortization of property and equipment	18,716	8,502
Segment operating profit	$244,718	$152,103	$396,821
Unallocated costs:
Stock-based compensation expense			(87,014)
Amortization of purchased intangibles			(35,492)
Other acquisition-related expenses			(875)
Other unallocated costs			(47,634)
Income from operations			225,806
Interest and other income (loss), net			9,333
Foreign exchange loss			(16,954)
Income before provision for income taxes			$218,185
There were no clients that accounted for more than 10% of total segment revenues during the three and six months ended June 30, 2026 and 2025. See Note 8 “Revenues” for additional disclosures of the Company’s disaggregated revenues reconciled with the revenues from the Company’s reportable segments.

Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of June 30, 2026	As of December 31, 2025
Ukraine	$62,722	$59,381
Belarus	45,430	44,483
United States	20,473	26,085
India	18,195	17,365
Poland	11,320	10,947
Georgia	4,778	3,738
Hungary	4,460	4,495
Other	37,589	35,893
Total	$204,967	$202,387
The table below presents information about the Company’s revenues by client location for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$714,982	$709,986	$1,426,748	$1,398,438
United Kingdom	159,615	149,584	318,134	294,167
Switzerland	112,256	110,071	226,549	214,921
Netherlands	63,196	57,061	126,418	104,036
Germany	62,378	56,406	124,435	108,098
Other locations	302,340	270,335	592,544	535,475
Total	$1,414,767	$1,353,443	$2,814,828	$2,655,135

15.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency translation
Beginning balance	$4,649	$(63,105)	$30,191	$(103,975)
Foreign currency translation	5,784	92,457	(27,835)	142,142
Income tax benefit (expense)	(564)	(20,556)	7,513	(29,371)
Foreign currency translation, net of tax	5,220	71,901	(20,322)	112,771
Ending balance	$9,869	$8,796	$9,869	$8,796
Cash flow hedging instruments
Beginning balance	$(9,186)	$2,691	$(2,016)	$(11,265)
Unrealized gain (loss) in fair value	3,402	16,721	(7,789)	33,053
Net loss (gain) reclassified into Cost of revenues (exclusive of depreciation and amortization)	2,351	(2,547)	4,218	(876)
Net loss reclassified into Foreign exchange loss	—	12	—	157
Income tax benefit (expense)	(1,329)	(3,277)	825	(7,469)
Cash flow hedging instruments, net of tax	4,424	10,909	(2,746)	24,865
Ending balance(1)	$(4,762)	$13,600	$(4,762)	$13,600
Defined benefit plans
Beginning balance	$(9,228)	$(1,439)	$(9,630)	$(1,624)
Actuarial gains (losses)	(828)	798	(407)	1,019
Income tax expense	(21)	(441)	(40)	(477)
Defined benefit plans, net of tax	(849)	357	(447)	542
Ending balance	$(10,077)	$(1,082)	$(10,077)	$(1,082)
Accumulated other comprehensive income (loss)	$(4,970)	$21,314	$(4,970)	$21,314

(1) As of June 30, 2026, the ending balance of net unrealized loss related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

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
Business Update Regarding the War in Ukraine
Russia’s attack on Ukraine has had, and could continue to have, a material adverse effect on our operations. As of June 30, 2026, Ukraine continues to be a significant delivery location with a large number of delivery professionals operating from safe locations at levels of productivity consistent with those achieved prior to the attack. We have maintained our $100 million humanitarian aid commitment to our people in Ukraine, and as of June 30, 2026, we have $4.6 million remaining to be expensed under this humanitarian commitment.
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
Year-to-Date 2026 Developments and Trends
For the first six months of 2026, our revenues were $2.815 billion, an increase of 6.0% from $2.655 billion reported for the same period of 2025. Revenues have been positively impacted by improving demand for our services and foreign exchange fluctuations. Income from operations as a percentage of revenues increased to 9.6% for the six months ended June 30, 2026 as compared to 8.5% for the six months ended June 30, 2025, largely driven by a decrease in cost of revenues (exclusive of depreciation and amortization) as a percentage of revenues. Diluted earnings per share increased to $3.49 for the six months ended June 30, 2026 from $2.84 for the six months ended June 30, 2025, principally resulting from an increase in income from operations as well as reduced common shares outstanding resulting from share repurchases, including repurchases made under the Accelerated Share Repurchase Agreement (“ASR”) in connection with the 2025 Repurchase Program. See Note 10 “Stockholders’ Equity” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding the ASR.
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
During the three and six months ended June 30, 2026, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(in thousands, except percentages and per share data)
Revenues	$1,414,767	100.0%	$1,353,443	100.0%	$2,814,828	100.0%	$2,655,135	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	985,199	69.6%	964,012	71.2%	1,997,251	71.0%	1,916,020	72.2%
Selling, general and administrative expenses(2)	245,245	17.3%	231,681	17.1%	484,947	17.1%	450,598	16.9%
Depreciation and amortization expense	32,101	2.3%	31,274	2.4%	63,640	2.3%	62,711	2.4%
Income from operations	152,222	10.8%	126,476	9.3%	268,990	9.6%	225,806	8.5%
Interest and other income (loss), net	(1,821)	(0.2)%	3,519	0.3%	(239)	—%	9,333	0.3%
Foreign exchange loss	(9,850)	(0.7)%	(6,227)	(0.5)%	(7,552)	(0.3)%	(16,954)	(0.6)%
Income before provision for income taxes	140,551	9.9%	123,768	9.1%	261,199	9.3%	218,185	8.2%
Provision for income taxes	37,572	2.6%	35,742	2.6%	75,699	2.7%	56,677	2.1%
Net income	$102,979	7.3%	$88,026	6.5%	$185,500	6.6%	$161,508	6.1%
Effective tax rate	26.7%		28.9%		29.0%		26.0%
Diluted earnings per share	$1.97		$1.56		$3.49		$2.84
(1)Includes $22,833 and $18,161 of stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively, and $45,686 and $42,084 of stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes $23,568 and $20,397 of stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively, and $50,634 and $44,930 of stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.

Consolidated Results Review
Revenues
During the three months ended June 30, 2026, our total revenues increased by 4.5% to $1.415 billion compared to the corresponding period in 2025. During the three months ended June 30, 2026 as compared to the same period last year, revenues have been positively impacted by improving demand for our services and fluctuations in foreign currency exchange rates which contributed 1.1% to revenue growth.
During the six months ended June 30, 2026, our total revenues increased by 6.0% to $2.815 billion compared to the corresponding period in 2025. During the six months ended June 30, 2026 as compared to the same period last year, revenues have been positively impacted by improving demand for our services and fluctuations in foreign currency exchange rates which contributed 2.5% to revenue growth.
Revenues by client location for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$805,413	56.9%	$801,433	59.2%	$1,604,882	57.0%	$1,581,718	59.6%
EMEA(2)	582,234	41.2%	524,809	38.8%	1,158,246	41.1%	1,021,924	38.5%
APAC(3)	27,120	1.9%	27,201	2.0%	51,700	1.9%	51,493	1.9%
Revenues	$1,414,767	100.0%	$1,353,443	100.0%	$2,814,828	100.0%	$2,655,135	100.0%
(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Europe and the Middle East.
(3)APAC includes revenues from clients in East Asia, Southeast Asia and Australia.
During the three and six months ended June 30, 2026, the United States continued to be our largest client location. During the three months ended June 30, 2026, revenues in the United States increased 0.7% to $715.0 million from $710.0 million in the second quarter of 2025. During the six months ended June 30, 2026, revenues in the United States increased 2.0% to $1.427 billion as compared to $1.398 billion in the same period of the prior year, largely due to increased spending at certain large accounts.
During the three months ended June 30, 2026, the top three revenue contributing countries by client location in EMEA were the United Kingdom, Switzerland, and the Netherlands, generating $159.6 million, $112.3 million and $63.2 million in revenues, respectively, compared to $149.6 million, $110.1 million, and $57.1 million, respectively, in the corresponding period last year. During the six months ended June 30, 2026, the United Kingdom, Switzerland and the Netherlands performed as EMEA’s top revenue generating locations and contributed $318.1 million, $226.5 million, and $126.4 million, respectively compared to $294.2 million, $214.9 million, and $104.0 million, respectively, in the corresponding period last year. Revenues in the EMEA region were positively impacted by increased spending at certain large accounts and changes in foreign currency exchange rates during the three and six months ended June 30, 2026 as compared to the same period in the previous year.
During the three months ended June 30, 2026, revenues from clients in the APAC region decreased by $0.1 million or 0.3%, and increased by $0.2 million or 0.4% during the six months ended June 30, 2026, compared to the corresponding periods of 2025.
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

During the three months ended June 30, 2026, cost of revenues (exclusive of depreciation and amortization) was $985.2 million representing an increase of 2.2% from $964.0 million in the corresponding period of 2025. The increase primarily resulted from a 1.6% increase in the average number of production professionals in the second quarter of 2026 compared to the second quarter of 2025, foreign exchange fluctuations, and increased stock-based compensation expense. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 69.6% and 71.2% in the second quarter of 2026 and 2025, respectively. This year-over-year decrease is primarily due to a decrease in compensation expense as a percentage of revenues, partially offset by the negative impact from foreign currency fluctuations.
During the six months ended June 30, 2026, cost of revenues (exclusive of depreciation and amortization) was $1.997 billion representing an increase of 4.2% from $1.916 billion in the corresponding period of 2025. The increase primarily resulted from a 2.1% increase in the average number of production professionals in the first six months of 2026 compared to the first six months of 2025, foreign exchange fluctuations, and increased stock-based compensation expense. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 71.0% and 72.2% for the six months ended June 30, 2026 and 2025, respectively. The year-over-year decrease is primarily due to a decrease in compensation expense as a percentage of revenues, partially offset by the negative impact from foreign currency fluctuations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses represent expenditures associated with promoting and selling our services and general and administrative functions of our business. These expenses include the costs of salaries, bonuses, fringe benefits, stock-based compensation, severance, bad debt, travel, legal and accounting services, insurance, facilities including operating leases, advertising, and other promotional activities. Additionally, selling, general and administrative expenses include various one-time and unusual expenses such as impairment charges.
During the three months ended June 30, 2026, selling, general and administrative expenses were $245.2 million representing a 5.9% increase as compared to $231.7 million in the corresponding period of 2025. The increase was mainly driven by increased personnel-related costs including stock-based compensation expense and foreign exchange fluctuations. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 0.2% to 17.3% for the three months ended June 30, 2026 as compared to the same period from the prior year. The year-over-year increase is primarily due to higher stock-based compensation expense as a percentage of revenues.
During the six months ended June 30, 2026, selling, general and administrative expenses were $484.9 million representing a 7.6% increase as compared to $450.6 million in the corresponding period of 2025. The increase in selling, general and administrative expenses was mainly driven by increased personnel-related costs including stock-based compensation expense, and foreign exchange fluctuations. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 0.2% to 17.1% for the six months ended June 30, 2026 as compared to the same period from the prior year. The year-over-year increase is primarily due to higher severance expenses incurred in the current year as part of the 2025 Cost Optimization Program.
Depreciation and Amortization Expense
During the three and six months ended June 30, 2026, depreciation and amortization expense was $32.1 million and $63.6 million, respectively, as compared to $31.3 million and $62.7 million, respectively, in the corresponding periods last year. The composition of depreciable and amortizable assets has not changed significantly since the beginning of the prior year.
Interest and Other Income (Loss), Net
Interest and other income (loss), net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, and changes in the fair value of contingent consideration. Interest and other income (loss), net was a loss of $1.8 million and $0.2 million during the three and six months ended June 30, 2026, respectively, compared to income of $3.5 million and $9.3 million during the three and six months ended June 30, 2025, respectively. The decrease in Interest and other income (loss), net during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was largely driven by a $1.7 million difference in the change in fair value of contingent consideration, a $1.2 million increase in interest expense, mainly related to our line of credit, and a $0.9 million decrease in interest income from our cash, cash equivalents and short-term investments. The decrease in Interest and other income (loss), net during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was largely driven by a $4.4 million difference in the change in fair value of contingent consideration, a $1.8 million decrease in interest income from our cash, cash equivalents and short-term investments, and a $1.3 million increase in interest expense, mainly related to our line of credit.

Foreign Exchange Loss
During the three and six months ended June 30, 2026, foreign exchange loss was $9.9 million and $7.6 million, respectively, compared to a loss of $6.2 million and $17.0 million, respectively, reported in the corresponding periods last year. Exchange rate movements impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
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
Our effective tax rate was 26.7% and 29.0% for the three and six months ended June 30, 2026, respectively, and 28.9% and 26.0% for the three and six months ended June 30, 2025, respectively. We recorded a tax shortfall upon vesting or exercise of stock awards of $1.7 million and $11.6 million during the three and six months ended June 30, 2026, respectively, as compared to a tax shortfall upon vesting or exercise of stock awards of $1.1 million and $0.6 million during the three and six months ended June 30, 2025, respectively.

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
Americas Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Americas segment for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas segment revenues	$792,262	$787,400	$1,587,658	$1,564,568
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)	527,841	544,768	1,077,746	1,095,617
Adjusted selling, general and administrative expenses	106,171	103,999	210,515	205,517
Depreciation and amortization of property and equipment	9,173	9,143	18,074	18,716
Americas segment operating profit	$149,077	$129,490	$281,323	$244,718

During the three months ended June 30, 2026, revenues for the Americas segment increased $4.9 million, or 0.6%, compared to the same period last year and segment operating profit increased $19.6 million, or 15.1%, compared to the same period last year. During the three months ended June 30, 2026, revenues from our Americas segment were 56.0% of total revenues, a decrease from 58.2% reported in the corresponding period of 2025. As a percentage of Americas segment revenues, the Americas segment’s operating profit increased to 18.8% during the second quarter of 2026 from 16.4% in the second quarter of 2025. This increase is primarily attributable to improved profitability as a result of our cost optimization initiatives, partially offset by the impact of changes in foreign currency exchange rates.

During the six months ended June 30, 2026, revenues for the Americas segment increased $23.1 million, or 1.5%, compared to the same period last year and segment operating profit increased $36.6 million, or 15.0%, compared to the same period last year. During the six months ended June 30, 2026, revenues from our Americas segment were 56.4% of total revenues, a decrease from 58.9% reported in the corresponding period of 2025. As a percentage of Americas segment revenues, the Americas segment’s operating profit increased to 17.7% during the six months ended June 30, 2026 from 15.6% in the six months ended June 30, 2025. This increase is primarily attributable to improved profitability as a result of our cost optimization initiatives, partially offset by the impact of changes in foreign currency exchange rates.

The following table presents Americas segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage	2026	2025	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$171,295	$148,552	$22,743	15.3%	$336,741	$297,902	$38,839	13.0%
Software & Hi-Tech	128,660	144,310	(15,650)	(10.8)%	261,482	279,972	(18,490)	(6.6)%
Life Sciences & Healthcare	123,283	124,937	(1,654)	(1.3)%	248,316	250,916	(2,600)	(1.0)%
Consumer Goods, Retail & Travel	119,904	118,742	1,162	1.0%	242,094	233,417	8,677	3.7%
Business Information & Media	115,994	118,844	(2,850)	(2.4)%	231,891	232,064	(173)	(0.1)%
Emerging Verticals	133,126	132,015	1,111	0.8%	267,134	270,297	(3,163)	(1.2)%
Revenues	$792,262	$787,400	$4,862	0.6%	$1,587,658	$1,564,568	$23,090	1.5%
During the three and six months ended June 30, 2026, Financial Services was the largest industry vertical in the Americas segment and grew 15.3% and 13.0%, respectively, compared to the corresponding periods of 2025, primarily due to increased spend at a large wealth management client and growth in insurance, asset management, and payment processing clients. Software & Hi-Tech declined 10.8% and 6.6% during the three and six months ended June 30, 2026, respectively, which was a result of lower spend from our technology clients. Life Sciences & Healthcare declined 1.3% and 1.0% during the three and six months ended June 30, 2026, respectively. Consumer Goods, Retail & Travel grew 1.0% and 3.7% during the three and six months ended June 30, 2026, respectively, primarily due to growth from our consumer goods and distribution clients. Business Information & Media declined 2.4% and 0.1% during the three and six months ended June 30, 2026, respectively, primarily due to lower demand from information services clients. Emerging Verticals grew 0.8% during the three months ended June 30, 2026 and declined 1.2% during the six months ended June 30, 2026, respectively, with growth coming from clients in the energy sector and lower revenues experienced from clients in industrial materials, telecommunications, and real estate in both periods.
Europe Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Europe segment for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Europe segment revenues	$622,505	$566,043	$1,227,170	$1,090,567
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)	430,476	403,455	867,178	778,918
Adjusted selling, general and administrative expenses	86,229	77,528	166,924	151,044
Depreciation and amortization of property and equipment	5,318	4,294	10,239	8,502
Europe segment operating profit	$100,482	$80,766	$182,829	$152,103

During the three months ended June 30, 2026, Europe’s segment revenues were $622.5 million, representing an increase of $56.5 million, or 10.0%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the second quarter of 2026 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2025, we would have reported revenue growth of 8.5%. Europe’s segment revenues accounted for 44.0% and 41.8% of total segment revenues during the three months ended June 30, 2026 and 2025, respectively. During the second quarter of 2026, the segment’s operating profit increased 24.4% to $100.5 million compared to the second quarter of 2025. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 16.1% compared to 14.3% in the same period of the prior year. This increase is primarily attributable to improved profitability as a result of our cost optimization initiatives.
During the six months ended June 30, 2026, Europe’s segment revenues were $1.227 billion, representing an increase of $136.6 million, or 12.5%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the six months ended June 30, 2026 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first half of 2025, we would have reported revenue growth of 8.0%. Europe’s segment revenues accounted for 43.6% and 41.1% of total segment revenues during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the segment’s operating profit increased 20.2% to $182.8 million compared to the corresponding period of 2025. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 14.9% compared to 13.9% in the same period of the prior year. This increase is primarily attributable to improved profitability as a result of our cost optimization initiatives.
The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Dollars	Percentage	2026	2025	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$194,892	$179,761	$15,131	8.4%	$379,646	$344,376	$35,270	10.2%
Consumer Goods, Retail & Travel	154,350	149,308	5,042	3.4%	306,037	290,145	15,892	5.5%
Software & Hi-Tech	73,355	60,361	12,994	21.5%	151,253	114,772	36,481	31.8%
Business Information & Media	50,737	51,549	(812)	(1.6)%	100,219	104,876	(4,657)	(4.4)%
Life Sciences & Healthcare	45,795	31,568	14,227	45.1%	84,896	60,543	24,353	40.2%
Emerging Verticals	103,376	93,496	9,880	10.6%	205,119	175,855	29,264	16.6%
Revenues	$622,505	$566,043	$56,462	10.0%	$1,227,170	$1,090,567	$136,603	12.5%
During the three and six months ended June 30, 2026, Financial Services was the largest industry vertical in the Europe segment and grew 8.4% and 10.2%, respectively, compared to the corresponding periods of 2025, primarily due to improved demand from clients in asset management and insurance. During the three and six months ended June 30, 2026, revenues in Consumer Goods, Retail & Travel grew 3.4% and 5.5%, respectively, primarily due to improved demand from clients in the retail and consumer goods industries. During the three and six months ended June 30, 2026, revenues in Software & Hi-Tech grew 21.5% and 31.8%, respectively, primarily due to increased demand at a large hardware client and several technology services clients. During the three and six months ended June 30, 2026, revenues in Business Information & Media declined 1.6% and 4.4%, respectively, primarily due to decreased demand from information services clients. Revenues in Life Sciences & Healthcare grew 45.1% and 40.2%, respectively, during the three and six months ended June 30, 2026, primarily due to the growth experienced from new and existing clients in the pharmaceutical sector. Revenues in Emerging Verticals grew 10.6% and 16.6%, respectively, during the three and six months ended June 30, 2026, due to the growth from various clients in the energy sector.
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

Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, to repurchase shares and make investments to support the growth of our business. As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $789.4 million, short-term investments totaling $4.8 million, and $675.0 million of available borrowings under our revolving credit facility. As of June 30, 2026, $25.0 million was outstanding under this facility and we were in compliance with all covenants contained in the facility. See Note 6 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding drawdowns on our revolving credit facility.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(38,784)	$77,360
Net cash used in investing activities	(32,153)	(23,522)
Net cash used in financing activities	(425,349)	(353,569)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,804)	55,820
Net decrease in cash, cash equivalents and restricted cash	(507,090)	(243,911)
Cash, cash equivalents and restricted cash, beginning of period	1,301,377	1,290,392
Cash, cash equivalents and restricted cash, end of period	$794,287	$1,046,481
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. The first six months of 2026 were negatively impacted by a higher level of variable compensation payments made based on 2025 performance and a larger increase in days sales outstanding compared to the first six months of 2025.
Investing Activities
Our primary uses of cash in investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during the six months ended June 30, 2026 was primarily attributable to $33.1 million used for capital expenditures compared to $19.2 million used for capital expenditures in the corresponding period of 2025.
Financing Activities
Cash used in financing activities mainly consists of repurchases of shares of EPAM common stock under our share repurchase programs, payments of withholding taxes related to net share settlements of equity awards, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the issuance of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. We typically do not rely on debt to supplement our cash flows. During the first six months of 2026, our main use of cash in financing activities consisted of $409.0 million of payments to repurchase our common stock, including $300 million related to the accelerated share repurchase, compared to $356.5 million in the corresponding period of 2025.

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

We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of June 30, 2026, we had $37.5 million of cash and cash equivalents in banks in Belarus and $34.1 million of cash and cash equivalents in banks in Ukraine. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. We do not expect these restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many clients operating in different industries and geographies; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of June 30, 2026. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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

Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, and Swiss francs. During the three months ended June 30, 2026, approximately 40.1% of consolidated revenues were denominated in currencies other than the U.S. dollar. We incur the majority of our expenditures in currencies other than the U.S. dollar, principally in euros, Polish zlotys, Indian rupees, British pounds, and Mexican pesos. Exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations.
To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint, Colombian peso, and Mexican peso transactions. As of June 30, 2026, all of EPAM’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
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
During the second quarter of 2026, we reported revenue growth of 4.5% compared to the second quarter of 2025. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2025, we would have reported revenue growth of 3.4%. Our revenues denominated in euros and Mexican pesos experienced the most impact from the movements in foreign currencies. During the second quarter of 2026, we reported an increase in income from operations of 20.4% compared to the second quarter of 2025. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the second quarter of 2025, we would have reported an increase in income from operations of 28.1%. Income from operations was most significantly impacted by the movements of the Indian rupee, Hungarian forint, Colombian peso, and Polish zloty exchange rates during the second quarter of 2026 compared to the same period in the prior year.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
April 1 to April 30, 2026(2)	537	$111.76	537	$452,491
May 1 to May 31, 2026	465	$98.59	465	$406,640
June 1 to June 30, 2026	347	$98.45	347	$372,492
Total	1,349	$103.80	1,349
(1) Average price paid per share in the period includes commission and excludes excise tax. Our share repurchases in excess of issuances during the taxable year are subject to a 1% excise tax. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of changes in equity.
(2) In April 2026, we received 537 thousand shares from the final settlement of an Accelerated Share Repurchase (“ASR”) that was initiated in March 2026. In total, we paid $300 million for the repurchase of 2.24 million shares under the ASR. The final number of shares repurchased was based on the volume-weighted average price of our common stock during the term of the ASR, less a discount pursuant to the terms and conditions of the ASR.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.
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

Date: August 6, 2026

EPAM SYSTEMS, INC.

By:	/s/ Balazs Fejes
Name: Balazs Fejes
Title: Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)