Form 10-Q
period 2026-09-30
EPAM Systems, Inc.
filed 2026-11-05
CIK 1352010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding as of November 3, 2026
Common Stock, par value $0.001 per share	51,023,335 shares

EPAM SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$965,173	$1,296,077
Trade receivables and contract assets, net of allowance of $3,565 and $6,350, respectively	1,213,416	1,108,201
Prepaid and other current assets	154,661	129,610
Total current assets	2,333,250	2,533,888
Property and equipment, net	203,116	202,387
Operating lease right-of-use assets, net	117,965	114,875
Intangible assets, net	352,892	406,586
Goodwill	1,201,921	1,210,564
Deferred tax assets	302,347	295,115
Other noncurrent assets	171,138	138,721
Total assets	$4,682,629	$4,902,136

Liabilities
Current liabilities
Accounts payable	$36,840	$55,329
Accrued compensation and benefits expenses	567,546	608,232
Accrued expenses and other current liabilities	188,604	250,688
Income taxes payable, current	12,854	25,520
Operating lease liabilities, current	38,195	37,173
Total current liabilities	844,039	976,942
Long-term debt	25,000	25,034
Operating lease liabilities, noncurrent	83,133	81,497
Deferred tax liabilities, noncurrent	73,348	76,969
Other noncurrent liabilities	62,334	63,886
Total liabilities	1,087,854	1,224,328
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity
Common stock, $0.001 par value; 160,000 shares authorized; 50,883 shares issued and outstanding at September 30, 2026, and 54,274 shares issued and outstanding at December 31, 2025	51	54
Additional paid-in capital	1,528,262	1,390,423
Retained earnings	2,085,240	2,268,204
Accumulated other comprehensive income (loss)	(19,360)	18,545
Total EPAM Systems, Inc. stockholders’ equity	3,594,193	3,677,226
Noncontrolling interest in consolidated subsidiaries	582	582
Total equity	3,594,775	3,677,808
Total liabilities and equity	$4,682,629	$4,902,136
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,426,430	$1,394,373	$4,241,258	$4,049,508
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	980,493	983,169	2,977,744	2,899,189
Selling, general and administrative expenses	237,389	234,948	722,336	685,546
Depreciation and amortization expense	32,620	31,313	96,260	94,024
Income from operations	175,928	144,943	444,918	370,749
Interest and other income (loss), net	(907)	2,302	(1,146)	11,635
Foreign exchange gain (loss)	1,315	(3,627)	(6,237)	(20,581)
Income before provision for income taxes	176,336	143,618	437,535	361,803
Provision for income taxes	46,025	36,802	121,724	93,479
Net income	$130,311	$106,816	$315,811	$268,324

Net income per share:
Basic	$2.53	$1.92	$6.02	$4.77
Diluted	$2.53	$1.91	$6.00	$4.75
Shares used in calculation of net income per share:
Basic	51,428	55,557	52,464	56,214
Diluted	51,469	55,817	52,630	56,534

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$130,311	$106,816	$315,811	$268,324
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,931)	(925)	(31,253)	111,846
Unrealized gain (loss) on hedging instruments	(3,788)	(8,127)	(6,534)	16,738
Defined benefit plans	329	135	(118)	677
Other comprehensive income (loss)	(14,390)	(8,917)	(37,905)	129,261
Comprehensive income	$115,921	$97,899	$277,906	$397,585

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Consolidated Subsidiaries	Total Equity
	Shares	Amount
Balance, January 1, 2026	54,274	$54	$1,390,423	$2,268,204	$18,545	$582	$3,677,808
Restricted stock units vested	436	—	—	—	—	—	—
Equity withheld for employee taxes	(149)	—	(20,438)	—	—	—	(20,438)
Stock-based compensation expense	—	—	49,613	—	—	—	49,613
Exercise of stock options	31	—	704	—	—	—	704
Repurchase of common stock, including excise tax	(1,835)	(1)	(60,000)	(266,185)	—	—	(326,186)
Other comprehensive loss	—	—	—	—	(32,310)	—	(32,310)
Net income	—	—	—	82,521	—	—	82,521
Balance, March 31, 2026	52,757	$53	$1,360,302	$2,084,540	$(13,765)	$582	$3,431,712
Restricted stock units vested	51	—	—	—	—	—	—
Equity withheld for employee taxes	(15)	—	(1,752)	—	—	—	(1,752)
Stock-based compensation expense	—	—	45,300	—	—	—	45,300
Issuance of common stock from employee stock purchase plan	141	—	13,614	—	—	—	13,614
Repurchase of common stock, including excise tax	(1,349)	(1)	70,509	(151,855)	—	—	(81,347)
Other comprehensive income	—	—	—	—	8,795	—	8,795
Net income	—	—	—	102,979	—	—	102,979
Balance, June 30, 2026	51,585	$52	$1,487,973	$2,035,664	$(4,970)	$582	$3,519,301
Restricted stock units vested	8	—	—	—	—	—	—
Equity withheld for employee taxes	(3)	—	(276)	—	—	—	(276)
Stock-based compensation expense	—	—	40,565	—	—	—	40,565
Repurchase of common stock, including excise tax	(707)	(1)	—	(80,735)	—	—	(80,736)
Other comprehensive loss	—	—	—	—	(14,390)	—	(14,390)
Net income	—	—	—	130,311	—	—	130,311
Balance, September 30, 2026	50,883	$51	$1,528,262	$2,085,240	$(19,360)	$582	$3,594,775

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

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$315,811	$268,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	96,260	94,024
Operating lease right-of-use assets amortization expense	31,139	30,939
Bad debt recovery	(1,071)	(31)
Deferred taxes	921	3,206
Stock-based compensation expense	138,798	131,618
Other	4,725	8,359
Changes in assets and liabilities:
Trade receivables and contract assets	(120,994)	(91,758)
Prepaid and other assets	(19,030)	5,382
Accounts payable	(16,934)	(5,262)
Accrued expenses and other liabilities	(101,831)	21,862
Operating lease liabilities	(30,375)	(32,856)
Income taxes payable	(47,367)	(61,763)
Net cash provided by operating activities	250,052	372,044
Cash flows from investing activities:
Purchases of property and equipment	(47,749)	(27,462)
Purchases of short-term investments	(2,501)	(1,966)
Proceeds from short-term investments	4,099	—
Acquisition of business, net of cash acquired	(307)	(3,344)
Purchases of non-marketable securities	(530)	(720)
Proceeds from non-marketable securities	—	2,913
Other investing activities, net	(9,007)	(2,223)
Net cash used in investing activities	(55,995)	(32,802)
Cash flows from financing activities:
Proceeds from issuance of stock under the employee incentive programs	14,318	35,037
Payments of withholding taxes related to net share settlements of equity awards	(23,198)	(24,421)
Proceeds from debt	180,000	—
Repayment of debt	(180,186)	(1,842)
Repurchase of common stock	(488,897)	(438,633)
Payment of contingent consideration for previously acquired businesses	(10,019)	(6,238)
Purchase of subsidiary shares from noncontrolling interest	—	(1,358)
Other financing activities, net	(560)	(1,764)
Net cash used in financing activities	(508,542)	(439,219)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,950)	53,100
Net decrease in cash, cash equivalents and restricted cash	(331,435)	(46,877)
Cash, cash equivalents and restricted cash, beginning of period	1,301,377	1,290,392
Cash, cash equivalents and restricted cash, end of period	$969,942	$1,243,515

EPAM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
(Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	As of September 30, 2026	As of December 31, 2025
Balance sheet classification
Cash and cash equivalents	$965,173	$1,296,077
Restricted cash in Prepaid and other current assets	901	1,337
Restricted cash in Other noncurrent assets	3,868	3,963
Total restricted cash	4,769	5,300
Total cash, cash equivalents and restricted cash	$969,942	$1,301,377

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
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in its Annual Report on Form 10-K. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2026 and the results of its operations and its cash flows for the periods presented.
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
The Company has cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems generally do not meet the banking standards of more developed markets; and bank deposits made by corporate entities are not insured. The Company regularly monitors cash held in these countries and, to the extent the cash held exceeds the amounts required to support its operations in these countries, the Company distributes the excess funds into markets with more developed banking sectors to the extent it is possible to do so. As of September 30, 2026, the Company had $28.3 million of cash and cash equivalents in banks in Ukraine and $25.1 million of cash and cash equivalents in banks in Belarus. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. The Company does not expect these restrictions to have a material impact on its ability to meet its worldwide cash obligations during this period. The Company places its cash and cash equivalents with financial institutions considered stable in the region, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold the Company’s funds, or sanctions may result in the loss of deposits or adversely affect the Company’s ability to complete banking transactions, which could adversely affect the Company’s business and financial condition.
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
During the three months ended September 30, 2026, there have been no material updates regarding pending accounting standards as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
2.    IMPACT OF THE INVASION OF UKRAINE
On February 24, 2022, Russian forces attacked Ukraine and its people, and through the issuance date of these interim financial statements, there has been no resolution to this attack. As of September 30, 2026, the Company had $61.6 million of Property and equipment, net in Ukraine consisting of a building classified as construction-in-progress located in Kyiv with a net book value of $52.4 million, laptops with a net book value of $8.0 million, most of which are in the possession of employees, and various office furniture, equipment and supplies with a net book value of $1.2 million. Additionally, as of September 30, 2026, the Company had Operating lease right-of-use assets located throughout Ukraine with a net book value of $4.9 million. Through the issuance date of these interim financial statements, the Company is not aware of any significant damage to its long-lived assets in Ukraine and the Company expects to continue to use these assets as part of its global delivery model.
On March 4, 2022, the Company announced a $100.0 million humanitarian commitment to support its employees and their families in and displaced from Ukraine. This humanitarian commitment is in addition to donations from EPAM's clients and employees and the work of EPAM volunteers on the ground. The Company’s spending under this commitment included special cash payments to support impacted employees, financial and medical support for impacted families, and donations to third-party humanitarian organizations. During the three and nine months ended September 30, 2026, the Company expensed $2.6 million and $8.0 million, respectively, related to this commitment. Of the expensed amounts for the three and nine months ended September 30, 2026, $0.6 million and $1.6 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $2.0 million and $6.4 million, respectively, is classified in Selling, general and administrative expenses in the condensed consolidated financial statements. During the three and nine months ended September 30, 2025, the Company expensed $4.0 million and $12.2 million, respectively, related to this commitment. Of the expensed amounts for the three and nine months ended September 30, 2025, $0.6 million and $1.8 million, respectively, is classified in Cost of revenues (exclusive of depreciation and amortization), and $3.4 million and $10.4 million, respectively, is classified in Selling, general and administrative expenses in the condensed consolidated financial statements. As of September 30, 2026, the Company has approximately $2.1 million remaining to be expensed under this humanitarian commitment.

3.GOODWILL
Goodwill by reportable segment was as follows:

	Americas	Europe	Total
Balance as of January 1, 2026	$652,575	$557,989	$1,210,564
Effect of net foreign currency exchange rate changes	(411)	(8,232)	(8,643)
Balance as of September 30, 2026	$652,164	$549,757	$1,201,921
There were no accumulated goodwill impairment losses in the Americas or Europe reportable segments as of September 30, 2026 or December 31, 2025.
4.FAIR VALUE MEASUREMENTS
The Company carries certain assets and liabilities at fair value on a recurring basis on its condensed consolidated balance sheets. The following table presents the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

	As of September 30, 2026
	Balance	Level 1	Level 2	Level 3
Foreign exchange derivative assets	$2,746	$—	$2,746	$—
Total assets measured at fair value on a recurring basis	$2,746	$—	$2,746	$—

Foreign exchange derivative liabilities	$13,864	$—	$13,864	$—
Contingent consideration liabilities	9,473	—	—	9,473
Total liabilities measured at fair value on a recurring basis	$23,337	$—	$13,864	$9,473
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
A reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities using significant unobservable inputs for the nine months ended September 30, 2026 is as follows:

Amount
Contingent consideration liabilities as of January 1, 2026	$22,835
Payment of contingent consideration for previously acquired businesses	(16,924)
Changes in fair value of contingent consideration included in Interest and other income (loss), net	3,584
Effect of foreign currency exchange rate changes, net	(22)
Contingent consideration liabilities as of September 30, 2026	$9,473
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following tables present the estimated fair values of the Company’s financial assets and liabilities not measured at fair value on a recurring basis as of the dates indicated:

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Financial Assets:
Cash equivalents:
Time deposits	$19,115	$19,115	$—	$19,115	$—
Financial Liabilities:
Borrowings under the 2025 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisitions	$18,453	$18,453	$—	$18,453	$—

			Fair Value Hierarchy
	Balance	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets:
Cash equivalents:
Money market funds	$5,402	$5,402	$5,402	$—	$—
Time deposits	37,441	37,441	—	37,441	—
Total cash equivalents	$42,843	$42,843	$5,402	$37,441	$—
Financial Liabilities:
Borrowings under the 2025 Credit Agreement	$25,000	$25,000	$—	$25,000	$—
Deferred consideration for asset acquisitions	$29,532	$29,532	$—	$29,532	$—
Non-Marketable Securities Without Readily Determinable Fair Values
The Company holds investments in equity securities that do not have readily determinable fair values. These investments are recorded at cost and are remeasured to fair value based on certain observable price changes or impairment events as they occur. The carrying amount of these investments was $35.2 million and $36.7 million as of September 30, 2026 and December 31, 2025, respectively, and is classified as Other noncurrent assets in the Company’s condensed consolidated balance sheets.

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
As of September 30, 2026, all of the Company’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted by the Company related to the foreign exchange forward contracts.
The fair value of derivative instruments on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows:

		As of September 30, 2026		As of December 31, 2025
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign exchange forward contracts designated as hedging instruments	Prepaid and other current assets	$2,746		$1,981
	Accrued expenses and other current liabilities		$13,864		$4,602
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
Borrowings under the 2025 Revolving Facility may be denominated in U.S. dollars or up to a maximum of $250.0 million equivalent in British pounds sterling, Canadian dollars, euros or Swiss francs and other currencies as may be approved by the lenders. Borrowings under the 2025 Revolving Facility bear interest at either a base rate or an alternative benchmark index for borrowings in currencies other than U.S. dollars. The base rate is equal to the highest of (a) the Overnight Bank Funding Rate, plus 0.5%, (b) the Prime Rate, or (c) the Daily Simple SOFR Rate, plus 1.0%, so long as the Daily Simple SOFR Rate is offered, ascertainable and not unlawful. The 2025 Credit Agreement includes customary business and financial covenants that may restrict the Company’s ability to make or pay dividends (other than certain intercompany dividends) if a potential or actual event of default has occurred or would be triggered. As of September 30, 2026, the Company was in compliance with all covenants contained in the 2025 Credit Agreement.
The following table presents the outstanding debt and borrowing capacity of the Company under the 2025 Credit Agreement:

	As of September 30, 2026	As of December 31, 2025
Outstanding debt	$25,000	$25,000
Interest rate	4.8%	4.6%
Available borrowing capacity	$675,000	$675,000
Maximum borrowing capacity	$700,000	$700,000

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

Activity in the Company’s restructuring reserves was as follows:

	Balance at December 31, 2025	Charges	Payments Made	Balance at September 30, 2026
2025 Cost Optimization Program
Employee separation costs	$5,143	$27,336	$(30,481)	$1,998
2024 Cost Optimization Program
Employee separation costs	554	—	(554)	—
Total	$5,697	$27,336	$(31,035)	$1,998

	Balance at December 31, 2024	Charges	Payments Made	Balance at September 30, 2025
2025 Cost Optimization Program
Employee separation costs	$—	$26,725	$(20,991)	$5,734
2024 Cost Optimization Program
Employee separation costs	1,763	6,057	(7,266)	554
Total	$1,763	$32,782	$(28,257)	$6,288

8.REVENUES
Disaggregation of Revenues
The following tables present the disaggregation of the Company’s revenues by client location, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$752,513	$57,342	$809,855
EMEA	43,279	544,503	587,782
APAC	1,026	27,767	28,793
Revenues	$796,818	$629,612	$1,426,430

	Nine Months Ended September 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$2,250,871	$163,866	$2,414,737
EMEA	131,172	1,614,856	1,746,028
APAC	2,433	78,060	80,493
Revenues	$2,384,476	$1,856,782	$4,241,258

	Three Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$757,980	$50,650	$808,630
EMEA	41,278	514,461	555,739
APAC	611	29,393	30,004
Revenues	$799,869	$594,504	$1,394,373

	Nine Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Client Locations
Americas	$2,251,226	$139,122	$2,390,348
EMEA	112,100	1,465,563	1,577,663
APAC	1,111	80,386	81,497
Revenues	$2,364,437	$1,685,071	$4,049,508
The following tables present the disaggregation of the Company’s revenues by industry vertical, including a reconciliation of the disaggregated revenues with the reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$180,456	$203,515	$383,971
Consumer Goods, Retail & Travel	117,781	151,469	269,250
Software & Hi-Tech	126,382	72,938	199,320
Life Sciences & Healthcare	124,118	50,897	175,015
Business Information & Media	110,221	48,215	158,436
Emerging Verticals	137,860	102,578	240,438
Revenues	$796,818	$629,612	$1,426,430

	Nine Months Ended September 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$517,197	$583,161	$1,100,358
Consumer Goods, Retail & Travel	359,875	457,506	817,381
Software & Hi-Tech	387,864	224,191	612,055
Life Sciences & Healthcare	372,434	135,793	508,227
Business Information & Media	342,112	148,434	490,546
Emerging Verticals	404,994	307,697	712,691
Revenues	$2,384,476	$1,856,782	$4,241,258

	Three Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$150,573	$187,228	$337,801
Consumer Goods, Retail & Travel	122,673	153,354	276,027
Software & Hi-Tech	143,191	68,965	212,156
Life Sciences & Healthcare	124,943	34,251	159,194
Business Information & Media	116,848	50,782	167,630
Emerging Verticals	141,641	99,924	241,565
Revenues	$799,869	$594,504	$1,394,373

	Nine Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Industry Verticals
Financial Services	$448,475	$531,604	$980,079
Consumer Goods, Retail & Travel	356,090	443,499	799,589
Software & Hi-Tech	423,163	183,737	606,900
Life Sciences & Healthcare	375,859	94,794	470,653
Business Information & Media	348,912	155,658	504,570
Emerging Verticals	411,938	275,779	687,717
Revenues	$2,364,437	$1,685,071	$4,049,508
The following tables present the disaggregation of the Company’s revenues by contract type including a reconciliation of the disaggregated revenues with the Company’s reportable segments (Note 14 “Segment Information”) for the periods indicated:

	Three Months Ended September 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$636,671	$469,453	$1,106,124
Fixed-price	155,785	160,026	315,811
Licensing and other revenues	4,362	133	4,495
Revenues	$796,818	$629,612	$1,426,430

	Nine Months Ended September 30, 2026
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$1,902,383	$1,396,677	$3,299,060
Fixed-price	466,623	458,388	925,011
Licensing and other revenues	15,470	1,717	17,187
Revenues	$2,384,476	$1,856,782	$4,241,258

	Three Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$662,650	$456,410	$1,119,060
Fixed-price	131,497	136,602	268,099
Licensing and other revenues	5,722	1,492	7,214
Revenues	$799,869	$594,504	$1,394,373

	Nine Months Ended September 30, 2025
	Reportable Segments
	Americas	Europe	Consolidated Revenues
Contract Types
Time-and-materials	$1,957,852	$1,290,314	$3,248,166
Fixed-price	387,803	390,457	778,260
Licensing and other revenues	18,782	4,300	23,082
Revenues	$2,364,437	$1,685,071	$4,049,508
Performance Obligations
During the three and nine months ended September 30, 2026, the Company recognized $11.9 million and $28.9 million, respectively, of revenues from performance obligations satisfied in previous periods compared to $21.6 million and $15.5 million, during the three and nine months ended September 30, 2025, respectively.
The following table includes the estimated revenues expected to be recognized in the future related to performance obligations that are partially or fully unsatisfied as of September 30, 2026. The Company applies a practical expedient and does not disclose the value of unsatisfied performance obligations for contracts (i) that have an original expected duration of one year or less and (ii) for which it recognizes revenues at the amount to which it has the right to invoice for services provided.

	Less than 1 year	1 Year	2 Years	3 Years	Total
Contract Type
Fixed-price	$46,200	$11,040	$1,804	$—	$59,044
The Company applies a practical expedient and does not disclose the amount of the transaction price allocated to the remaining performance obligations nor provide an explanation of when the Company expects to recognize that amount as revenue for certain variable consideration.

Contract Balances
The following table provides information on the classification of contract assets and liabilities in the condensed consolidated balance sheets:

	As of September 30, 2026	As of December 31, 2025
Contract assets included in trade receivables and contract assets, net	$90,411	$58,513
Contract assets included in other noncurrent assets	$1,318	$246
Contract liabilities included in accrued expenses and other current liabilities	$40,946	$104,219
Contract liabilities included in other noncurrent liabilities	$494	$674

Contract assets comprise amounts where the Company’s right to bill is contingent on something other than the passage of time such as achievement of contractual milestones. Contract assets have increased from December 31, 2025 primarily due to contracts where the Company’s right to bill is contingent upon achievement of contractual milestones. Contract liabilities comprise amounts collected from the Company’s clients for revenues not yet earned and such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods. Contract liabilities included $5.5 million and $51.2 million from a single customer at September 30, 2026 and December 31, 2025, respectively. Contract liabilities have decreased from December 31, 2025 primarily due to lower levels of advance collections.
During the three and nine months ended September 30, 2026, the Company recognized $24.2 million and $93.9 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized $7.3 million and $47.6 million, respectively, of revenues that were included in Accrued expenses and other current liabilities at December 31, 2024.
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
During the three and nine months ended September 30, 2026, the Company recognized benefits of $12.0 million and $38.4 million, respectively, related to R&D activities completed in Poland which were recorded as a reduction to cost of revenues in the condensed consolidated statement of income. During the three and nine months ended September 30, 2025, the Company recognized benefits of $13.2 million and $38.2 million, respectively, related to R&D activities completed in Poland which were recorded as a reduction to cost of revenues in the condensed consolidated statement of income. As of September 30, 2026, $18.5 million of benefits were included in prepaid and other current assets and $94.1 million of benefits were included in other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive. As of December 31, 2025, $21.6 million of benefits were included in prepaid and other current assets and $75.3 million of benefits were included in other noncurrent assets on the condensed consolidated balance sheet related to the Poland R&D incentive.
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
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues (exclusive of depreciation and amortization)	$21,054	$21,149	$66,740	$63,233
Selling, general and administrative expenses	21,424	23,455	72,058	68,385
Total	$42,478	$44,604	$138,798	$131,618

Restricted Stock Units
Service-Based Awards
The table below summarizes activity related to the Company’s equity-classified and liability-classified service-based awards for the nine months ended September 30, 2026:

	Equity-Classified Equity-Settled Restricted Stock Units		Liability-Classified Cash-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested service-based awards outstanding at January 1, 2026	1,467	$230.75	106	$238.64
Awards granted	1,193	$135.21	83	$137.14
Awards modified	(5)	$223.40	5	$140.01
Awards vested	(497)	$245.38	(44)	$251.29
Awards forfeited/cancelled	(103)	$193.99	(2)	$211.06
Unvested service-based awards outstanding at September 30, 2026	2,055	$173.61	148	$175.30
As of September 30, 2026, $236.4 million of total remaining unrecognized stock-based compensation cost related to service-based equity-classified restricted stock units (“RSUs”), net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.6 years.
As of September 30, 2026, $11.4 million of total remaining unrecognized stock-based compensation cost related to service-based liability-classified cash-settled RSUs, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years.
The liability associated with the service-based liability-classified RSUs as of September 30, 2026 and December 31, 2025, was $3.0 million and $5.7 million, respectively, and was classified as accrued compensation and benefits expenses in the condensed consolidated balance sheets.

Performance-Based Awards
The table below summarizes activity related to the Company’s performance-based awards for the nine months ended September 30, 2026:

	Equity-Classified Equity-Settled Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance-based awards outstanding at January 1, 2026	138	$240.97
Awards granted	122	$127.45
Awards vested	(4)	$269.87
Awards forfeited/cancelled	(19)	$221.76
Unvested performance-based awards outstanding at September 30, 2026	237	$183.81
As of September 30, 2026, $15.9 million of total remaining unrecognized stock-based compensation cost related to performance-based equity-classified RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.6 years.
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
As of September 30, 2026, the Company has issued 114 thousand performance-based equity-classified RSUs which are not considered granted for accounting purposes as the future vesting conditions have not yet been determined and these awards are not reflected in the table above.
Stock Options
Stock option activity under the Company’s plans is set forth below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at January 1, 2026	701	$212.59
Options exercised	(56)	$72.37
Options expired	(11)	$294.68
Options outstanding at September 30, 2026	634	$223.53	$2,416	4.0

Options vested and exercisable as of September 30, 2026	580	$216.47	$2,416	3.7
Options expected to vest as of September 30, 2026	53	$298.63	$—	7.1
As of September 30, 2026, $2.9 million of total remaining unrecognized stock-based compensation cost related to unvested stock options, net of estimated forfeitures, is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.

Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (“ESPP”) enables eligible employees to purchase shares of EPAM’s common stock at a discount at the end of each designated offering period, which occurs every six months ending April 30th and October 31st. The purchase price is equal to 85% of the fair market value of a share of EPAM’s common stock on the first date of an offering or the date of purchase, whichever is lower. During the nine months ended September 30, 2026, the ESPP participants purchased 141 thousand shares of common stock under the ESPP. During the nine months ended September 30, 2025, the ESPP participants purchased 107 thousand shares of common stock under the ESPP.
The Company recognizes compensation expense related to share issuances pursuant to the ESPP on a straight-line basis over the six-month offering period. For the three and nine months ended September 30, 2026, the Company recognized $2.4 million and $7.0 million, respectively, of stock-based compensation expense related to the ESPP. For the three and nine months ended September 30, 2025, the Company recognized $2.5 million and $7.5 million, respectively, of stock-based compensation expense related to the ESPP. As of September 30, 2026, total unrecognized stock-based compensation cost related to the ESPP was $0.8 million, which is expected to be recognized over a period of 0.1 years.
Share Repurchases
On October 16, 2025, the Board of Directors authorized a share repurchase program (the “2025 Repurchase Program”) for up to $1,000 million of the Company’s outstanding common stock. On September 30, 2026, the Board of Directors terminated and replaced the 2025 Repurchase Program (including its remaining $293 million authorization) with a new share repurchase program for up to $1,800 million of the Company’s outstanding common stock through December 31, 2029 (the “2026 Repurchase Program”). The Company may repurchase shares of its common stock on a discretionary basis from time to time through open-market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of common stock. Prior to the authorization of the 2026 Repurchase Program and the 2025 Repurchase Program, the Company repurchased common stock under the 2024 Repurchase Program and exhausted the $500 million authorized under that program as of September 30, 2025.
On March 4, 2026, the Company entered into a $300 million Accelerated Share Repurchase Agreement (the “March 2026 ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”). The March 2026 ASR was consummated under the 2025 Repurchase Program. Under the terms of the March 2026 ASR, the Company made a payment of $300 million to Morgan Stanley on March 4, 2026 and received from Morgan Stanley an initial delivery of 1.703 million shares of its common stock, or $240 million worth based on the closing price on March 4, 2026. During the three months ended March 31, 2026, the shares in the initial delivery were retired and recorded as a reduction of retained earnings. The remaining amount was recorded as a reduction of additional paid-in capital during the first quarter. Final settlement of the March 2026 ASR occurred on April 17, 2026, when Morgan Stanley delivered 537 thousand additional shares of the Company’s common stock. These shares were valued at $70.5 million on the delivery date, which was recorded as an increase to additional paid-in capital and a corresponding reduction to retained earnings. All shares repurchased under the March 2026 ASR were immediately retired upon receipt by the Company. The final number of shares repurchased was based on the volume-weighted average price of the Company’s common stock during the term of the March 2026 ASR, less a discount pursuant to the terms and conditions of the March 2026 ASR.
During the three and nine months ended September 30, 2026, the Company repurchased a total of 707 thousand and 3.891 million shares of its common stock, respectively, and during the three and nine months ended September 30, 2025, the Company repurchased a total of 493 thousand and 2.376 million shares of its common stock, respectively. The Company spent $79.9 million and $488.9 million on share repurchases during the three and nine months ended September 30, 2026, respectively, and spent $82.1 million and $438.6 million on share repurchases during the three and nine months ended September 30, 2025, respectively. All of the repurchased shares have been retired.

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

The Company’s worldwide effective tax rate for the three months ended September 30, 2026 and 2025 was 26.1% and 25.6%, respectively, and 27.8% and 25.8% during the nine months ended September 30, 2026 and 2025, respectively. The Company recorded tax shortfalls upon vesting or exercise of stock awards of $0.5 million and $12.1 million during the three and nine months ended September 30, 2026, respectively, compared to tax shortfalls of $0.2 million and $0.8 million during the three and nine months ended September 30, 2025, respectively.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$130,311	$106,816	$315,811	$268,324
Numerator for basic and diluted earnings per share	$130,311	$106,816	$315,811	$268,324

Denominator:
Weighted average common shares for basic earnings per share	51,428	55,557	52,464	56,214
Net effect of dilutive equity awards and stock issuable under the ESPP	41	260	166	320
Weighted average common shares for diluted earnings per share	51,469	55,817	52,630	56,534

Net income per share:
Basic	$2.53	$1.92	$6.02	$4.77
Diluted	$2.53	$1.91	$6.00	$4.75
During the three and nine months ended September 30, 2026, the number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1.642 million and 1.711 million, respectively.
During the three and nine months ended September 30, 2025, the number of shares underlying equity-based awards that were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive was 1.156 million and 1.184 million shares, respectively.
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
Ukraine Humanitarian Commitment — The Company has established a $100.0 million humanitarian commitment to support its employees in Ukraine and their families. As of September 30, 2026, the Company has $2.1 million remaining to be expensed related to this humanitarian commitment. See Note 2 “Impact of the Invasion of Ukraine” for more information regarding commitment to humanitarian aid for Ukraine.
Deferred Consideration — During the year ended December 31, 2022, the Company purchased software licenses for use in the regular course of business in exchange for an upfront payment and fixed, subsequent annual payments due over the next 4 years. This agreement was modified during the years ended December 31, 2023, 2024 and 2025. As of September 30, 2026, the undiscounted deferred consideration amounts owed totaled approximately $18.5 million and are expected to be paid in 2026.
Contractual Commitment — On March 31, 2023, the Company entered into a 5-year agreement for cloud services through which it committed to spending at least $75.0 million over the term of the agreement. As of September 30, 2026, $30.3 million remains to be spent under this contractual commitment. The Company has the ability to cancel the commitment whereby it would incur a cancellation penalty of 20% of the remaining contractual commitment.

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

Segment revenues from external clients and segment operating profit, as well as a reconciliation of segment operating profit to consolidated income before provision for income taxes is presented below:

	For the Three Months Ended September 30, 2026
	Americas	Europe	Total
Segment revenues	$796,818	$629,612	$1,426,430
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)(1)	528,036	426,586
Adjusted selling, general and administrative expenses(2)	108,123	85,869
Depreciation and amortization of property and equipment	9,463	5,711
Segment operating profit	$151,196	$111,446	$262,642
Unallocated costs:
Stock-based compensation expense			(42,478)
Amortization of purchased intangibles			(17,446)
Other unallocated costs			(26,790)
Income from operations			175,928
Interest and other income (loss), net			(907)
Foreign exchange gain (loss)			1,315
Income before provision for income taxes			$176,336

(1)	Adjusted cost of revenues excludes stock-based compensation expense, gains and losses on hedging instruments, and other costs that are excluded from the CODM’s evaluation of segment performance.

(2)	Adjusted selling, general and administrative expenses exclude stock-based compensation expense, other acquisition-related expenses, and other costs that are excluded from the CODM’s evaluation of segment performance as they include the costs of running our corporate and other central functions that are not attributable to a particular segment or are expenses that occur infrequently.

	For the Nine Months Ended September 30, 2026
	Americas	Europe	Total
Segment revenues	$2,384,476	$1,856,782	$4,241,258
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)(1)	1,605,782	1,293,764
Adjusted selling, general and administrative expenses(2)	318,638	252,793
Depreciation and amortization of property and equipment	27,537	15,950
Segment operating profit	$432,519	$294,275	$726,794
Unallocated costs:
Stock-based compensation expense			(138,798)
Amortization of purchased intangibles			(52,773)
Other unallocated costs			(90,305)
Income from operations			444,918
Interest and other income (loss), net			(1,146)
Foreign exchange gain (loss)			(6,237)
Income before provision for income taxes			$437,535

	For the Three Months Ended September 30, 2025
	Americas	Europe	Total
Segment revenues	$799,869	$594,504	$1,394,373
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)(1)	548,161	421,398
Adjusted selling, general and administrative expenses(2)	106,753	79,767
Depreciation and amortization of property and equipment	8,656	4,438
Segment operating profit	$136,299	$88,901	$225,200
Unallocated costs:
Stock-based compensation expense			(44,604)
Amortization of purchased intangibles			(18,220)
Other acquisition-related expenses			(233)
Other unallocated costs			(17,200)
Income from operations			144,943
Interest and other income (loss), net			2,302
Foreign exchange gain (loss)			(3,627)
Income before provision for income taxes			$143,618

	For the Nine Months Ended September 30, 2025
	Americas	Europe	Total
Segment revenues	$2,364,437	$1,685,071	$4,049,508
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)(1)	1,643,778	1,200,316
Adjusted selling, general and administrative expenses(2)	312,270	230,811
Depreciation and amortization of property and equipment	27,372	12,940
Segment operating profit	$381,017	$241,004	$622,021
Unallocated costs:
Stock-based compensation expense			(131,618)
Amortization of purchased intangibles			(53,712)
Other acquisition-related expenses			(1,108)
Other unallocated costs			(64,834)
Income from operations			370,749
Interest and other income (loss), net			11,635
Foreign exchange gain (loss)			(20,581)
Income before provision for income taxes			$361,803
There were no clients that accounted for more than 10% of total segment revenues during the three and nine months ended September 30, 2026 and 2025. See Note 8 “Revenues” for additional disclosures of the Company’s disaggregated revenues reconciled with the revenues from the Company’s reportable segments.

Geographic Area Information
Long-lived assets presented in the table below include property and equipment, net of accumulated depreciation and amortization, and management has determined that it is not practical to allocate these assets by segment since such assets are used interchangeably among the segments. Physical locations and values of the Company’s long-lived assets are presented below:

	As of September 30, 2026	As of December 31, 2025
Ukraine	$61,552	$59,381
Belarus	47,008	44,483
United States	17,633	26,085
India	17,597	17,365
Poland	11,844	10,947
Other	47,482	44,126
Total	$203,116	$202,387
The table below presents information about the Company’s revenues by client location for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$714,421	$716,178	$2,141,169	$2,114,616
United Kingdom	153,827	153,366	471,961	447,533
Switzerland	118,559	113,258	345,108	328,179
Netherlands	65,120	60,709	191,538	164,745
Germany	60,835	60,265	185,270	168,363
Other locations	313,668	290,597	906,212	826,072
Total	$1,426,430	$1,394,373	$4,241,258	$4,049,508

15.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency translation
Beginning balance	$9,869	$8,796	$30,191	$(103,975)
Foreign currency translation	(14,918)	(2,948)	(42,753)	139,194
Income tax benefit (expense)	3,987	2,023	11,500	(27,348)
Foreign currency translation, net of tax	(10,931)	(925)	(31,253)	111,846
Ending balance	$(1,062)	$7,871	$(1,062)	$7,871
Cash flow hedging instruments
Beginning balance	$(4,762)	$13,600	$(2,016)	$(11,265)
Unrealized gain (loss) in fair value	(8,814)	(3,089)	(16,603)	29,964
Net loss (gain) reclassified into Cost of revenues (exclusive of depreciation and amortization)	3,888	(7,516)	8,106	(8,392)
Net loss reclassified into Foreign exchange loss	—	36	—	193
Income tax benefit (expense)	1,138	2,442	1,963	(5,027)
Cash flow hedging instruments, net of tax	(3,788)	(8,127)	(6,534)	16,738
Ending balance(1)	$(8,550)	$5,473	$(8,550)	$5,473
Defined benefit plans
Beginning balance	$(10,077)	$(1,082)	$(9,630)	$(1,624)
Actuarial gains (losses)	348	135	(59)	1,154
Income tax benefit (expense)	(19)	—	(59)	(477)
Defined benefit plans, net of tax	329	135	(118)	677
Ending balance	$(9,748)	$(947)	$(9,748)	$(947)
Accumulated other comprehensive income (loss)	$(19,360)	$12,397	$(19,360)	$12,397

(1) As of September 30, 2026, the ending balance of net unrealized loss related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of revenues (exclusive of depreciation and amortization) in the next twelve months.

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
Business Update Regarding the War in Ukraine
Russia’s attack on Ukraine has had, and could continue to have, a material adverse effect on our operations. As of September 30, 2026, Ukraine continues to be a significant delivery location with delivery professionals generally operating at levels of productivity consistent with those achieved prior to the attack. We have maintained our $100.0 million humanitarian aid commitment to our people in Ukraine, and as of September 30, 2026, we have $2.1 million remaining to be expensed under this humanitarian commitment.
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
Year-to-Date 2026 Developments and Trends
For the first nine months of 2026, our revenues were $4.241 billion, an increase of 4.7% from $4.050 billion reported for the same period of 2025. Revenues have been positively impacted by improving demand for our services and foreign exchange fluctuations. Income from operations as a percentage of revenues increased to 10.5% for the nine months ended September 30, 2026 as compared to 9.2% for the nine months ended September 30, 2025, largely driven by a decrease in cost of revenues (exclusive of depreciation and amortization) as a percentage of revenues. Diluted earnings per share increased to $6.00 for the nine months ended September 30, 2026 from $4.75 for the nine months ended September 30, 2025, mainly driven by an increase in income from operations as well as reduced common shares outstanding resulting from share repurchases, including repurchases made under the Accelerated Share Repurchase Agreement (“March 2026 ASR”) in connection with the 2025 Repurchase Program. See Note 10 “Stockholders’ Equity” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding the March 2026 ASR.
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
During the three and nine months ended September 30, 2026, there have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(in thousands, except percentages and per share data)
Revenues	$1,426,430	100.0%	$1,394,373	100.0%	$4,241,258	100.0%	$4,049,508	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)(1)	980,493	68.7%	983,169	70.5%	2,977,744	70.2%	2,899,189	71.6%
Selling, general and administrative expenses(2)	237,389	16.7%	234,948	16.8%	722,336	17.0%	685,546	16.9%
Depreciation and amortization expense	32,620	2.3%	31,313	2.3%	96,260	2.3%	94,024	2.3%
Income from operations	175,928	12.3%	144,943	10.4%	444,918	10.5%	370,749	9.2%
Interest and other income (loss), net	(907)	—%	2,302	0.2%	(1,146)	(0.1)%	11,635	0.2%
Foreign exchange gain (loss)	1,315	0.1%	(3,627)	(0.3)%	(6,237)	(0.1)%	(20,581)	(0.5)%
Income before provision for income taxes	176,336	12.4%	143,618	10.3%	437,535	10.3%	361,803	8.9%
Provision for income taxes	46,025	3.3%	36,802	2.6%	121,724	2.9%	93,479	2.3%
Net income	$130,311	9.1%	$106,816	7.7%	$315,811	7.4%	$268,324	6.6%
Effective tax rate	26.1%		25.6%		27.8%		25.8%
Diluted earnings per share	$2.53		$1.91		$6.00		$4.75
(1)Includes $21,054 and $21,149 of stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively, and $66,740 and $63,233 of stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes $21,424 and $23,455 of stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively, and $72,058 and $68,385 of stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively.

Consolidated Results Review
Revenues
During the three months ended September 30, 2026, our total revenues increased by 2.3% to $1.426 billion compared to the corresponding period in 2025. During the three months ended September 30, 2026 as compared to the same period last year, revenues have been positively impacted by improving demand for our services, partially offset by fluctuations in foreign currency exchange rates which decreased revenues by 0.2%.
During the nine months ended September 30, 2026, our total revenues increased by 4.7% to $4.241 billion compared to the corresponding period in 2025. During the nine months ended September 30, 2026 as compared to the same period last year, revenues have been positively impacted by improving demand for our services and fluctuations in foreign currency exchange rates which contributed 1.6% to revenue growth.
Revenues by client location for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(in thousands, except percentages)				(in thousands, except percentages)
Americas(1)	$809,855	56.8%	$808,630	58.0%	$2,414,737	56.9%	$2,390,348	59.0%
EMEA(2)	587,782	41.2%	555,739	39.9%	1,746,028	41.2%	1,577,663	39.0%
APAC(3)	28,793	2.0%	30,004	2.1%	80,493	1.9%	81,497	2.0%
Revenues	$1,426,430	100.0%	$1,394,373	100.0%	$4,241,258	100.0%	$4,049,508	100.0%
(1)Americas includes revenues from clients in North, Central and South America.
(2)EMEA includes revenues from clients in Europe and the Middle East.
(3)APAC includes revenues from clients in East Asia, Southeast Asia and Australia.
During the three and nine months ended September 30, 2026, the United States continued to be our largest client location. During the three months ended September 30, 2026, revenues in the United States decreased 0.2% to $714.4 million from $716.2 million in the third quarter of 2025. During the nine months ended September 30, 2026, revenues in the United States increased 1.3% to $2.141 billion as compared to $2.115 billion in the same period of the prior year, largely due to revenue growth in the Financial Services industry vertical.
During the three months ended September 30, 2026, the top three revenue contributing countries by client location in EMEA were the United Kingdom, Switzerland, and the Netherlands, generating $153.8 million, $118.6 million and $65.1 million in revenues, respectively, compared to $153.4 million, $113.3 million, and $60.7 million, respectively, in the corresponding period last year. During the nine months ended September 30, 2026, the United Kingdom, Switzerland and the Netherlands performed as EMEA’s top revenue generating locations and contributed $472.0 million, $345.1 million, and $191.5 million, respectively compared to $447.5 million, $328.2 million, and $164.7 million, respectively, in the corresponding period last year. Revenues in the EMEA region were positively impacted by increased spending at certain large accounts during the three and nine months ended September 30, 2026 as compared to the same periods in the previous year.
During the three months ended September 30, 2026, revenues from clients in the APAC region decreased by $1.2 million or 4.0%, and decreased by $1.0 million or 1.2% during the nine months ended September 30, 2026, compared to the corresponding periods of 2025.
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

During the three months ended September 30, 2026, cost of revenues (exclusive of depreciation and amortization) was $980.5 million representing a decrease of 0.3% from $983.2 million in the corresponding period of 2025. The decrease primarily resulted from a decrease in compensation and benefits expense in the third quarter of 2026 compared to the third quarter of 2025, partially offset by foreign currency fluctuations. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 68.7% and 70.5% in the third quarter of 2026 and 2025, respectively. This year-over-year decrease is primarily due to a decrease in variable compensation expense as a percentage of revenues and higher account-level profitability, partially offset by the negative impact from changes in foreign currency exchange rates.
During the nine months ended September 30, 2026, cost of revenues (exclusive of depreciation and amortization) was $2.978 billion representing an increase of 2.7% from $2.899 billion in the corresponding period of 2025. The increase primarily resulted from a 2.5% increase in the average number of production professionals in the first nine months of 2026 compared to the first nine months of 2025, foreign currency fluctuations, and increased stock-based compensation expense, partially offset by lower variable compensation expense. Expressed as a percentage of revenues, cost of revenues (exclusive of depreciation and amortization) was 70.2% and 71.6% for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year decrease is primarily due to a decrease in variable compensation expense as a percentage of revenues and higher account-level profitability, partially offset by the negative impact from changes in foreign currency exchange rates.
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
During the three months ended September 30, 2026, selling, general and administrative expenses were $237.4 million representing a 1.0% increase as compared to $234.9 million in the corresponding period of 2025. Expressed as a percentage of revenues, selling, general and administrative expenses decreased by 0.1% to 16.7% for the three months ended September 30, 2026 as compared to the same period from the prior year.
During the nine months ended September 30, 2026, selling, general and administrative expenses were $722.3 million representing a 5.4% increase as compared to $685.5 million in the corresponding period of 2025. The increase in selling, general and administrative expenses was mainly driven by increased personnel-related costs, including stock-based compensation expense, and foreign exchange fluctuations. Expressed as a percentage of revenues, selling, general and administrative expenses increased by 0.1% to 17.0% for the nine months ended September 30, 2026 as compared to the same period from the prior year.
Depreciation and Amortization Expense
During the three and nine months ended September 30, 2026, depreciation and amortization expense was $32.6 million and $96.3 million, respectively, as compared to $31.3 million and $94.0 million, respectively, in the corresponding periods last year. The composition of depreciable and amortizable assets has not changed significantly since the beginning of the prior year.
Interest and Other Income (Loss), Net
Interest and other income (loss), net includes interest earned on cash and cash equivalents and short-term investments, gains and losses from certain financial instruments, interest expense related to our borrowings, and changes in the fair value of contingent consideration. Interest and other income (loss), net was a loss of $0.9 million and $1.1 million during the three and nine months ended September 30, 2026, respectively, compared to income of $2.3 million and $11.6 million during the three and nine months ended September 30, 2025, respectively. The decrease in Interest and other income (loss), net during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was largely driven by $1.4 million of impairments of investments in equity securities, a $1.2 million decrease in interest income from our cash, cash equivalents and short-term investments and a $0.4 million difference in the change in fair value of contingent consideration. The decrease in Interest and other income (loss), net during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was largely driven by a $4.0 million difference in the change in fair value of contingent consideration, a $2.9 million decrease in interest income from our cash, cash equivalents and short-term investments, $1.8 million of impairments on investments, and a $1.2 million increase in interest expense, mainly related to our line of credit.

Foreign Exchange Gain (Loss)
During the three and nine months ended September 30, 2026, foreign exchange gain (loss) was a gain of $1.3 million and a loss of $6.2 million, respectively, compared to a loss of $3.6 million and a loss of $20.6 million, respectively, reported in the corresponding periods last year. Exchange rate movements impact the reported value of our assets and liabilities denominated in currencies other than the U.S. dollar or where the currency of such items is different than the functional currency of the entity where these items were recorded.
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
Our effective tax rate was 26.1% and 27.8% for the three and nine months ended September 30, 2026, respectively, and 25.6% and 25.8% for the three and nine months ended September 30, 2025, respectively. We recorded tax shortfalls upon vesting or exercise of stock awards of $0.5 million and $12.1 million during the three and nine months ended September 30, 2026, respectively, as compared to tax shortfalls of $0.2 million and $0.8 million during the three and nine months ended September 30, 2025, respectively.
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

Americas Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Americas segment for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas segment revenues	$796,818	$799,869	$2,384,476	$2,364,437
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)	528,036	548,161	1,605,782	1,643,778
Adjusted selling, general and administrative expenses	108,123	106,753	318,638	312,270
Depreciation and amortization of property and equipment	9,463	8,656	27,537	27,372
Americas segment operating profit	$151,196	$136,299	$432,519	$381,017

During the three months ended September 30, 2026, revenues for the Americas segment decreased $3.1 million, or 0.4%, compared to the same period last year and segment operating profit increased $14.9 million, or 10.9%, compared to the same period last year. During the three months ended September 30, 2026, revenues from our Americas segment were 55.9% of total revenues, a decrease from 57.4% reported in the corresponding period of 2025. As a percentage of Americas segment revenues, the Americas segment’s operating profit increased to 19.0% during the third quarter of 2026 from 17.0% in the third quarter of 2025. This increase is primarily attributable to improved profitability as a result of lower variable compensation expense in 2026 as compared to 2025 and higher account-level profitability.
During the nine months ended September 30, 2026, revenues for the Americas segment increased $20.0 million, or 0.8%, compared to the same period last year and segment operating profit increased $51.5 million, or 13.5%, compared to the same period last year. During the nine months ended September 30, 2026, revenues from our Americas segment were 56.2% of total revenues, a decrease from 58.4% reported in the corresponding period of 2025. As a percentage of Americas segment revenues, the Americas segment’s operating profit increased to 18.1% during the nine months ended September 30, 2026 from 16.1% in the nine months ended September 30, 2025. This increase is primarily attributable to improved profitability as a result of our prior cost optimization initiatives, lower variable compensation expense, and higher account-level profitability, partially offset by the impact of changes in foreign currency exchange rates.

The following table presents Americas segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percentage	2026	2025	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$180,456	$150,573	$29,883	19.8%	$517,197	$448,475	$68,722	15.3%
Software & Hi-Tech	126,382	143,191	(16,809)	(11.7)%	387,864	423,163	(35,299)	(8.3)%
Life Sciences & Healthcare	124,118	124,943	(825)	(0.7)%	372,434	375,859	(3,425)	(0.9)%
Consumer Goods, Retail & Travel	117,781	122,673	(4,892)	(4.0)%	359,875	356,090	3,785	1.1%
Business Information & Media	110,221	116,848	(6,627)	(5.7)%	342,112	348,912	(6,800)	(1.9)%
Emerging Verticals	137,860	141,641	(3,781)	(2.7)%	404,994	411,938	(6,944)	(1.7)%
Revenues	$796,818	$799,869	$(3,051)	(0.4)%	$2,384,476	$2,364,437	$20,039	0.8%

During the three and nine months ended September 30, 2026, Financial Services was the largest industry vertical in the Americas segment and grew 19.8% and 15.3%, respectively, compared to the corresponding periods of 2025, primarily due to increased spend at a large wealth management client and growth in insurance, asset management, and payment processing clients. Software & Hi-Tech declined 11.7% and 8.3% during the three and nine months ended September 30, 2026, respectively, which was a result of lower spend from certain technology clients. Life Sciences & Healthcare decreased 0.7% and 0.9% during the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods of 2025. Consumer Goods, Retail & Travel decreased 4.0% during the three months ended September 30, 2026, primarily due to lower spend at retail and distribution clients, and increased 1.1% during the nine months ended September 30, 2026. Business Information & Media declined 5.7% and 1.9% during the three and nine months ended September 30, 2026, respectively, primarily due to lower demand from information services clients. Emerging Verticals declined 2.7% and 1.7% during the three and nine months ended September 30, 2026, respectively, primarily due to lower revenues from clients in industrial materials, telecommunications, and real estate, partially offset by growth from clients in the energy sector.
Europe Segment
The following table summarizes revenues from external clients and operating profit, before unallocated expenses, for the Europe segment for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Europe segment revenues	$629,612	$594,504	$1,856,782	$1,685,071
Less:
Adjusted cost of revenues (exclusive of depreciation and amortization)	426,586	421,398	1,293,764	1,200,316
Adjusted selling, general and administrative expenses	85,869	79,767	252,793	230,811
Depreciation and amortization of property and equipment	5,711	4,438	15,950	12,940
Europe segment operating profit	$111,446	$88,901	$294,275	$241,004
During the three months ended September 30, 2026, Europe’s segment revenues were $629.6 million, representing an increase of $35.1 million, or 5.9%, from the same period last year. Revenues were negatively impacted by changes in foreign currency exchange rates during the third quarter of 2026 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2025, we would have reported revenue growth of 6.9%. Europe’s segment revenues accounted for 44.1% and 42.6% of total segment revenues during the three months ended September 30, 2026 and 2025, respectively. During the third quarter of 2026, the segment’s operating profit increased 25.4% to $111.4 million compared to the third quarter of 2025. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 17.7% compared to 15.0% in the same period of the prior year. This increase is primarily attributable to improved profitability as a result of lower variable compensation expense in 2026 as compared to 2025 and higher account-level profitability.
During the nine months ended September 30, 2026, Europe’s segment revenues were $1.857 billion, representing an increase of $171.7 million, or 10.2%, from the same period last year. Revenues were positively impacted by changes in foreign currency exchange rates during the nine months ended September 30, 2026 and had our Europe segment revenues been expressed in constant currency terms using the exchange rates in effect during the first nine months of 2025, we would have reported revenue growth of 7.5%. Europe’s segment revenues accounted for 43.8% and 41.6% of total segment revenues during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the segment’s operating profit increased 22.1% to $294.3 million compared to the corresponding period of 2025. Expressed as a percentage of revenues, Europe’s segment operating profit increased to 15.8% compared to 14.3% in the same period of the prior year. This increase is primarily attributable to improved profitability as a result of lower variable compensation expense, higher account-level profitability, and savings from our prior cost optimization initiatives.

The following table presents Europe segment revenues by industry vertical for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Dollars	Percentage	2026	2025	Dollars	Percentage
Industry Vertical	(in thousands, except percentages)
Financial Services	$203,515	$187,228	$16,287	8.7%	$583,161	$531,604	$51,557	9.7%
Consumer Goods, Retail & Travel	151,469	153,354	(1,885)	(1.2)%	457,506	443,499	14,007	3.2%
Software & Hi-Tech	72,938	68,965	3,973	5.8%	224,191	183,737	40,454	22.0%
Business Information & Media	48,215	50,782	(2,567)	(5.1)%	148,434	155,658	(7,224)	(4.6)%
Life Sciences & Healthcare	50,897	34,251	16,646	48.6%	135,793	94,794	40,999	43.3%
Emerging Verticals	102,578	99,924	2,654	2.7%	307,697	275,779	31,918	11.6%
Revenues	$629,612	$594,504	$35,108	5.9%	$1,856,782	$1,685,071	$171,711	10.2%
During the three and nine months ended September 30, 2026, Financial Services was the largest industry vertical in the Europe segment and grew 8.7% and 9.7%, respectively, compared to the corresponding periods of 2025, primarily due to improved demand from clients in asset management and insurance. During the three months ended September 30, 2026, revenues in Consumer Goods, Retail & Travel decreased 1.2% and increased 3.2% during the nine months ended September 30, 2026. The increase during the nine months ended September 30, 2026 was primarily due to improved demand from clients in the retail and consumer goods industries. During the three and nine months ended September 30, 2026, revenues in Software & Hi-Tech grew 5.8% and 22.0%, respectively, primarily due to increased demand at a large hardware client and several technology services clients. During the three and nine months ended September 30, 2026, revenues in Business Information & Media declined 5.1% and 4.6%, respectively, primarily due to decreased demand from information services clients. Revenues in Life Sciences & Healthcare grew 48.6% and 43.3% during the three and nine months ended September 30, 2026, respectively, primarily due to the growth experienced from new and existing clients in the pharmaceutical sector. Revenues in Emerging Verticals grew 2.7% and 11.6% during the three and nine months ended September 30, 2026, respectively, due to the growth from various clients in the energy sector.
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
Liquidity and Capital Resources
Capital Resources
Our cash generated from operations has been our primary source of liquidity to fund operations, to repurchase shares and make investments to support the growth of our business. As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $965.2 million, short-term investments totaling $4.6 million, and $675.0 million of available borrowings under our revolving credit facility. As of September 30, 2026, $25.0 million was outstanding under this facility and we were in compliance with all covenants contained in the facility. See Note 6 “Debt” of our condensed consolidated financial statements in “Part I. Item 1. Financial Statements (Unaudited)” for information regarding drawdowns on our revolving credit facility.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Condensed Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$250,052	$372,044
Net cash used in investing activities	(55,995)	(32,802)
Net cash used in financing activities	(508,542)	(439,219)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,950)	53,100
Net decrease in cash, cash equivalents and restricted cash	(331,435)	(46,877)
Cash, cash equivalents and restricted cash, beginning of period	1,301,377	1,290,392
Cash, cash equivalents and restricted cash, end of period	$969,942	$1,243,515
Operating Activities
Our largest source of cash provided by operating activities is cash generated from our professional services that we provide to our clients. Our primary uses of cash from operating activities include compensation to our employees and related costs, payments for leased facilities, various general corporate expenditures and income tax payments. The first nine months of 2026 were negatively impacted by a higher level of variable compensation payments made based on 2025 performance and a larger increase in days sales outstanding compared to the first nine months of 2025.
Investing Activities
Our primary uses of cash in investing activities consist of purchases of computer hardware, software and office equipment, as well as investments into office buildings and new businesses. We also use cash for short-term investments and time deposits and receive cash upon maturity of these deposits. Most of our investments are typically short-term and cash equivalent in nature but we may invest in longer term deposits if the terms are favorable. The cash used in investing activities during the nine months ended September 30, 2026 was primarily attributable to $47.7 million used for capital expenditures compared to $27.5 million used for capital expenditures in the corresponding period of 2025.
Financing Activities
Cash used in financing activities mainly consists of repurchases of shares of EPAM common stock under our share repurchase programs, payments of withholding taxes related to net share settlements of equity awards, repayments of debt, and settlements of the acquisition-date fair value of contingent consideration related to acquisitions of businesses. Cash provided by financing activities mainly consists of the proceeds from the issuance of shares under our ESPP and exercises of stock options issued under our long-term incentive plans as well as proceeds from debt. During the first nine months of 2026, our main use of cash in financing activities consisted of $488.9 million of payments to repurchase our common stock, including $300 million related to the March 2026 ASR, compared to $438.6 million in the corresponding period of 2025. Cash used in financing activities was also impacted by lower proceeds related to stock option exercises compared to the first nine months of 2025.
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
We have cash in several countries, including Ukraine and Belarus, where the banking sector remains subject to periodic instability; banking and other financial systems in these countries generally do not meet the banking standards of more developed markets, and bank deposits made by corporate entities are not insured. As of September 30, 2026, we had $28.3 million of cash and cash equivalents in banks in Ukraine and $25.1 million of cash and cash equivalents in banks in Belarus. We regularly monitor cash held in these countries and, to the extent the cash held exceeds amounts required to support our operations in these countries, we distribute the excess funds into markets with more developed banking sectors to the extent it is possible to do so. In April 2024, Belarus instituted restrictions on distributing dividends from Belarus to shareholders in certain countries, including the U.S. The restrictions are scheduled to remain in place until the end of 2026 and may prevent EPAM from distributing excess funds, if any, out of Belarus. We do not expect these restrictions to have a material impact on our ability to meet our worldwide cash obligations during this period. We place our cash and cash equivalents with financial institutions considered stable, limit the amount of credit exposure with any one financial institution and conduct ongoing evaluations of the credit worthiness of the financial institutions with which we do business. However, a banking crisis, bankruptcy or insolvency of banks that process or hold our funds, or sanctions may result in the loss of our deposits or adversely affect our ability to complete banking transactions, which could adversely affect our business and financial condition.
Trade receivables are generally dispersed across many clients operating in different industries and geographies; therefore, concentration of credit risk is limited and we do not believe significant credit risk existed as of September 30, 2026. Though our results of operations depend on our ability to successfully collect payment from our clients for work performed, historically, credit losses and write-offs of trade receivables have not been material to our condensed consolidated financial statements. If our clients enter bankruptcy protection or otherwise take steps to alleviate their financial distress, our credit losses and write-offs of trade receivables could increase, which would negatively impact our results of operations.
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
Foreign Exchange Risk
Our global operations are conducted predominantly in U.S. dollars. Other than U.S. dollars, we generate revenues principally in euros, British pounds, and Swiss francs. During the three months ended September 30, 2026, approximately 40.6% of consolidated revenues were denominated in currencies other than the U.S. dollar. We incur the majority of our expenditures in currencies other than the U.S. dollar, principally in euros, Polish zlotys, Indian rupees, Mexican pesos, and British pounds. Exchange rate fluctuations in any of these currencies relative to the U.S. dollar could negatively impact our results of operations.

To manage the risk of fluctuations in foreign currency exchange rates and hedge a portion of our forecasted foreign currency denominated operating expenses incurred in the normal course of business, we implemented a hedging program through which we enter into a series of foreign exchange forward contracts with durations of twelve months or less that are designated as cash flow hedges of forecasted Polish zloty, Indian rupee, Hungarian forint, Colombian peso, and Mexican peso transactions. As of September 30, 2026, all of EPAM’s foreign exchange forward contracts were designated as hedges and there is no financial collateral (including cash collateral) required to be posted related to the foreign exchange forward contracts.
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
During the third quarter of 2026, we reported revenue growth of 2.3% compared to the third quarter of 2025. Had our consolidated revenues been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2025, we would have reported revenue growth of 2.5%. Our revenues denominated in euros and Mexican pesos experienced the most impact from the movements in foreign currencies. During the third quarter of 2026, we reported an increase in income from operations of 21.4% compared to the third quarter of 2025. Had our consolidated results been expressed in constant currency terms using the exchange rates in effect during the third quarter of 2025, we would have reported an increase in income from operations of 30.1%. Income from operations was most significantly impacted by the movements of the Indian rupee, Colombian peso, Polish zloty, and Hungarian forint exchange rates during the third quarter of 2026 compared to the same period in the prior year.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On October 16, 2025, the Board of Directors authorized a share repurchase program (the “2025 Repurchase Program”) for up to $1,000 million of the Company’s outstanding common stock. On September 30, 2026, the Board of Directors terminated the 2025 Repurchase Program (including its remaining $293 million authorization) and replaced it with a new share repurchase program authorizing the repurchase of up to $1,800 million of the Company’s outstanding common stock through December 31, 2029 (the “2026 Repurchase Program”). The Company may repurchase shares of its common stock on a discretionary basis from time to time through open-market purchases, privately negotiated transactions or other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. See Note 10 “Stockholders’ Equity” in the notes to our condensed consolidated interim financial statements in this Form 10-Q for more information related to the program.
The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
	(in thousands, except per share amounts)
July 1 to July 31, 2026	—	$—	—	$372,492
August 1 to August 31, 2026	340	$108.40	340	$335,629
September 1 to September 30, 2026	367	$117.39	367	$1,800,000
Total	707	$113.06	707
(1) Average price paid per share in the period includes commission and excludes excise tax. Our share repurchases in excess of issuances during the taxable year are subject to a 1% excise tax. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the condensed consolidated statements of changes in equity.
(2) The increase in the approximate dollar value of shares that may yet be purchased in September was due to the termination of the 2025 Repurchase Program and replacement with the 2026 Repurchase Program as noted above.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408, except as follows:
On August 19, 2026, Balazs Fejes, Chief Executive Officer and President, terminated a trading arrangement for the sale of securities of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Fejes’ Rule 10b5-1 Trading Plan was adopted on August 17, 2026 and provided for the sale of up to 18,819 shares of common stock underlying stock options according to the terms of his Rule 10b5-1 Trading Plan. As of the date of termination of his Rule 10b5-1 Trading Plan, Mr. Fejes did not sell any shares of common stock under the terms of the Rule 10b5-1 Trading Plan. The termination was effected in accordance with the terms of the Rule 10b5-1 Trading Plan and applicable securities laws. On August 20, 2026, Mr. Fejes entered into a Rule 10b5-1 Trading Plan that expires on August 15, 2027 and is otherwise subject to identical terms as his terminated Rule 10b5-1 Trading Plan.
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

Date: November 5, 2026

EPAM SYSTEMS, INC.

By:	/s/ Balazs Fejes
Name: Balazs Fejes
Title: Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Jason Peterson
Name: Jason Peterson
Title: Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)